Form 10-Q
period 2008-03-31
Apple REIT Nine, Inc.
filed 2008-05-08
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 333-147414

Apple REIT Nine, Inc.

(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of May 1, 2008: 10

APPLE REIT NINE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLE REIT NINE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Cash	$9,618	$19,904
Prepaid Offering Costs	494,880	316,860

Total Assets	$504,498	$336,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Note Payable	$200,500	$150,500
Accrued expenses	292,586	155,000

Total Liabilities	493,086	305,500

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—

Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 10 shares	—	—

Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48,000	48,000

Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 10 shares	110	110

Retained deficit	(36,698)	(16,846)

Total Shareholders’ Equity	11,412	31,264

Total Liabilities and Shareholders’ Equity	$504,498	$336,764

See accompanying notes to consolidated financial statements.

APPLE REIT NINE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

Three Months Ended March 31, 2008
Revenue	$—

Expenses:
General and Administrative	17,216
Interest	2,636

Total Expenses	19,852

Net loss	$(19,852)

Net loss per common share	$(1,985.20)

Weighted average common shares	10

See accompanying notes to consolidated financial statements.

APPLE REIT NINE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three Months Ended March 31, 2008
Cash flow from operating activities:
Net loss	$(19,852)
Changes in operating assets and liabilities:
Accrued expenses	1,086

Net cash used in operating activities	(18,766)

Cash flow from investing activities	—

Cash flow from financing activities:
Cash paid for offering costs	(41,520)
Proceeds from line of credit	50,000

Net cash provided by financing activities	8,480

Decrease in cash and cash equivalents	(10,286)

Cash and cash equivalents, beginning of period	19,904

Cash and cash equivalents, end of period	$9,618

See accompanying notes to consolidated financial statements.

APPLE REIT NINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its registration statement filed on Form S-11 with the Securities and Exchange Commission (File No. 333-147414). Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owns no properties and has no operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) (see Notes 3 and 4) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President (see Note 6). The Company’s fiscal year end is December 31. The consolidated balance sheet includes the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Income Taxes

The Company intends to make an election to be treated, and expects to qualify, as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation only at the shareholder level. The Company’s continued qualification as a REIT will depend on its compliance with numerous requirements, including requirements as to the nature of its income and distribution of dividends.

The Company has established Apple Nine Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS will lease all hotels from the Company and be subject to income tax at regular corporate rates on any income that it would earn.

Start Up Costs

Start up costs are expensed as incurred.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

Offering costs have been deferred and recorded as prepaid expense. Upon the commencement of the Company’s offering these costs will be recorded as a reduction to shareholders’ equity.

Earnings Per Common Share

Basic earnings per common share will be computed upon the weighted average number of shares outstanding during the year. Diluted earnings per share will be calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the three months ended March 31, 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares (see Note 6).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

3. OFFERING OF SHARES

The Company intends to raise capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold.

With each purchase of a Unit, the Company will issue one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority will be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. In the event the Company pays special dividends, the amount of the $11.00 priority will be reduced by the amount of any special dividends approved by the board. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

4. RELATED PARTIES

The Company will have significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. There have been no amounts incurred by the Company under this agreement as of March 31, 2008.

The Company has entered into an advisory agreement with A9A to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. There were no fees earned under this agreement during the three months ended March 31, 2008. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. Total reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $16,086 for the three months ended March 31, 2008.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. ASRG and A9A may purchase in the “best efforts” offering up to 2.5% of the total number of shares sold in the offering.

Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS.

5. STOCK INCENTIVE PLAN

During April 2008, the Company adopted a stock incentive plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The plan will provide for the grant of options to purchase a specified number of shares of common stock (“Options”) to directors of the Company. Following consummation of the offering, a Compensation Committee (“Committee”) will be established to implement and administer the plan. The Committee will be responsible for granting Options and for establishing the exercise price of Options.

6. SERIES B CONVERTIBLE PREFERRED STOCK

The Company has authorized 480,000 shares of Series B convertible preferred stock. The Company has issued 480,000 Series B convertible preferred shares to Glade M. Knight, Chairman, Chief Executive Officer and President of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$100 million	0.92321
$200 million	1.83239
$300 million	3.19885
$400 million	4.83721
$500 million	6.11068
$600 million	7.29150
$700 million	8.49719
$800 million	9.70287
$900 million	10.90855
$ 1 billion	12.11423
$ 1.1 billion	13.31991
$ 1.2 billion	14.52559
$ 1.3 billion	15.73128
$ 1.4 billion	16.93696
$ 1.5 billion	18.14264
$ 1.6 billion	19.34832
$ 1.7 billion	20.55400
$ 1.8 billion	21.75968
$ 1.9 billion	22.96537
$ 2 billion	24.17104

In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value).

7. LINE OF CREDIT

The Company has obtained an unsecured line of credit in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The lender is Wachovia Bank, N.A. The line of credit bears interest at a variable rate based on the London Interbank Borrowing Rate (LIBOR). Interest is payable monthly. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President, has guaranteed repayment of the line of credit. Mr. Knight will not receive any consideration in exchange for providing this guarantee. The line of credit will mature in November 2008. The Company may prepay the line of credit without premium or penalty. The outstanding balance as of March 31, 2008 was $200,500. The Company intends to repay this debt with proceeds from the “best-efforts” offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company is a Virginia corporation that intends to qualify as a REIT for federal income tax purposes. The Company, which owns no properties and has no operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31.

Related Party Transactions

The Company will have significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. There have been no amounts incurred by the Company under this agreement as of March 31, 2008.

The Company has entered into an advisory agreement with A9A to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. There were no fees earned under this agreement during the three months ended March 31, 2008. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. Total reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $16,086 for the three months ended March 31, 2008.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. ASRG and A9A may purchase in the “best efforts” offering up to 2.5% of the total number of shares sold in the offering.

Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS.

Liquidity and Capital Resources

The Company’s principal source of liquidity will be the proceeds of the “best-efforts” offering and the cash flow generated from properties the Company will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s board of directors.

The Company intends to raise capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold.

With each purchase of a Unit, the Company will issue one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority will be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. In the event the Company pays special dividends, the amount of the $11.00 priority will be reduced by the amount of any special dividends approved by the board. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

The Company has obtained an unsecured line of credit in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The lender is Wachovia Bank, N.A. The line of credit bears interest at a variable rate based on the London Interbank Borrowing Rate (LIBOR). Interest is payable monthly. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President, has guaranteed repayment of the line of credit. Mr. Knight will not receive any consideration in exchange for providing this guarantee. The line of credit will mature in November 2008. The Company may prepay the line of credit without premium or penalty. The outstanding balance as March 31, 2008 was $200,500. The Company intends to repay this debt with proceeds from the “best-efforts” offering.

Once the Company begins acquiring properties, the Company anticipates that its cash flow from operations and the “best-efforts” offering will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements. As REIT’s are required to distribute substantially all of their earnings and profits annually, there may be distributions that include a return of capital. Additionally, due to the inherent delay between raising capital and investing that same capital in income producing real estate, a portion of distributions paid may be funded from the Company’s offering of Units. Proceeds of the offering which are distributed are not available for investment in properties. As of the date of this Form 10-Q, the Company has no material commitments for capital expenditures.

Series B Convertible Preferred Stock

The Company has authorized 480,000 shares of Series B convertible preferred stock. The Company has issued 480,000 Series B convertible preferred shares to Glade M. Knight, chairman, chief executive officer and president of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$100 million	0.92321
$200 million	1.83239
$300 million	3.19885
$400 million	4.83721
$500 million	6.11068
$600 million	7.29150
$700 million	8.49719
$800 million	9.70287
$900 million	10.90855
$ 1 billion	12.11423
$ 1.1 billion	13.31991
$ 1.2 billion	14.52559
$ 1.3 billion	15.73128
$ 1.4 billion	16.93696
$ 1.5 billion	18.14264
$ 1.6 billion	19.34832
$ 1.7 billion	20.55400
$ 1.8 billion	21.75968
$ 1.9 billion	22.96537
$ 2 billion	24.17104

In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at March 31, 2008, of $9,618, every 100 basis points change in interest rates will impact the Company’s annual net income by $96, all other factors remaining the same. In addition, interest rate fluctuations may affect the annual interest expense on the Company’s unsecured line of credit. Based on our outstanding balance of $200,500 at March 31, 2008, every 100 basis point change in interest rates will impact the Company’s net income by $2,005 per year, all other factors remaining the same.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

4.1	Promissory Note to Wachovia Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

4.2	Guaranty of Glade M. Knight. (Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.1	Advisory Agreement between the Registrant and Apple Nine Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.4	Apple REIT Nine, Inc. 2008 Non-Employee Directors Stock Option Plan. (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Nine, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)