Form 10-Q
period 2008-06-30
Apple REIT Nine, Inc.
filed 2008-08-04
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-147414

Apple REIT Nine, Inc.

(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of August 1, 2008: 21,163,838

APPLE REIT NINE, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations - Three months and six months ended June 30, 2008	4

	Consolidated Statement of Cash Flows - Six months ended June 30, 2008	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	19

Signatures		20

This Form 10-Q includes references to certain trademarks or service marks. The Hilton Garden Inn®, Homewood Suites® and Hampton Inn and Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. The Courtyard® by Marriott trademark is the property of Marriott International, Inc. or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

APPLE REIT NINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash	$162,579	$20
Other assets	242	317

Total Assets	$162,821	$337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Note payable	$—	$151
Accounts payable and accrued expenses	51	155

Total Liabilities	51	306

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—

Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 17,004,557 and 10 shares	—	—

Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48

Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 17,004,557 and 10 shares	163,359	—

Distributions greater than net income	(637)	(17)

Total Shareholders’ Equity	162,770	31

Total Liabilities and Shareholders’ Equity	$162,821	$337

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007.

APPLE REIT NINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenue	$—	$—
Expenses:
General and administrative	94	111
Interest income, net	(388)	(385)

Net income	$294	$274

Basic and diluted earnings per common share	$0.05	$0.09

Weighted average common shares outstanding—basic and diluted	6,392	3,196
Distributions declared and paid per common share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007.

APPLE REIT NINE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in thousands)

Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income	$274
Adjustments to reconcile net income to cash provided by operating activities:
Stock option expense	26
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4

Net cash provided by operating activities:	304

Cash flows used in investing activities:
Deposits and other disbursements for potential acquisitions	(210)

Net cash used in investing activities	(210)

Cash flows from financing activities:
Net proceeds from issuance of common shares	163,509
Distributions paid to common shareholders	(893)
Payoff of the line of credit, net of borrowings	(151)

Net cash provided by financing activities	162,465

Increase in cash and cash equivalents	162,559
Cash and cash equivalents, beginning of period	20

Cash and cash equivalents, end of period	$162,579

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007.

APPLE REIT NINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its registration statement filed on Form S-11 with the Securities and Exchange Commission (File No. 333-147414). Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owns no properties and has no operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President (see Note 4 and 6). The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at two institutions, Wachovia Bank, N.A. and BB&T Corporation and the balances may at times exceed federal depository insurance limits.

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

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of June 30, 2008, the Company had sold 17.0 million Units for gross proceeds of $182.3 million and proceeds net of offering costs of $163.3 million.

Earnings Per Common Share

Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the three months and six months ended June 30, 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares (see Note 6).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations and financial position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

3. SUMMARY OF POTENTIAL ACQUISITIONS

On June 5, 2008, the Company entered into a purchase contract for the potential acquisition of a Hilton Garden Inn hotel located in Tucson, Arizona. The purchase price for the 125 guest room hotel is $18.4 million, and a refundable deposit of $150,000 was paid by the Company in connection with the contract and is included in other assets in the Company’s consolidated balance sheet as of June 30, 2008 and in deposits and other disbursements for potential acquisitions in the consolidated statement of cash flows. It is expected that the purchase price will be funded from the Company’s cash on hand. While the purchase of the hotel by the Company is expected to occur during 2008, there can be no assurance that all the conditions to closing will be satisfied.

4. RELATED PARTIES

The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. There have been no amounts incurred by the Company under this agreement as of June 30, 2008.

The Company has entered into an advisory agreement with A9A to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $49,000 for the six months ended June 30, 2008.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. ASRG and A9A may purchase in the “best efforts” offering up to 2.5% of the total number of shares sold in the offering.

Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

5. STOCK INCENTIVE PLAN

During April 2008, the Company adopted a non-employee directors’ stock incentive plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for the grant of options to purchase a specified number of shares of common stock (“Options”) to directors of the Company. A Compensation Committee (“Committee”) was established to administer the plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. During the second quarter of 2008, the Company issued approximately 32,000 options under the Directors’ Plan and recorded approximately $26,000 in compensation expense.

6. SHAREHOLDERS’ EQUITY

Best-efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-147414) filed on April 23, 2008 and was declared effective by the SEC on April 25, 2008. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. The Offering is continuing as of the date of these financial statements. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority will be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. In the event the Company pays special dividends, the amount of the $11.00 priority will be reduced by the amount of any special dividends approved by the board. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

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

7. LINE OF CREDIT

Prior to the commencement of the Company’s “best-efforts” offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The lender was Wachovia Bank, N.A. The line of credit bore interest at a variable rate based on the London Interbank Borrowing Rate (LIBOR). The line of credit was fully paid during May 2008 with net proceeds from the Company’s “best-efforts” offering.

8. SUBSEQUENT EVENTS

In July 2008, the Company declared and paid approximately $1.2 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During July 2008, the Company closed on the issuance of 4.2 million Units through its ongoing “best-efforts” offering, representing gross proceeds to the Company of $45.8 million and proceeds net of selling and marketing costs of $41.2 million.

On July 24, 2008, the Company entered into a purchase contract for the potential acquisition of a Courtyard hotel in Santa Clarita, California. The gross purchase price for the 140 room hotel is $22.7 million, and a refundable deposit of $200,000 was paid by the Company in connection with the contract.

On July 31, 2008, the Company closed on the purchase of a Hilton Garden Inn located in Tucson, Arizona. The gross purchase price for this hotel, which contains a total of 125 guest rooms, was $18.4 million.

On August 1, 2008, the Company entered into a purchase contract for the potential acquisition of a Homewood Suites hotel in Charlotte, North Carolina. The gross purchase price for the 112 room hotel is $5.8 million, and a refundable deposit of $200,000 was paid by the Company in connection with the contract.

On August 1, 2008, the Company entered into five separate purchase contracts with a group of related sellers for the potential acquisition of five hotels. The purchase contracts are for a 142 room Hilton Garden Inn in Twinsburg, Ohio with a purchase price of $16.5 million, a 165 room Hilton Garden Inn in Lewisville, Texas with a purchase price of $28.0 million, a 142 room Hilton Garden Inn in Duncanville, Texas with a purchase price of $19.5 million, a 103 room Hampton Inn and Suites in Allen, Texas with a purchase price of $12.5 million and a 150 room Hilton Garden Inn in Allen, Texas with a purchase price of $18.5 million. The initial refundable deposit under each separate contract was $200,000.

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

Overview

The Company is a Virginia corporation that intends to qualify as a REIT for federal income tax purposes. The Company, which owns no properties and has no operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. There have been no amounts incurred by the Company under this agreement as of June 30, 2008.

The Company has entered into an advisory agreement with A9A to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $49,000 for the six months ended June 30, 2008.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. ASRG and A9A may purchase in the “best efforts” offering up to 2.5% of the total number of shares sold in the offering.

Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Results of Operations

During the period from the Company’s initial formation on November 9, 2007 through June 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities.

Liquidity and Capital Resources

The Company’s principal source of liquidity will be the proceeds of the “best-efforts” offering and the cash flow generated from properties the Company will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s board of directors.

The Company is raising capital through a “best-efforts” offering of shares by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through June 30, 2008, an additional 7.5 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $73.3 million. The Company is continuing its offering at $11.00 per Unit.

Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority will be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. In the event the Company pays special dividends, the amount of the $11.00 priority will be reduced by the amount of any special dividends approved by the board. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

Prior to the commencement of the Company’s “best-efforts” offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The line of credit was fully paid during May 2008 with net proceeds from the Company’s “best-efforts” offering.

As of June 30, 2008, the Company had cash and cash equivalents totaling $162.6 million, primarily resulting from the sale of Units through that date. The Company intends to use funds generated from its “best-efforts” offering to invest in hotels, residential apartment communities and other income-producing real estate. As of June 30, 2008 the Company had entered into a purchase contract for the potential acquisition of a Hilton Garden Inn hotel located in Tucson, Arizona. The purchase price for the 125 guest room hotel is $18.4 million, and a refundable deposit of $150,000 was paid by the Company in connection with the contract. It is expected that the purchase price will be funded from the Company’s cash on hand. While the purchase of the hotel by the Company is expected to occur during 2008, there can be no assurance that all the conditions to closing will be satisfied.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Although the Company owns no real estate, distributions since the initial capitalization through June 30, 2008 totaled approximately $893,000 and were paid at a monthly rate of $0.073334 per common share beginning in June 2008. For the same period the Company’s cash generated from operations was approximately $304,000. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations and financial position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

Subsequent Events

In July 2008, the Company declared and paid approximately $1.2 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During July 2008, the Company closed on the issuance of 4.2 million Units through its ongoing “best-efforts” offering, representing gross proceeds to the Company of $45.8 million and proceeds net of selling and marketing costs of $41.2 million.

On July 24, 2008, the Company entered into a purchase contract for the potential acquisition of a Courtyard hotel in Santa Clarita, California. The gross purchase price for the 140 room hotel is $22.7 million, and a refundable deposit of $200,000 was paid by the Company in connection with the contract.

On July 31, 2008, the Company closed on the purchase of a Hilton Garden Inn located in Tucson, Arizona. The gross purchase price for this hotel, which contains a total of 125 guest rooms, was $18.4 million.

On August 1, 2008, the Company entered into a purchase contract for the potential acquisition of a Homewood Suites hotel in Charlotte, North Carolina. The gross purchase price for the 112 room hotel is $5.8 million, and a refundable deposit of $200,000 was paid by the Company in connection with the contract.

On August 1, 2008, the Company entered into five separate purchase contracts with a group of related sellers for the potential acquisition of five hotels. The purchase contracts are for a 142 room Hilton Garden Inn in Twinsburg, Ohio with a purchase price of $16.5 million, a 165 room Hilton Garden Inn in Lewisville, Texas with a purchase price of $28.0 million, a 142 room Hilton Garden Inn in Duncanville, Texas with a purchase price of $19.5 million, a 103 room Hampton Inn and Suites in Allen, Texas with a purchase price of $12.5 million and a 150 room Hilton Garden Inn in Allen, Texas with a purchase price of $18.5 million. The initial refundable deposit under each separate contract was $200,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at June 30, 2008, of $162.6 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $1.6 million, all other factors remaining the same.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables set forth information concerning the “best-efforts” offering and the use of proceeds from the offering as of June 30, 2008. All amounts in thousands, except per Unit data:

Units Registered:
	9,524	Units $10.50 per Unit	$100,000
	172,727	Units $11 per Unit	1,900,000

Totals:	182,251	Units	$2,000,000

Units Sold:
	9,524	Units $10.50 per Unit	$100,000
	7,481	Units $11 per Unit	82,288

Totals:	17,005	Units	182,288

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission			18,229
2. Expenses of underwriters			—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			—
4. Fees and expenses of third parties			727

Total Expenses of Issuance and Distribution of Common Shares			18,956

Net Proceeds to the Company			$163,332

1. Deposits and other costs associated with potential real estate acquisitions			$210
2. Repayment of other indebtedness, including interest expense paid			154
3. Investment and working capital			162,919
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Nine Advisors, Inc.			49
b. Apple Suites Realty Group, Inc.			—
5. Fees and expenses of third parties			—
6. Other			—

Total of Application of Net Proceeds to the Company			$163,332

ITEM 6.	EXHIBITS

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.1	Advisory Agreement between the Registrant and Apple Nine Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.4	Apple REIT Nine, Inc. 2008 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)

10.5	Purchase contract dated June 5, 2008 between Valencia Tucson, L.L.C. and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Nine, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 4, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 4, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)