Form 10-Q
period 2008-09-30
Apple REIT Nine, Inc.
filed 2008-11-04
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-147414

Apple REIT Nine, Inc.

(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of November 1, 2008: 33,357,049

APPLE REIT NINE, INC.

FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The Hampton Inn®, Hampton Inn and Suites®, Homewood Suites® , Embassy Suites® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. The Courtyard® by Marriott, Fairfield Inn®, Fairfield Inn and Suites®, TownePlace Suites®, SpringHill Suites® and Residence Inn® trademarks are the property of Marriott International, Inc. or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLE REIT NINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $267 and $-	$60,675	$—
Cash and cash equivalents	196,030	20
Due from third party managers	298	—
Other assets	3,449	317

Total Assets	$260,452	$337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Note payable	$—	$151
Accounts payable and accrued expenses	312	155

Total Liabilities	312	306

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—

Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 27,232,724 and 10 shares	—	—

Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48

Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 27,232,724 and 10 shares	264,528	—

Distributions greater than net income	(4,436)	(17)

Total Shareholders’ Equity	260,140	31

Total Liabilities and Shareholders’ Equity	$260,452	$337

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues:
Room revenue	$609	$609
Other revenue	110	110

Total revenue	719	719
Expenses:
Operating expense	250	250
Hotel administrative expense	68	68
Sales and marketing	80	80
Utilities	47	47
Repair and maintenance	39	39
Franchise fees	30	30
Management fees	16	16
Taxes, insurance and other	20	20
General and administrative	394	505
Depreciation expense	267	267

Total expenses	1,211	1,322

Operating loss	(492)	(603)

Interest income, net	1,480	1,865

Net income	$988	$1,262

Basic and diluted earnings per common share	$0.04	$0.13

Weighted average common shares outstanding - basic and diluted	22,580	9,705

Distributions declared and paid per common share	$0.22	$0.29

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in thousands)

Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net income	$1,262
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	267
Stock option expense	26
Changes in operating assets and liabilities:
Increase in other assets	(57)
Increase in funds due from third party managers	(263)
Increase in accounts payable and accrued expenses	35

Net cash provided by operating activities:	1,270

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(60,819)
Deposits and other disbursements for potential acquisitions	(3,287)

Net cash used in investing activities	(64,106)

Cash flows from financing activities:
Net proceeds from issuance of common shares	264,678
Distributions paid to common shareholders	(5,681)
Payoff of the line of credit, net of borrowings	(151)

Net cash provided by financing activities	258,846

Increase in cash and cash equivalents	196,010

Cash and cash equivalents, beginning of period	20

Cash and cash equivalents, end of period	$196,030

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its registration statement filed on Form S-11 with the Securities and Exchange Commission (File No. 333-147414). Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008.

2.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President (see Note 4 and 6). The Company began operations on July 31, 2008 when it purchased its first hotel. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. As of September 30, 2008, all cash and cash equivalents were held at two institutions, Wachovia Bank, N.A. and BB&T Corporation. Cash balances may at times exceed federal depository insurance limits.

Investments in Real Estate

Real estate is stated at cost, net of depreciation, and includes real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party owned by Glade M. Knight, Chairman, CEO and President of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. There has been no allocation of purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R will be adopted by the Company in the first quarter of 2009. The adoption of this standard will impact the results of operation for the Company when it acquires real estate properties. In addition to other acquisition related costs, the Company will be required to expense the commission paid to ASRG (see Note 4).

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the period ended September 30, 2008.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Offering Costs

The Company is raising capital through a best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of September 30, 2008, the Company had sold 27.2 million Units for gross proceeds of $294.8 million and proceeds net of offering costs of $264.5 million.

Earnings Per Common Share

Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the three months and nine months ended September 30, 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares (see Note 6).

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations and financial position.

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

3.	REAL ESTATE INVESTMENTS

The Company acquired four hotels in 2008. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008

			$59,325	480

No goodwill was recorded in connection with any of the acquisitions.

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The purchase price for the hotels was funded by the Company’s ongoing offering of Units. The Company also used proceeds from its ongoing offering to pay 2% of the aggregate gross purchase price for these hotels, totaling approximately $1.2 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”) (see Note 4) and to pay approximately $408,000 of transaction costs, including title, legal and other related costs. These costs have been capitalized to Investment in real estate, net.

At September 30, 2008, the Company’s investment in real estate consisted of the following (in thousands):

Land	$8,083
Building and Improvements	47,973
Furniture, Fixtures and Equipment	4,886

60,942
Less Accumulated Depreciation	(267)

Investment in real estate, net	$60,675

As of September 30, 2008, the Company has 10 purchase contracts for real estate outstanding. Nine of the contracts are for hotels that are expected to close in the next three months. The 10th contract is for land that is subject to a feasibility study for the construction of a SpringHill Suites. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits paid for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2008, and in deposits and other disbursements for potential acquisitions in the consolidated statement of cash flows. The following table summarizes the location, brand, number of rooms, refundable contract deposits paid, and gross purchase price for each property. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Twinsburg, OH	Hilton Garden Inn	142	$400	$17,792
Lewisville, TX	Hilton Garden Inn	165	400	28,000
Duncanville, TX	Hilton Garden Inn	142	400	19,500
Allen, TX	Hilton Garden Inn	150	400	18,500
Bristol, VA	Courtyard	175	300	18,650
Santa Clarita, CA	Hampton Inn	128	250	17,129
Santa Clarita, CA	Residence Inn	90	125	16,600	(a)
Santa Clarita, CA	Fairfield Inn	66	125	9,337	(a)
Beaumont, TX	Residence Inn	133	100	16,900
Alexandria, VA	SpringHill Suites	—	—	5,100	(b)

		1,191	$2,500	$167,508

(a)	These two hotels are covered by the same purchase contract.
(b)	Company has a contract to purchase the land only. The Company plans to complete a feasibility study for the construction of a SpringHill Suites prior to purchasing the land.

Three of the hotels under contract require the Company to assume approximately $34.6 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

4.	RELATED PARTIES

The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled $1.2 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company has entered into an advisory agreement with A9A to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $271,000 for the nine months ended September 30, 2008.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. ASRG and A9A may purchase in the best efforts offering up to 2.5% of the total number of shares sold in the offering.

Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

5.	STOCK INCENTIVE PLAN

During April 2008, the Company adopted a non-employee directors’ stock incentive plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for the grant of options to purchase a specified number of Units to directors of the Company. A Compensation Committee (“Committee”) was established to administer the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. During the nine months ended September 30, 2008, the Company issued approximately 32,000 options under the Directors’ Plan and recorded approximately $26,000 in compensation expense.

6.	SHAREHOLDERS’ EQUITY

Best-efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-147414) filed on April 23, 2008 and was declared effective by the SEC on April 25, 2008. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds, net of commissions and marketing expenses totaling $90 million. The Offering is continuing as of the date of these financial statements. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through September 30, 2008, if a triggering event had occurred, expense would have ranged from $0 to $9.7 million (assumes $11 per unit fair market value).

7.	LINE OF CREDIT

Prior to the commencement of the Company’s best-efforts offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The lender was Wachovia Bank, N.A. The line of credit bore interest at a variable rate based on the London Interbank Borrowing Rate (LIBOR). The line of credit was fully paid during May 2008 with net proceeds from the Company’s best-efforts offering.

8.	MANAGEMENT AND FRANCHISE AGREEMENTS

Each of the Company’s four hotels are operated and managed, under separate management agreements by affiliates of one of the following companies: Western, Dimension, McKibbon or Gateway. The agreements provide for initial terms of 1-5 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the nine months ended September 30, 2008 the Company incurred approximately $16,000 in management fee expense.

Western, Dimension, McKibbon or Gateway is not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 17 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreement provides for an initial term of 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the nine months ended September 30, 2008 the Company incurred approximately $30,000 in franchise fees.

9.	PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information for the three and nine months ended September 30, 2008 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2007 had occurred on the latter of January 1, 2008 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Hotel revenues	$3,354	$9,136
Net income	937	1,294
Net income per share - basic and diluted	$0.04	$0.10

The pro forma information reflects adjustments for actual revenues and expenses of the hotels acquired during the nine months ended September 30, 2008 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

10.	SUBSEQUENT EVENTS

In October 2008, the Company declared and paid approximately $2.1 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During October 2008, the Company closed on the issuance of 6.1 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $67.4 million and proceeds net of selling and marketing costs of $60.6 million.

Subsequent to September 30, 2008, the Company entered into a series of contracts for the potential purchase of 14 hotels. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit
Hillsboro, OR	Embassy Suites	10/3/2008	165	$32,500	$100	(a)
Hillsboro, OR	Hampton Inn & Suites	10/3/2008	106	14,500	100	(a)
Pueblo, CO	Hampton Inn & Suites	10/6/2008	81	8,025	100
Durham, NC	Homewood Suites	10/10/2008	122	19,050	500
Clovis, CA	Hampton Inn & Suites	10/17/2008	86	11,150	5	(a)
Clovis, CA	Homewood Suites	10/17/2008	83	12,435	5	(a)
Panama City, FL	Hampton Inn & Suites	10/17/2008	95	11,600	100	(a)
Dothan, AL	Hilton Garden Inn	10/20/2008	104	11,601	3	(a)
Albany, GA	Fairfield Inn & Suites	10/20/2008	87	7,920	3	(a)
Hattiesburg, MS	Residence Inn	10/20/2008	84	9,793	3	(a)
Panama City, FL	TownePlace Suites	10/20/2008	103	10,640	3	(a)
Johnson City, TN	Courtyard	10/20/2008	90	9,880	3	(a)
Troy, AL	Courtyard	10/20/2008	90	8,696	3	(a)
Houston, TX	Marriott	10/29/2008	206	51,000	100	(a)

			1,502	$218,790	$1,028

(a)	These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise.

Subsequent to September 30, 2008, the Company closed on the purchase of 9 hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase	Gross Purchase Price	Rooms
Twinsburg, OH	Hilton Garden Inn	10/7/2008	$17,792	142
Lewisville, TX	Hilton Garden Inn	10/16/2008	28,000	165
Duncanville, TX	Hilton Garden Inn	10/21/2008	19,500	142	(a)
Santa Clarita, CA	Hampton Inn	10/29/2008	17,129	128
Santa Clarita, CA	Residence Inn	10/29/2008	16,600	90
Santa Clarita, CA	Fairfield Inn	10/29/2008	9,337	66
Beaumont, TX	Residence Inn	10/29/2008	16,900	133
Pueblo, CO	Hampton Inn & Suites	10/31/2008	8,025	81
Allen, TX	Hilton Garden Inn	10/31/2008	18,500	150	(a)

			$151,783	$1,097

(a)	The Company assumed approximately $24.8 million of mortgage indebtedness, associated with these hotels. The loans provide for monthly payments of principal and interest on an amortized basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company is a Virginia corporation that intends to qualify as a REIT for federal income tax purposes. The Company, which owned four properties as of September 30, 2008 and has a limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31.

Hotels Owned

The Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date acquired for each of the four hotels the Company owned at September 30, 2008. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008

			$59,325	480

The purchase price for the hotels acquired was funded primarily by the Company’s best-efforts offering of Units. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its offering to pay approximately $1.2 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President.

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s hotels are operated and managed, under separate management agreements. The agreements provide for initial terms of 1-5 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the nine months ended September 30, 2008 the Company incurred approximately $16,000 in management fee expense.

The managers listed in the table above are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 17 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreement provides for an initial term of 20 years. Fees associated with the agreement includes the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the nine months ended September 30, 2008 the Company incurred approximately $30,000 in franchise fees.

Results of Operations

During the period from the Company’s initial formation on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. Operations commenced on July 31, 2008 with the Company’s first property acquisition. During the remainder of the quarter, the Company purchased an additional three hotel properties. As a result, a comparison of 2008 operating results to prior year results is not meaningful. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. Since economic conditions throughout the United States have declined over the past several months, the Company anticipates weaker than originally anticipated results for the properties it has acquired into 2009.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations included in the consolidated statements of operations are for the four hotels acquired through September 30, 2008 for their respective periods of ownership by the Company. For the three and nine month periods ended September 30, 2008, the Company had total revenue of approximately $719,000.

For the period acquired through September 30, 2008, the hotels achieved combined average occupancy of approximately 59%, average daily rate (“ADR”) of $104 and revenue per available room (“RevPAR”) of $62. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

For both the three and nine month periods ended September 30, 2008, hotel direct expenses totaled approximately $530,000 or 74% of total revenue. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Taxes, insurance, and other expense for both the three and nine months ended September 30, 2008 totaled approximately $20,000 or 3% of total revenue.

General and administrative expense for the three and nine months ended September 30, 2008 totaled approximately $394,000 and $505,000, respectively. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the three and nine months ended September 30, 2008 totaled approximately $267,000. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three and nine month periods ended September 30, 2008, the Company recognized interest income of approximately $1.5 million and $1.9 million, respectively. Interest income represents earnings on excess cash invested in short term money market instruments and certificates of deposit. Interest expense during the nine month period ended September 30, 2008 totaled approximately $4,000 and primarily represents interest expense incurred on the Company’s short-term financing under a line of credit facility which was outstanding from November 14, 2007 to May 14, 2008.

Liquidity and Capital Resources

The Company’s principal source of liquidity will be cash on hand, the proceeds of the best-efforts offering and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s board of directors.

The Company is raising capital through a best-efforts offering of shares by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through September 30, 2008, an additional 17.7 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $174.5 million. The Company is continuing its offering at $11.00 per Unit.

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

Prior to the commencement of the Company’s best-efforts offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The line of credit was fully paid during May 2008 with net proceeds from the Company’s best-efforts offering.

As of September 30, 2008, the Company had cash and cash equivalents totaling $196 million, primarily resulting from the sale of Units through that date. The Company intends to use funds generated from its best-efforts offering to invest in hotels, residential apartment communities and other income-producing real estate. As of September 30, 2008, the Company has 10 purchase contracts for real estate outstanding. Nine of the contracts are for hotels that are expected to close in the next three months. The

10th contract is for land that is subject to a feasibility study for the construction of a SpringHill Suites. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits paid for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2008. The following table summarizes the location, brand, number of rooms, refundable contract deposits, and gross purchase price for each property. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Twinsburg, OH	Hilton Garden Inn	142	$400	$17,792
Lewisville, TX	Hilton Garden Inn	165	400	28,000
Duncanville, TX	Hilton Garden Inn	142	400	19,500
Allen, TX	Hilton Garden Inn	150	400	18,500
Bristol, VA	Courtyard	175	300	18,650
Santa Clarita, CA	Hampton Inn	128	250	17,129
Santa Clarita, CA	Residence Inn	90	125	16,600	(a)
Santa Clarita, CA	Fairfield Inn	66	125	9,337	(a)
Beaumont, TX	Residence Inn	133	100	16,900
Alexandria, VA	SpringHill Suites	—	—	5,100	(b)

		1,191	$2,500	$167,508

(a)	These two hotels are covered by the same purchase contract.
(b)	Company has a contract to purchase the land only. The Company plans to complete a feasibility study for the construction of a SpringHill Suites prior to purchasing the land.

Three of the hotels under contract require the Company to assume approximately $34.6 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions since the initial capitalization through September 30, 2008 totaled approximately $5.7 million and were paid at a monthly rate of $0.073334 per common share beginning in June 2008. For the same period the Company’s cash generated from operations was approximately $1.3 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has entered into a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled $1.2 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company has entered into an advisory agreement with A9A to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $271,000 for the nine months ended September 30, 2008.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. ASRG and A9A may purchase in the best efforts offering up to 2.5% of the total number of shares sold in the offering.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through September 30, 2008, if a triggering event had occurred, expense would have ranged from $0 to $9.7 million (assumes $11 per unit fair market value).

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations and financial position.

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

Subsequent Events

In October 2008, the Company declared and paid approximately $2.1 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During October 2008, the Company closed on the issuance of 6.1 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $67.4 million and proceeds net of selling and marketing costs of $60.6 million.

Subsequent to September 30, 2008, the Company entered into a series of contracts for the potential purchase of 14 hotels. The following table summarizes the hotel and contract information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit
Hillsboro, OR	Embassy Suites	10/3/2008	165	$32,500	$100	(a)
Hillsboro, OR	Hampton Inn & Suites	10/3/2008	106	14,500	100	(a)
Pueblo, CO	Hampton Inn & Suites	10/6/2008	81	8,025	100
Durham, NC	Homewood Suites	10/10/2008	122	19,050	500
Clovis, CA	Hampton Inn & Suites	10/17/2008	86	11,150	5	(a)
Clovis, CA	Homewood Suites	10/17/2008	83	12,435	5	(a)
Panama City, FL	Hampton Inn & Suites	10/17/2008	95	11,600	100	(a)
Dothan, AL	Hilton Garden Inn	10/20/2008	104	11,601	3	(a)
Albany, GA	Fairfield Inn & Suites	10/20/2008	87	7,920	3	(a)
Hattiesburg, MS	Residence Inn	10/20/2008	84	9,793	3	(a)
Panama City, FL	TownePlace Suites	10/20/2008	103	10,640	3	(a)
Johnson City, TN	Courtyard	10/20/2008	90	9,880	3	(a)
Troy, AL	Courtyard	10/20/2008	90	8,696	3	(a)
Houston, TX	Marriott	10/29/2008	206	51,000	100	(a)

			1,502	$218,790	$1,028

(a)	These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise.

Subsequent to September 30, 2008, the Company closed on the purchase of 9 hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Date of Purchase	Gross Purchase Price	Rooms
Twinsburg, OH	Hilton Garden Inn	10/7/2008	$17,792	142
Lewisville, TX	Hilton Garden Inn	10/16/2008	28,000	165
Duncanville, TX	Hilton Garden Inn	10/21/2008	19,500	142	(a)
Santa Clarita, CA	Hampton Inn	10/29/2008	17,129	128
Santa Clarita, CA	Residence Inn	10/29/2008	16,600	90
Santa Clarita, CA	Fairfield Inn	10/29/2008	9,337	66
Beaumont, TX	Residence Inn	10/29/2008	16,900	133
Pueblo, CO	Hampton Inn & Suites	10/31/2008	8,025	81
Allen, TX	Hilton Garden Inn	10/31/2008	18,500	150	(a)

			$151,783	$1,097

(a)	The Company assumed approximately $24.8 million of mortgage indebtedness, associated with these hotels. The loans provide for monthly payments of principal and interest on an amortized basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at September 30, 2008, of $196 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2 million, all other factors remaining the same.

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

The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of September 30, 2008. All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units $10.50 per Unit	$100,000
	172,727	Units $11 per Unit	1,900,000

Totals:	182,251	Units	$2,000,000

Units Sold:

	9,524	Units $10.50 per Unit	$100,000
	17,709	Units $11 per Unit	194,798

Totals:	27,233	Units	294,798

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission			29,480
2. Expenses of underwriters			—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			—
4. Fees and expenses of third parties			817

Total Expenses of Issuance and Distribution of Common Shares			30,297

Net Proceeds to the Company			$264,501

1. Purchase of real estate (net of debt proceeds and repayment)			$59,733
2. Deposits and other costs associated with potential real estate acquisitions			3,287
3. Repayment of other indebtedness, including interest expense paid			154
4. Investment and working capital			199,869
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Nine Advisors, Inc.			271
b. Apple Suites Realty Group, Inc.			1,187
6. Fees and expenses of third parties			—
7. Other			—

Total of Application of Net Proceeds to the Company			$264,501

ITEM 6.	EXHIBITS

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.1	Advisory Agreement between the Registrant and Apple Nine Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.4	Apple REIT Nine, Inc. 2008 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)

10.5	Purchase Contract dated as of June 5, 2008 between Valencia Tucson, L.L.C. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-147414) filed August 4, 2008)

10.6	Management Agreement dated as of July 31, 2008 between Texas Western Management Partners, L.P. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.6 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.7	Franchise License Agreement dated as of July 31, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.7 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.8	Hotel Lease Agreement effective as of July 31, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.8 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.9	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of July 24, 2008 between Ocean Park Hotels-MMM, L.L.C. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.9 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.10	Management Agreement dated as of September 24, 2008 between Dimension Development Two, LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.10 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.11	Courtyard by Marriott Relicensing Franchise Agreement dated as of September 24, 2008 between Marriott International, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.11 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.12	Hotel Lease Agreement effective as of September 24, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.12 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.13	Purchase Contract dated as of August 1, 2008 between Charlotte Lakeside Hotel Limited Partnership and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.14	Management Agreement dated as of September 24, 2008 between MHH Management, LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.14 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.15	Franchise License Agreement dated as of September 25, 2008 between Homewood Suites Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.15 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.16	Hotel Lease Agreement effective as of September 24, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.17	Purchase Contract dated as of August 1, 2008 between RSV Twinsburg Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.18	Management Agreement dated as of October 6, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.19	Franchise License Agreement dated as of October 7, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.19 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.20	Hotel Lease Agreement effective as of October 6, 2008 between Apple Nine Hospitality

Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.20 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.21	Purchase Contract dated as of August 1, 2008 between SCI Allen Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.21 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.22	Purchase Contract dated as of August 1, 2008 between Allen Stacy Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.22 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.23	Management Agreement dated as of September 26, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.23 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.24	Franchise License Agreement dated as of September 26, 2008 between Hampton Inns Franchise LLC and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.24 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.25	Hotel Lease Agreement effective as of September 26, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.25 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.26	Purchase Contract dated as of August 1, 2008 between SCI Lewisville Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.27	Management Agreement dated as of October 16, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.27 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.28	Franchise License Agreement dated as of October 16, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.28 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.29	Hotel Lease Agreement effective as of October 16, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.29 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.30	Purchase Contract dated as of August 1, 2008 between SCI Duncanville Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.31	Management Agreement dated as of October 21, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.31 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.32	Franchise License Agreement dated as of October 21, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.32 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.33	Hotel Lease Agreement effective as of October 21, 2008 between Apple Nine SPE Duncanville, Inc. and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.33 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.34	Purchase Contract dated as of August 7, 2008 between Linden Hotel Properties, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.35	Agreement of Purchase and Sale dated as of August 29, 2008 between RT Clarita Two, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.36	Agreement of Purchase and Sale dated as of August 29, 2008 between RT Clarita, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.37	Purchase Contract dated as of September 11, 2008 between RI Beaumont Property, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.38	Purchase Contract dated as of October 3, 2008 between ES/HIS Hillsboro, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.39	Purchase Contract dated as of October 3, 2008 between ES/HIS Hillsboro, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.40	Purchase Contract dated as of October 6, 2008 between Brothers Hospitality Development, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.41	Purchase Contract dated as of October 10, 2008 between Ralham, L.L.C. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.42	Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.43	Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.44	Purchase Contract dated as of October 17, 2008 between ADH LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.44 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.45	Purchase Contract dated as of October 20, 2008 between Sunbelt-CTY, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.46	Purchase Contract dated as of October 20, 2008 between Sunbelt-RPC, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.47	Purchase Contract dated as of October 20, 2008 between Sunbelt-CJT, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.48	Purchase Contract dated as of October 20, 2008 between Sunbelt-RHM, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.49	Purchase Contract dated as of October 20, 2008 between Sunbelt-GDA, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.50	Purchase Contract dated as of October 20, 2008 between Sunbelt-RAG, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.51	Purchase Contract dated as of October 29, 2008 between MWE Houston Property, L.P. and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Nine, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 3, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 3, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)