Form 10-K
period 2008-12-31
Apple REIT Nine, Inc.
filed 2009-03-04
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

¨	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 333-147414

APPLE REIT NINE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	26-1379210
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA
23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No x

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨ No x

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer o	Smaller reporting company ý
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ¨ No x

     There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Nine, Inc.’s common equity last sold, which was $11, on June 30, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $187,050,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2009 was 48,780,854.

Documents Incorporated by Reference.

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 14, 2009.

     This Form 10-K includes references to certain trademarks or service marks. The Hampton Inn®, Hampton Inn and Suites®, Homewood Suites® by Hilton, Embassy Suites Hotels® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott, SpringHill Suites® by Marriott and Residence Inn® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Nine, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States, and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1.    Business

     The Company is a Virginia corporation that was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing under its ongoing best-efforts offering occurred on May 14, 2008 and the Company began operations on July 31, 2008 when it purchased its first hotel. The Company’s fiscal year end is December 31.

     The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Dimension Development Two, LLC (“Dimension”), McKibbon Hotel Group, Inc. (“McKibbon”), Gateway Hospitality Group, Inc. (“Gateway”), LBAM-Investor Group, L.L.C. (“LBA”), Texas Western Management Partners, L.P. (“Western”) and Vista Host, Inc. (“Vista”) under separate hotel management agreements.

     The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

     The Company does not have an Internet website. The Company will make available free of charge, upon request, paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Business Objectives

     The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing income producing real estate in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s properties by, where cost effective, renovating existing properties, aggressively managing rates and partnering with industry leaders in property management, thereby improving revenue and operating performance of each property in their individual market. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned acquisitions and strong asset management will improve financial results, although there can be no assurance of these results.

     The Company owned 21 hotel properties as of December 31, 2008, all of which were purchased in 2008. In addition, as of December 31, 2008, the Company had entered into contracts for the purchase of 19 additional hotels for a total purchase price of approximately $329 million. Of these 19 hotels, 15 are under construction and should be completed over the next 12 to 18 months. The other four hotels are expected to close within the next three months. The Company also has one purchase contract for land that is subject to a feasibility study for the construction of a SpringHill Suites hotel. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.

Financing

     The Company purchased 21 hotels in 2008. The total gross purchase price for these properties was approximately $341 million. The Company used the proceeds from its ongoing best-efforts offering, in addition to assuming secured debt of $34.5 million and unsecured debt of $3.8 million to fund the purchase price. For the purchase contracts outstanding at December 31, 2008, if closings occur, the Company will assume approximately $29.3 million of debt secured by four of the properties. It is anticipated substantially all of the remaining purchase price will be paid from cash proceeds from the Company’s ongoing best-efforts offering and cash on hand. Although there can be no assurance that additional debt will not be utilized, the Company does not intend to utilize a significant amount of debt to finance future acquisitions. The Company’s bylaws require board approval or review of any debt financing obtained by the Company.

Industry and Competition

     The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

     During the period from the Company’s initial formation on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. Operations commenced on July 31, 2008 with the Company’s first property acquisition. During the remainder of 2008, the Company purchased an additional 20 hotel properties.

     At December 31, 2008, the Company owned six Hilton Garden Inn hotels, two Homewood Suites hotels, six Hampton Inn hotels, three Courtyard hotels, three Residence Inn hotels and one Fairfield Inn hotel. The hotels are located in 11 states and, in aggregate, consist of 2,478 rooms.

     Room revenues for these hotels totaled $9.5 million for the period owned in 2008, and the hotels achieved average occupancy of 59%, ADR of $110 and RevPAR of $65. These rates are comparable with industry and brand averages for the short period owned.

     During the past several quarters, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As such, lodging demand has declined. The Company expects this trend to continue into 2009 and will not reverse course until general economic conditions improve. In its acquisition process, the Company has anticipated a certain amount of decline in income from historical results; however, there can be no assurance that actual results will meet expectations.

Management and Franchise Agreements

     Each of the Company’s hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension, McKibbon, Gateway, LBA, Western or Vista. The agreements provide for initial terms of 1-5 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the year ended December 31, 2008 the Company incurred approximately $441,000 in management fees.

     Dimension, McKibbon, Gateway, LBA, Western or Vista is not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the year ended December 31, 2008 the Company incurred approximately $468,000 in franchise fees.

Maintenance

     The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company.

Employees

     During 2008, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A9A which in turn utilizes employees from Apple REIT Six, Inc.

Environmental Matters

     In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions

     The Company acquired a total of 21 hotels during 2008, with its first hotel acquired in July 2008. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired. All dollar amounts are in thousands.

			Gross Purchase Price		Date of Purchase
Location	Brand	Manager		Rooms
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Total			$341,199	2,478

     The purchase price for the hotels, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $34.5 million of debt secured by three of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn hotel. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each note payable. All dollar amounts are in thousands.

		Interest Rate	Maturity Date	Principal Assumed
Location	Brand
Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767
				$38,270

     The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $6.8 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

No goodwill was recorded in connection with any of the acquisitions.

     In addition, as of December 31, 2008, the Company had outstanding contracts for the purchase of 19 additional hotels. Of these 19 hotels, 15 are under construction and should be completed over the next 12 to 18 months. The other four hotels are expected to close in the next three months. The Company also has one purchase contract for land that is subject to a feasibility study for the construction of a SpringHill Suites hotel. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

			Deposits Paid	Gross Purchase Price
Location	Brand	Rooms
Alexandria, VA	SpringHill Suites	-	$200	$5,100	(a)
Hillsboro, OR	Embassy Suites	165	100	32,500	(c)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(c)
Clovis, CA	Hampton Inn & Suites	86	55	11,150	(c)
Clovis, CA	Homewood Suites	83	55	12,435	(c)
Panama City, FL	Hampton Inn & Suites	95	200	11,600	(c)
Dothan, AL	Hilton Garden Inn	104	5	11,601	(c)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(c)
Panama City, FL	TownePlace Suites	103	5	10,640	(c)
Johnson City, TN	Courtyard	90	5	9,880	(c)
Troy, AL	Courtyard	90	5	8,696	(c)
Houston, TX	Marriott	206	200	51,000	(c)
Austin, TX	Homewood Suites	97	400	17,700
Austin, TX	Hampton Inn	124	400	18,000
Round Rock, TX	Hampton Inn	93	400	11,500
Portsmouth, NH	Hampton Inn	126	200	15,800
Orlando, FL	Fairfield Inn & Suites	200	500	(b)	(c)
Orlando, FL	SpringHill Suites	200	500	(b)	(c)
Baton Rouge, LA	SpringHill Suites	119	100	15,100	(c)
Rochester, MN	Hampton Inn & Suites	124	100	14,136	(c)
		2,298	$3,535	$334,058

(a)	The Company has a contract to purchase land only. The Company plans to complete a feasibility study for the construction of a SpringHill Suites hotel prior to purchasing the land.
(b)	These two hotels are covered by the same purchase contract with a purchase price of $54.8 million.
(c)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.

     Four of the purchase contracts require the Company to assume loans that are secured by the hotels under contract. The following table provides a summary of the loan information for each hotel. All dollar amounts are in thousands.

		Approximate Principal	Interest Rate	Maturity Date
Location	Brand
Austin, TX	Homewood Suites	$7,622	5.99%	3/1/2016
Austin, TX	Hampton Inn	7,820	5.95%	3/1/2016
Round Rock, TX	Hampton Inn	4,205	5.95%	5/1/2016
Portsmouth, NH	Hampton Inn	9,698	6.07%	4/1/2016
		$29,345

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.

As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $6.8 million since inception, which were capitalized as a part of the purchase price of the hotels.

     The Company is party to an advisory agreement with A9A to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $766,000 for the year ended December 31, 2008 and $15,000 for the period November 9, 2007 (initial capitalization) through December 31, 2007.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

     Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

     During the fourth quarter of 2008, the Company entered into a series of assignment of contracts with Apple REIT Eight, Inc. (“AR8”) to become the purchaser under three purchase contracts. The purchase contracts are for four hotels which are under construction: a Fairfield Inn & Suites and SpringHill Suites, both 200 room hotels located in Orlando, Florida, with a combined purchase price of $54.8 million, a 119 room SpringHill Suites hotel in Baton Rouge, Louisiana with a purchase price of $15.1 million and a 124 room Hampton Inn & Suites hotel in Rochester, Minnesota with a purchase price of $14.1 million. Under the terms and conditions of the contracts, AR8 assigned to the Company all of its rights and obligations under these purchase contracts. No consideration or fees was paid to AR8 for the assignment of the purchase contracts except for the reimbursement payment of the following: (i) initial deposits totaling $1.2 million made by AR8; and (ii) other costs totaling approximately $64,000 paid by AR8 to third parties. These reimbursement payments did not constitute or result in a profit for AR8.

Item 1A.    Risk Factors

The following describes several risk factors which are applicable to the Company.

Hotel Operations

     The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  increases in supply of hotel rooms that exceed increases in demand;
  increases in energy costs and other travel expenses that reduce business and leisure travel;
  reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;
  adverse effects of declines in general and local economic activity; and
  adverse effects of a downturn in the hotel industry.

General Economic Conditions

     Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Recession and Slowdown in the Lodging Industry

     The present economic recession and the uncertainty over its depth and duration will continue to have a negative impact on the lodging industry. There is now general consensus among economists that the economy in the United States is now in a recession and as a result the Company is experiencing reduced demand for hotel rooms. Accordingly, financial results have been impacted by the economic slowdown and future financial results and growth will be further harmed while the recession continues.

Hospitality Industry

     The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

     The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters. However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

     The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

     The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof), operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

Competition

     The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Transferability of Shares

     There will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

Qualification as a REIT

     The rules governing a REIT are highly technical and complex. They require ongoing compliance with a variety of tests that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

Distributions to Shareholders

     If the Company’s properties do not generate sufficient revenue to meet operating expenses, the Company’s cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

     While the Company continues to seek generally to make distributions from its operating revenues, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution out of the Company’s operating revenues. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

     Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to acquire properties, perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. Due to the recent economic events in the United States, there has been a contraction in available credit in the marketplace. As a result, the Company may not be able to use debt to meet its cash requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

     As of December 31, 2008, the Company owned 21 hotels located in 11 states with an aggregate of 2,478 rooms, consisting of the following: six Hilton Garden Inn hotels, two Homewood Suites hotels, six Hampton Inn hotels, three Courtyard hotels, three Residence Inn hotels and one Fairfield Inn hotel. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2008
(dollars in thousands)

						Subsequently Capitalized

				Initial Cost		Bldg. Imp. & FF&E
							Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Brand	Encumbrances	Land	Bldg./FF&E
Tucson	AZ	Hilton Garden Inn	$-	$1,009	$17,922	$-	$18,931	$(318)	2008	Jul-08	3 - 39 yrs.	125
Santa Clarita	CA	Courtyard	-	4,581	18,709	1	23,291	(219)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Hampton Inn	-	1,819	15,751	-	17,570	(132)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,547	14,482	-	17,029	(106)	1996	Oct-08	3 - 39 yrs.	90
Santa Clarita	CA	Fairfield Inn	-	1,874	7,740	-	9,614	(53)	1996	Oct-08	3 - 39 yrs.	66
Pueblo	CO	Hampton Inn & Suites	-	899	7,411	-	8,310	(53)	2000	Oct-08	3 - 39 yrs.	81
Fort Lauderdale	FL	Hampton Inn	-	2,241	17,580	-	19,821	(41)	2000	Dec-08	3 - 39 yrs.	109
Hattiesburg	MS	Residence Inn	-	911	9,162	-	10,073	(29)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	-	1,071	4,925	34	6,030	(75)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	-	1,236	18,327	-	19,563	(43)	1999	Dec-08	3 - 39 yrs.	122
Twinsburg	OH	Hilton Garden Inn	-	1,424	16,606	-	18,030	(132)	1999	Oct-08	3 - 39 yrs.	142
Pittsburgh	PA	Hampton Inn	-	2,510	18,539	-	21,049	(44)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	-	990	14,645	-	15,635	(43)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	-	695	12,270	-	12,965	(34)	2007	Dec-08	3 - 39 yrs.	83
Allen	TX	Hampton Inn & Suites	-	1,449	11,448	-	12,897	(141)	2006	Sep-08	3 - 39 yrs.	103
Lewisville	TX	Hilton Garden Inn	-	3,372	23,906	-	27,278	(229)	2007	Oct-08	3 - 39 yrs.	165
Duncanville	TX	Hilton Garden Inn	13,937	2,396	15,974	3	18,373	(162)	2005	Oct-08	3 - 39 yrs.	142
Beaumont	TX	Residence Inn	-	1,181	16,169	-	17,350	(149)	2008	Oct-08	3 - 39 yrs.	133
Allen	TX	Hilton Garden Inn	10,759	2,097	16,428	-	18,525	(132)	2002	Oct-08	3 - 39 yrs.	150
Frisco	TX	Hilton Garden Inn	-	2,518	12,964	-	15,482	(40)	2008	Dec-08	3 - 39 yrs.	102
Bristol	VA	Courtyard	9,757	1,729	19,153	2	20,884	(102)	2004	Nov-08	3 - 39 yrs.	175
			$34,453	$38,549	$310,111	$40	$348,700	$(2,277)				2,478

Investment in real estate at December 31, 2008, consisted of the following (in thousands):

Land	$38,549
Building and Improvements	289,672
Furniture, Fixtures and Equipment	20,479
348,700
Less Accumulated Depreciation	(2,277)
Investment in real estate, net	$346,423

     For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.     Legal Proceedings

     The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On-Going Best-Efforts Offering

     The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-147414) filed on April 23, 2008 and was declared effective by the Securities and Exchange Commission on April 25, 2008. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds, net of commissions and marketing expenses totaling $90 million. The Offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. The Company will offer Units until April 25, 2010, unless the offering is extended, or terminated if all of the Units are sold before then.

Common Shares

     There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2008 there were 41 million Units outstanding. The per share estimated market value shall be deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its on-going best-efforts offering. As of December 31, 2008 the Units were held by approximately 11,600 beneficial shareholders.

Unit Redemption Program

     The Company may use proceeds received from the sale of Units pursuant to its Additional Share Option Plan and Dividend Reinvestment Plan (which the Company plans to implement following the conclusion of its on-going best-efforts offering) to redeem Units. The Unit Redemption Program will not begin until May 2009, which is the expiration of one year from the initial closing of the offering. Beginning in May, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.

Series A Preferred Shares

     The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

     The Company currently has 480,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A9A or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

     The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions since the initial capitalization through December 31, 2008 totaled approximately $13 million and were paid at a monthly rate of $0.073334 per common share beginning in June 2008. In May, 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors’ Stock Option Plan

     The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2008:

			Number of securities remaining available for future issuance under equity compensation plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights

Plan Category
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	31,744	$11.00	580,071

Use of Proceeds

     The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of December 31, 2008. All amounts are in thousands except per Unit data.

Units Registered:
	9,524 Units	$10.50 per Unit	$100,000
	172,727 Units	$11.00 per Unit	1,900,000
Totals:	182,251 Units		$2,000,000

Units Sold:
	9,524 Units	$10.50 per Unit	$100,000
	31,490 Units	$11.00 per Unit	346,387
Totals:	41,014 Units		$446,387

	Expenses of Issuance and Distribution of Units

	1. Underwriting discounts and commission		$44,639
	2. Expenses of underwriters		—
3. Direct or indirect payments to directors or officers of the Company or their associates,
to ten percent shareholders, or to affiliates of the Company			—
	4. Fees and expenses of third parties		1,205
Total Expenses of Issuance and Distribution of Common Shares			45,844
	Net Proceeds to the Company		$400,543
1. Purchase of real estate (net of debt proceeds and repayment)			$305,576
2. Deposits and other costs associated with potential real estate acquisitions			4,176
3. Repayment of other indebtedness, including interest expense paid			448
	4. Investment and working capital		82,738
5. Fees to the following (all affiliates of officers of the Company):
	a. Apple Nine Advisors, Inc.		781
	b. Apple Suites Realty Group, Inc.		6,824
	6. Fees and expenses of third parties		—
	7. Other		—
	Total of Application of Net Proceeds to the Company		$400,543

Item 6.    Selected Financial Data

     The following table sets forth selected financial data for the period November 9, 2007 (initial capitalization) through December 31, 2007 and the year ended December 31, 2008. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on July 31, 2008 with the Company’s first property acquisition.

		For the period November 9, 2007 (initial capitalization) through December 31, 2007

	Year Ended December 31, 2008
(in thousands except per share and statistical data)

Revenues:
Room revenue	$9,501	$-
Other revenue	2,023	-
Total revenue	11,524	-

Expenses:
Hotel operating expenses	7,422	-
Taxes, insurance and other	731	-
General and administrative	1,288	15
Depreciation	2,277	-
Interest (income) expense, net	(2,346)	2
Total expenses	9,372	17
Net income (loss)	$2,152	$(17)

Per Share:
Net income (loss) per common share	$0.14	$(1,684.60)
Distributions declared and paid per common share	$0.51	$-
Weighted-average common shares outstanding - basic and diluted	15,852	-

Balance Sheet Data (at end of period):
Cash and cash equivalents	$75,193	$20
Investment in real estate, net	$346,423	$-
Total assets	$431,619	$337
Notes payable	$38,647	$151
Shareholders' equity	$389,740	$31
Net book value per share	$9.50	$-

Other Data:
Cash Flow From (Used In):
Operating activities	$3,317	$(2)
Investing activities	$(315,322)	$-
Financing activities	$387,178	$(26)
Number of hotels owned at end of period	21	-
Average Daily Rate (ADR) (a)	$110	$-
Occupancy	59%	-
Revenue Per Available Room (RevPAR) (b)	$65	$-

Funds From Operations Calculation:
Net Income (loss)	$2,152	$(17)
Depreciation of real estate owned	2,277	-
Funds from operations (c)	$4,429	$(17)

(a)	Total room revenue divided by number of rooms sold.
(b)	ADR multiplied by occupancy percentage.
(c)	Funds from operations (FFO) is defined as net income (loss) (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States, and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

     The Company is a Virginia corporation that intends to qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company, which owned 21 properties as of December 31, 2008 and has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. The Company’s first hotel was acquired on July 31, 2008 with an additional 20 hotels purchased during the remainder of 2008.

Hotels Owned

     The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the hotels the Company owned as of December 31, 2008. All dollar amounts are in thousands.

			Gross Purchase Price		Date of Purchase
Location	Brand	Manager		Rooms
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Total			$341,199	2,478

     The purchase price for the hotels, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $34.5 million of debt secured by three of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn hotel. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each note payable. All dollar amounts are in thousands.

		Interest Rate	Maturity Date	Principal Assumed
Location	Brand

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767
				$38,270

     The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $6.8 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

     Each of the Company’s hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC (“Dimension”), McKibbon Hotel Group, Inc. (“McKibbon”), Gateway Hospitality Group, Inc. (“Gateway”), LBAM-Investor Group, L.L.C. (“LBA”), Texas Western Management Partners, L.P. (“Western”) and Vista Host, Inc. (“Vista”). The agreements provide for initial terms of 1-5 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the year ended December 31, 2008 the Company incurred approximately $441,000 in management fee expense.

     Dimension, McKibbon, Gateway, LBA, Western or Vista is not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the year ended December 31, 2008 the Company incurred approximately $468,000 in franchise fee expense.

Results of Operations

     During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. The Company’s first investor closing under its ongoing best-efforts offering occurred on May 14, 2008 and the Company began operations on July 31, 2008 when it purchased its first hotel. During the remainder of 2008, the Company purchased an additional 20 hotel properties. As a result, a comparison of 2008 operating results to prior year results is not meaningful.

     Hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and other expenses as described below.

     During the past several quarters, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined. The Company expects this trend to continue into 2009 and will not reverse course until general economic conditions improve. The properties owned by the Company have shown results consistent with industry and brand averages for the short period of ownership. In its acquisition process, the Company has anticipated a certain amount of decline in income from historical results; however, there can be no assurance that actual results will meet expectations.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2008, the Company had total revenue of $11.5 million. These revenues reflect hotel operations for the 21 hotels acquired through December 31, 2008 for their respective periods of ownership by the Company. For the period from acquisition through December 31, 2008, the hotels achieved combined average occupancy of approximately 59%, ADR of $110 and RevPAR of $65. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Expenses

     Hotel operating expenses for the year ended December 31, 2008 represent the expenses related to the 21 hotels acquired through December 31, 2008 for their respective periods owned. Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the year ended December 31, 2008, hotel operating expenses totaled $7.4 million or 64% of total revenue.

Taxes, insurance, and other expenses for the year ended December 31, 2008 were $731,000 or 6% of total revenue.

     General and administrative expense for the year ended December 31, 2008 was $1.3 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

     Depreciation expense for the year ended December 31, 2008 was $2.3 million. Depreciation expense represents expense of the Company’s 21 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

     Interest expense for the year ended December 31, 2008 was $375,000. Interest expense primarily arose from debt assumed with the acquisition of four of the Company’s hotels, and from short-term financing under a line of credit facility which was outstanding from November 14, 2007 to May 14, 2008. During 2008, the Company also recognized $2.7 million in interest income, representing interest on excess cash invested in short-term money market instruments and certificates of deposit.

Related Party Transactions

     The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $6.8 million since inception, which were capitalized as a part of the purchase price of the hotels. With the adoption of Financial Accounting Standards Board Statement No. 141R in January 2009, any additional amounts incurred under this contract will be expensed.

     The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $766,000 for the year ended December 31, 2008 and $15,000 for the period November 9, 2007 (initial capitalization) through December 31, 2007.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

     Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

     During the fourth quarter of 2008, the Company entered into a series of assignment of contracts with Apple REIT Eight, Inc. (“AR8”) to become the purchaser under three purchase contracts. The purchase contracts are for four hotels which are under construction: a Fairfield Inn & Suites and SpringHill Suites, both 200 room hotels located in Orlando, Florida, with a combined purchase price of $54.8 million, a 119 room SpringHill Suites hotel in Baton Rouge, Louisiana with a purchase price of $15.1 million and a 124 room Hampton Inn & Suites hotel in Rochester, Minnesota with a purchase price of $14.1 million. Under the terms and conditions of the contracts, AR8 assigned to the Company all of its rights and obligations under these purchase contracts. No consideration or fees was paid to AR8 for the assignment of the purchase contracts except for the reimbursement payment of the following: (i) initial deposits totaling $1.2 million made by AR8; and (ii) other costs totaling approximately $64,000 paid by AR8 to third parties. These reimbursement payments did not constitute or result in a profit for AR8.

Series B Convertible Preferred Stock

     The Company has issued 480,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

(2) the termination or expiration without renewal of the advisory agreement with A9A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

     Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Number of Common Shares through Conversion of One Series B Convertible Preferred Share
Gross Proceeds Raised from Sales of Units through Date of Conversion
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

     Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2008, if a triggering event had occurred, expense would have ranged from $0 to $25.5 million (assumes $11 per unit fair market value).

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2008:

		Amount of Commitments Expiring per Period
		Less than 1 Year			Over 5 Years
(000's)	Total		2-3 Years	4-5 Years
Property Purchase Commitments	$334,058	$281,958	$52,100	$-	$-
Debt (including interest of $15.1 million)	53,255	2,529	5,059	6,809	38,858
	$387,313	$284,487	$57,159	$6,809	$38,858

     The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008. The Company’s principal source of liquidity will be cash on hand, the proceeds of its on-going best-efforts offering and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s board of directors.

     The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including anticipated distributions to shareholders and capital improvements. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, and cash on hand, to purchase income producing real estate.

     The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through December 31, 2008, an additional 31.5 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $310.5 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until April 25, 2010 unless the offering is extended, or terminated if all of the Units are sold before then.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions since the initial capitalization through December 31, 2008 totaled approximately $13.0 million and were paid at a monthly rate of $0.073334 per common share beginning in June 2008. For the same period the Company’s cash generated from operations was approximately $3.3 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. In May, 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2008, the Company held with various lenders $1.3 million in reserves for capital expenditures. The Company has six major renovations scheduled for 2009. Total capital expenditures for these hotels are anticipated to be approximately $12 million.

     As of December 31, 2008, the Company had entered into outstanding contracts for the purchase of 19 additional hotels for a total purchase price of approximately $329 million. Of these 19 hotels, 15 are under construction and should be completed over the next 12 to 18 months. The other four hotels are expected to close within the next three months. The Company also has one purchase contract for land that is subject to a feasibility study for the construction of a SpringHill Suites hotel. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The Company also anticipates assuming outstanding mortgage loan obligations on four of the 19 properties, representing a source of funding of approximately $29.3 million of the total purchase price of the contracts outstanding as of December 31, 2008. It is anticipated the remainder of the purchase price will be funded from proceeds of the Company’s ongoing best-efforts offering of Units and cash on hand.

Subsequent Events

     In January 2009, the Company declared and paid approximately $3.0 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 4.0 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $44.5 million and proceeds net of selling and marketing costs of $40.0 million.

     In February 2009, the Company declared and paid approximately $3.3 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 3.7 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $41.0 million and proceeds net of selling and marketing costs of $36.9 million.

     On January 5, 2009, the Company entered into a purchase contract for the potential acquisition of a Hampton Inn & Suites hotel in Yuma, Arizona. On February 4, 2009, this contract was terminated. The gross purchase price for the 90 room hotel was $11.3 million.

     On January 6, 2009, the Company entered into a purchase contract for the potential acquisition of a Hampton Inn hotel in Holly Springs, North Carolina. The gross purchase price for the 124 room hotel is $14.9 million, and a refundable deposit of $100,000 was paid by the Company in connection with the contract. The hotel is currently under construction. The number of rooms refers to the expected number of rooms upon completion.

     On January 21, 2009, the Company entered into a purchase contract for the potential purchase of approximately 500 acres of land to be used for natural gas production located on approximately 115 sites in Texas. The purchase contract is with a subsidiary of Chesapeake Energy Corporation. The total purchase price under the contract is approximately $150 million. The purchase contract also contemplates that at closing, the Company would enter into a long-term lease with a lessee that will use the land for natural gas production. A refundable deposit of $500,000 was paid by the Company in connection with this contract.

     On January 29, 2009, the Company terminated a purchase contract for a hotel located in Portsmouth, New Hampshire. The hotel had a purchase price of $15.8 million, secured debt to be assumed by the Company totaling $9.7 million and contained 126 guest rooms. In connection with the termination of this contract, the initial deposit of $200,000 was repaid to the Company.

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

Seasonality

     The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Critical Accounting Policies

     The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Capitalization Policy

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

Impairment Losses Policy

     The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties is less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

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

     In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

     In December 2007, FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R will be adopted by the Company in the first quarter of 2009. The adoption of this standard will have a material impact on the results of operations for the Company when it acquires real estate properties. In addition to other acquisition related costs, the Company will be required to expense the commission paid to ASRG. As of December 31, 2008, the Company had $380,000 in transaction costs related to outstanding contracts for the purchase of 19 hotel properties and other potential property acquisitions. These costs were recorded as deferred acquisition costs and included in other assets in the Company’s consolidated balance sheet as of December 31, 2008. In accordance with SFAS 141R, these costs will be expensed on January 1, 2009. If this statement had been effective for 2008, the Company would have recorded approximately $8.6 million in transaction costs in its consolidated statement of operations for the year ended December 31, 2008.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at December 31, 2008, of $75 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $750,000, all other factors remaining the same.

     The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2008. All dollar amounts are in thousands.

								Fair Market Value

	2009	2010	2011	2012	2013	Thereafter	Total
Maturities	$474	$503	$534	$2,311	$601	$33,780	$38,203	$40,367
Average interest rates	5.3%	5.3%	5.3%	5.4%	5.6%	5.6%

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple REIT Nine, Inc.

     We have audited the accompanying consolidated balance sheets of Apple REIT Nine, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2008 and for the period November 9, 2007 (initial capitalization) through December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Nine, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and for the period November 9, 2007 (initial capitalization) through December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 2, 2009

Apple REIT Nine, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2008	December 31, 2007

Assets
Investment in real estate, net of accumulated depreciation of $2,277 and $-, respectively	$346,423	$-
Cash and cash equivalents	75,193	20
Due from third party managers, net	1,775	-
Other assets, net	8,228	317
Total Assets	$431,619	$337

Liabilities
Notes payable	$38,647	$151
Accounts payable and accrued expenses	3,232	155
Total Liabilities	41,879	306

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 41,013,517 and 10 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 41,013,517 and 10 shares, respectively	400,569	-
Distributions greater than net income	(10,877)	(17)
Total Shareholders' Equity	389,740	31

Total Liabilities and Shareholders' Equity	$431,619	$337

See accompanying notes to consolidated financial statements.

     The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

		For the period November 9, 2007 (initial capitalization) through December 31, 2007
	Year Ended December 31, 2008

Revenues:
Room revenue	$9,501	$-
Other revenue	2,023	-
Total revenue	11,524	-

Expenses:
Operating expense	3,381	-
Hotel administrative expense	883	-
Sales and marketing	1,066	-
Utilities	546	-
Repair and maintenance	637	-
Franchise fees	468	-
Management fees	441	-
Taxes, insurance and other	731	-
General and administrative	1,288	15
Depreciation expense	2,277	-
Total expenses	11,718	15

Operating loss	(194)	(15)

Interest income	2,721	-
Interest expense	(375)	(2)

Net income (loss)	$2,152	$(17)

Basic and diluted net income (loss) per common share	$0.14	$(1,684.60)
Weighted average common shares outstanding - basic and diluted
	15,852	-

Distributions declared and paid per common share	$0.51	$-

See accompanying notes to consolidated financial statements.

     The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater Than Net Income
	Number of Shares	Amount	Number of Shares	Amount		Total
Initial capitalization November 9, 2007	-	$-	480	$48	$-	$48
Offering costs	-	-	-	-	-	-
Net loss	-	-	-	-	(17)	(17)
Balance at December 31, 2007	-	-	480	48	(17)	31
Net proceeds from the sale of common shares	41,014	400,543	-	-	-	400,543
Stock options granted	-	26	-	-	-	26
Net income	-	-	-	-	2,152	2,152
Cash distributions declared and paid to shareholders ($0.51 per share)	-	-	-	-	(13,012)	(13,012)
Balance at December 31, 2008	41,014	$400,569	480	$48	$(10,877)	$389,740

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Cash Flows
(in thousands)

		For the period November 9, 2007 (initial capitalization) through December 31, 2007

	Year Ended December 31, 2008

Cash flows from operating activities:
Net income (loss)	$2,152	$(17)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,277	-
Amortization of deferred financing costs and fair value adjustments	10	-
Stock option expense	26	-
Changes in operating assets and liabilities:
Increase in funds due from third party managers	(1,680)	-
Decrease in other assets	336	-
Increase in accounts payable and accrued expenses	196	15
Net cash provided by (used in) operating activities	3,317	(2)

Cash flows used in investing activities:
Cash paid for the acquisition of hotel properties	(311,052)	-
Deposits and other disbursements for potential acquisitions	(4,176)	-
Capital improvements and other investing activities	(94)	-
Net cash used in investing activities	(315,322)	-

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	400,779	(177)
Distributions paid to common shareholders	(13,012)	-
Payments of notes payable	(67)	-
Deferred financing costs	(371)	-
Borrowings from (payments on) line of credit	(151)	151
Net cash provided by (used in) financing activities	387,178	(26)

Increase (decrease) in cash and cash equivalents	75,173	(28)

Cash and cash equivalents, beginning of period	20	48

Cash and cash equivalents, end of period	$75,193	$20

Supplemental information:
Interest paid	$229	$2

Non-cash transactions:
Notes payable assumed in acquisitions	$38,270	$-
Other assets assumed in acquisitions	$2,795	$-
Other liabilities assumed in acquisitions	$3,303	$-

See accompanying notes to consolidated financial statements.

     The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

     Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer (see Note 4 and 7). The Company began operations on July 31, 2008 when it purchased its first hotel. The Company has no foreign operations or assets and as of December 31, 2008, its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in several variable interest entities through its purchase commitments, it is not the primary beneficiary and therefore does not consolidate any of these entities.

     The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary (or subsidiary thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. As of December 31, 2008, all cash and cash equivalents were held at three institutions, Wachovia Bank, N.A., BB&T Corporation and Bank of America, N.A. Cash balances may at times exceed federal depository insurance limits.

Investment in Real Estate and Related Depreciation

     Real estate is stated at cost, net of depreciation, and includes real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

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

     The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties is less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. Other than the leases discussed in Note 2, there has been no allocation of purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material.

Revenue Recognition

     Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

     The Company is raising capital through a best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold (see Note 4). Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of December 31, 2008, the Company had sold 41 million Units for gross proceeds of $446.4 million and proceeds net of offering costs of $400.5 million. The Company will offer Units until April 25, 2010, unless the offering is extended, or terminated if all of the Units are sold before then.

Comprehensive Income

The Company recorded no comprehensive income (loss) other than net income (loss) for the periods reported.

Earnings Per Common Share

     Basic earnings per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the year ended December 31, 2008 or for the period from November 9, 2007 (initial capitalization) through December 31, 2007. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares (see Note 4).

Federal Income Taxes

     The Company is operated as, and will elect to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2008 distributions of $0.51 per share for tax purposes was 42% ordinary income and 58% return of capital (unaudited).

     The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2008, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $1.3 million as of December 31, 2008. The net operating loss carry forward will expire in 2028. There are no material differences between the book and tax basis of the Company’s assets.

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

     In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

     In December 2007, FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R will be adopted by the Company in the first quarter of 2009. The adoption of this standard will have a material impact on the results of operations for the Company when it acquires real estate properties. In addition to other acquisition related costs, the Company will be required to expense the commission paid to ASRG. As of December 31, 2008, the Company had $380,000 in transaction costs related to outstanding contracts for the purchase of 19 hotel properties and other potential property acquisitions. These costs were recorded as deferred acquisition costs and included in other assets in the Company’s consolidated balance sheet as of December 31, 2008. In accordance with SFAS 141R, these costs will be expensed on January 1, 2009. If this statement had been effective for 2008, the Company would have recorded approximately $8.6 million in transaction costs in its consolidated statement of operations for the year ended December 31, 2008.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Note 2

Investments in Real Estate

     As of December 31, 2008, the Company owned 21 hotels, all of which were purchased during 2008. The hotels are located in 11 states with an aggregate of 2,478 rooms, and consist of the following: six Hilton Garden Inn hotels, two Homewood Suites hotels, six Hampton Inn hotels, three Courtyard hotels, three Residence Inn hotels and one Fairfield Inn hotel.

Investment in real estate at December 31, 2008, consisted of the following (in thousands):

Land	$38,549
Building and Improvements	289,672
Furniture, Fixtures and Equipment	20,479
348,700
Less Accumulated Depreciation	(2,277)
Investment in real estate, net	$346,423

     The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel. All dollar amounts are in thousands.

			Gross Purchase Price		Date of Purchase
Location	Brand	Manager		Rooms
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Total			$341,199	2,478

     The purchase price for the hotels, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $34.5 million of debt secured by three of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn Hotel (see Note 3). The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $6.8 million, representing 2% of the gross purchase price for these hotels, as a brokerage commission to ASRG (see Note 7) and to pay approximately $3.0 million of transaction costs, including title, legal and other related costs. These costs have been capitalized to Investment in real estate, net in the Company’s consolidated balance sheet as of December 31, 2008.

     In connection with the acquisitions of the Duncanville, Texas, Allen, Texas and Lewisville, Texas Hilton Garden Inn hotels, the Company assumed agreements with the various localities for the use of the hotel’s banquet and meeting facilities. These agreements were at above market rates and as a result the Company recorded an asset of approximately $2.1 million associated with these agreements, which is included in other assets in the Company’s consolidated balance sheets. These amounts are being amortized over the remaining terms (average of approximately 8 years) of the respective agreements.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable

     During 2008, the Company assumed approximately $34.5 million of debt secured by first mortgage notes on three of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn hotel. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each note payable. All dollar amounts are in thousands.

		Interest Rate	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2008
Location	Brand

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,937
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,759
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,757
				$38,270	$38,203

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2008 are as follows (in thousands):

2009	$474
2010	503
2011	534
2012	2,311
2013	601
Thereafter	33,780
38,203
Fair Value Adjustment of Assumed Debt	444
Total	$38,647

     A fair value adjustment was recorded upon the assumption of one above market rate mortgage loan (premium) and one below market rate unsecured loan (discount) in connection with two of the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 3.9% to 6.5% at the date of assumption. The total adjustment to interest expense was $1,500 for the year ended December 31, 2008.

     During 2008, the Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, totaling $371,000. Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense. Amortization of such costs totaled $8,000 for the year ended December 31, 2008.

The fair value of the Company’s outstanding debt at December 31, 2008 was approximately $40.4 million.

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

Note 4

Shareholders’ Equity

Best-efforts Offering

     The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-147414) filed on April 23, 2008 and was declared effective by the Securities and Exchange Commission on April 25, 2008. Each Unit consists of one common share and one Series A preferred share. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds, net of commissions and marketing expenses totaling $90 million. The Offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account. The Company will offer Units until April 25, 2010, unless the offering is extended, or terminated if all of the Units are sold before then.

     The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Stock

     The Company has issued 480,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

(2) the termination or expiration without renewal of the advisory agreement with A9A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

     Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $2 billion offering according to the following table:

Number of Common Shares through Conversion of One Series B Convertible Preferred Share
Gross Proceeds Raised from Sales of Units through Date of Conversion

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

     Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2008, if a triggering event had occurred, expense would have ranged from $0 to $25.5 million (assumes $11 per unit fair market value).

Preferred Shares

     The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Unit Redemption Program

     The Company may use proceeds received from the sale of Units pursuant to its Additional Share Option Pan and Dividend Reinvestment Plan (which the Company plans to implement following the conclusion of its on-going best-efforts offering) to redeem Units. The Unit Redemption Program will not begin until May 2009, which is the expiration of one year from the initial closing of the offering. Beginning in May, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.

Note 5

Stock Option Plan

     During 2008, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for an automatic grant of options to purchase a specified number of Units to directors, who are not employees of the Company. A Compensation Committee (“Committee”) was established to administer the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 9,523,810 Units. This plan currently relates to the initial public offering of 182,251,082 Units. Therefore, the maximum number of Units authorized under the Directors’ Plan is currently 611,815 based on the number of Units issued as of December 31, 2008.

     The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2008, the Company granted options to purchase 31,744 Units under the Directors’ Plan and recorded approximately $26,000 in compensation expense. All of the options issued have an exercise price of $11 per Unit. Activity in the Company Directors’ Plan during 2008 is summarized in the following table:

2008
Outstanding, beginning of year:	—
Granted	31,744
Exercised	—
Expired or canceled	—
Outstanding, end of year:	31,744
Exercisable, end of year:	31,744
The weighted-average exercise price:	$11.00

Note 6

Management and Franchise Agreements

     Each of the Company’s hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC (“Dimension”), McKibbon Hotel Group, Inc. (“McKibbon”), Gateway Hospitality Group, Inc. (“Gateway”), LBAM-Investor Group, L.L.C. (“LBA”), Texas Western Management Partners, L.P. (“Western”) and Vista Host, Inc. (“Vista”). The agreements provide for initial terms of 1-5 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the year ended December 31, 2008 the Company incurred approximately $441,000 in management fee expense.

     Dimension, McKibbon, Gateway, LBA, Western or Vista is not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the year ended December 31, 2008 the Company incurred approximately $468,000 in franchise fee expense.

Note 7

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $6.8 million since inception, which were capitalized as a part of the purchase price of the hotels.

     The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $766,000 for the year ended December 31, 2008 and $15,000 for the period November 9, 2007 (initial capitalization) through December 31, 2007.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

     Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc., other REITS. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

     During the fourth quarter of 2008, the Company entered into a series of assignment of contracts with Apple REIT Eight, Inc. (“AR8”) to become the purchaser under three purchase contracts. The purchase contracts are for four hotels which are under construction: a Fairfield Inn & Suites and SpringHill Suites, both 200 room hotels located in Orlando, Florida, with a combined purchase price of $54.8 million, a 119 room SpringHill Suites hotel in Baton Rouge, Louisiana with a purchase price of $15.1 million and a 124 room Hampton Inn & Suites hotel in Rochester, Minnesota with a purchase price of $14.1 million. Under the terms and conditions of the contracts, AR8 assigned to the Company all of its rights and obligations under these purchase contracts. No consideration or fees was paid to AR8 for the assignment of the purchase contracts except for the reimbursement payment of the following: (i) initial deposits totaling $1.2 million made by AR8; and (ii) other costs totaling approximately $64,000 paid by AR8 to third parties. These reimbursement payments did not constitute or result in a profit for AR8.

Note 8

Pro Forma Information (Unaudited)

     The following unaudited pro forma information for the year ended December 31, 2008, is presented as if the acquisitions of the 21 hotels owned at December 31, 2008 had occurred on the latter of January 1, 2008 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. The following hotels opened during 2008: the Tucson, Arizona Hilton Garden Inn hotel opened in March 2008, the Jackson, Tennessee Courtyard hotel opened in June 2008, the Beaumont, Texas Residence Inn hotel opened in August 2008, the Hattiesburg, Mississippi Residence Inn hotel opened in December 2008 and the Frisco, Texas Hilton Garden Inn hotel opened in December 2008. Amounts are in thousands except per share.

Year Ended December 31, 2008

Hotel revenues	$70,038
Net income	10,712
Net income per share - basic and diluted	$0.37

     The pro forma information reflects adjustments for actual revenues and expenses of the 21 hotels acquired in 2008 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

Note 9

Commitments

     At of December 31, 2008, the Company had outstanding contracts for the purchase of 19 additional hotels for a total purchase price of $329 million. Of these 19 hotels, 15 are under construction and should be completed over the next 12 to 18 months. The other four hotels are expected to close within the next three months. The Company also has one purchase contract for land that is subject to a feasibility study for the construction of a SpringHill Suites hotel. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

			Deposits Paid	Gross Purchase Price
Location	Brand	Rooms
Alexandria, VA	SpringHill Suites	-	$200	$5,100	(a)
Hillsboro, OR	Embassy Suites	165	100	32,500	(c)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(c)
Clovis, CA	Hampton Inn & Suites	86	55	11,150	(c)
Clovis, CA	Homewood Suites	83	55	12,435	(c)
Panama City, FL	Hampton Inn & Suites	95	200	11,600	(c)
Dothan, AL	Hilton Garden Inn	104	5	11,601	(c)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(c)
Panama City, FL	TownePlace Suites	103	5	10,640	(c)
Johnson City, TN	Courtyard	90	5	9,880	(c)
Troy, AL	Courtyard	90	5	8,696	(c)
Houston, TX	Marriott	206	200	51,000	(c)
Austin, TX	Homewood Suites	97	400	17,700
Austin, TX	Hampton Inn	124	400	18,000
Round Rock, TX	Hampton Inn	93	400	11,500
Portsmouth, NH	Hampton Inn	126	200	15,800
Orlando, FL	Fairfield Inn & Suites	200	500	(b)	(c)
Orlando, FL	SpringHill Suites	200	500	(b)	(c)
Baton Rouge, LA	SpringHill Suites	119	100	15,100	(c)
Rochester, MN	Hampton Inn & Suites	124	100	14,136	(c)
		2,298	$3,535	$334,058

(a)	The Company has a contract to purchase land only. The Company plans to complete a feasibility study for the construction of a SpringHill Suites hotel prior to purchasing the land.
(b)	These two hotels are covered by the same purchase contract with a purchase price of $54.8 million.
(c)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.

     Four of the hotels under contract require the Company to assume approximately $29.3 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

     As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.

Note 10

Industry Segments

     The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 11

Quarterly Financial Data (unaudited)

     The following is a summary of quarterly results of operations for the period ended December 31, 2008. Income per share for the four quarters in 2008 is non-additive in comparison to income per share for the period ended December 31, 2008 due to the timing and size of the Company’s Unit issuances.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands except per share data)
Revenues	$-	$-	$719	$10,805
Net income (loss)	$(20)	$294	$988	$890
Basic and diluted net income (loss) per common share	$(1,985.20)	$0.05	$0.04	$0.03
Distributions declared and paid per common share	$-	$0.07	$0.22	$0.22

Note 12

Subsequent Events

     In January 2009, the Company declared and paid approximately $3.0 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 4.0 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $44.5 million and proceeds net of selling and marketing costs of $40.0 million.

     In February 2009, the Company declared and paid approximately $3.3 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 3.7 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $41.0 million and proceeds net of selling and marketing costs of $36.9 million.

     On January 5, 2009, the Company entered into a purchase contract for the potential acquisition of a Hampton Inn & Suites hotel in Yuma, Arizona. On February 4, 2009, this contract was terminated. The gross purchase price for the 90 room hotel was $11.3 million.

     On January 6, 2009, the Company entered into a purchase contract for the potential acquisition of a Hampton Inn hotel in Holly Springs, North Carolina. The gross purchase price for the 124 room hotel is $14.9 million, and a refundable deposit of $100,000 was paid by the Company in connection with the contract. The hotel is currently under construction. The number of rooms refers to the expected number of rooms upon completion.

     On January 21, 2009, the Company entered into a purchase contract for the potential purchase of approximately 500 acres of land to be used for natural gas production located on approximately 115 sites in Texas. The purchase contract is with a subsidiary of Chesapeake Energy Corporation. The total purchase price under the contract is approximately $150 million. The purchase contract also contemplates that at closing, the Company would enter into a long-term lease with a lessee that will use the land for natural gas production. A refundable deposit of $500,000 was paid by the Company in connection with this contract.

     On January 29, 2009, the Company terminated a purchase contract for a hotel located in Portsmouth, New Hampshire. The hotel had a purchase price of $15.8 million, secured debt to be assumed by the Company totaling $9.7 million and contained 126 guest rooms. In connection with the termination of this contract, the initial deposit of $200,000 was repaid to the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

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

     This annual report on Form 10-K does not include a management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

     The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2009 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

     The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2009 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2009 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

     The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2009 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

     The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2009 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

     1. Financial Statements of Apple REIT Nine, Inc.

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the year ended December 31, 2008 and the period November 9, 2007 (initial capitalization) through December 31, 2007

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2008 and the period November 9, 2007 (initial capitalization) through December 31, 2007

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the period November 9, 2007 (initial capitalization) through December 31, 2007

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

     2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report Available at www.sec.gov.

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2008
(dollars in thousands)

						Subsequently Capitalized

				Initial Cost		Bldg. Imp. & FF&E
							Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Brand	Encumbrances	Land	Bldg./FF&E
Tucson	AZ	Hilton Garden Inn	$-	$1,009	$17,922	$-	$18,931	$(318)	2008	Jul-08	3 - 39 yrs.	125
Santa Clarita	CA	Courtyard	-	4,581	18,709	1	23,291	(219)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Hampton Inn	-	1,819	15,751	-	17,570	(132)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,547	14,482	-	17,029	(106)	1996	Oct-08	3 - 39 yrs.	90
Santa Clarita	CA	Fairfield Inn	-	1,874	7,740	-	9,614	(53)	1996	Oct-08	3 - 39 yrs.	66
Pueblo	CO	Hampton Inn & Suites	-	899	7,411	-	8,310	(53)	2000	Oct-08	3 - 39 yrs.	81
Fort Lauderdale	FL	Hampton Inn	-	2,241	17,580	-	19,821	(41)	2000	Dec-08	3 - 39 yrs.	109
Hattiesburg	MS	Residence Inn	-	911	9,162	-	10,073	(29)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	-	1,071	4,925	34	6,030	(75)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	-	1,236	18,327	-	19,563	(43)	1999	Dec-08	3 - 39 yrs.	122
Twinsburg	OH	Hilton Garden Inn	-	1,424	16,606	-	18,030	(132)	1999	Oct-08	3 - 39 yrs.	142
Pittsburgh	PA	Hampton Inn	-	2,510	18,539	-	21,049	(44)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	-	990	14,645	-	15,635	(43)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	-	695	12,270	-	12,965	(34)	2007	Dec-08	3 - 39 yrs.	83
Allen	TX	Hampton Inn & Suites	-	1,449	11,448	-	12,897	(141)	2006	Sep-08	3 - 39 yrs.	103
Lewisville	TX	Hilton Garden Inn	-	3,372	23,906	-	27,278	(229)	2007	Oct-08	3 - 39 yrs.	165
Duncanville	TX	Hilton Garden Inn	13,937	2,396	15,974	3	18,373	(162)	2005	Oct-08	3 - 39 yrs.	142
Beaumont	TX	Residence Inn	-	1,181	16,169	-	17,350	(149)	2008	Oct-08	3 - 39 yrs.	133
Allen	TX	Hilton Garden Inn	10,759	2,097	16,428	-	18,525	(132)	2002	Oct-08	3 - 39 yrs.	150
Frisco	TX	Hilton Garden Inn	-	2,518	12,964	-	15,482	(40)	2008	Dec-08	3 - 39 yrs.	102
Bristol	VA	Courtyard	9,757	1,729	19,153	2	20,884	(102)	2004	Nov-08	3 - 39 yrs.	175
			$34,453	$38,549	$310,111	$40	$348,700	$(2,277)				2,478

	2008		2008
Real estate owned:		Accumulated depreciation:
Balance as of January 1	$-	Balance as of January 1	$-
Acquisitions	348,660	Depreciation expense	2,277
Improvements	40
Balance at December 31	$348,700	Balance at December 31	$2,277

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/s/ Glade M. Knight	Date: March 3, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 3, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 3, 2009
Glade M. Knight, Director

By:	/s/ Lisa B. Kern	Date: March 3, 2009
Lisa B. Kern, Director

By:	/s/ Bruce H. Matson	Date: March 3, 2009
Bruce H. Matson, Director

By:	/s/ Michael S. Waters	Date: March 3, 2009
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 3, 2009
Robert M. Wily, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents

1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit
1.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No.
333-147414) filed April 23, 2008 and effective April 25, 2008)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15,
2007 and effective April 25, 2008)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15,
2007 and effective April 25, 2008)

10.1	Advisory Agreement between the Registrant and Apple Nine Advisors, Inc. (Incorporated by
reference to Exhibit 10.1 to amendment no. 4 to the registrant’s registration statement on Form
S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty
Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.4	Apple REIT Nine, Inc. 2008 Non-Employee Directors Stock Option Plan. (Incorporated by
reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-
147414) filed May 8, 2008)*

10.5	Purchase Contract dated as of June 5, 2008 between Valencia Tucson, L.L.C. and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed August 4, 2008)

10.6	Management Agreement dated as of July 31, 2008 between Texas Western Management
Partners, L.P. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to
Exhibit 10.6 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.7	Franchise License Agreement dated as of July 31, 2008 between Hilton Garden Inns Franchise
LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.7 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.8	Hotel Lease Agreement effective as of July 31, 2008 between Apple Nine Hospitality
Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to
Exhibit 10.8 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.9	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of July 24, 2008 between Ocean Park Hotels-MMM, L.L.C. and Apple Nine Hospitality Ownership, Inc.
(Incorporated by reference to Exhibit 10.9 to registrant’s Post-effective Amendment No. 1 to
Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.10	Management Agreement dated as of September 24, 2008 between Dimension Development
Two, LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit
10.10 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414)
filed October 23, 2008)

10.11	Courtyard by Marriott Relicensing Franchise Agreement dated as of September 24, 2008 between Marriott International, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated
by reference to Exhibit 10.11 to registrant’s Post-effective Amendment No. 1 to Form S-11
(SEC File No. 333-147414) filed October 23, 2008)

10.12	Hotel Lease Agreement effective as of September 24, 2008 between Apple Nine Hospitality
Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to
Exhibit 10.12 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.13	Purchase Contract dated as of August 1, 2008 between Charlotte Lakeside Hotel Limited
Partnership and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit
10.13 to the registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.14	Management Agreement dated as of September 24, 2008 between MHH Management, LLC and
Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.14 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.15	Franchise License Agreement dated as of September 25, 2008 between Homewood Suites
Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to
Exhibit 10.15 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.16	Hotel Lease Agreement effective as of September 24, 2008 between Apple Nine Hospitality
Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to
Exhibit 10.16 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.17	Purchase Contract dated as of August 1, 2008 between RSV Twinsburg Hotel LTD. and Apple
Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to registrant’s
Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23,
2008)

10.18	Management Agreement dated as of October 6, 2008 between Gateway Hospitality Group, Inc.
and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.19	Franchise License Agreement dated as of October 7, 2008 between Hilton Garden Inns
Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to
Exhibit 10.19 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.20	Hotel Lease Agreement effective as of October 6, 2008 between Apple Nine Hospitality
Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to
Exhibit 10.20 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.21	Purchase Contract dated as of August 1, 2008 between SCI Allen Hotel LTD. and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.21 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.22	Purchase Contract dated as of August 1, 2008 between Allen Stacy Hotel LTD. and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.22 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.23	Management Agreement dated as of September 26, 2008 between Gateway Hospitality Group,
Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.23 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.24	Franchise License Agreement dated as of September 26, 2008 between Hampton Inns Franchise
LLC and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit
10.24 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414)
filed October 23, 2008)

10.25	Hotel Lease Agreement effective as of September 26, 2008 between Apple Nine Hospitality
Ownership, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to
Exhibit 10.25 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.26	Purchase Contract dated as of August 1, 2008 between SCI Lewisville Hotel LTD. and Apple
Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to registrant’s
Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23,
2008)

10.27	Management Agreement dated as of October 16, 2008 between Gateway Hospitality Group, Inc.
and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.27 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.28	Franchise License Agreement dated as of October 16, 2008 between Hilton Garden Inns
Franchise LLC and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to
Exhibit 10.28 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.29	Hotel Lease Agreement effective as of October 16, 2008 between Apple Nine Hospitality
Ownership, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to
Exhibit 10.29 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-
147414) filed October 23, 2008)

10.30	Purchase Contract dated as of August 1, 2008 between SCI Duncanville Hotel LTD. and Apple
Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to registrant’s
Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23,
2008)

10.31	Management Agreement dated as of October 21, 2008 between Gateway Hospitality Group, Inc.
and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.31 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.32	Franchise License Agreement dated as of October 21, 2008 between Hilton Garden Inns
Franchise LLC and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit
10.32 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414)
filed October 23, 2008)

10.33	Hotel Lease Agreement effective as of October 21, 2008 between Apple Nine SPE Duncanville,
Inc. and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.33 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.34	Purchase Contract dated as of August 7, 2008 between Linden Hotel Properties, LLC and Apple
Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to registrant’s
Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23,
2008)

10.35	Agreement of Purchase and Sale dated as of August 29, 2008 between RT Clarita Two, L.P. and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.36	Agreement of Purchase and Sale dated as of August 29, 2008 between RT Clarita, L.P. and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.37	Purchase Contract dated as of September 11, 2008 between RI Beaumont Property, L.P. and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.38	Purchase Contract dated as of October 3, 2008 between ES/HIS Hillsboro, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.39	Purchase Contract dated as of October 3, 2008 between ES/HIS Hillsboro, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.40	Purchase Contract dated as of October 6, 2008 between Brothers Hospitality Development, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.41	Purchase Contract dated as of October 10, 2008 between Ralham, L.L.C. and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.42	Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.43	Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed
October 23, 2008)

10.44	Purchase Contract dated as of October 17, 2008 between ADH LLC and Apple Nine Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.44 to registrant’s Post-effective
Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.45	Purchase Contract dated as of October 20, 2008 between Sunbelt-CTY, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.46	Purchase Contract dated as of October 20, 2008 between Sunbelt-RPC, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.47	Purchase Contract dated as of October 20, 2008 between Sunbelt-CJT, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.48	Purchase Contract dated as of October 20, 2008 between Sunbelt-RHM, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.49	Purchase Contract dated as of October 20, 2008 between Sunbelt-GDA, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.50	Purchase Contract dated as of October 20, 2008 between Sunbelt-RAG, LLC and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to registrant’s Post-
effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.51	Purchase Contract dated as of October 29, 2008 between MWE Houston Property, L.P. and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed November 4, 2008)

10.52	Purchase Contract dated as of November 12, 2008 between Austin FRH, LTD. and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.52 to the registrant’s Post-
effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.53	Purchase Contract dated as of November 12, 2008 between FRH Braker, LTD. and Apple Nine
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to the registrant’s Post-
effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.54	Purchase Contract dated as of November 12, 2008 between RR Hotel Investments, LTD. and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.54 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.55	Purchase Contract dated as of November 12, 2008 between VH Fort Lauderdale Investment,
LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.55 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.56	Purchase Contract dated as of November 12, 2008 between MILLROC Portsmouth NH, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.56 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.57	Purchase Contract dated as of November 12, 2008 between Playhouse Square Hotel Associates,
L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.57 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.58	Purchase Contract dated as of November 12, 2008 between RMRVH Jackson, LLC and Apple
Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.58 to the registrant’s
Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23,
2009)

10.59	Purchase Contract dated as of November 12, 2008 between CYRMR Jackson, LLC and Apple
Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.59 to the registrant’s
Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23,
2009)

10.60	Purchase Contract dated as of September 27, 2007 between Grove Street Orlando, LLC and
Apple Eight Hospitality, Inc. (Incorporated by reference to Exhibit 10.60 to the registrant’s Post-
effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.61	Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality, Inc.
and Apple Nine Hospitality, Inc. (Incorporated by reference to Exhibit 10.61 to the registrant’s
Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23,
2009)

10.62	Purchase Contract dated as of December 14, 2007 between Viking Fund Baton Rouge (LA),
LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.62 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.63	Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality
Ownership, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to
Exhibit 10.63 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No.
333-147414) filed January 23, 2009)

10.64	Purchase Contract dated as of January 25, 2008 between Viking Fund Rochester (MN), LLC and
Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.64 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.65	Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality
Ownership, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to
Exhibit 10.65 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No.
333-147414) filed January 23, 2009)

10.66	Purchase Contract dated as of December 12, 2008 between Moody National Hospitality I, L.P.
and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.66 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.67	Purchase Contract dated as of January 5, 2009 between Yuma One Limited Partnership and
Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.67 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.68	Purchase Contract dated as of January 6, 2009 between Viking Fund Holly Springs (NC), LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.68 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed
January 23, 2009)

10.69	Purchase and Sale Contract dated as of January 21, 2009 between Chesapeake Land
Development Company, L.L.C. and Apple Nine Ventures, Inc. (Incorporated by reference to
Exhibit 10.69 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No.
333-147414) filed January 23, 2009)

21.1	Subsidiaries of the Registrant (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to
18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

________________
* Denotes Compensation Plan.