Form 10-Q
period 2009-03-31
Apple REIT Nine, Inc.
filed 2009-05-05
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-53603

Apple REIT Nine, Inc.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia
23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes x No o

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ¨ No ¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer o	Smaller reporting company ý
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ¨ No x

       Number of registrant’s common shares outstanding as of May 1, 2009: 56,852,592

APPLE REIT NINE, INC.
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	3
	Consolidated Statements of Operations – Three months ended March 31, 2009 and 2008	4
	Consolidated Statements of Cash Flows – Three months ended March 31, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	26
Signatures		27

This Form 10-Q includes references to certain trademarks or service marks. The Hampton Inn®, Hampton Inn and Suites®, Homewood Suites® by Hilton, Embassy Suites Hotels® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott, SpringHill Suites® by Marriott, Residence Inn® by Marriott and Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Apple REIT Nine, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2009	December 31, 2008

	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $4,929 and $2,277, respectively	$373,355	$346,423
Cash and cash equivalents	155,767	75,193
Due from third party managers, net	3,293	1,775
Other assets, net	11,250	8,228
Total Assets	$543,665	$431,619

Liabilities
Notes payable	$42,682	$38,647
Accounts payable and accrued expenses	1,403	3,232
Total Liabilities	44,085	41,879

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 52,970,136 and 41,013,517 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 52,970,136 and 41,013,517 shares, respectively	518,748	400,569
Distributions greater than net income	(19,216)	(10,877)

Total Shareholders' Equity	499,580	389,740

Total Liabilities and Shareholders' Equity	$543,665	$431,619

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues:
Room revenue	$16,637	$-
Other revenue	2,046	-
Total revenue	18,683	-

Expenses:
Operating expense	4,854	-
Hotel administrative expense	1,408	-
Sales and marketing	1,685	-
Utilities	868	-
Repair and maintenance	912	-
Franchise fees	788	-
Management fees	671	-
Taxes, insurance and other	1,345	-
General and administrative	839	17
Acquisition related costs	1,028	-
Depreciation expense	2,652	-
Total expenses	17,050	17

Operating income (loss)	1,633	(17)

Interest expense, net	(83)	(3)

Net income (loss)	$1,550	$(20)

Basic and diluted net income (loss) per common share	$0.03	$(1,985.20)

Weighted average common shares outstanding - basic and diluted	45,554	-

Distributions declared and paid per common share	$0.22	$-

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash flows from operating activities:
Net income (loss)	$1,550	$(20)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	2,652	-
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	81	-
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(1,503)	-
Increase in other assets, net	(386)	-
Increase/(decrease) in accounts payable and accrued expenses	(190)	1
Net cash provided by (used in) operating activities	2,204	(19)

Cash flows used in investing activities:
Cash paid for acquisitions	(25,963)	-
Deposits and other disbursements for potential acquisitions	(153)	-
Capital improvements	(233)	-
Increase in capital improvement reserves	(100)
Investment in other assets	(3,240)	-
Net cash used in investing activities	(29,689)	-

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	118,135	(41)
Distributions paid to common shareholders	(9,889)	-
Payments of notes payable	(123)	-
Deferred financing costs	(64)	-
Borrowings from (payments on) line of credit	-	50
Net cash provided by financing activities	108,059	9

Increase (decrease) in cash and cash equivalents	80,574	(10)

Cash and cash equivalents, beginning of period	75,193	20

Cash and cash equivalents, end of period	$155,767	$10

Non-cash transactions:
Notes payable assumed in acquisitions	$4,175	$-

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2009.

2. General Information and Summary of Significant Accounting Policies

Organization

     Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer (see Note 5 and 6). The Company began operations on July 31, 2008 when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and as of March 31, 2009, its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

     The Company is raising capital through a best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of March 31, 2009, the Company had sold 53 million Units for gross proceeds of $577.9 million and proceeds net of offering costs of $518.7 million. The Company will offer Units until April 25, 2010, unless the offering is extended, or terminated if all of the Units are sold before then.

Earnings Per Common Share

     Basic earnings per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three months ended March 31, 2009 or 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares (see Note 6).

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company (see Note 5). SFAS 141R was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. During the three months ended March 31, 2009, the Company expensed $1.0 million in acquisition related costs. Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008. In accordance with SFAS 141R, these costs were expensed on January 1, 2009. The adoption of this standard has had a material impact on the Company’s financial position and results of operations and will continue to have a material impact on the Company’s consolidated financial statements as it acquires other operating businesses.

     In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for all nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

3. Real Estate Investments

     The Company acquired two hotels during the first quarter of 2009. The Company also acquired land for the construction of a SpringHill Suites Hotel. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property. All dollar amounts are in thousands.

			Gross Purchase Price		Date of Purchase
Location	Brand	Manager		Rooms
Round Rock, TX	Hampton Inn	Vista	$11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Alexandria, VA	SpringHill Suites	Marriott	5,100	-	3/31/2009	(a)
Total			$28,200	188

(a)

The Company acquired the land for the construction of a SpringHill Suites hotel, which is expected to be completed over the next 18 months. Upon completion, the hotel will contain approximately 152 guest rooms and is planned to be managed by Marriott.

       The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $4.2 million of debt secured by the Round Rock, Texas hotel (see Note 4). The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $564,000, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG (see Note 5) and to pay approximately $250,000 in other acquisition related costs, including title, legal and other related costs. In accordance with SFAS 141R (see Note 2), the costs associated with acquiring existing businesses (the Round Rock, Texas and Panama City, Florida hotels) have been expensed and are included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2009.

       No goodwill was recorded in connection with any of the acquisitions.

     As of March 31, 2009, the Company owned 23 hotels, located in 11 states with an aggregate of 2,666 rooms and consisted of the following: six Hilton Garden Inn hotels, two Homewood Suites hotels, eight Hampton Inn hotels, three Courtyard hotels, three Residence Inn hotels and one Fairfield Inn hotel. At March 31, 2009, the Company’s investment in real estate consisted of the following (in thousands):

Land	$46,960
Building and Improvements	309,316
Furniture, Fixtures and Equipment	22,008
378,284
Less Accumulated Depreciation	(4,929)
Investment in real estate, net	$373,355

     As of March 31, 2009, the Company had outstanding contracts for the potential purchase of 17 additional hotels for a total purchase price of $304.9 million. Of these 17 hotels, 15 are under construction and should be completed over the next 12 to 18 months. The other two hotels are expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

			Deposits Paid	Gross Purchase Price
Location	Brand	Rooms
Hillsboro, OR	Embassy Suites	165	$100	$32,500	(b)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(b)
Clovis, CA	Hampton Inn & Suites	86	55	11,150	(b)
Clovis, CA	Homewood Suites	83	55	12,435	(b)
Dothan, AL	Hilton Garden Inn	104	5	11,601	(b)/(c)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(b)/(c)
Panama City, FL	TownePlace Suites	103	5	10,640	(b)/(c)
Johnson City, TN	Courtyard	90	5	9,880	(b)/(c)
Troy, AL	Courtyard	90	5	8,696	(b)/(c)
Houston, TX	Marriott	206	200	51,000	(b)/(c)
Austin, TX	Homewood Suites	97	400	17,700
Austin, TX	Hampton Inn	124	400	18,000
Orlando, FL	Fairfield Inn & Suites	200	500	(a)	(b)/(c)
Orlando, FL	SpringHill Suites	200	500	(a)	(b)/(c)
Baton Rouge, LA	SpringHill Suites	119	100	15,100	(b)
Rochester, MN	Hampton Inn & Suites	124	100	14,136	(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(b)
		2,108	$2,635	$304,938

(a)	These two hotels are covered by the same purchase contract with a purchase price of $54.8 million.
(b)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.
(c)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

     Two of the hotels under contract require the Company to assume approximately $15.1 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

     On January 21, 2009, the Company entered into a purchase contract for the potential purchase of approximately 500 acres of land to be used for natural gas production located on approximately 115 sites in Texas. The purchase contract is with a subsidiary of Chesapeake Energy Corporation. The total purchase price under the contract is approximately $150 million. The purchase contract also contemplates that at closing, the Company would enter into a long-term lease with a lessee that will use the land for natural gas production. A refundable deposit of $500,000 was paid by the Company in connection with this contract. On April 7, 2009, the Company completed the preliminary closing under this purchase and sales contract, as amended. Information pertaining to this closing is described in Note 8 below.

     As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid under contracts in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.

4. Notes Payable

     During the first quarter of 2009, the Company assumed approximately $4.2 million of debt secured by a first mortgage note on the Round Rock, Texas Hampton Inn hotel. During 2008, the Company assumed approximately $34.5 million of debt secured by first mortgage notes on three of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn hotel. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2009. All dollar amounts are in thousands.

		Interest Rate		Maturity Date	Principal Assumed	Outstanding balance as of March 31, 2009
Location	Brand
Lewisville, TX	Hilton Garden Inn	0.00	% (1)	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%		5/11/2017	13,966	13,890
Allen, TX	Hilton Garden Inn	5.37%		10/11/2015	10,787	10,714
Bristol, VA	Courtyard	6.59	% (1)	8/1/2016	9,767	9,726
Round Rock, TX	Hampton Inn	5.95%		5/1/2016	4,175	4,175
					$42,445	$42,255

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

5. Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $7.4 million since inception.

     The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management services to the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $460,000 and $16,000 for the three months ended March 31, 2009 and 2008, respectively.

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

6. Series B Convertible Preferred Stock

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

     Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2009, if a triggering event had occurred, expense would have ranged from $0 to $32.3 million (assumes $11 per unit fair market value).

7. Other Assets

     In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), a subsidiary of Apple REIT Six, Inc. for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The investment is included in other assets, net on the Company’s consolidated balance sheet.

8. Subsequent Events

     In April 2009, the Company declared and paid approximately $3.9 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

     During April 2009, the Company closed on the issuance of 3.9 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $42.7 million and proceeds net of selling and marketing costs of $38.4 million.

     On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land located on 113 sites in the Ft. Worth, Texas area. The purchase price for the land was approximately $147 million. The preliminary closing provides equitable title to the Company. The recorded fee simple title will be completed and conveyed to the Company by the final closing date, which is the earlier of November 30, 2009 or the completion of platting each of the 113 sites with the relevant governmental localities. Each of the 113 individual sites is between approximately two and eleven acres in size. Simultaneous with the preliminary closing, the Company entered into a ground lease for this land (the “Lease”). The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the “tenant”). Chesapeake Energy Corporation is a guarantor of the Lease. The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance. Currently, the tenant is using over 40% of the sites for natural gas production and anticipates using the remaining land for natural gas production. Under the Lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition.

     Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange. According to the Form 10-K filed with the Securities and Exchange Commission by Chesapeake Energy Corporation, they are the largest independent producer of natural gas in the United States with interests in over 41,000 producing, natural gas and oil wells. As of December 31, 2008, Chesapeake Energy Corporation had total assets of approximately $38.4 billion and assets net of liabilities of approximately $16.3 billion. For the year ending December 31, 2008, Chesapeake Energy Corporation had total revenue of $11.6 billion, net income of $723 million and cash flow from operations of $5.2 billion.

     On April 14, 2009, the Company closed on the purchase of two hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

		Gross Purchase Price (a)
Location	Brand		Rooms
Austin, TX	Homewood Suites	$17,700	97
Austin, TX	Hampton Inn	18,000	124
		$35,700	221

(a)	The Company assumed approximately $15.1 million of mortgage indebtedness, associated with these hotels. The loans provde for monthly payments of principal and interest on an amortized basis.

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

General

     The Company is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 23 hotels as of March 31, 2009 and has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. The Company purchased 21 hotels during 2008, and an additional two hotels were acquired during 2009. Accordingly, the results of operations include only the results of operations of the hotels for the periods owned. Exclusive of interest income, the Company had no operating revenues before its first hotel acquisition on July 31, 2008.

     Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels have not met expectations. Although there is no way to predict general economic conditions, many industry analysts believe the hotel industry will continue to see revenue declines as compared to prior year for the next several quarters. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results for the three months ended March 31, 2009.

	Three months ended March 31, 2009	Percent of Revenue
(in thousands, except statistical data)
Total revenues	$18,683	100%
Hotel direct expenses	11,186	60%
Taxes, insurance and other expense	1,345	7%
General and administrative expense	839	4%
Acquisition related costs	1,028
Depreciation	2,652
Interest expense, net	83

Number of hotels	23

ADR	$114
Occupancy	64%
RevPAR	$73

Hotels Owned

     As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the hotels the Company owned as of March 31, 2009. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Total			$364,299	2,666

     Of the Company’s 23 hotels owned at March 31, 2009, two were purchased during the first quarter of 2009. The total gross purchase price for these two hotels, with a total of 188 rooms, was $23.1 million. The Company also acquired during the first quarter of 2009, land for the planned construction of a SpringHill Suites hotel to be completed over the next 18 months. Upon completion, the hotel will contain approximately 152 guest rooms and will be managed by Marriott.

     The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $38.7 million of debt secured by four of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2009. All dollar amounts are in thousands.

						Outstanding balance as of March 31, 2009
Location	Brand	Interest Rate		Maturity Date	Principal Assumed
Lewisville, TX	Hilton Garden Inn	0.00	% (1)	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%		5/11/2017	13,966	13,890
Allen, TX	Hilton Garden Inn	5.37%		10/11/2015	10,787	10,714
Bristol, VA	Courtyard	6.59	% (1)	8/1/2016	9,767	9,726
Round Rock, TX	Hampton Inn	5.95%		5/1/2016	4,175	4,175
					$42,445	$42,255

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

     The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $7.4 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.

Results of Operations

     During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. The Company began operations on July 31, 2008 when it purchased its first hotel. During the remainder of 2008, the Company purchased an additional 20 hotel properties. With the purchase of an additional two hotels in 2009, the Company owned 23 hotels as of March 31, 2009. As a result, a comparison of operating results for the three months ended March 31, 2009 to prior year results is not meaningful.

     Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the past several quarters, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined. The Company expects this trend to continue and will not reverse course until general economic conditions improve. The Company’s hotels have shown results consistent with industry and brand averages for the short period of ownership. In its acquisition process, the Company anticipated a certain amount of decline in income from historical results; however, the significant decline in the overall United States economy has been greater than anticipated.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended March 31, 2009, the Company had total revenue of $18.7 million. These revenues reflect hotel operations for the 23 hotels acquired through March 31, 2009 for their respective periods of ownership by the Company. For the three months ended March 31, 2009, the hotels achieved combined average occupancy of approximately 64%, ADR of $114 and RevPAR of $73. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Expenses

     Hotel operating expenses for the three months ended March 31, 2009 represent the expenses related to the 23 hotels acquired through March 31, 2009 for their respective periods owned. Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2009, hotel operating expenses totaled $11.2 million or 60% of total revenue.

     Taxes, insurance, and other expenses for the three months ended March 31, 2009 were $1.3 million or 7% of total revenue.

     General and administrative expense for the three months ended March 31, 2009 was $839,000. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

     Acquisition related costs for the three months ended March 31, 2009 were $1.0 million. In accordance with Statement No. 141R, Business Combinations, the Company is required to expense as incurred all transaction costs associated with acquisitions of existing businesses that occur on or after January 1, 2009, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG, owned 100% by Glade M. Knight, Chairman and CEO of the Company. Also, included in acquisition related costs for the three months ended March 31, 2009 is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and were recorded as deferred costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008. For acquisitions that occurred prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

     Depreciation expense for the three months ended March 31, 2009 was $2.7 million. Depreciation expense represents expense of the Company’s 23 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

     Interest expense for the three months ended March 31, 2009 was $523,000. Interest expense primarily arose from debt assumed with the acquisition of five of the Company’s hotels. During the first quarter of 2009, the Company also recognized $440,000 in interest income, representing interest on excess cash invested in short-term money market instruments and certificates of deposit.

Related Party Transactions

     The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $7.4 million since inception.

     The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management services to the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $460,000 and $16,000 for the three months ended March 31, 2009 and 2008, respectively.

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

     In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), a subsidiary of Apple REIT Six, Inc. for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The investment is included in other assets, net on the Company’s consolidated balance sheet.

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

     Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2009, if a triggering event had occurred, expense would have ranged from $0 to $32.3 million (assumes $11 per unit fair market value).

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

     The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through March 31, 2009, an additional 43.4 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $428.7 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until April 25, 2010 unless the offering is extended, or terminated if all of the Units are sold before then.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first three months of 2009 totaled approximately $9.9 million and were paid at a monthly rate of $0.073334 per common share. For the same period the Company’s cash generated from operations was approximately $2.2 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. In May, 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2009, the Company held with various lenders $1.5 million in reserves for capital expenditures. The Company has eight major renovations scheduled for 2009. Total capital expenditures are anticipated to be approximately $15 million for 2009.

     As of March 31, 2009, the Company had outstanding contracts for the potential purchase of 17 additional hotels for a total purchase price of $304.9 million. Of these 17 hotels, 15 are under construction and should be completed over the next 12 to 18 months. The other two hotels are expected to close within the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

			Deposits Paid	Gross Purchase Price
Location	Brand	Rooms
Hillsboro, OR	Embassy Suites	165	$100	$32,500	(b)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(b)
Clovis, CA	Hampton Inn & Suites	86	55	11,150	(b)
Clovis, CA	Homewood Suites	83	55	12,435	(b)
Dothan, AL	Hilton Garden Inn	104	5	11,601	(b)/(c)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(b)/(c)
Panama City, FL	TownePlace Suites	103	5	10,640	(b)/(c)
Johnson City, TN	Courtyard	90	5	9,880	(b)/(c)
Troy, AL	Courtyard	90	5	8,696	(b)/(c)
Houston, TX	Marriott	206	200	51,000	(b)/(c)
Austin, TX	Homewood Suites	97	400	17,700
Austin, TX	Hampton Inn	124	400	18,000
Orlando, FL	Fairfield Inn & Suites	200	500	(a)	(b)/(c)
Orlando, FL	SpringHill Suites	200	500	(a)	(b)/(c)
Baton Rouge, LA	SpringHill Suites	119	100	15,100	(b)
Rochester, MN	Hampton Inn & Suites	124	100	14,136	(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(b)
		2,108	$2,635	$304,938

(a)	These two hotels are covered by the same purchase contract with a purchase price of $54.8 million.
(b)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.
(c)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

     Two of the hotels under contract require the Company to assume approximately $15.1 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

     On January 21, 2009, the Company entered into a purchase contract for the potential purchase of approximately 500 acres of land to be used for natural gas production located on approximately 115 sites in Texas. The purchase contract is with a subsidiary of Chesapeake Energy Corporation. The total purchase price under the contract is approximately $150 million. The purchase contract also contemplates that at closing, the Company would enter into a long-term lease with a lessee that will use the land for natural gas production. A refundable deposit of $500,000 was paid by the Company in connection with this contract. On April 7, 2009, the Company completed the preliminary closing under this purchase and sales contract, as amended. Information pertaining to this closing is described under the Subsequent Events section below.

     As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price for the outstanding contracts, net of debt assumed will be funded from the proceeds of the Company’s ongoing best-efforts offering of Units and cash on hand.

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

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company. SFAS 141R was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. During the three months ended March 31, 2009, the Company expensed $1.0 million in acquisition related costs. Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008. In accordance with SFAS 141R, these costs were expensed on January 1, 2009. The adoption of this standard has had a material impact on the Company’s financial position and results of operations and will continue to have a material impact on the Company’s consolidated financial statements as it acquires other operating businesses.

     In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for all nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

Subsequent Events

     In April 2009, the Company declared and paid approximately $3.9 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

     During April 2009, the Company closed on the issuance of 3.9 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $42.7 million and proceeds net of selling and marketing costs of $38.4 million.

     On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land located on 113 sites in the Ft. Worth, Texas area. The purchase price for the land was approximately $147 million. The preliminary closing provides equitable title to the Company. The recorded fee simple title will be completed and conveyed to the Company by the final closing date, which is the earlier of November 30, 2009 or the completion of platting each of the 113 sites with the relevant governmental localities. Each of the 113 individual sites is between approximately two and eleven acres in size. Simultaneous with the preliminary closing, the Company entered into a ground lease for this land (the “Lease”). The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the “tenant”). Chesapeake Energy Corporation is a guarantor of the Lease. The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance. Currently, the tenant is using over 40% of the sites for natural gas production and anticipates using the remaining land for natural gas production. Under the Lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition.

     Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange. According to the Form 10-K filed with the Securities and Exchange Commission by Chesapeake Energy Corporation, they are the largest independent producer of natural gas in the United States with interests in over 41,000 producing, natural gas and oil wells. As of December 31, 2008, Chesapeake Energy Corporation had total assets of approximately $38.4 billion and assets net of liabilities of approximately $16.3 billion. For the year ending December 31, 2008, Chesapeake Energy Corporation had total revenue of $11.6 billion, net income of $723 million and cash flow from operations of $5.2 billion.

     On April 14, 2009, the Company closed on the purchase of two hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

		Gross Purchase Price (a)
Location	Brand		Rooms
Austin, TX	Homewood Suites	$17,700	97
Austin, TX	Hampton Inn	18,000	124
		$35,700	221

(a)	The Company assumed approximately $15.1 million of mortgage indebtedness, associated with these hotels. The loans provde for monthly payments of principal and interest on an amortized basis.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at March 31, 2009, of $155.8 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.6 million, all other factors remaining the same.

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

PART II.     OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of March 31, 2009. All amounts in thousands, except per Unit data:

Units Registered:
	9,524	Units $10.50 per Unit	$100,000
	172,727	Units $11 per Unit	1,900,000
Totals:	182,251	Units	$2,000,000

Units Sold:
	9,524	Units $10.50 per Unit	$100,000
	43,446	Units $11 per Unit	477,909
Totals:	52,970	Units	577,909

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	57,791
2. Expenses of underwriters	-
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	-
4. Fees and expenses of third parties	1,397
Total Expenses of Issuance and Distribution of Common Shares	59,188
Net Proceeds to the Company	$518,721

1. Purchase of real estate (net of debt proceeds and repayment)	$330,089
2. Deposits and other costs associated with potential real estate acquisitions	3,464
3. Repayment of other indebtedness, including interest expense paid	1,077
4. Investment and working capital	175,462
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Nine Advisors, Inc.	1,241
b. Apple Suites Realty Group, Inc.	7,388
6. Fees and expenses of third parties	-
7. Other	-
Total of Application of Net Proceeds to the Company	$518,721

ITEM 6.     EXHIBITS

Exhibit Number
Description of Documents
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.70	First Amendment to Purchase and Sale Contract dated as of March 31, 2009 between Chesapeake Land Development Company, L.L.C. and Apple Nine Ventures, Inc. (Incorporated by reference to Exhibit 10.70 to registrant’s Post-effective Amendment No. 3 to Form S-11 (SEC File No. 333-147414 ) filed April 17, 2009)

10.71	Ground Lease Agreement dated as of April 7, 2009 between Chesapeake Operating, Inc., and Apple Nine Ventures Ownership, Inc. (Incorporated by reference to Exhibit 10.71 to registrant’s Post-effective Amendment No. 3 to Form S-11 (SEC File No. 333-147414 ) filed April 17, 2009)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 4, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 4, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)