Form 10-Q
period 2009-06-30
Apple REIT Nine, Inc.
filed 2009-08-07
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-53603

Apple REIT Nine, Inc.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia
23219
(Address of principal executive offices)	(Zip Code)

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

      Number of registrant’s common shares outstanding as of August 1, 2009: 71,661,075

APPLE REIT NINE, INC.
FORM 10-Q
INDEX

			Page Number

PART I. FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	3
		Consolidated Statements of Operations - Three and six months ended June 30, 2009 and 2008	4
		Consolidated Statements of Cash Flows – Three and six months ended June 30, 2009 and 2008	5
		Notes to Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
	Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
	Item 1.	Legal Proceedings (not applicable)
	Item 1A.	Risk Factors (not applicable)
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	Item 3.	Defaults Upon Senior Securities (not applicable)
	Item 4.	Submission of Matters to a Vote of Security Holders	34
	Item 5.	Other Information (not applicable)
	Item 6.	Exhibits	35
Signatures			36

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Apple REIT Nine, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

		December 31, 2008
	June 30, 2009
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $8,051 and $2,277, respectively	$581,042	$346,423
Cash and cash equivalents	88,355	75,193
Due from third party managers, net	3,774	1,775
Other assets, net	17,107	8,228
Total Assets	$690,278	$431,619

Liabilities
Notes payable	$58,750	$38,647
Accounts payable and accrued expenses	4,098	3,232
Total Liabilities	62,848	41,879

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 66,532,607 and 41,013,517 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 66,532,607 and 41,013,517 shares, respectively	652,876	400,569
Distributions greater than net income	(25,494)	(10,877)
Total Shareholders' Equity	627,430	389,740

Total Liabilities and Shareholders' Equity	$690,278	$431,619

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Revenues:
Room revenue	$19,195	$-	$35,832	$-
Other revenue	2,313	-	4,359	-
Total hotel revenue	21,508	-	40,191	-
Rental revenue	5,076	-	5,076	-
Total revenue	26,584	-	45,267	-

Expenses:
Operating expense	5,512	-	10,366	-
Hotel administrative expense	1,619	-	3,027	-
Sales and marketing	1,863	-	3,548	-
Utilities	945	-	1,813	-
Repair and maintenance	882	-	1,794	-
Franchise fees	904	-	1,692	-
Management fees	665	-	1,336	-
Taxes, insurance and other	1,686	-	3,031	-
General and administrative	1,059	94	1,898	111
Acquisition related costs	1,435	-	2,463	-
Depreciation expense	3,122	-	5,774	-
Total expenses	19,692	94	36,742	111

Operating income (loss)	6,892	(94)	8,525	(111)

Interest income (expense), net	(545)	388	(628)	385

Net income	$6,347	$294	$7,897	$274

Basic and diluted net income per common share	$0.11	$0.05	$0.15	$0.09

Weighted average common shares outstanding - basic and diluted	58,320	6,392	51,972	3,196

Distributions declared and paid per common share	$0.22	$0.07	$0.44	$0.07

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

     Apple REIT Nine, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,897	$274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,774	-
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	194	26
Straight-line rental income	(1,469)	-
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(1,951)	-
Increase in other assets, net	(1,605)	-
Increase in accounts payable and accrued expenses	2,252	4
Net cash provided by operating activities	11,092	304

Cash flows used in investing activities:
Cash paid for acquisitions	(221,494)	-
Deposits and other disbursements for potential acquisitions, net	269	(210)
Capital improvements	(2,261)	-
Increase in capital improvement reserves	(280)
Investment in other assets	(3,240)	-
Net cash used in investing activities	(227,006)	(210)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	252,201	163,509
Distributions paid to common shareholders	(22,514)	(893)
Payments of notes payable	(311)	-
Deferred financing costs	(300)	-
Payoff of the line of credit, net of borrowings	-	(151)
Net cash provided by financing activities	229,076	162,465

Increase in cash and cash equivalents	13,162	162,559

Cash and cash equivalents, beginning of period	75,193	20

Cash and cash equivalents, end of period	$88,355	$162,579

Non-cash transactions:
Notes payable assumed in acquisitions	$19,284	$-

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2009.

2. General Information and Summary of Significant Accounting Policies

Organization

     Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer (see Note 5 and 6). The Company began operations on July 31, 2008 when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes two segments, hotels and a ground lease. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

     The Company is raising capital through a best-efforts offering of its Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of June 30, 2009, the Company had sold 66.5 million Units for gross proceeds of $727.1 million and proceeds net of offering costs of $652.8 million. The Company will offer Units until April 25, 2010, unless the offering is extended, or terminated if all of the Units are sold before then.

Rental Income

     On April 7, 2009, the Company entered into a ground lease with a subsidiary of Chesapeake Energy Corporation, the largest independent producer of natural gas in the United States and guarantor of the lease (see Note 3). The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental income includes $1.5 million of adjustments necessary to record rent on the straight line basis for the three and six months ended June 30, 2009. Straight line rental receivable is included in other assets, net in the Company’s consolidated balance sheet and totaled $1.5 million as of June 30, 2009.

Earnings Per Common Share

     Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three and six months ended June 30, 2009 or 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company (see Note 5). SFAS 141R was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. During the six months ended June 30, 2009, the Company expensed $2.5 million in acquisition related costs. Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008. In accordance with SFAS 141R, these costs were expensed on January 1, 2009. The adoption of this standard has had a material impact on the Company’s financial position and results of operations and will continue to have a material impact on the Company’s consolidated financial statements as it acquires other operating businesses.

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

      In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, the FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

3. Real Estate Investments

Hotel Acquisitions

     The Company acquired six hotels during the first six months of 2009. The Company also acquired land for the construction of a SpringHill Suites Hotel. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property. All dollar amounts are in thousands.

			Gross Purchase Price		Date of Purchase
Location	Brand	Manager		Rooms
Round Rock, TX	Hampton Inn	Vista	$11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Alexandria, VA	SpringHill Suites	Marriott	5,100	-	3/31/2009	(a)
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009	(b)
Total			$84,197	603

(a)

The Company acquired the land for the construction of a SpringHill Suites hotel, which is expected to be completed over the next 18 months. Upon completion, the hotel will contain approximately 152 guest rooms and is expected to be managed by Marriott.

(b)	Purchase contract includes a provision for an additional $750,000 to be paid to the Seller if certain earnings targets are met over the 15 months subsequent to acquisition.

     The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $19.3 million of debt during the first half of 2009, associated with three of its hotel acquisitions (see Note 4). The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $1.7 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG (see Note 5) and to pay approximately $610,000 in other acquisition related costs, including title, legal and other related costs. In accordance with SFAS 141R (see Note 2), the costs associated with acquiring existing businesses have been expensed and are included in acquisition related costs in the Company’s consolidated statements of operations for the six months ended June 30, 2009.

       No goodwill was recorded in connection with any of the acquisitions.

     As of June 30, 2009, the Company owned 27 hotels, located in 12 states with an aggregate of 3,081 rooms and consisted of the following: seven Hilton Garden Inn hotels, three Homewood Suites hotels, nine Hampton Inn hotels, four Courtyard hotels, three Residence Inn hotels and one Fairfield Inn hotel.

Land Acquisition

     On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land located on 113 sites in the Ft. Worth, Texas area. The purchase price for the land was approximately $147 million. The preliminary closing provides equitable title to the Company. The recorded fee simple title will be completed and conveyed to the Company by the final closing date, which is the earlier of November 30, 2009 or the completion of platting each of the 113 sites with the relevant governmental localities. Each of the 113 individual sites is between approximately two and eleven acres in size. Simultaneous with the preliminary closing, the Company entered into a ground lease for this land (the “Lease”). The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the “Tenant”). Chesapeake Energy Corporation is a guarantor of the Lease. The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance. Currently, the Tenant is using over 40% of the sites for natural gas production and anticipates using the remaining land for natural gas production. Under the Lease, the Tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the Tenant is required to maintain the land in good condition. During the term of the Lease, the Tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the Lease and $1.9 million for the remainder of the Lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

     Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange. Chesapeake Energy Corporation is the largest independent producer of natural gas in the United States with interests in over 43,000 producing, natural gas and oil wells. See Note 9 for summarized financial information obtained from Chesapeake Energy Corporation’s June 30, 2009 Earnings Release on Form 8-K.

     The purchase price for the 417 acres of land was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $2.9 million; representing 2% of the gross purchase price, as a brokerage commission to ASRG (see Note 5). The Company capitalized the commission as well as other closing costs of $1.1 million as part of the acquisition cost of the land. The Company has preliminarily recorded the purchase price and associated costs to land on the Company’s consolidated balance sheets. The Company is in the process of obtaining an independent valuation of each site and will finalize its purchase price allocation upon completion of these valuations.

Total Real Estate Investments

At June 30, 2009, the Company’s investment in real estate consisted of the following (in thousands):

Land	$203,171
Building and Improvements	359,499
Furniture, Fixtures and Equipment	26,423
589,093
Less Accumulated Depreciation	(8,051)
Investment in real estate, net	$581,042

     As of June 30, 2009, the Company had outstanding contracts for the potential purchase of 14 additional hotels for a total purchase price of $267.4 million. All of these hotels are under construction and are expected to be completed over the next 12 to 18 months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

			Deposits Paid	Gross Purchase Price
Location	Brand	Rooms
Hillsboro, OR	Embassy Suites	165	$100	$32,500	(b)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(b)
Clovis, CA	Hampton Inn & Suites	86	55	11,150	(b)
Clovis, CA	Homewood Suites	83	55	12,435	(b)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(b)/(c)
Panama City, FL	TownePlace Suites	103	5	10,640	(b)/(c)
Johnson City, TN	Courtyard	90	5	9,880	(b)/(c)
Houston, TX	Marriott	206	200	51,000	(b)/(c)
Orlando, FL	Fairfield Inn & Suites	200	500	25,800	(a)/(b)/(c)
Orlando, FL	SpringHill Suites	200	500	29,000	(a)/(b)/(c)
Baton Rouge, LA	SpringHill Suites	119	100	15,100	(b)
Rochester, MN	Hampton Inn & Suites	124	100	14,136	(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(b)
Ft. Worth, TX	TownePlace Suites	140	100	18,460	(b)/(c)
		1,833	$1,925	$267,401

(a)	These two hotels are covered by the same purchase contract.
(b)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.
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

4. Notes Payable

     During the first six months of 2009, the Company assumed approximately $19.3 million of debt secured by first mortgage notes on three of its hotel properties (Round Rock, Texas Hampton Inn, Austin, Texas Homewood Suites and Austin, Texas Hampton Inn). During 2008, the Company assumed approximately $34.5 million of debt secured by first mortgage notes on three of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn hotel. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of June 30, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate		Maturity Date	Principal Assumed	Outstanding balance as of June 30, 2009
Lewisville, TX	Hilton Garden Inn	0.00	% (1)	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%		5/11/2017	13,966	13,846
Allen, TX	Hilton Garden Inn	5.37%		10/11/2015	10,787	10,672
Bristol, VA	Courtyard	6.59	% (1)	8/1/2016	9,767	9,698
Round Rock, TX	Hampton Inn	5.95%		5/1/2016	4,175	4,154
Austin, TX	Homewood Suites	5.99	% (1)	3/1/2016	7,556	7,529
Austin, TX	Hampton Inn	5.95	% (1)	3/1/2016	7,553	7,527
					$57,554	$57,176

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

     The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $58.8 million and $57.0 million. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $38.6 million and $40.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5. Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $11.5 million since inception.

     The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management services to the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $956,000 and $49,000 for the six months ended June 30, 2009 and 2008, respectively.

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

     Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through June 30, 2009, if a triggering event had occurred, expense would have ranged from $0 to $44.9 million (assumes $11 per unit fair market value).

7. Other Assets

     In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), a subsidiary of Apple REIT Six, Inc. for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The investment is included in other assets, net in the Company’s consolidated balance sheet.

8. Segment Reporting

     The Company has two reportable segments: hotel investments and land leased under a long-term triple-net lease. The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. During the second quarter of 2009, the Company closed on the acquisition of 417 acres of land located on 113 sites in the Ft. Worth area and simultaneously entered into a long-term ground lease with a tenant that will use the land for natural gas production. Prior to this acquisition, the Company’s only reportable segment was hotel investments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and six months ending June 30, 2009. Dollar amounts are in thousands.

	For the three months ended June 30, 2009
	Hotels	Ground Lease	Corporate	Consolidated
Total revenue	$21,508	$5,076	$-	$26,584
Operating expenses	14,050	26	-	14,076
Acquisition related costs	1,435	-	-	1,435
Depreciation expense	3,122	-	-	3,122
General and administrative	-	-	1,059	1,059
Operating income	2,901	5,050	(1,059)	6,892
Interest income	-	-	148	148
Interest expense	(693)	-	-	(693)
Net income/(loss)	$2,208	$5,050	$(911)	$6,347

	For the six months ended June 30, 2009
	Hotels	Ground Lease	Corporate	Consolidated
Total revenue	$40,191	$5,076	$-	$45,267
Operating expenses	26,581	26	-	26,607
Acquisition related costs	2,463	-	-	2,463
Depreciation expense	5,774	-	-	5,774
General and administrative	-	-	1,898	1,898
Operating income	5,373	5,050	(1,898)	8,525
Interest income	-	-	588	588
Interest expense	(1,216)	-	-	(1,216)
Net income/(loss)	$4,157	$5,050	$(1,310)	$7,897

Total assets as of June 30, 2009	$442,904	$152,717	$94,657	$690,278

9. Significant Tenant

     Chesapeake Energy Corporation leases properties with carrying values that represent more than 20% of the Company’s total assets, at cost, as of June 30, 2009. The following table presents summary financial information for Chesapeake Energy Corporation as of June 30, 2009 and December 31, 2008, and for the three months and six months ended June 30, 2009 and 2008, as reported in its June 30, 2009 Earnings Release on Form 8-K furnished with the Securities and Exchange Commission (the “SEC”).

Chesapeake Energy Corporation
Selected Financial Data
(In millions)

Consolidated Balance Sheet Data:

	June 30, 2009	December 31, 2008
Current assets	$2,948	$4,292
Noncurrent assets	27,521	34,301
Current liabilities	2,974	3,621
Noncurrent liabilities	15,493	17,955
Stockholder's equity	12,002	17,017

Consolidated Statements of Income Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenues	$1,673	$(455)	$3,668	$1,156
Total operating costs	1,249	2,078	12,297	3,792
Operating income (loss)	424	(2,533)	(8,629)	(2,636)
Net income (loss)	243	(1,592)	(5,498)	(1,722)

Consolidated Statements of Cash Flows Data:

	Six Months Ended June 30,
	2009	2008
Cash provided by operating activities	$1,998	$2,798
Cash used in investing activities	(3,465)	(6,373)
Cash provided by financing activities	272	3,574
Net increase (decrease) in cash and cash equivalents	(1,195)	(1)
Cash and cash equivalents, beginning of period	1,749	1
Cash and cash equivalents, end of period	554	-

     The summary financial information of Chesapeake Energy Corporation is presented to comply with applicable accounting regulations of the SEC. References in these financials statements to the financial statements furnished with the SEC for Chesapeake Energy Corporation are included as textual references only, and the information in Chesapeake Energy Corporation’s filing is not incorporated by reference into these financial statements.

10. Subsequent Events

     The Company has disclosed the following subsequent events in accordance with SFAS 165. Subsequent events have been evaluated through August 7, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

     In July 2009, the Company declared and paid approximately $4.9 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

     During July 2009, the Company closed on the issuance of 5.2 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $57.7 million and proceeds net of selling and marketing costs of $52.0 million.

     In July 2009, the Company redeemed 120,000 Units in the amount of $1.3 million under its Unit Redemption Program.

     In July 2009, the Company closed on the purchase of four hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

		Gross Purchase Price		Date of Purchase
Location	Brand		Rooms
Orlando, FL	Fairfield Inn & Suites	$25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	14,136	124	8/3/2009
		$80,086	610

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

General

     The Company is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income. As of June 30, 2009, the Company owned 27 hotels (21 of which were purchased during 2008 and six which were acquired during the first six months of 2009). Also, in April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation’s largest producers of natural gas. Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

     Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels have not met expectations. Although there is no way to predict general economic conditions, many industry analysts believe the hotel industry will continue to see revenue declines as compared to prior year for the next several quarters. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and property taxes and insurance.

Hotels Owned

     As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the hotels the Company owned as of June 30, 2009. All dollar amounts are in thousands.

			Gross Purchase Price		Date of Purchase
Location	Brand	Manager		Rooms
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009
Total			$420,296	3,081

     Of the Company’s 27 hotels owned at June 30, 2009, six were purchased during the first six months of 2009. The total gross purchase price for these six hotels, with a total of 603 rooms, was $79.1 million. The Company also acquired during the first six months of 2009, land for the planned construction of a SpringHill Suites hotel to be completed over the next 18 months. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott.

     The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $53.8 million of debt secured by six of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of June 30, 2009. All dollar amounts are in thousands.

		Interest Rate		Maturity Date	Principal Assumed	Outstanding balance as of June 30, 2009
Location	Brand
Lewisville, TX	Hilton Garden Inn	0.00	% (1)	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%		5/11/2017	13,966	13,846
Allen, TX	Hilton Garden Inn	5.37%		10/11/2015	10,787	10,672
Bristol, VA	Courtyard	6.59	% (1)	8/1/2016	9,767	9,698
Round Rock, TX	Hampton Inn	5.95%		5/1/2016	4,175	4,154
Austin, TX	Homewood Suites	5.99	% (1)	3/1/2016	7,556	7,529
Austin, TX	Hampton Inn	5.95	% (1)	3/1/2016	7,553	7,527
					$57,554	$57,176

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

     The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $8.5 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.

Land Acquisition and Lease

     On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land located on 113 sites in the Ft. Worth, Texas area. The purchase price for the land was approximately $147 million. The preliminary closing provides equitable title to the Company. The recorded fee simple title will be completed and conveyed to the Company by the final closing date, which is the earlier of November 30, 2009 or the completion of platting each of the 113 sites with the relevant governmental localities. Each of the 113 individual sites is between approximately two and eleven acres in size. Simultaneous with the preliminary closing, the Company entered into a ground lease for this land (the “Lease”). The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the “Tenant”). Chesapeake Energy Corporation is a guarantor of the Lease. The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance. Currently, the Tenant is using over 40% of the sites for natural gas production and anticipates using the remaining land for natural gas production. Under the Lease, the Tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the Tenant is required to maintain the land in good condition. During the term of the Lease, the Tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the Lease and $1.9 million for the remainder of the Lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

     The purchase price for the 417 acres of land was funded primarily by the Company’s ongoing best-efforts offering of Units. The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The Company capitalized the commission as well as other closing costs of $1.1 million as part of the acquisition cost of the land. The Company has preliminarily recorded the purchase price and associated costs to land on the Company’s consolidated balance sheets. The Company is in the process of obtaining an independent valuation of each site and will finalize its purchase price allocation upon completion of these valuations.

Results of Operations

     The following is a summary of Company’s consolidated financial results for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009

(in thousands)
Revenues:
Hotel revenue	$21,508	$40,191
Rental revenue	5,076	5,076

Expenses:
Hotel direct expenses	12,390	23,576
Taxes, insurance and other expense	1,686	3,031
General and administrative expenses	1,059	1,898
Acquisition related costs	1,435	2,463
Depreciation	3,122	5,774

Interest income (expense), net	(545)	(628)

     During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. The Company began operations on July 31, 2008 when it purchased its first hotel. During the remainder of 2008, the Company purchased an additional 20 hotel properties. With the purchase of an additional six hotels in 2009, the Company owned 27 hotels as of June 30, 2009. In April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation’s largest producers of natural gas. Due to the Company’s limited operating history, a comparison of operating results for the three and six months ended June 30, 2009 to prior year results is not meaningful.

Hotel Performance

     The following is summary of the operating results of the 27 hotels acquired through June 30, 2009 and their respective periods of ownership by the Company:

	Three months ended June 30, 2009	% of Hotel Revenue	Six months ended June 30, 2009	% of Hotel Revenue

(in thousands)
Hotel Revenue:
Room revenue	$19,195		$35,832
Other revenue	2,313		4,359
	21,508		40,191

Hotel Operating Expenses:
Hotel direct expenses	12,390	58%	23,576	59%
Taxes, insurance and other expense	1,660	8%	3,005	7%
	14,050		26,581

Hotel Operating Statistics:
Number of hotels	27		27
ADR	$108		$111
Occupancy	67%		66%
RevPAR	$72		$73

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

Revenues

     The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three and six months ended June 30, 2009, the Company had hotel revenue of $21.5 million and $40.2 million. This revenue reflects hotel operations for the 27 hotels acquired through June 30, 2009 for their respective periods of ownership by the Company. For the three months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 67%, ADR of $108 and RevPAR of $72. For the six months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 66%, ADR of $111 and RevPAR of $73. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

     The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009. As noted above, during April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation’s largest producers of natural gas. Rental payments are fixed and have determinable rent increases during the initial lease term. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental income for the three and six months ended June 30, 2009 was $5.1 million, and includes $1.5 million of adjustments necessary to record rent on the straight line basis.

Expenses

     Hotel operating expenses relate to the 27 hotels acquired through June 30, 2009 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2009, hotel operating expenses totaled $12.4 million or 58% of hotel revenue. For the six months ended June 30, 2009, hotel operating expenses totaled $23.6 million or 59% of hotel revenue.

     Taxes, insurance, and other expense for the three and six months ended June 30, 2009 totaled $1.7 million and $3.0 million.

     General and administrative expense for the three and six months ended June 30, 2009 was $1.1 million and $1.9 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

     Acquisition related costs for the three and six months ended June 30, 2009 were $1.4 million and $2.5 million. In accordance with Statement No. 141R, Business Combinations, the Company is required to expense as incurred all transaction costs associated with acquisitions of existing businesses that occur on or after January 1, 2009, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG, owned 100% by Glade M. Knight, Chairman and CEO of the Company. Also, included in acquisition related costs for the six months ended June 30, 2009 is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and were recorded as deferred costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008. For acquisitions that occurred prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

     Depreciation expense for the three and six months ended June 30, 2009 was $3.1 million and $5.8 million. Depreciation expense represents expense of the Company’s 27 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

     Interest expense for the three and six months ended June 30, 2009 was $693,000 and $1.2 million. Interest expense primarily arose from debt assumed with the acquisition of seven of the Company’s hotels (four loan assumptions during 2008 and three in 2009). During the three and six months ended June 30, 2009, the Company also recognized $148,000 and $588,000 in interest income, representing interest on excess cash invested in short-term money market instruments and certificates of deposit.

Related Party Transactions

     The Company has significant transactions with related parties. These transactions cannot be construed to be at arms length and the results of the Company’s operations may be different than if conducted with non-related parties.

     The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $11.5 million since inception.

     The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management services to the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $956,000 and $49,000 for the six months ended June 30, 2009 and 2008, respectively.

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

     In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), a subsidiary of Apple REIT Six, Inc. for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The investment is included in other assets, net in the Company’s consolidated balance sheet.

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

     Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through June 30, 2009, if a triggering event had occurred, expense would have ranged from $0 to $44.9 million (assumes $11 per unit fair market value).

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

     The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through June 30, 2009, an additional 57 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $562.8 million. The Company is continuing its offering at $11.00 per Unit. The Company will offer Units until April 25, 2010 unless the offering is extended, or terminated if all of the Units are sold before then.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first six months of 2009 totaled approximately $22.5 million of which $14.2 million was used to purchase additional Units under the Company’s best efforts offering. The distributions were paid at a monthly rate of $0.073334 per common share. For the same period the Company’s cash generated from operations was approximately $11.1 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. In May, 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2009, the Company held with various lenders $5.8 million in reserves for capital expenditures. The Company has 11 major renovations scheduled for 2009. Total capital expenditures are anticipated to be approximately $20 million for 2009.

     As of June 30, 2009, the Company had outstanding contracts for the potential purchase of 14 additional hotels for a total purchase price of $267.4 million. All of these hotels are under construction and are expected to be completed over the next 12 to 18 months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

			Deposits Paid	Gross Purchase Price
Location	Brand	Rooms
Hillsboro, OR	Embassy Suites	165	$100	$32,500	(b)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(b)
Clovis, CA	Hampton Inn & Suites	86	55	11,150	(b)
Clovis, CA	Homewood Suites	83	55	12,435	(b)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(b)/(c)
Panama City, FL	TownePlace Suites	103	5	10,640	(b)/(c)
Johnson City, TN	Courtyard	90	5	9,880	(b)/(c)
Houston, TX	Marriott	206	200	51,000	(b)/(c)
Orlando, FL	Fairfield Inn & Suites	200	500	25,800	(a)/(b)/(c)
Orlando, FL	SpringHill Suites	200	500	29,000	(a)/(b)/(c)
Baton Rouge, LA	SpringHill Suites	119	100	15,100	(b)
Rochester, MN	Hampton Inn & Suites	124	100	14,136	(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(b)
Ft. Worth, TX	TownePlace Suites	140	100	18,460	(b)/(c)
		1,833	$1,925	$267,401

(a)	These two hotels are covered by the same purchase contract.
(b)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.
(c)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

     As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price for the outstanding contracts will be funded from the proceeds of the Company’s ongoing best-efforts offering of Units and cash on hand.

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

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company (see Note 5). SFAS 141R was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. During the six months ended June 30, 2009, the Company expensed $2.5 million in acquisition related costs. Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008. In accordance with SFAS 141R, these costs were expensed on January 1, 2009. The adoption of this standard has had a material impact on the Company’s financial position and results of operations and will continue to have a material impact on the Company’s consolidated financial statements as it acquires other operating businesses.

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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

      In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, the FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

     In July 2009, the Company declared and paid approximately $4.9 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

     During July 2009, the Company closed on the issuance of 5.2 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $57.7 million and proceeds net of selling and marketing costs of $52.0 million.

     In July 2009, the Company redeemed 120,000 Units in the amount of $1.3 million under its Unit Redemption Program.

     In July 2009, the Company closed on the purchase of four hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

		Gross Purchase Price		Date of Purchase
Location	Brand		Rooms
Orlando, FL	Fairfield Inn & Suites	$25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	14,136	124	8/3/2009
		$80,086	610

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at June 30, 2009, of $88.4 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $884,000, all other factors remaining the same.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of June 30, 2009. All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units $10.50 per Unit	$100,000
	172,727	Units $11 per Unit	1,900,000
Totals:	182,251	Units	$2,000,000

Units Sold:

	9,524	Units $10.50 per Unit	$100,000
	57,009	Units $11 per Unit	627,097
Totals:	66,533	Units	727,097

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission	72,710
2.	Expenses of underwriters	-
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	-
4.	Fees and expenses of third parties	1,603
Total Expenses of Issuance and Distribution of Common Shares		74,313
Net Proceeds to the Company		$652,784

1.	Purchase of real estate (net of debt proceeds and repayment)	$522,675
2.	Deposits and other costs associated with potential real estate acquisitions	2,080
3.	Repayment of other indebtedness, including interest expense paid	1,988
4.	Investment and working capital	112,852
5.	Fees to the following (all affiliates of officers of the Company):
	a. Apple Nine Advisors, Inc.	1,737
	b. Apple Suites Realty Group, Inc.	11,452
6.	Fees and expenses of third parties	-
7.	Other	-
Total of Application of Net Proceeds to the Company		$652,784

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2009, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The nominees to the Company’s Board of Directors were Lisa B. Kern and Bruce H. Matson, who were current directors of the Company. Mrs. Kern and Mr. Matson were nominated for additional three-year terms on the Board of Directors. The election was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 52,938,916. The voting results were as follows:

Nominee	Votes For	Votes Withheld/against
Lisa B. Kern	52,633,528	305,388
Bruce H. Matson	52,591,828	347,088

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Robert M. Wily and Michael S. Waters.

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

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 7, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 7, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)