Form 10-Q
period 2009-09-30
Apple REIT Nine, Inc.
filed 2009-11-04
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-53603

Apple REIT Nine, Inc.

 (Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of registrant’s common shares outstanding as of November 1, 2009: 86,760,954

APPLE REIT NINE, INC.

FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks.  The Hampton Inn®, Hampton Inn and Suites®, Homewood Suites® by Hilton, Embassy Suites Hotels® and Hilton Garden Inn® trademarks are the property of Hilton Worldwide or one or more of its affiliates.  The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott, SpringHill Suites® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apple REIT Nine, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $12,055 and $2,277, respectively	$686,620	$346,423
Cash and cash equivalents	114,934	75,193
Due from third party managers, net	3,203	1,775
Other assets, net	17,557	8,228
Total Assets	$822,314	$431,619

Liabilities
Notes payable	$58,998	$38,647
Accounts payable and accrued expenses	6,414	3,232
Total Liabilities	65,412	41,879

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 80,754,695 and 41,013,517 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 80,754,695 and 41,013,517 shares, respectively	793,395	400,569
Distributions greater than net income	(36,541)	(10,877)
Total Shareholders’ Equity	756,902	389,740

Total Liabilities and Shareholders’ Equity	$822,314	$431,619

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Room revenue	$20,420	$609	$56,252	$609
Other revenue	2,242	110	6,601	110
Total hotel revenue	22,662	719	62,853	719
Rental revenue	5,439	—	10,515	—
Total revenue	28,101	719	73,368	719

Expenses:
Operating expense	6,385	250	16,751	250
Hotel administrative expense	1,920	68	4,947	68
Sales and marketing	2,063	80	5,611	80
Utilities	1,283	47	3,096	47
Repair and maintenance	1,043	39	2,837	39
Franchise fees	894	30	2,586	30
Management fees	668	16	2,004	16
Taxes, insurance and other	1,498	20	4,529	20
General and administrative	937	394	2,835	505
Acquisition related costs	2,405	—	4,868	—
Depreciation expense	4,004	267	9,778	267
Total expenses	23,100	1,211	59,842	1,322

Operating income (loss)	5,001	(492)	13,526	(603)

Interest income (expense), net	(302)	1,480	(930)	1,865

Net income	$4,699	$988	$12,596	$1,262

Basic and diluted net income per common share	$0.06	$0.04	$0.21	$0.13

Weighted average common shares outstanding - basic and diluted	72,310	22,580	58,826	9,705

Distributions declared and paid per common share	$0.22	$0.22	$0.66	$0.29

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$12,596	$1,262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,778	267
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	179	26
Straight-line rental income	(3,043)	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(1,186)	(263)
Increase in other assets, net	(1,602)	(57)
Increase in accounts payable and accrued expenses	3,278	35
Net cash provided by operating activities	20,000	1,270

Cash flows used in investing activities:
Cash paid for acquisitions	(325,393)	(60,819)
Deposits and other disbursements for potential acquisitions, net	232	(3,287)
Capital improvements	(4,951)	—
Increase in capital improvement reserves	(539)	—
Investment in other assets	(3,240)	—
Net cash used in investing activities	(333,891)	(64,106)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	393,972	264,678
Redeemptions of common stock	(1,254)	—
Distributions paid to common shareholders	(38,260)	(5,681)
Payments of notes payable	(526)	—
Deferred financing costs	(300)	—
Payoff of the line of credit, net of borrowings	—	(151)
Net cash provided by financing activities	353,632	258,846

Increase in cash and cash equivalents	39,741	196,010

Cash and cash equivalents, beginning of period	75,193	20

Cash and cash equivalents, end of period	$114,934	$196,030

Non-cash transactions:
Notes payable assumed in acquisitions	$19,284	$—

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements included in its 2008 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2009.

2.  General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States.  Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.  The Company began operations on July 31, 2008 when it purchased its first hotel.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes two segments, hotels and a ground lease.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

The Company is raising capital through a best-efforts offering of its Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold.  Additionally, the Company has incurred other offering costs including legal, accounting and reporting services.  These offering costs are recorded by the Company as a reduction of shareholders’ equity.  Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense.  As of September 30, 2009, the Company had sold 80.9 million Units for gross proceeds of $884.9 million and proceeds net of offering costs of $794.6 million.  The Company will offer Units until April 25, 2010, unless the offering is extended, or terminated if all of the Units are sold before then.

Rental Income

On April 7, 2009, the Company entered into a ground lease with a subsidiary of Chesapeake Energy Corporation, the largest independent producer of natural gas in the United States and guarantor of the lease.  The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant.  Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period.  Rental payments are required to be made monthly in advance.  Under the lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition.  The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease.  Rental income includes $1.6 million and $3.0 million of adjustments necessary to record rent on the straight line basis for the three and nine months ended September 30, 2009, respectively.  Straight line rental receivable is included in other assets, net in the Company’s consolidated balance sheet and totaled $3.0 million as of September 30, 2009.

Earnings Per Common Share

Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three and nine months ended September 30, 2009 or 2008.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued a pronouncement which amends its guidance for business combinations by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  A significant change included in the new pronouncement is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses.  Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company.  This pronouncement was effective January 1, 2009.  For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.  During the nine months ended September 30, 2009, the Company expensed $4.9 million in acquisition related costs.  Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008.  These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008.  In accordance with this pronouncement, these costs were expensed on January 1, 2009.  The adoption of this standard has had a material impact on the Company’s financial position and results of operations and will continue to have a material impact on the Company’s consolidated financial statements as it acquires other operating businesses.

3.  Real Estate Investments

Hotel Acquisitions

The Company acquired 12 hotels during the first nine months of 2009.  The Company also acquired land for the construction of a SpringHill Suites Hotel.  The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property.   All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Round Rock, TX	Hampton Inn	Vista	$11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Alexandria, VA	SpringHill Suites	Marriott	5,100	—	3/31/2009	(a)
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009	(b)
Orlando, FL	Fairfield Inn & Suites	Marriott	25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	Marriott	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	Dimension	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	White	14,136	124	8/3/2009
Johnson City, TN	Courtyard	LBA	9,880	90	9/25/2009
Baton Rouge, LA	SpringHill Suites	Dimension	15,100	119	9/25/2009
Total			$189,263	1,422

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

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units.  The Company assumed approximately $19.3 million of debt during the first nine months of 2009, associated with three of its hotel acquisitions.  The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.  The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $3.8 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG and to pay approximately $970,000 in other acquisition related costs, including title, legal and other related costs.  The aforementioned costs associated with acquiring existing businesses have been expensed and are included in acquisition related costs in the Company’s consolidated statements of operations for the nine months ended September 30, 2009.

No goodwill was recorded in connection with any of the acquisitions.

As of September 30, 2009, the Company owned 33 hotels, located in 14 states with an aggregate of 3,900 rooms and consisted of the following:  seven Hilton Garden Inn hotels, three Homewood Suites hotels, 11 Hampton Inn hotels, five Courtyard hotels, three Residence Inn hotels, two SpringHill Suites hotels and two Fairfield Inn hotels.

Land Acquisition

On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land located on 113 sites in the Ft. Worth, Texas area.  The purchase price for the land was approximately $147 million.  The preliminary closing provides equitable title to the Company.  The recorded fee simple title will be completed and conveyed to the Company by the final closing date, which is the earlier of November 30, 2009 or the completion of platting each of the 113 sites with the relevant governmental localities.  Each of the 113 individual sites is between approximately two and eleven acres in size.  Simultaneous with the preliminary closing, the Company entered into a ground lease for this land (the “Lease”).  The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the “Tenant”).    Chesapeake Energy Corporation is a guarantor of the Lease.  The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance.  Currently, the Tenant is using approximately 70% of the sites for natural gas production and anticipates using the remaining land for natural gas production. Under the Lease, the Tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the Tenant is required to maintain the land in good condition.  During the term of the Lease, the Tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the Lease and $1.9 million for the remainder of the Lease.  For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange.  Chesapeake Energy Corporation is the largest independent producer of natural gas in the United States with interests in over 43,000 producing, natural gas and oil wells.

The purchase price for the 417 acres of land was funded primarily by the Company’s ongoing best-efforts offering of Units.  The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $2.9 million; representing 2% of the gross purchase price, as a brokerage commission to ASRG.  The Company capitalized the commission as well as other closing costs of $1.1 million as part of the acquisition cost of the land.  The Company has preliminarily recorded the purchase price and associated costs to land on the Company’s consolidated balance sheets.  The Company is in the process of obtaining an independent valuation of each site and the Lease and will finalize its purchase price allocation upon completion of these valuations.

Total Real Estate Investments

At September 30, 2009, the Company’s investment in real estate consisted of the following (in thousands):

Land	$214,126
Building and Improvements	448,039
Furniture, Fixtures and Equipment	36,510
698,675
Less Accumulated Depreciation	(12,055)
Investment in real estate, net	$686,620

As of September 30, 2009, the Company had outstanding contracts for the potential purchase of eight additional hotels for a total purchase price of $162.3 million.  All of these hotels are under construction and are expected to be completed over the next 12 to 18 months.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts.  All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Hillsboro, OR	Embassy Suites	165	$100	$32,500	(a)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(a)
Clovis, CA	Homewood Suites	83	55	12,435	(a)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(a)/(b)
Panama City, FL	TownePlace Suites	103	5	10,640	(a)/(b)
Houston, TX	Marriott	206	200	51,000	(a)/(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(a)
Ft. Worth, TX	TownePlace Suites	140	100	18,460	(a)/(b)
		1,014	$665	$162,335

(a)          The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.

(b)         If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract.  As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid under contracts in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.

4.  Notes Payable

During the first nine months of 2009, the Company assumed approximately $19.3 million of debt secured by first mortgage notes on three of its hotel properties (Round Rock, Texas Hampton Inn, Austin, Texas Homewood Suites and Austin, Texas Hampton Inn).  During 2008, the Company assumed approximately $34.5 million of debt secured by first mortgage notes on three of its hotel properties.  In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn hotel.  The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of September 30, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Maturity Date	Principal Assumed	Outstanding balance as of September 30, 2009

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,801
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,630
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,670
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,132
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,490
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,487
				$57,554	$56,960

(1)                   At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies.  Credit spreads take into consideration general market conditions and maturity.  As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt was $59.0 million and $58.2 million.  As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $38.6 million and $40.4 million.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of September 30, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $13.6 million since inception.

The Company is party to an advisory agreement with A9A to provide management services to the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company.  The Company will reimburse A9A for the cost of the services provided by AR6.  A9A will in turn reimburse AR6.  Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1,490,000 and $271,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

6.  Shareholder’s Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the nine months ended September 30, 2009, the Company redeemed approximately 120,000 Units in the amount of $1.3 million under the program.

7.  Series B Convertible Preferred Stock

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value).  Based on equity raised through September 30, 2009, if a triggering event had occurred, expense would have ranged from $0 to $51.2 million (assumes $11 per unit fair market value) and approximately 4.7 million common shares would have been issued.

8.  Other Assets

In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The investment is included in other assets, net in the Company’s consolidated balance sheet.

9.  Segment Reporting

The Company has two reportable segments:  hotel investments and land leased under a long-term triple-net lease.  The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income.  The Company separately evaluates the performance of each of its hotel properties.  However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment.  During the second quarter of 2009, the Company closed on the acquisition of 417 acres of land located on 113 sites in the Ft. Worth area and simultaneously entered into a long-term ground lease with a tenant that will use the land for natural gas production.  Prior to this acquisition, the Company’s only reportable segment was hotel investments.  The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense.  The following table summarizes the results of operations and assets for each segment for the three and nine months ending September 30, 2009.  Dollar amounts are in thousands.

	For the three months ended September 30, 2009
	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$22,662	$5,439	$—	$28,101
Operating expenses	15,728	26	—	15,754
Acquisition related costs	2,405	—	—	2,405
Depreciation expense	4,004	—	—	4,004
General and administrative	—	—	937	937
Operating income	525	5,413	(937)	5,001
Interest income	—	—	248	248
Interest expense	(550)	—	—	(550)
Net income/(loss)	$(25)	$5,413	$(689)	$4,699

	For the nine months ended September 30, 2009
	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$62,853	$10,515	$—	$73,368
Operating expenses	42,308	53	—	42,361
Acquisition related costs	4,868	—	—	4,868
Depreciation expense	9,778	—	—	9,778
General and administrative	—	—	2,835	2,835
Operating income	5,899	10,462	(2,835)	13,526
Interest income	—	—	836	836
Interest expense	(1,766)	—	—	(1,766)
Net income/(loss)	$4,133	$10,462	$(1,999)	$12,596

Total assets as of September 30, 2009	$548,524	$154,309	$119,481	$822,314

10.  Significant Tenant

Chesapeake Energy Corporation leases properties with carrying values that represent nearly 20% of the Company’s total assets, at cost, as of September 30, 2009.  The following table presents summary financial information for Chesapeake Energy Corporation as of September 30, 2009 and December 31, 2008, and for the three months and nine months ended September 30, 2009 and 2008, as reported in its September 30, 2009 Earnings Release on Form 8-K furnished with the Securities and Exchange Commission (the “SEC”).

Chesapeake Energy Corporation

Selected Financial Data

(In millions)

Consolidated Balance Sheet Data:

	September 30, 2009	December 31, 2008

Current assets	$2,508	$4,292
Noncurrent assets	27,211	34,301
Current liabilities	2,514	3,621
Noncurrent liabilities	14,376	17,955
Total equity	12,829	17,017

Consolidated Statements of Income Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$1,811	$7,491	$5,480	$8,648
Total operating costs	1,414	2,013	13,712	5,806
Operating income (loss)	397	5,478	(8,232)	2,842
Net income (loss)	192	3,322	(5,306)	1,600

Consolidated Statements of Cash Flows Data:

	Nine Months Ended
	September 30,
	2009	2008
Cash provided by operating activities	$3,131	$4,387
Cash used in investing activities	(3,654)	(8,283)
Cash (used in) provided by financing activities	(706)	5,859
Net increase (decrease) in cash and cash equivalents	(1,229)	1,963
Cash and cash equivalents, beginning of period	1,749	1
Cash and cash equivalents, end of period	520	1,964

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

11.  Pro Forma Information (unaudited)

The following unaudited pro forma information for the three and nine months ended September 30, 2009 and 2008 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2007 had occurred on the latter of January 1, 2008 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenues	$28,101	$20,832	$76,177	$61,028
Net income	4,699	3,339	14,554	9,564
Net income per share - basic and diluted	$0.06	$0.10	$0.25	$0.31

The pro forma information reflects adjustments for actual revenues and expenses of the 33 hotels acquired during 2008 and 2009 for the respective period owned prior to acquisition by the Company.  Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses that occurred on or after January 1, 2009.

12.  Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

In October 2009, the Company declared and paid approximately $5.9 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During October 2009, the Company closed on the issuance of 6.1 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $67.5 million and proceeds net of selling and marketing costs of $60.8 million.

In October 2009, the Company redeemed 132,000 Units in the amount of $1.35 million under its Unit Redemption Program.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each.  The Company intends to use the land to build two nationally recognized brand hotels.  Under the terms of the lease the Company has a six month “Study Period” to determine the viability of the hotels.  The Company can terminate the lease for any reason during the Study Period, which ends on April 14, 2010. After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals.  If any of these conditions are not met the Company has the right to terminate the lease at any time.  Rent payments are not required until the Company decides to begin construction on the hotels.  Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index.  As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the real estate industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

General

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company, which has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States.  The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008.  Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income.  As of September 30, 2009, the Company owned 33 hotels (21 of which were purchased during 2008 and 12 which were acquired during the first nine months of 2009).  Also, in April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation’s largest producers of natural gas.  Accordingly, the results of operations include only results from the date of ownership of the properties.

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

Hotels Owned

As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property.  The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the 33 hotels the Company owned as of September 30, 2009.  All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009
Orlando, FL	Fairfield Inn & Suites	Marriott	25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	Marriott	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	Dimension	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	White	14,136	124	8/3/2009
Johnson City, TN	Courtyard	LBA	9,880	90	9/25/2009
Baton Rouge, LA	SpringHill Suites	Dimension	15,100	119	9/25/2009
Total			$525,362	3,900

Of the Company’s 33 hotels owned at September 30, 2009, 12 were purchased during the first nine months of 2009.  The total gross purchase price for these 12 hotels, with a total of 1,422 rooms, was $184.2 million.  The Company also acquired during the first nine months of 2009, land for the planned construction of a SpringHill Suites hotel to be completed over the next 18 months.  Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott.

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s ongoing best-efforts offering of Units.  The Company assumed approximately $53.8 million of debt secured by six of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties.  The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of September 30, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Maturity Date	Principal Assumed	Outstanding balance as of September 30, 2009

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,801
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,630
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,670
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,132
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,490
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,487
				$57,554	$56,960

(1)                  At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.  The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $10.6 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.

Land Acquisition and Lease

On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land located on 113 sites in the Ft. Worth, Texas area.  The purchase price for the land was approximately $147 million.  The preliminary closing provides equitable title to the Company.  The recorded fee simple title will be completed and conveyed to the Company by the final closing date, which is the earlier of November 30, 2009 or the completion of platting each of the 113 sites with the relevant governmental localities.  Each of the 113 individual sites is between approximately two and eleven acres in size.  Simultaneous with the preliminary closing, the Company entered into a ground lease for this land (the “Lease”).  The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the “Tenant”).    Chesapeake Energy Corporation is a guarantor of the Lease.  The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance.  Currently, the Tenant is using approximately 70% of the sites for natural gas production and anticipates using the remaining land for natural gas production. Under the Lease, the Tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the Tenant is required to maintain the land in good condition.  During the term of the Lease, the Tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the Lease and $1.9 million for the remainder of the Lease.  For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

The purchase price for the 417 acres of land was funded primarily by the Company’s ongoing best-efforts offering of Units.  The Company also used the proceeds of its ongoing best-efforts offering to pay approximately $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG.  The Company capitalized the commission as well as other closing costs of $1.1 million as part of the acquisition cost of the land.  The Company has preliminarily recorded the purchase price and associated costs to land on the Company’s consolidated balance sheets.  The Company is in the process of obtaining an independent valuation of each site and the Lease and will finalize its purchase price allocation upon completion of these valuations.

Results of Operations

The following is a summary of the Company’s consolidated financial results for the three and nine months ended September 30, 2009:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
(in thousands)	2009	2009

Revenues:
Hotel revenue	$22,662	$62,853
Rental revenue	5,439	10,515

Expenses:
Hotel direct expenses	14,256	37,832
Taxes, insurance and other expense	1,498	4,529
General and administrative expenses	937	2,835
Acquisition related costs	2,405	4,868
Depreciation	4,004	9,778

Interest expense, net	(302)	(930)

During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities.  During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit.  The Company began operations on July 31, 2008 when it purchased its first hotel.  During the remainder of 2008, the Company purchased an additional 20 hotel properties.  With the purchase of an additional 12 hotels in 2009, the Company owned 33 hotels as of September 30, 2009.  In April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation’s largest producers of natural gas.  Due to the Company’s limited operating history, a comparison of operating results for the three and nine months ended September 30, 2009 to prior year results is not meaningful.

Hotel Performance

The following is summary of the operating results of the 33 hotels acquired through September 30, 2009 and their respective periods of ownership by the Company:

	Three months		Nine months
	ended	% of	ended	% of
	September 30,	Hotel	September 30,	Hotel
(in thousands)	2009	Revenue	2009	Revenue

Hotel Revenue:
Room revenue	$20,420		$56,252
Other revenue	2,242		6,601
	22,662		62,853

Hotel Operating Expenses:
Hotel direct expenses	14,256	63%	37,832	60%
Taxes, insurance and other expense	1,472	6%	4,476	7%

Hotel Operating Statistics:
Number of hotels	33		33
ADR	$100		$107
Occupancy	62%		64%
RevPAR	$62		$68

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

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three and nine months ended September 30, 2009, the Company had hotel revenue of $22.7 million and $62.9 million.  This revenue reflects hotel operations for the 33 hotels acquired through September 30, 2009 for their respective periods of ownership by the Company.  For the three months ended September 30, 2009, the hotels achieved combined average occupancy of approximately 62%, ADR of $100 and RevPAR of $62.  For the nine months ended September 30, 2009, the hotels achieved combined average occupancy of approximately 64%, ADR of $107 and RevPAR of $68.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009.  As noted above, during April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation’s largest producers of natural gas.  Rental payments are fixed and have determinable rent increases during the initial lease term.  The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease.  Rental income for the three and nine months ended September 30, 2009 was $5.4 million and $10.5 million, and includes $1.6 million and $3.0 million of adjustments necessary to record rent on the straight line basis.

Expenses

Hotel operating expenses relate to the 33 hotels acquired through September 30, 2009 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

For the three months ended September 30, 2009, hotel operating expenses totaled $14.3 million or 63% of hotel revenue.  For the nine months ended September 30, 2009, hotel operating expenses totaled $37.8 million or 60% of hotel revenue.  All six of the hotels acquired during the three months ended September 30, 2009 and nine of the twelve acquired in 2009 are new hotels and as a result, hotel operating expenses as a percentage of hotel revenue for these hotels are higher than is expected once the properties have established themselves within their markets.

Taxes, insurance, and other expense for the three and nine months ended September 30, 2009 totaled $1.5 million and $4.5 million.

General and administrative expense for the three and nine months ended September 30, 2009 was $937,000 and $2.8 million.  The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Acquisition related costs for the three and nine months ended September 30, 2009 were $2.4 million and $4.9 million.  In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred all transaction costs associated with acquisitions of existing businesses that occur on or after January 1, 2009, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG, owned 100% by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Also, included in acquisition related costs for the nine months ended September 30, 2009 is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008.  These costs were incurred during 2008 and were recorded as deferred costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008.  For acquisitions that occurred prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

Depreciation expense for the three and nine months ended September 30, 2009 was $4.0 million and $9.8 million.  Depreciation expense represents expense of the Company’s 33 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

Interest expense for the three and nine months ended September 30, 2009 was $550,000 and $1.8 million.  Interest expense primarily arose from debt assumed with the acquisition of seven of the Company’s hotels (four loan assumptions during 2008 and three in 2009).  During the three and nine months ended September 30, 2009, the Company also recognized $248,000 and $836,000 in interest income, representing interest on excess cash invested in short-term money market instruments and certificates of deposit.

Related Party Transactions

The Company has significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of September 30, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $13.6 million since inception.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management services to the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company.  The Company will reimburse A9A for the cost of the services provided by AR6.  A9A will in turn reimburse AR6.  Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1,490,000 and $271,000 for the nine months ended September 30,

2009 and 2008, respectively.

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

In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The investment is included in other assets, net in the Company’s consolidated balance sheet.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value).  Based on equity raised through September 30, 2009, if a triggering event had occurred, expense would have ranged from $0 to $51.2 million (assumes $11 per unit fair market value) and approximately 4.7 million common shares would have been issued.

Liquidity and Capital Resources

The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008.  The Company’s principal source of liquidity is cash on hand, the proceeds of its on-going best-efforts offering and the cash flow generated from properties the Company has or will acquire and any short term investments.  In addition, the Company may borrow funds, subject to the approval of the Company’s board of directors.

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

The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through September 30, 2009, an additional 71.4 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $704.6 million.  The Company is continuing its offering at $11.00 per Unit.  The Company will offer Units until April 25, 2010 unless the offering is extended, or terminated if all of the Units are sold before then.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first nine months of 2009 totaled approximately $38.3 million of which approximately $24 million was used to purchase additional Units under the Company’s best-efforts offering.   Thus the net cash distributions were $14.3 million.  The distributions were paid at a monthly rate of $0.073334 per common share.  For the same period the Company’s net cash generated from operations was approximately $20 million, which exceeded the net cash distributions.  During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds.  The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes.  In May, 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions.  The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors.  The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid.  Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations.  Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2009, the Company held with various lenders $6.0 million in reserves for capital expenditures.  The Company has 11 major renovations scheduled for 2009 and into the first half of 2010.  Total capital expenditures are anticipated to be approximately $15 million for that period.

As of September 30, 2009, the Company had outstanding contracts for the potential purchase of eight additional hotels for a total purchase price of $162.3 million.  All of these hotels are under construction and are expected to be completed over the next 12 to 18 months.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts.  All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Hillsboro, OR	Embassy Suites	165	$100	$32,500	(a)
Hillsboro, OR	Hampton Inn & Suites	106	100	14,500	(a)
Clovis, CA	Homewood Suites	83	55	12,435	(a)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(a)/(b)
Panama City, FL	TownePlace Suites	103	5	10,640	(a)/(b)
Houston, TX	Marriott	206	200	51,000	(a)/(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(a)
Ft. Worth, TX	TownePlace Suites	140	100	18,460	(a)/(b)
		1,014	$665	$162,335

(a) The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.

(b) If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract.  As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

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

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the nine months ended September 30, 2009, the Company redeemed approximately 120,000 Units in the amount of $1.3 million under the program.

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued a pronouncement which amends its guidance for business combinations by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  A significant change included in the new pronouncement is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses.  Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company.  This pronouncement was effective January 1, 2009.  For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.  During the nine months ended September 30, 2009, the Company expensed $4.9 million in acquisition related costs.  Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008.  These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008.  In accordance with this pronouncement, these costs were expensed on January 1, 2009.  The adoption of this standard has had a material impact on the Company’s financial position and results of operations and will continue to have a material impact on the Company’s consolidated financial statements as it acquires other operating businesses.

Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

In October 2009, the Company declared and paid approximately $5.9 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During October 2009, the Company closed on the issuance of 6.1 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $67.5 million and proceeds net of selling and marketing costs of $60.8 million.

In October 2009, the Company redeemed 132,000 Units in the amount of $1.35 million under its Unit Redemption Program.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each.  The Company intends to use the land to build two nationally recognized brand hotels.  Under the terms of the lease the Company has a six month “Study Period” to determine the viability of the hotels.  The Company can terminate the lease for any reason during the Study Period, which ends on April 14, 2010.  After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals.  If any of these conditions are not met the Company has the right to terminate the lease at any time.  Rent payments are not required until the Company decides to begin construction on the hotels.  Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index.  As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of September 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations.  Based on the Company’s cash invested at September 30, 2009, of $115 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.1 million, all other factors remaining the same.

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

PART II.  OTHER INFORMATION

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Offering

The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of September 30, 2009.  All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units $10.50 per Unit	$100,000
	172,727	Units $11 per Unit	1,900,000
Totals:	182,251	Units	$2,000,000

Units Sold:

	9,524	Units $10.50 per Unit	$100,000
	71,351	Units $11 per Unit	784,864
Totals:	80,875	Units	884,864

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	88,486
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,819
Total Expenses of Issuance and Distribution of Common Shares	90,305
Net Proceeds to the Company	$794,559

1. Purchase of real estate (net of debt proceeds and repayment)	$626,574
2. Deposits and other costs associated with potential real estate acquisitions	808
3. Repayment of other indebtedness, including interest expense paid	3,013
4. Investment and working capital	148,339
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Nine Advisors, Inc.	2,271
b. Apple Suites Realty Group, Inc.	13,554
6. Fees and expenses of third parties	—
7. Other	—
Total of Application of Net Proceeds to the Company	$794,559

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of

Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  The following is a summary of redemptions during the third quarter of 2009.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2009	120,353	$10.42	120,353		(1)

(1)  The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

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

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 4, 2009
Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 4, 2009
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)