Form 10-K
period 2009-12-31
Apple REIT Nine, Inc.
filed 2010-03-05
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53603

APPLE REIT NINE, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	26-1379210
(State of Organization)	(I.R.S. Employer Identification Number)
814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         There is currently no established public market in which the Company's common shares are traded. Based upon the price that Apple REIT Nine, Inc.'s common equity last sold, which was $11, on June 30, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $731,859,000. The Company does not have any non-voting common equity.

         The number of common shares outstanding on March 1, 2010 was 108,913,211.

Documents Incorporated by Reference.

         The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 6, 2010.

APPLE REIT NINE, INC.

FORM 10-K

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

PART I

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Nine, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission and Item 1A.

Item 1.    Business

        The Company is a Virginia corporation that was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. ("A9A") and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company's Chairman and Chief Executive Officer. The Company's first investor closing under its on-going best-efforts offering occurred on May 14, 2008 and the Company began operations on July 31, 2008 when it purchased its first hotel.

        The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the "Lessee"), which lease all of the Company's hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Dimension Development Two, LLC ("Dimension"), Gateway Hospitality Group, Inc. ("Gateway"), LBAM-Investor Group, L.L.C. ("LBA"), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International ("Marriott"), MHH Management, LLC ("McKibbon"), Vista Host, Inc. ("Vista"), Texas Western Management Partners, L.P. ("Western") and White Lodging Services Corporation ("White") under separate hotel management agreements.

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

Website Access

        The address of the Company's Internet website is www.applereitnine.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

        The Company's primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. Although the Company's primary focus is hotels, the Company will pursue other advantageous buying opportunities for income producing real estate. The internal growth strategy includes utilizing the Company's asset management expertise to improve the quality of the Company's properties by, where cost effective, renovating existing properties, aggressively managing rates and partnering with industry leaders in property management and leading brands, thereby improving revenue and operating performance of each property in their individual market. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned acquisitions and strong asset management will improve financial results, although there can be no assurance of these results.

        As of December 31, 2009, the Company owned 33 hotels (21 of which were purchased during 2008 and 12 which were acquired during 2009). In addition, as of December 31, 2009, the Company had entered into contracts for the purchase of eight additional hotels for a total purchase price of approximately $132.1 million. Six of these hotels are under construction and are expected to be completed over the next 12 months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.

        The Company's real estate portfolio also includes 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area that are being leased to Chesapeake Energy Corporation for the production of natural gas. The purchase price for the land and improvements was approximately $147 million. The Company will continue to focus primarily on the hotel industry, however, will continue to look for unique opportunities to diversify its real estate portfolio.

Financing

        The Company purchased 12 hotels in 2009, land for the construction of a SpringHill Suites hotel and 417 acres of land and improvements that are leased. The total gross purchase price for these properties was approximately $336.5 million. The Company used the proceeds from its on-going best-efforts offering, in addition to assuming secured debt of $19.3 million associated with three of its hotel acquisitions, to fund the purchase price.

        The Company has seven notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $56.7 million ($52.9 million of secured debt and $3.8 million of unsecured debt) at December 31, 2009, maturity dates ranging from October 2015 to May 2017 and stated interest rates ranging from 0% to 6.6%. The Company's cash balances at December 31, 2009 totaled $273 million. The Company's principal source of liquidity is cash on hand, the proceeds of its on-going best-efforts offering and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company's board of directors. The Company anticipates that cash flow from operations, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including debt service, capital improvements and anticipated distributions to shareholders. The Company intends to use the proceeds from the Company's on-going best-efforts offering, and cash on hand, to purchase income producing real estate. Although there can be no assurance that additional debt will not be utilized, the Company does not intend to utilize a significant amount of debt to finance future acquisitions.

Hotel Industry and Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company's immediate vicinity and secondarily with other hotels in the Company's geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Company's hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company's hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

        During the period from the Company's initial formation on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. During the remainder of 2008, the Company purchased an additional 20 hotel properties. With the purchase of an additional 12 hotels in 2009, the Company owned 33 hotels as of December 31, 2009. These hotels are located in 14 states with an aggregate of 3,900 rooms and consisted of the following: seven Hilton Garden Inn hotels, three Homewood Suites hotels, 11 Hampton Inn hotels, five Courtyard hotels, three Residence Inn hotels, two SpringHill Suites hotels and two Fairfield Inn hotels.

        Room revenues for these hotels totaled $76.2 million for the period owned in 2009, and the hotels achieved average occupancy of 62%, ADR of $104 and RevPAR of $64. The Company's hotels have shown results consistent with industry and brand averages for the short period of ownership.

        Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. In general, the performance of the hotels within their respective local markets has met the Company's expectations for the period owned achieving an average RevPAR index of 128. The RevPAR index compares an individual hotel's RevPAR to the hotels in its local market with 100 being the average and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. With the significant decline in economic conditions throughout the U.S., overall performance of the Company's hotels have not met expectations. During the past several quarters, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined. The Company expects this trend to continue and will not reverse course until general economic conditions improve. In its acquisition process, the Company anticipated a certain amount of decline in income from historical results; however, the significant decline in the overall United States economy has been greater than anticipated.

Management and Franchise Agreements

        Each of the Company's 33 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension, Gateway, LBA, Marriott, McKibbon, Vista, Western and White. The agreements provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2009 and 2008, the Company incurred approximately $2.6 million and $441,000 in management fees.

        Dimension, Gateway, LBA, McKibbon, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2009 and 2008, the Company incurred approximately $3.4 million and $468,000 in franchise fees.

Hotel Maintenance

        The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2009, the Company's capital improvements on existing hotels were approximately $11.8 million.

Employees

        During 2009, all employees involved in the day-to-day operation of the Company's hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A9A which in turn utilizes employees from Apple REIT Six, Inc.

Environmental Matters

        In connection with each of the Company's acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company's properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions

Hotel Acquisitions

        The Company acquired a total of 12 hotels during 2009. The Company also acquired land for the construction of a SpringHill Suites Hotel. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property. All dollar amounts are in thousands.

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

(a)
The Company acquired the land for the construction of a SpringHill Suites hotel, which is expected to be completed over the next 15 months with anticipated construction costs ranging from $20-$25 million. Upon completion, the hotel will contain approximately 152 guest rooms and is expected to be managed by Marriott.

(b)
Purchase contract includes a provision for an additional $750,000 to be paid to the Seller if certain earnings targets are met over the 15 months subsequent to acquisition.

        The purchase price for these properties, net of debt assumed, was funded primarily by the Company's on-going best-efforts offering of Units. The Company assumed approximately $19.3 million of debt during 2009, associated with three of its hotel acquisitions. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	$4,175
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553

				$19,284

        The Company also used the proceeds of its on-going best-efforts offering to pay approximately $3.8 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. ("ASRG"), 100% owned by Glade M. Knight, the Company's Chairman and Chief Executive.

Land and Improvements Acquisition

        On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area. The purchase price for the land and improvements was approximately $147 million. The preliminary closing provided equitable title to the Company. Subsequent to the preliminary closing, the recorded fee simple title was completed for 111 sites and conveyed to the

Company. Each of the 113 individual sites is between approximately two and eleven acres in size. Simultaneous with the preliminary closing, the Company entered into a ground lease for this real estate (the "Lease"). The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the "Tenant"). Chesapeake Energy Corporation is a guarantor of the Lease. The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance. Currently, the Tenant is producing natural gas or is in the process of developing the sites for the production of natural gas on over 70% of the 113 sites, and anticipates using substantially all of the remaining land for natural gas production. Under the Lease, the Tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the Tenant is required to maintain the real estate in good condition. During the term of the Lease, the Tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the Lease and $1.9 million for the remainder of the Lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

        Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange. Chesapeake Energy Corporation is the second-largest independent producer of natural gas in the United States with interests in approximately 36,000 net drill sites.

        The purchase price for the 417 acres of land and improvements was funded primarily by the Company's on-going best-efforts offering of Units. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG.

Potential Acquisitions

        As of December 31, 2009, the Company had outstanding contracts for the potential purchase of eight additional hotels for a total purchase price of $132.1 million. Six of these hotels are under construction and are expected to be completed over the next 12 months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Clovis, CA	Homewood Suites	83	$55	$12,435	(a)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(a)/(b)
Panama City, FL	TownePlace Suites	103	5	10,640	(a)/(b)
Houston, TX	Marriott	206	200	50,750	(a)/(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(a)
Ft. Worth, TX	TownePlace Suites	140	500	18,460	(a)/(b)
Jacksonville, NC	Fairfield Inn & Suites	79	125	7,800
Jacksonville, NC	TownePlace Suites	86	125	9,200

		908	$1,115	$132,085

(a)
The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.

(b)
If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

        On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. The lease terminates on December 31, 2098, subject to the Company's right to exercise two renewal periods of ten years each. The Company intends to use the land to build two nationally recognized brand hotels. Under the terms of the lease the Company has a six month "Study Period" to determine the viability of the hotels. The Company can terminate the lease for any reason during the Study Period, which ends on April 14, 2010. After the Study Period, the lease continues to be subject to various conditions, including but not limited to, obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the lease at any time. Rent payments are not required until the Company decides to begin construction on the hotels. Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index. As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be at arm's length and the results of the Company's operations may be different than if conducted with non-related parties.

        The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $13.6 million since inception.

        The Company is party to an advisory agreement with A9A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. ("AR6") to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.4 million and $766,000 for the years ended December 31, 2009 and 2008, respectively and $15,000 for the period November 9, 2007 (initial capitalization) through December 31, 2007.

        ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

        Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Members of the Company's Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

        In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC ("Apple Air"), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The other members of Apple Air are AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes.

Item 1A.    Risk Factors

        The following describes several risk factors which are applicable to the Company.

Hotel Operations

        The Company's hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  •
  increases in supply of hotel rooms that exceed increases in demand;

  •
  increases in energy costs and other travel expenses that reduce business and leisure travel;

  •
  reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

  •
  adverse effects of declines in general and local economic activity; and

  •
  adverse effects of a downturn in the hotel industry.

General Economic Conditions

        Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company's control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

Hospitality Industry

        The success of the Company's properties will depend largely on the property operators' ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company's income and the funds it has available to distribute to shareholders.

        The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual's willingness to travel. The Company's property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters (subject to policy deductibles). However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Current General Economic Recession and Slowdown in the Lodging Industry

        A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States is emerging from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends remain; as a result the Company continues to experience reduced demand for hotel rooms as compared to prior years. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

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

Franchise Agreements

        The Company's wholly-owned taxable REIT subsidiaries (or subsidiaries thereof), operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company's properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company's ability to create specific business plans tailored to each property and to each market.

Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company's immediate vicinity and secondarily with other hotels in the Company's geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company's hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Significant Tenant

        The Company has approximately 417 acres of land and improvements in the Ft. Worth, Texas area that are leased to one tenant under a long term lease. The leased real estate is being used by the tenant for natural gas production and is subject to a 40 year lease. The purchase price for the land and improvements was approximately $147 million. If the tenant does not perform under the lease, the Company would be subject to market conditions at the time of default. Therefore the return on the investment in the real estate could be less than if the tenant performs under the lease.

Transferability of Shares

        There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company's issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company's bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company's shares that would result in a violation of either of these limits will be declared null and void.

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

Distributions to Shareholders

        If the Company's properties do not generate sufficient revenue to meet operating expenses, the Company's cash flow and the Company's ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

        The Company's objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

        While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company's operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Acquisition of Real Estate

        The Company's financial condition depends in large part on the availability of opportunities to acquire income producing real estate at an advantageous purchase price. Due to the current economic environment throughout the United States this could be more difficult to achieve and could result in the Company earning interest rates on funds raised at money market rates for an extended period of time, resulting in lower than anticipated income.

Financing Risks

        Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to acquire properties, perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. Due to the current economic events in the United States, there has been a contraction in available credit in the marketplace. As a result, the Company may not be able to use debt to meet its cash requirements.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2009, the Company owned 33 hotels located in 14 states with an aggregate of 3,900 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	11	1,158
Hilton Garden Inn	7	930
Courtyard	5	589
Homewood Suites	3	331
Residence Inn	3	307
Fairfield Inn	2	266
SpringHill Suites	2	319

	33	3,900

        The Company also acquired during 2009, land for the planned construction of a SpringHill Suites hotel to be completed over the next 15 months. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott.

        In April 2009, the Company purchased 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area for a purchase price of $147 million and simultaneously entered into a long-term, triple net lease with one of the nation's largest producers of natural gas.

        The following table includes the location of each property, the date of construction (if applicable), the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2009
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Description	Encumbrances	Land/Land Improvements	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Hotels Owned:
Dothan	AL	Hilton Garden Inn	$—	$1,037	$10,581	$—	$11,618	$(241)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	—	582	8,270	—	8,852	(195)	2009	Jun-09	3 - 39 yrs.	90
Tucson	AZ	Hilton Garden Inn	—	1,008	17,922	4	18,934	(950)	2008	Jul-08	3 - 39 yrs.	125
Clovis	CA	Hampton Inn & Suites	—	1,287	9,888	—	11,175	(176)	2009	Jul-09	3 - 39 yrs.	86
Santa Clarita	CA	Courtyard	—	4,580	18,710	5	23,295	(877)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	—	1,874	7,743	423	10,040	(285)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	—	1,819	15,754	972	18,545	(713)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	—	2,547	14,485	980	18,012	(587)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	—	899	7,418	1,150	9,467	(323)	2000	Oct-08	3 - 39 yrs.	81
Fort Lauderdale	FL	Hampton Inn	—	2,241	17,584	573	20,398	(545)	2000	Dec-08	3 - 39 yrs.	109
Orlando	FL	Fairfield Inn & Suites	—	3,140	22,580	—	25,720	(393)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	—	3,140	25,780	—	28,920	(457)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton Inn & Suites	—	1,605	9,995	2	11,602	(304)	2009	Mar-09	3 - 39 yrs.	95
Baton Rouge	LA	SpringHill Suites	—	1,280	13,870	9	15,159	(168)	2009	Sep-09	3 - 39 yrs.	119
Rochester	MN	Hampton Inn & Suites	—	916	13,225	8	14,149	(205)	2009	Aug-09	3 - 39 yrs.	124
Hattiesburg	MS	Residence Inn	—	911	9,146	3	10,060	(376)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	—	1,071	4,925	579	6,575	(330)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	—	1,236	18,339	725	20,300	(555)	1999	Dec-08	3 - 39 yrs.	122
Twinsburg	OH	Hilton Garden Inn	—	1,424	16,609	445	18,478	(670)	1999	Oct-08	3 - 39 yrs.	142
Pittsburgh	PA	Hampton Inn	—	2,510	18,530	621	21,661	(590)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	—	990	14,652	—	15,642	(544)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	—	695	12,278	11	12,984	(437)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	—	1,105	8,632	—	9,737	(111)	2009	Sep-09	3 - 39 yrs.	90
Allen	TX	Hampton Inn & Suites	—	1,449	11,449	239	13,137	(568)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,585	2,137	16,723	2,345	21,205	(762)	2002	Oct-08	3 - 39 yrs.	150
Austin	TX	Hampton Inn	7,445	1,459	17,184	969	19,612	(407)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Homewood Suites	7,448	1,898	16,462	223	18,583	(371)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	—	1,181	16,176	—	17,357	(741)	2008	Oct-08	3 - 39 yrs.	133
Duncanville	TX	Hilton Garden Inn	13,754	2,387	15,926	439	18,752	(828)	2005	Oct-08	3 - 39 yrs.	142
Frisco	TX	Hilton Garden Inn	—	2,518	12,970	—	15,488	(509)	2008	Dec-08	3 - 39 yrs.	102
Lewisville	TX	Hilton Garden Inn	—	3,372	23,908	36	27,316	(1,142)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	4,110	865	10,999	239	12,103	(291)	2001	Mar-09	3 - 39 yrs.	93
Bristol	VA	Courtyard	9,640	1,729	19,156	79	20,964	(721)	2004	Nov-08	3 - 39 yrs.	175

Total hotels owned			52,982	56,892	477,869	11,079	545,840	(16,372)				3,900
Other real estate investments:
Ft Worth	TX	Land leased to third party	—	151,293	—	8	151,301	(1,841)		Apr-09		—
Alexandria	VA	Hotel under construction	—	5,968	—	1,832	7,800	—		Mar-09		—
Uninstalled FF&E			—	—	—	781	781	—				—

			$52,982	$214,153	$477,869	$13,700	$705,722	$(18,213)				3,900

        Investment in real estate at December 31, 2009, consisted of the following (in thousands):

Land	$115,989
Land Improvements	98,164
Building and Improvements	450,602
Furniture, Fixtures and Equipment	39,135
Construction in Progress	1,832

705,722
Less Accumulated Depreciation	(18,213)

Investment in real estate, net	$687,509

        For additional information about the Company's properties, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Legal Proceedings

        The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company's business or financial condition or results of operations.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On-Going Best-Efforts Offering

        The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-147414) filed on April 23, 2008 and was declared effective by the Securities and Exchange Commission on April 25, 2008. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds, net of commissions and marketing expenses, totaling $90 million. The offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company's account. The offering expires on April 25, 2010. The Company plans on extending the offering for one year to April 25, 2011. As of December 31, 2009, 83,488,971 Units remained unsold.

Common Shares

        There is currently no established public market in which the Company's common shares are traded. As of December 31, 2009 there were 98.5 million Units outstanding. The per share estimated market value shall be deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its on-going best-efforts offering. As of December 31, 2009 the Units were held by approximately 25,000 beneficial shareholders.

Unit Redemption Program

        The Company may use proceeds received from the sale of Units pursuant to its Additional Share Option Plan and Dividend Reinvestment Plan (which the Company plans to implement following the conclusion of its on-going best-efforts offering) to redeem Units. The Unit Redemption Program began in July 2009, which was more than one year after the initial closing of the offering. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During 2009, the Company redeemed 252,471 Units in the amount of $2.6 million. The following is a summary of redemptions during the fourth quarter of 2009.

 Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2009	132,118	$10.22	252,471	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Series A Preferred Shares

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

        The Company currently has 480,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company's Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company's business; or (2) the termination or expiration without renewal of the advisory agreement with A9A or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company's common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

        The Company's articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2009 totaled approximately $57.3 million of which approximately $35.8 million was used to purchase additional Units under the Company's best-efforts offering. The distributions were paid at a monthly rate of $0.073334 per common share. The amount and timing of distributions to shareholders are within the discretion of the Company's Board of Directors. The amount and frequency of future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors' Stock Option Plan

        The Company's Board of Directors has adopted and the Company's shareholders have approved a non-employee directors' stock option plan (the "Directors' Plan") to provide incentives to attract and retain directors. The options issued under the Directors' Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors' Plan as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors' Stock Option Plan	81,608	$11.00	1,569,681

Use of Proceeds from Offering

        The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of December 31, 2009. All amounts in thousands, except per Unit data:

Units Registered:
	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000
Units Sold:
	9,524	Units	$10.50 per Unit	$100,000
	89,238	Units	$11 per Unit	981,621

Totals:	98,762	Units		1,081,621

Expenses of Issuance and Distribution of Units
1. Underwriting discounts and commission	108,162
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	2,154

Total Expenses of Issuance and Distribution of Common Shares	110,316

Net Proceeds to the Company	$971,305

1. Purchase of real estate (net of debt proceeds and repayment)	$626,267
2. Deposits and other costs associated with potential real estate acquisitions	1,278
3. Repayment of other indebtedness, including interest expense paid	4,038
4. Investment and working capital	323,006
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Nine Advisors, Inc.	3,162
b. Apple Suites Realty Group, Inc.	13,554
6. Fees and expenses of third parties	—
7. Other	—

Total of Application of Net Proceeds to the Company	$971,305

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the years ended December 31, 2009 and 2008 and for the period November 9, 2007 (initial capitalization) through December 31, 2007. Certain information in the table has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company's initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on July 31, 2008 with the Company's first property acquisition.

(in thousands except per share and statistical data)	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period November 9, 2007 (initial capitalization) through December 31, 2007
Revenues:
Room revenue	$76,163	$9,501	$—
Other revenue	9,043	2,023	—

Total hotel revenue	85,206	11,524	—
Rental revenue	15,961	—	—

Total revenue	101,167	11,524	—
Expenses:
Hotel operating expenses	52,297	7,422	—
Taxes, insurance and other	6,032	731	—
General and administrative	4,079	1,288	15
Acquisition related costs	4,951	—	—
Depreciation	15,936	2,277	—
Interest (income) expense, net	1,018	(2,346)	2

Total expenses	84,313	9,372	17

Net income (loss)	$16,854	$2,152	$(17)

Per Share:
Net income (loss) per common share	$0.26	$0.14	$(1,684.60)
Distributions declared and paid per common share	$0.88	$0.51	$—
Weighted-average common shares outstanding—basic and diluted	66,041	15,852	—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$272,913	$75,193	$20
Investment in real estate, net	$687,509	$346,423	$—
Total assets	$982,513	$431,619	$337
Notes payable	$58,688	$38,647	$151
Shareholders' equity	$917,405	$389,740	$31
Net book value per share	$9.31	$9.50	$—

Other Data:
Cash Flow From (Used In):
Operating activities	$29,137	$3,317	$(2)
Investing activities	$(341,131)	$(315,322)	$—
Financing activities	$509,714	$387,178	$(26)
Number of hotels owned at end of period	33	21	—
Average Daily Rate (ADR) (a)	$104	$110	$—
Occupancy	62%	59%	—
Revenue Per Available Room (RevPAR)(b)	$64	$65	$—

Funds From Operations Calculation(c):
Net income (loss)	$16,854	$2,152	$(17)
Depreciation of real estate owned	15,936	2,277	—
Acquisition related costs	4,951	—	—

Funds from operations	37,741	4,429	(17)

Straight-line rental income	4,618	—	—

Modified funds from operations	$33,123	$4,429	$(17)

(a)
Total room revenue divided by number of rooms sold.

(b)
ADR multiplied by occupancy percentage.

(c)
Funds from operations (FFO) is defined as net income (loss) (computed in accordance with generally accepted accounting principals—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization, plus costs associated with the acquisition of real estate. Modified FFO (MFFO) excludes rental revenue earned, but not received during the period or straight-line rental income. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission and Item 1A.

General

        The Company is a Virginia corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The Company, which has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. Prior to the Company's first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income. As of December 31, 2009, the Company owned 33 hotels (21 of which were purchased during 2008 and 12 which were acquired during 2009). Also, in April 2009, the Company purchased 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation's largest producers of natural gas. Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

        Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company's expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company's hotels has not met expectations. Although there is no way to predict general economic conditions, many industry analysts believe the hotel industry will see flat to single digit declines in hotel revenues in 2010 as compared to 2009. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR"), and expenses, such as hotel operating expenses, general and administrative and property taxes and insurance.

Hotels Owned

        As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the 33 hotels the Company owned as of December 31, 2009. All dollar amounts are in thousands.

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

        The Company also acquired during 2009, land for the planned construction of a SpringHill Suites hotel to be completed over the next 15 months. The purchase price for the land was $5.1 million. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. To date the Company has incurred $1.8 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

        The purchase price for these properties, net of debt assumed, was funded primarily by the Company's on-going best-efforts offering of Units. The Company assumed approximately $53.8 million of debt secured by six of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate(1)	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2009
Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,754
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,585
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,640
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,110
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,448
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,445

				$57,554	$56,732

(1)
At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

        The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $10.6 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. ("ASRG"), 100% owned by Glade M. Knight, the Company's Chairman and Chief Executive.

        No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

        Each of the Company's 33 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC ("Dimension"), Gateway Hospitality Group, Inc. ("Gateway"), LBAM-Investor Group, L.L.C. ("LBA"), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International ("Marriott"), MHH Management, LLC ("McKibbon"), Vista Host, Inc. ("Vista"), Texas Western Management Partners, L.P. ("Western") and White Lodging Services Corporation ("White"). The agreements provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2009 and 2008, the Company incurred approximately $2.6 million and $441,000 in management fees.

        Dimension, Gateway, LBA, McKibbon, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2009 and 2008, the Company incurred approximately $3.4 million and $468,000 in franchise fees.

Land and Improvements and Lease

        On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area. The purchase price for the land and improvements was approximately $147 million. The preliminary closing provided equitable title to the Company. Subsequent to the preliminary closing, the recorded fee simple title was completed for 111 sites and conveyed to the Company. Each of the 113 individual sites is between approximately two and eleven acres in size. Simultaneous with the preliminary closing, the Company entered into a ground lease for this real estate (the "Lease"). The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the "Tenant"). Chesapeake Energy Corporation is a guarantor of the Lease. The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance. Currently, the Tenant is producing natural gas or is in the process of developing the sites for the production of natural gas on over 70% of the 113 sites, and anticipates using substantially all of the remaining land for natural gas production. Under the Lease, the Tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the Tenant is required to maintain the real estate in good condition. During the term of the Lease, the Tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the Lease and $1.9 million for the remainder of the Lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

        The purchase price for the 417 acres of land and improvements was funded primarily by the Company's on-going best-efforts offering of Units. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The Company capitalized the commission as well as the other closing costs as part of the acquisition cost of the land and improvements. Of the total purchase price and associated closing costs, $53 million is included in land and $98 million in land improvements on the Company's consolidated balance sheets.

Results of Operations

        The following is a summary of the Company's consolidated financial results for the years ended December 31, 2009 and 2008:

(in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues:
Hotel revenue	$85,206	$11,524
Rental revenue	15,961	—
Expenses:
Hotel direct expenses	52,297	7,422
Taxes, insurance and other expense	6,032	731
General and administrative expenses	4,079	1,288
Acquisition related costs	4,951	—
Depreciation	15,936	2,277
Interest income (expense), net	(1,018)	2,346

        During the period from the Company's initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. The Company began operations on July 31, 2008 when it purchased its first hotel. During the remainder of 2008, the Company purchased an additional 20 hotel properties. With the purchase of an additional 12 hotels in 2009, the Company owned 33 hotels as of December 31, 2009, compared to 21 hotels at December 31, 2008. In April 2009, the Company purchased 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation's largest producers of natural gas. Due to the Company's limited operating history, a comparison of operating results for the year ended December 31, 2009 to prior year results is not meaningful.

Hotel Performance

        The following is summary of the operating results of the 33 hotels acquired through December 31, 2009 and their respective periods of ownership by the Company:

(in thousands)	Year Ended December 31, 2009	% of Hotel Revenue	Year Ended December 31, 2008	% of Hotel Revenue
Hotel Revenue:
Room revenue	$76,163		$9,501
Other revenue	9,043		2,023

	85,206		11,524
Hotel Operating Expenses:
Hotel direct expenses	52,297	61%	7,422	64%
Taxes, insurance and other expense	5,953	7%	731	6%
Hotel Operating Statistics:
Number of hotels	33		21
ADR	$104		$110
Occupancy	62%		59%
RevPAR	$64		$65

        Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the past several quarters, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined. The Company expects demand for the industry to continue to be below pre-recession levels until general economic conditions improve. The Company's hotels have shown results consistent with industry and brand averages for the short period of ownership.

Hotel Revenues

        The Company's principal source of revenue is hotel revenue consisting of room and other related revenue. For the year ended December 31, 2009, the Company had hotel revenue of $85.2 million. This revenue reflects hotel operations for the 33 hotels acquired through December 31, 2009 for their respective periods of ownership by the Company. For the year ended December 31, 2009, the hotels achieved combined average occupancy of approximately 62%, ADR of $104 and RevPAR of $64. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

        Due to industry wide hotel demand declines from a general weakening economy, the Company's hotel revenue has been lower than anticipated. While reflecting the impact of declining economic activity, the Company's hotels continue to lead their respective markets. The Company's average RevPAR index was 128 for 2009. The RevPAR index is a measure of each hotel's RevPAR compared to the average in the market, with 100 being the average and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast a 0-5% decline in RevPAR for 2010. The Company will continue to pursue market opportunities to improve revenue.

Hotel Operating Expenses

        Hotel operating expenses relate to the 33 hotels acquired through December 31, 2009 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the year ended December 31, 2009, hotel operating expenses totaled $52.3 million or 61% of hotel revenue. Nine of the 12 hotels acquired in 2009 are new hotels and as a result, hotel operating expenses as a percentage of hotel revenue for these hotels are higher than is expected once the properties have established themselves within their markets. With weakened economic conditions the Company will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated that these reductions will offset revenue declines.

        Taxes, insurance, and other expense for the year ended December 31, 2009 totaled $6.0 million.

Rental Revenue

        The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009. As noted above, during April 2009, the Company purchased 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with one of the nation's largest producers of natural gas. Rental payments are fixed and have determinable rent increases during the initial lease term. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental income for the year ended December 31, 2009 was $16 million, and includes $4.6 million of adjustments necessary to record rent on the straight line basis.

Other Expenses

        General and administrative expense for the year ended December 31, 2009 was $4.1 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, the Company's share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.

        Acquisition related costs for the year ended December 31, 2009 were $5.0 million. In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses that occurred on or after January 1, 2009, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG, owned 100% by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Also, included in acquisition related costs for the year ended December 31, 2009 is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and were recorded as deferred costs and included in other assets, net in the Company's consolidated balance sheet as of December 31, 2008. For acquisitions that occurred prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

        Depreciation expense for the year ended December 31, 2009 was $15.9 million. Depreciation expense primarily represents expense of the Company's 33 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. Also, included in depreciation expense is the depreciation of the Company's land improvements located on 113 sites in Fort Worth, Texas which is leased to one of the nation's largest producers of natural gas.

        Interest expense for the year ended December 31, 2009 was $2.3 million and is net of approximately $400,000 of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of seven of the Company's hotels (four loan assumptions during 2008 and three in 2009). During the year ended December 31, 2009, the Company also recognized $1.3 million in interest income, representing interest on excess cash invested in short-term money market instruments and certificates of deposit.

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be at arm's length and the results of the Company's operations may be different than if conducted with non-related parties.

        The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $13.6 million since inception.

        The Company is party to an advisory agreement with Apple Nine Advisors, Inc. ("A9A") to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. ("AR6") to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.4 million and $766,000 for the years ended December 31, 2009 and 2008, respectively and $15,000 for the period November 9, 2007 (initial capitalization) through December 31, 2007. Of this total expense, $722,000, $171,000 and $— were fees paid to A9A and $1.7 million, $595,000 and $15,000 were expenses reimbursed by A9A to AR6 for the years ended December 31, 2009 and 2008 and the period November 9, 2007 through December 31, 2007.

        ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

        Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Members of the Company's Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

        In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC ("Apple Air"), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company incurred approximately $460,000 of expense related to its ownership in Apple Air during 2009. The other members of Apple Air are AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes.

        During the fourth quarter of 2008, the Company entered into a series of assignment of contracts with Apple REIT Eight, Inc. ("AR8") to become the purchaser under three purchase contracts for four hotels which at the time of the assignment were under construction: a Fairfield Inn & Suites and SpringHill Suites, both 200 room hotels located in Orlando, Florida, with a combined purchase price of

$54.8 million, a 119 room SpringHill Suites hotel in Baton Rouge, Louisiana with a purchase price of $15.1 million and a 124 room Hampton Inn & Suites hotel in Rochester, Minnesota with a purchase price of $14.1 million. Under the terms and conditions of the contracts, AR8 assigned to the Company all of its rights and obligations under these purchase contracts. No consideration or fees was paid to AR8 for the assignment of the purchase contracts except for the reimbursement payment of the following: (i) initial deposits totaling $1.2 million made by AR8; and (ii) other costs totaling approximately $64,000 paid by AR8 to third parties. These reimbursement payments did not constitute or result in a profit for AR8. The Company acquired these newly constructed hotels during 2009.

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

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

  (1)
  substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

  (2)
  the termination or expiration without renewal of the advisory agreement with A9A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

  (3)
  the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company's $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$1 billion	12.11423
$1.1 billion	13.31991
$1.2 billion	14.52559
$1.3 billion	15.73128
$1.4 billion	16.93696
$1.5 billion	18.14264
$1.6 billion	19.34832
$1.7 billion	20.55400
$1.8 billion	21.75968
$1.9 billion	22.96537
$2 billion	24.17104

        In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders' interests.

        Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2009, if a triggering event had occurred, expense would have ranged from $0 to $64.0 million (assumes $11 per unit fair market value) and approximately 5.8 million common shares would have been issued.

Liquidity and Capital Resources

        The following is a summary of the Company's significant contractual obligations as of December 31, 2009:

		Amount of Commitments Expiring per Period
(000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$132,085	$132,085	$—	$—	$—
Debt (including interest of $19.7 million)	76,391	4,101	9,952	8,202	54,136

	$208,476	$136,186	$9,952	$8,202	$54,136

        The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008. The Company's principal source of liquidity is cash on hand, the proceeds of its on-going best-efforts offering and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company's board of directors.

        The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including debt service, capital improvements and anticipated distributions to shareholders. The Company intends to use the proceeds from the Company's on-going best-efforts offering, and cash on hand, to purchase income producing real estate.

        The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through December 31, 2009, an additional 89.2 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $881.3 million. The Company is continuing its offering at $11.00 per Unit. The offering expires on April 25, 2010. The Company plans on extending the offering for one year to April 25, 2011. As of December 31, 2009, 83,488,971 Units remained unsold.

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2009 totaled approximately $57.3 million of which approximately $35.8 million was used to purchase additional Units under the Company's best-efforts offering. Thus the net cash distributions were $21.5 million. The distributions were paid at a monthly rate of $0.073334 per common share. For the same period the Company's net cash generated from operations was approximately $29.1 million, which exceeded the net cash distributions. During the initial phase of the Company's operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds. The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes. In May, 2008, the Company's Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company's Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid. The Company's objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company's ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company's ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

        The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During 2009, the Company redeemed 252,471 Units in the amount of $2.6 million under the program.

        The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company's capital expenditures with respect to the hotels. As of December 31, 2009, the Company held with various lenders $6.3 million in reserves for capital expenditures. As of December 31, 2009, the Company had four major renovations in progress, which will be completed during the first quarter of 2010. Total capital expenditures on properties owned at December 31, 2009 are anticipated to be approximately $13 million in 2010. Additionally, the Company is in the process of constructing a SpringHill Suites hotel in Alexandria, Virginia. The total construction costs are expected to be approximately $20-$25 million and will be completed over the next 15 months.

        As of December 31, 2009, the Company had outstanding contracts for the potential purchase of eight additional hotels for a total purchase price of $132.1 million. Six of these hotels are under construction and are expected to be completed over the next 12 months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. It is anticipated that the purchase price for the outstanding contracts will be funded from the proceeds of the Company's on-going best-efforts offering of Units and cash on hand.

        On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. The lease terminates on December 31, 2098, subject to the Company's right to exercise two renewal periods of ten years each. The Company intends to use the land to build two nationally recognized brand hotels. Under the terms of the lease the Company has a six month "Study Period" to determine the viability of the hotels. The Company can terminate the lease for any reason during the Study Period, which ends on April 14, 2010. After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the lease at any time. Rent payments are not required until the Company decides to begin construction on the hotels. Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index. As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

Subsequent Events

        In January 2010, the Company declared and paid approximately $7.2 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 5.3 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $58.4 million and proceeds net of selling and marketing costs of $52.5 million.

        In January 2010, the Company redeemed 120,742 Units in the amount of $1.25 million under its Unit Redemption Program.

        In February 2010, the Company declared and paid approximately $7.6 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 5.2 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $57.4 million and proceeds net of selling and marketing costs of $51.6 million.

        On February 1, 2010, the Company entered into a purchase contract for the potential acquisition of a Courtyard in Santa Ana, California. The gross purchase price for the 155 room hotel is $24.8 million, and a refundable deposit of $100,000 was paid by the Company in connection with the contract. The hotel is currently under construction. The number of rooms refers to the expected number of rooms upon completion.

        In February 2010, the Company agreed to sell back to Chesapeake Energy Corporation (Chesapeake) two of the 113 sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company's original purchase price, approximately $2.6 million. The Company did earn and receive rental income for the period held totaling approximately $240,000.

        Subsequent to December 31, 2009, the Company closed on the purchase of five hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price	Rooms	Date of Purchase
Houston, TX	Marriott	$50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	7,920	87	1/14/2010
Panama City, FL	TownePlace Suites	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	9,200	86	2/16/2010

		$90,945	565

Impact of Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators' ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

        Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company's financial position or results of operations.

Seasonality

        The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Critical Accounting Policies

        The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company's financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company's reported results of operations and financial condition.

Investment Policy

        Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, land improvements, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. Beginning January 1, 2009, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG, owned 100% by Glade M. Knight, Chairman and Chief Executive Officer of the Company. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

Capitalization Policy

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry information, is less than the properties' carrying amount. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Recent Accounting Pronouncements

Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company's consolidated financial statements.

Subsequent Events

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Business Combinations

        In December 2007, the FASB issued a pronouncement which amends its guidance for business combinations by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in the new pronouncement is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to ASRG, a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company. This

pronouncement was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. During 2009, the Company expensed $5.0 million in acquisition related costs. Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company's consolidated balance sheet as of December 31, 2008. In accordance with this pronouncement, these costs were expensed on January 1, 2009. The adoption of this standard has had a material impact on the Company's financial position and results of operations and will continue to have a material impact on the Company's consolidated financial statements as it acquires other operating businesses.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2009, the Company's financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company's cash invested at December 31, 2009, of $273 million, every 100 basis points change in interest rates will impact the Company's annual net income by approximately $2.7 million, all other factors remaining the same.

        The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company's fixed rate notes payable outstanding at December 31, 2009. All dollar amounts are in thousands.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Market Value
Maturities	$938	$996	$2,798	$1,122	$1,191	$49,687	$56,732	$56,719
Average interest rates	5.5%	5.5%	5.6%	5.7%	5.7%	5.7%

Item 8.    Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 5, 2010
To the Shareholders
Apple REIT Nine, Inc.

        Management of Apple REIT Nine, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

        The Company's internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2009, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT Glade M. Knight Chairman and Chief Executive Officer	/s/ BRYAN PEERY Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Nine, Inc.

        We have audited Apple REIT Nine, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Nine, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Apple REIT Nine, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Apple REIT Nine, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Nine, Inc.

        We have audited the accompanying consolidated balance sheets of Apple REIT Nine, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for years ended December 31, 2009 and 2008 and for the period November 9, 2007 (initial capitalization) through December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Nine, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from November 9, 2007 (initial capitalization) through December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted new accounting pronouncements related to business combinations on January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Nine, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Apple REIT Nine, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008
Assets
Investment in real estate, net of accumulated depreciation of $18,213 and $2,277, respectively	$687,509	$346,423
Cash and cash equivalents	272,913	75,193
Due from third party managers, net	2,591	1,775
Other assets, net	19,500	8,228

Total Assets	$982,513	$431,619

Liabilities
Notes payable	$58,688	$38,647
Accounts payable and accrued expenses	6,420	3,232

Total Liabilities	65,108	41,879
Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 98,509,650 and 41,013,517 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 98,509,650 and 41,013,517 shares, respectively	968,710	400,569
Distributions greater than net income	(51,353)	(10,877)

Total Shareholders' Equity	917,405	389,740

Total Liabilities and Shareholders' Equity	$982,513	$431,619

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period November 9, 2007 (initial capitalization) through December 31, 2007
Revenues:
Room revenue	$76,163	$9,501	$—
Other revenue	9,043	2,023	—

Total hotel revenue	85,206	11,524	—
Rental revenue	15,961	—	—

Total revenue	101,167	11,524	—
Expenses:
Operating expense	23,454	3,381	—
Hotel administrative expense	6,945	883	—
Sales and marketing	7,674	1,066	—
Utilities	4,245	546	—
Repair and maintenance	3,924	637	—
Franchise fees	3,445	468	—
Management fees	2,610	441	—
Taxes, insurance and other	6,032	731	—
General and administrative	4,079	1,288	15
Acquisition related costs	4,951	—	—
Depreciation expense	15,936	2,277	—

Total expenses	83,295	11,718	15
Operating income (loss)	17,872	(194)	(15)
Interest income (expense), net	(1,018)	2,346	(2)

Net income (loss)	$16,854	$2,152	$(17)

Basic and diluted net income (loss) per common share	$0.26	$0.14	$(1,684.60)

Weighted average common shares outstanding—basic and diluted	66,041	15,852	—
Distributions declared and paid per common share	$0.88	$0.51	$—

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

	Common Stock		Class B Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Distributions Greater Than Net Income	Total
Initial capitalization November 9, 2007	—	$—	480	$48	$—	$48
Offering costs	—	—	—	—	—	—
Net loss	—	—	—	—	(17)	(17)

Balance at December 31, 2007	—	—	480	48	(17)	31
Net proceeds from the sale of common shares	41,014	400,543	—	—	—	400,543
Stock options granted	—	26	—	—	—	26
Net income	—	—	—	—	2,152	2,152
Cash distributions declared and paid to shareholders ($0.51 per share)	—	—	—	—	(13,012)	(13,012)

Balance at December 31, 2008	41,014	400,569	480	48	(10,877)	389,740
Net proceeds from the sale of common shares	57,748	570,681	—	—	—	570,681
Common shares redeemed	(252)	(2,605)				(2,605)
Stock options granted	—	65	—	—	—	65
Net income	—	—	—	—	16,854	16,854
Cash distributions declared and paid to shareholders ($0.88 per share)	—	—	—	—	(57,330)	(57,330)

Balance at December 31, 2009	98,510	$968,710	480	$48	$(51,353)	$917,405

See accompanying notes to consolidated financial statements.
The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period November 9, 2007 (initial capitalization) through December 31, 2007
Cash flows from operating activities:
Net income (loss)	$16,854	$2,152	$(17)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	15,936	2,277	—
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	206	36	—
Straight-line rental income	(4,618)	—	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(574)	(1,680)	—
(Increase) decrease in other assets, net	(1,317)	336	—
Increase in accounts payable and accrued expenses	2,650	196	15

Net cash provided by (used in) operating activities	29,137	3,317	(2)

Cash flows used in investing activities:
Cash paid for acquisitions	(325,085)	(311,052)	—
Deposits and other disbursements for potential acquisitions, net	(238)	(4,176)	—
Capital improvements	(11,736)	(40)	—
Increase in capital improvement reserves	(832)	(54)	—
Investment in other assets	(3,240)	—	—

Net cash used in investing activities	(341,131)	(315,322)	—

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	570,703	400,779	(177)
Redeemptions of common stock	(2,605)	—	—
Distributions paid to common shareholders	(57,330)	(13,012)	—
Payments of notes payable	(754)	(67)	—
Deferred financing costs	(300)	(371)	—
Borrowings from (payments on) line of credit	—	(151)	151

Net cash provided by (used in) financing activities	509,714	387,178	(26)

Increase (decrease) in cash and cash equivalents	197,720	75,173	(28)
Cash and cash equivalents, beginning of period	75,193	20	48

Cash and cash equivalents, end of period	$272,913	$75,193	$20

Supplemental information:
Interest paid	$2,835	$229	$2

Non-cash transactions:
Notes payable assumed in acquisitions	$19,284	$38,270	$—

Other assets assumed in acquisitions	$210	$2,795	$—

Other liabilities assumed in acquisitions	$2,209	$3,303	$—

See accompanying notes to consolidated financial statements.
The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

        Apple REIT Nine, Inc. together with its wholly owned subsidiaries (the "Company") is a Virginia corporation formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. ("A9A") and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company's Chairman and Chief Executive Officer. The Company began operations on July 31, 2008 when it purchased its first hotel. The Company's fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes two segments, hotels and a ground lease. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has an interest in several variable interest entities through its purchase commitments, it is not the primary beneficiary and therefore does not consolidate any of these entities.

        The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary (or subsidiary thereof) (collectively, the "Lessee"), which leases all of the Company's hotels.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. As of December 31, 2009, all cash and cash equivalents were held at two institutions, Wachovia Bank, N.A. (a subsidiary of Wells Fargo & Company) and BB&T Corporation. Cash balances may at times exceed federal depository insurance limits.

Investment in Real Estate and Related Depreciation

        Real estate is stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 40 years for land improvements, 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

        Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, land improvements, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

and estimates available at that date. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. Other than the leases discussed in Note 2, the Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. Beginning January 1, 2009, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. ("ASRG"), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry information, is less than the properties' carrying amount. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Other Assets

        Included in other assets, net as of December 31, 2009 on the Company's consolidated balance sheet is a 24% ownership interest in Apple Air Holding, LLC ("Apple Air"), purchased by the Company for $3.2 million in cash in January 2009. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company's ownership interest was $2.8 million at December 31, 2009. The Company recorded a $460,000 loss as its share of the 2009 net loss of Apple Air, which primarily relates to the depreciation of the aircraft.

Revenue Recognition

        Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

        On April 7, 2009, the Company entered into a ground lease with a subsidiary of Chesapeake Energy Corporation, the largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the real estate in good condition. The lease is classified as an operating lease and rental revenue is recognized on a straight line basis over the initial term of the lease. Rental revenue includes $4.6 million of adjustments to record rent on the straight line basis for the year ended December 31, 2009. Straight line rental receivable is included in other assets, net in the Company's consolidated balance sheet and totaled $4.6 million as of December 31, 2009. Management assesses the realizability of this receivable on an

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

ongoing basis to determine if any allowance is warranted. As of December 31, 2009, no allowance was recorded.

Offering Costs

        The Company is raising capital through a best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders' equity. Prior to the commencement of the Company's offering, these costs were deferred and recorded as prepaid expense. As of December 31, 2009, the Company had sold 98.8 million Units for gross proceeds of $1.1 billion and proceeds net of offering costs of $971.3 million. The offering expires on April 25, 2010. The Company plans to extend the offering for one year to April 25, 2011.

Comprehensive Income

        The Company recorded no comprehensive income (loss) other than net income (loss) for the periods reported.

Earnings Per Common Share

        Basic earnings per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2009 and 2008 or for the period from November 9, 2007 (initial capitalization) through December 31, 2007. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Federal Income Taxes

        The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation and straight line rent. The characterization of 2009 distributions of $0.88 per share for tax purposes was 47% ordinary income and 53% return of capital (unaudited). The characterization of 2008 distributions of $0.51 per share for tax purposes was 42% ordinary income and 58% return of capital (unaudited).

        The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2009 and 2008, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $8.6 million as of December 31, 2009. The net operating loss carry forward will expire beginning in 2028. There are no material differences between the book and tax cost basis of the Company's assets.

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

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

Recent Accounting Pronouncements

Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

Subsequent Events

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Business Combinations

        In December 2007, the FASB issued a pronouncement which amends its guidance for business combinations by requiring an acquirer to recognize the assets of existing businesses acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition of an existing business to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in the new pronouncement is the requirement that costs incurred to effect an acquisition of an existing business, must be accounted for separately as expenses. Such costs include title, legal, accounting and other related costs, as well as commissions including the commission paid to ASRG, a related party 100% owned by Glade M. Knight, Chairman and CEO of the Company. This pronouncement was effective January 1, 2009. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition. During 2009, the Company expensed $5.0 million in acquisition related costs. Included in this amount is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and recorded as deferred acquisition costs and included in other assets, net in the Company's consolidated balance sheet as of December 31, 2008. In accordance with this pronouncement, these costs were expensed on January 1, 2009. The adoption of this standard has had a material impact on the Company's financial position and results of operations and will continue to have a material impact on the Company's consolidated financial statements as it acquires other operating businesses.

Notes to Consolidated Financial Statements (Continued)

Note 2

Investments in Real Estate

        The Company's investment in real estate consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Land	$115,989	$38,549
Land Improvements	98,164	—
Building and Improvements	450,602	289,672
Furniture, Fixtures and Equipment	39,135	20,479
Construction in Progress	1,832	—

	705,722	348,700
Less Accumulated Depreciation	(18,213)	(2,277)

Investment in real estate, net	$687,509	$346,423

Hotels Owned

        As of December 31, 2009, the Company owned 33 hotels, located in 14 states with an aggregate of 3,900 rooms and consisted of the following: seven Hilton Garden Inn hotels, three Homewood Suites hotels, 11 Hampton Inn hotels, five Courtyard hotels, three Residence Inn hotels, two SpringHill Suites hotels and two Fairfield Inn hotels.

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

        The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each of the 33 hotels. All dollar amounts are in thousands.

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

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

        Of the Company's 33 hotels owned at December 31, 2009, 21 were purchased during 2008 and 12 were acquired during 2009. For the 12 hotels acquired during 2009, the amount of revenue and operating income (excluding acquisition related costs totaling $4.6 million) included in the Company's consolidated income statement from the acquisition date to the period ending December 31, 2009 was approximately $14.7 million and $500,000, respectively. The Company also acquired during 2009, land for the planned construction of a SpringHill Suites hotel to be completed over the next 15 months. The purchase price for the land was $5.1 million. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. To date the Company has incurred $1.8 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

        The purchase price for these properties, net of debt assumed, was funded primarily by the Company's on-going best-efforts offering of Units. The Company assumed approximately $53.8 million of debt secured by six of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $14.9 million in acquisition related costs, including $10.6 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company's Chairman and Chief Executive and approximately $4.3 million in other acquisition related costs, including title, legal and other related costs. In accordance with the Accounting Standards Codification on business combinations, the Company has expensed $5.0 million in acquisition related costs associated with acquiring existing businesses, the execution of new contracts and contract terminations that occurred on or after January 1, 2009. These costs are included in acquisition related costs in the Company's consolidated statements of operations for the year ended December 31, 2009. For acquisitions that occurred prior to January 1, 2009, acquisition related costs totaling $9.9 million were capitalized as part of the cost of the acquisition and included in investment in real estate, net in the Company's consolidated balance sheets.

        In connection with the acquisitions of the Duncanville, Texas, Allen, Texas and Lewisville, Texas Hilton Garden Inn hotels, the Company assumed agreements with the various localities for the use of the hotel's banquet and meeting facilities. These agreements were at above market rates and as a result the Company recorded an asset of approximately $2.1 million associated with these agreements, which is included in other assets, net in the Company's consolidated balance sheets. These amounts are being amortized over the remaining terms (average of approximately 7 years) of the respective agreements, and the unamortized balance totaled approximately $1.7 million and $2.0 million as of December 31, 2009 and 2008.

        No goodwill was recorded in connection with any of the acquisitions.

Land and Improvements and Lease

        On April 7, 2009, the Company completed the preliminary closing with a subsidiary of Chesapeake Energy Corporation under the terms of the purchase and sale contract dated January 21, 2009, as amended, for the purchase of approximately 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area. The purchase price for the land and improvements was approximately $147 million. The preliminary closing provided equitable title to the Company. Subsequent to the preliminary closing, the recorded fee simple title was completed for 111 sites and conveyed to the Company. Each of the 113 individual sites is between approximately two and eleven acres in size. Simultaneous with the preliminary closing, the Company entered into a ground lease for this real estate

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

(the "Lease"). The Lease is with a subsidiary of Chesapeake Energy Corporation, Chesapeake Operating, Inc. (the "Tenant"). Chesapeake Energy Corporation is a guarantor of the Lease. The Lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.5 million to $27.4 million with the average annual rent over the initial term being $21.8 million. Payments under the Lease are required to be made monthly in advance. Currently, the Tenant is producing natural gas or is in the process of developing the sites for the production of natural gas on over 70% of the 113 sites, and anticipates using substantially all of the remaining land for natural gas production. Under the Lease, the Tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the Tenant is required to maintain the real estate in good condition. During the term of the Lease, the Tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the Lease and $1.9 million for the remainder of the Lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

        Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange. Chesapeake Energy Corporation is the second-largest independent producer of natural gas in the United States with interests in approximately 36,000 net drill sites.

        The purchase price for the 417 acres of land and improvements was funded primarily by the Company's on-going best-efforts offering of Units. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The Company capitalized the commission as well as other closing costs as part of the acquisition cost of the land and improvements. Of the total purchase price and associated closing costs, $53 million was recorded to land and $98 million was allocated to land improvements on the Company's consolidated balance sheets.

Note 3

Notes Payable

        In conjunction with the acquisition of seven hotel properties, the Company assumed approximately $57.6 million in debt. During 2009, the Company assumed approximately $19.3 million of debt secured by first mortgage notes on three of its hotel properties (Round Rock, Texas Hampton Inn, Austin, Texas Homewood Suites and Austin, Texas Hampton Inn). During 2008, the Company assumed approximately $34.5 million of debt secured by first mortgage notes on three of its hotel properties. In addition, the Company assumed a non-mortgage note payable of $3.8 million in connection with the Lewisville, Texas Hilton Garden Inn hotel. The following table summarizes the hotel location, interest

Notes to Consolidated Financial Statements (Continued)

Note 3 (Continued)

rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2009 and 2008. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2009	Outstanding balance as of December 31, 2008
Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,754	13,937
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,585	10,759
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,640	9,757
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,110	—
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,448	—
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,445	—

				$57,554	$56,732	$38,203

        The aggregate amounts of principal payable under the Company's debt obligations, for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

2010	$938
2011	996
2012	2,798
2013	1,122
2014	1,191
Thereafter	49,687

56,732
Fair Value Adjustment of Assumed Debt	1,956

Total	$58,688

        A fair value adjustment was recorded upon the assumption of five above market rate mortgage loans (premium), one below market rate mortgage loan (discount) and one below market rate unsecured loan (discount) in connection with the Company's hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 3.9% to 6.5% at the date of assumption. The total adjustment to interest expense was a decrease of $281,500 and an increase of $1,500 for the years ended December 31, 2009 and 2008, respectively.

        The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2009, the carrying value and estimated fair value of the Company's debt was $58.7 million and $56.7 million. As of December 31, 2008, the carrying value and estimated fair value of the Company's debt was $38.6 million and $40.4 million.

        The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, totaling $671,000. Such costs are amortized over the period to maturity

Notes to Consolidated Financial Statements (Continued)

Note 3 (Continued)

of the applicable mortgage loan, as an addition to interest expense. Amortization of such costs totaled $81,000 and $8,000 for the years ended December 31, 2009 and 2008, respectively.

        The Company's interest expense in 2009 is net of interest capitalized in conjunction with hotel renovations and construction totaling $400,000.

        Prior to the commencement of the Company's best-efforts offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund certain start-up costs and offering expenses. The lender was Wachovia Bank, N.A. The line of credit bore interest at a variable rate based on the London Interbank Borrowing Rate (LIBOR). The line of credit was fully paid during May 2008 with net proceeds from the Company's best-efforts offering.

Note 4

Shareholders' Equity

Best-efforts Offering

        The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-147414) filed on April 23, 2008 and was declared effective by the Securities and Exchange Commission on April 25, 2008. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds, net of commissions and marketing expenses totaling $90 million. The Offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company's account. The Company will offer Units until April 25, 2010, unless the offering is extended, or terminated if all of the Units are sold before then. As of December 31, 2009, 83,488,971 Units remained unsold.

Series A Preferred Shares

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

        There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

          (1)   substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

          (2)   the termination or expiration without renewal of the advisory agreement with A9A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

          (3)   the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company's $2 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$1 billion	12.11423
$1.1 billion	13.31991
$1.2 billion	14.52559
$1.3 billion	15.73128
$1.4 billion	16.93696
$1.5 billion	18.14264
$1.6 billion	19.34832
$1.7 billion	20.55400
$1.8 billion	21.75968
$1.9 billion	22.96537
$2 billion	24.17104

        In the event that after raising gross proceeds of $2 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders' interests.

        Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2009, if a triggering event had occurred, expense would have ranged from $0 to $64.0 million (assumes $11 per unit fair market value) and approximately 5.8 million common shares would have been issued.

Preferred Shares

        The Company's articles of incorporation authorize issuance of up to 30 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

Unit Redemption Program

        The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During 2009, the Company redeemed 252,471 Units in the amount of $2.6 million under the program.

Note 5

Stock Option Plan

        During 2008, the Company adopted a non-employee directors' stock option plan (the "Directors' Plan") to provide incentives to attract and retain directors. The Directors' Plan provides for an automatic grant of options to purchase a specified number of Units to directors, who are not employees of the Company. A Compensation Committee ("Committee") was established to administer the Directors' Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 9,523,810 Units. This plan currently relates to the initial public offering of 182,251,082 Units. Therefore, the maximum number of Units authorized under the Directors' Plan is currently 1,651,289 based on the number of Units issued as of December 31, 2009.

        The Directors' Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2009 and 2008, the Company granted options to purchase 49,864 and 31,744 Units under the Directors' Plan and recorded compensation expense totaling $65,000 in 2009 and $26,000 in 2008. All of the options issued have an exercise price of $11 per Unit. Activity in the Company Directors' Plan during 2009 and 2008 is summarized in the following table:

	2009	2008
Outstanding, beginning of year:	31,744	—
Granted	49,864	31,744
Exercised	—	—
Expired or canceled	—	—

Outstanding, end of year:	81,608	31,744

Exercisable, end of year:	81,608	31,744

The weighted-average exercise price:	$11.00	$11.00

Notes to Consolidated Financial Statements (Continued)

Note 6

Management and Franchise Agreements

        Each of the Company's 33 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Dimension Development Two, LLC ("Dimension") (7), Gateway Hospitality Group, Inc. ("Gateway") (5), LBAM-Investor Group, L.L.C. ("LBA") (6), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International ("Marriott") (2), MHH Management, LLC ("McKibbon") (2), Vista Host, Inc. ("Vista") (7), Texas Western Management Partners, L.P. ("Western") (3) and White Lodging Services Corporation ("White") (1). The agreements provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2009 and 2008, the Company incurred approximately $2.6 million and $441,000 in management fees.

        Dimension, Gateway, LBA, McKibbon, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2009 and 2008, the Company incurred approximately $3.4 million and $468,000 in franchise fees.

Note 7

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be at arm's length and the results of the Company's operations may be different than if conducted with non-related parties.

        The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $13.6 million since inception.

        The Company is party to an advisory agreement with A9A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. ("AR6") to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately

Notes to Consolidated Financial Statements (Continued)

Note 7 (Continued)

$2.4 million and $766,000 for the years ended December 31, 2009 and 2008, respectively and $15,000 for the period November 9, 2007 (initial capitalization) through December 31, 2007. Of this total expense, $722,000, $171,000 and $— were fees paid to A9A and $1.7 million, $595,000 and $15,000 were expenses reimbursed by A9A to AR6 for the years ended December 31, 2009 and 2008 and the period November 9, 2007 through December 31, 2007.

        ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

        Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Members of the Company's Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

        During the fourth quarter of 2008, the Company entered into a series of assignment of contracts with Apple REIT Eight, Inc. ("AR8") to become the purchaser under three purchase contracts for four hotels which at the time of the assignment were under construction: a Fairfield Inn & Suites and SpringHill Suites, both 200 room hotels located in Orlando, Florida, with a combined purchase price of $54.8 million, a 119 room SpringHill Suites hotel in Baton Rouge, Louisiana with a purchase price of $15.1 million and a 124 room Hampton Inn & Suites hotel in Rochester, Minnesota with a purchase price of $14.1 million. Under the terms and conditions of the contracts, AR8 assigned to the Company all of its rights and obligations under these purchase contracts. No consideration or fees was paid to AR8 for the assignment of the purchase contracts except for the reimbursement payment of the following: (i) initial deposits totaling $1.2 million made by AR8; and (ii) other costs totaling approximately $64,000 paid by AR8 to third parties. These reimbursement payments did not constitute or result in a profit for AR8. The Company acquired these newly constructed hotels during 2009.

Note 8

Leases

        On April 7, 2009, the Company entered into a ground lease with a subsidiary of Chesapeake Energy Corporation, the largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the real estate in good condition. Future minimum rental payments to be received from the tenant for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

2010	$15,458
2011	15,458
2012	15,458
2013	15,458
2014	16,592
Thereafter	780,450

Total	$858,874

Notes to Consolidated Financial Statements (Continued)

Note 9

Pro Forma Information (Unaudited)

        The following unaudited pro forma information for the years ended December 31, 2009 and 2008 is presented as if the acquisitions of the Company's 33 hotels owned at December 31, 2009 had occurred on the latter of January 1, 2008 or the opening date of the hotel. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Total revenues	$103,976	$81,088
Net income	18,812	11,836
Net income per share—basic and diluted	$0.28	$0.37

        The pro forma information reflects adjustments for actual revenues and expenses of the 33 hotels acquired during 2008 and 2009 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners' debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company's basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses that occurred on or after January 1, 2009.

Note 10

Industry Segments

        The Company has two reportable segments: hotel investments and real estate leased under a long-term triple-net lease. The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. During the second quarter of 2009, the Company closed on the acquisition of 417 acres of land and improvements located on 113 sites in the Ft. Worth area and simultaneously entered into a long-term ground lease with a tenant that will use the land for natural gas production. Prior to this acquisition, the Company's only reportable segment was hotel investments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest

Notes to Consolidated Financial Statements (Continued)

Note 10 (Continued)

income and interest expense. The following table summarizes the results of operations and assets for each segment for the year ending December 31, 2009. Dollar amounts are in thousands.

	For the year ended December 31, 2009
	Hotels	Ground Lease	Corporate	Consolidated
Total revenue	$85,206	$15,961	$—	$101,167
Operating expenses	58,250	79	—	58,329
Acquisition related costs	4,951	—	—	4,951
Depreciation expense	14,095	1,841	—	15,936
General and administrative	—	—	4,079	4,079

Operating income/(loss)	7,910	14,041	(4,079)	17,872
Interest income	—	—	1,282	1,282
Interest expense	(2,300)	—	—	(2,300)

Net income/(loss)	$5,610	$14,041	$(2,797)	$16,854

Total assets as of December 31, 2009	$550,163	$154,078	$278,272	$982,513

Note 11

Significant Tenant

        Chesapeake Energy Corporation leases properties with carrying values that represent approximately 16% of the Company's total assets, at cost, as of December 31, 2009. The following table presents summary financial information for Chesapeake Energy Corporation as of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008, as reported in its December 31, 2009 Form 10-K furnished with the Securities and Exchange Commission (the "SEC").

Chesapeake Energy Corporation
Selected Financial Data
(In millions)

Consolidated Balance Sheet Data:

	December 31, 2009	December 31, 2008
Current assets	$2,446	$4,292
Noncurrent assets	27,468	34,301
Current liabilities	2,688	3,621
Noncurrent liabilities	14,885	17,955
Total equity	12,341	17,017

Notes to Consolidated Financial Statements (Continued)

Note 11 (Continued)

Consolidated Statements of Income Data:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Total revenues	$7,702	$11,629
Total operating costs	16,647	10,172
Operating income (loss)	(8,945)	1,457
Net income (loss)	(5,805)	604

Consolidated Statements of Cash Flows Data:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash provided by operating activities	$4,356	$5,357
Cash used in investing activities	(5,462)	(9,965)
Cash (used in) provided by financing activities	(336)	6,356
Net increase (decrease) in cash and cash equivalents	(1,442)	1,748
Cash and cash equivalents, beginning of period	1,749	1
Cash and cash equivalents, end of period	307	1,749

        The summary financial information of Chesapeake Energy Corporation is presented to comply with applicable accounting regulations of the SEC. References in these financials statements to the financial statements furnished with the SEC for Chesapeake Energy Corporation are included as textual references only, and the information in Chesapeake Energy Corporation's filing is not incorporated by reference into these financial statements.

Note 12

Commitments

        As of December 31, 2009, the Company had outstanding contracts for the potential purchase of eight additional hotels for a total purchase price of $132.1 million. Six of these hotels are under construction and are expected to be completed over the next 12 months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the

Notes to Consolidated Financial Statements (Continued)

Note 12 (Continued)

seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Clovis, CA	Homewood Suites	83	$55	$12,435	(a)
Albany, GA	Fairfield Inn & Suites	87	5	7,920	(a)/(b)
Panama City, FL	TownePlace Suites	103	5	10,640	(a)/(b)
Houston, TX	Marriott	206	200	50,750	(a)/(b)
Holly Springs, NC	Hampton Inn	124	100	14,880	(a)
Ft. Worth, TX	TownePlace Suites	140	500	18,460	(a)/(b)
Jacksonville, NC	Fairfield Inn & Suites	79	125	7,800
Jacksonville, NC	TownePlace Suites	86	125	9,200

		908	$1,115	$132,085

(a)
The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.

(b)
If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

        As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company's consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company's consolidated statements of cash flows. It is anticipated that the purchase price for the outstanding contracts will be funded from the proceeds of the Company's on-going best-efforts offering of Units and cash on hand if a closing occurs.

        On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. The lease terminates on December 31, 2098, subject to the Company's right to exercise two renewal periods of ten years each. The Company intends to use the land to build two nationally recognized brand hotels. Under the terms of the lease the Company has a six month "Study Period" to determine the viability of the hotels. The Company can terminate the lease for any reason during the Study Period, which ends on April 14, 2010. After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the lease at any time. Rent payments are not required until the Company decides to begin construction on the hotels. Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index. As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

        On December 22, 2009, the Company terminated two separate purchase contracts for two hotels to be constructed in Hillsboro, Oregon. The hotels had a combined purchase price of $47.0 million. In connection with the termination of these contracts, the initial deposits of $100,000 each were repaid to the Company.

Notes to Consolidated Financial Statements (Continued)

Note 13

Quarterly Financial Data (Unaudited)

        The following is a summary of quarterly results of operations for the years ended December 31, 2009 and 2008. Income per share for the four quarters in 2009 and 2008 are non-additive in comparison to income per share for the period ended December 31, 2009 and 2008, respectively due to the timing and size of the Company's Unit issuances.

2009 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,683	$26,584	$28,101	$27,799
Net income	$1,550	$5,733	$4,085	$5,486
Basic and diluted net income per common share	$0.03	$0.10	$0.06	$0.06
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

2008 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$719	$10,805
Net income (loss)	$(20)	$294	$988	$890
Basic and diluted net income (loss) per common share	$(1,985.20)	$0.05	$0.04	$0.03
Distributions declared and paid per common share	$—	$0.07	$0.22	$0.22

        Upon completion of the purchase price allocation for the land and land improvements acquired on April 7, 2009, the Company calculated and recorded depreciation expense related to land improvements of $1.8 million of which $614,000 relates to the second quarter and $614,000 relates to the third quarter of 2009. Previously reported amounts have been adjusted to reflect this expense in the quarter to which it relates.

Note 14

Subsequent Events

        In January 2010, the Company declared and paid approximately $7.2 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 5.3 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $58.4 million and proceeds net of selling and marketing costs of $52.5 million.

        In January 2010, the Company redeemed 120,742 Units in the amount of $1.25 million under its Unit Redemption Program.

        In February 2010, the Company declared and paid approximately $7.6 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share. The Company also closed on the issuance of 5.2 million Units through its on-going best-efforts offering, representing gross proceeds to the Company of $57.4 million and proceeds net of selling and marketing costs of $51.6 million.

        On February 1, 2010, the Company entered into a purchase contract for the potential acquisition of a Courtyard in Santa Ana, California. The gross purchase price for the 155 room hotel is $24.8 million, and a refundable deposit of $100,000 was paid by the Company in connection with the

Notes to Consolidated Financial Statements (Continued)

Note 14 (Continued)

contract. The hotel is currently under construction. The number of rooms refers to the expected number of rooms upon completion.

        In February 2010, the Company agreed to sell back to Chesapeake Energy Corporation (Chesapeake) two of the 113 sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company's original purchase price, approximately $2.6 million. The Company did earn and receive rental income for the period held totaling approximately $240,000.

        Subsequent to December 31, 2009, the Company closed on the purchase of five hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price	Rooms	Date of Purchase
Houston, TX	Marriott	$50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	7,920	87	1/14/2010
Panama City, FL	TownePlace Suites	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	9,200	86	2/16/2010

		$90,945	565

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

        Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

        See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company's Independent Registered Public Accounting Firm's attestation report regarding internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2010 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2010 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2010 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2010 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 9(e) of Schedule 14A will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        1.     Financial Statements of Apple REIT Nine, Inc.

    Report of Management on Internal Control Over Financial Reporting

    Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

    Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

    Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

    Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the period November 9, 2007 (initial capitalization) through December 31, 2007

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009 and 2008 and the period November 9, 2007 (initial capitalization) through December 31, 2007

    Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period November 9, 2007 (initial capitalization) through December 31, 2007

    Notes to Consolidated Financial Statements

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

        3.     Exhibits

    Incorporated herein by reference are the exhibits listed under "Exhibits Index" to this Report Available at www.sec.gov.

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2009
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Description	Encumbrances	Land/Land Improvements	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Hotels Owned:
Dothan	AL	Hilton Garden Inn	$—	$1,037	$10,581	$—	$11,618	$(241)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	—	582	8,270	—	8,852	(195)	2009	Jun-09	3 - 39 yrs.	90
Tucson	AZ	Hilton Garden Inn	—	1,008	17,922	4	18,934	(950)	2008	Jul-08	3 - 39 yrs.	125
Clovis	CA	Hampton Inn & Suites	—	1,287	9,888	—	11,175	(176)	2009	Jul-09	3 - 39 yrs.	86
Santa Clarita	CA	Courtyard	—	4,580	18,710	5	23,295	(877)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	—	1,874	7,743	423	10,040	(285)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	—	1,819	15,754	972	18,545	(713)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	—	2,547	14,485	980	18,012	(587)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	—	899	7,418	1,150	9,467	(323)	2000	Oct-08	3 - 39 yrs.	81
Fort Lauderdale	FL	Hampton Inn	—	2,241	17,584	573	20,398	(545)	2000	Dec-08	3 - 39 yrs.	109
Orlando	FL	Fairfield Inn & Suites	—	3,140	22,580	—	25,720	(393)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	—	3,140	25,780	—	28,920	(457)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton Inn & Suites	—	1,605	9,995	2	11,602	(304)	2009	Mar-09	3 - 39 yrs.	95
Baton Rouge	LA	SpringHill Suites	—	1,280	13,870	9	15,159	(168)	2009	Sep-09	3 - 39 yrs.	119
Rochester	MN	Hampton Inn & Suites	—	916	13,225	8	14,149	(205)	2009	Aug-09	3 - 39 yrs.	124
Hattiesburg	MS	Residence Inn	—	911	9,146	3	10,060	(376)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	—	1,071	4,925	579	6,575	(330)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	—	1,236	18,339	725	20,300	(555)	1999	Dec-08	3 - 39 yrs.	122
Twinsburg	OH	Hilton Garden Inn	—	1,424	16,609	445	18,478	(670)	1999	Oct-08	3 - 39 yrs.	142
Pittsburgh	PA	Hampton Inn	—	2,510	18,530	621	21,661	(590)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	—	990	14,652	—	15,642	(544)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	—	695	12,278	11	12,984	(437)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	—	1,105	8,632	—	9,737	(111)	2009	Sep-09	3 - 39 yrs.	90
Allen	TX	Hampton Inn & Suites	—	1,449	11,449	239	13,137	(568)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,585	2,137	16,723	2,345	21,205	(762)	2002	Oct-08	3 - 39 yrs.	150
Austin	TX	Hampton Inn	7,445	1,459	17,184	969	19,612	(407)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Homewood Suites	7,448	1,898	16,462	223	18,583	(371)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	—	1,181	16,176	—	17,357	(741)	2008	Oct-08	3 - 39 yrs.	133
Duncanville	TX	Hilton Garden Inn	13,754	2,387	15,926	439	18,752	(828)	2005	Oct-08	3 - 39 yrs.	142
Frisco	TX	Hilton Garden Inn	—	2,518	12,970	—	15,488	(509)	2008	Dec-08	3 - 39 yrs.	102
Lewisville	TX	Hilton Garden Inn	—	3,372	23,908	36	27,316	(1,142)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	4,110	865	10,999	239	12,103	(291)	2001	Mar-09	3 - 39 yrs.	93
Bristol	VA	Courtyard	9,640	1,729	19,156	79	20,964	(721)	2004	Nov-08	3 - 39 yrs.	175

Total hotels owned			52,982	56,892	477,869	11,079	545,840	(16,372)				3,900
Other real estate investments:
Ft Worth	TX	Land leased to third party	—	151,293	—	8	151,301	(1,841)		Apr-09		—
Alexandria	VA	Hotel under construction	—	5,968	—	1,832	7,800	—		Mar-09		—
Uninstalled FF&E			—	—	—	781	781	—				—

			$52,982	$214,153	$477,869	$13,700	$705,722	$(18,213)				3,900

SCHEDULE III
Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2009
(dollars in thousands)

	2009	2008		2009	2008
Real estate owned:			Accumulated depreciation:
Balance as of January 1	$348,700	$—	Balance as of January 1	$(2,277)	$—
Acquisitions	343,362	348,660	Depreciation expense	(15,936)	(2,277)
Improvements	13,660	40

Balance at December 31	$705,722	$348,700	Balance at December 31	$(18,213)	$(2,277)

(1)
The aggregate cost of real estate for federal income tax purposes is approximately $710 million at December 31, 2009 (unaudited).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 5, 2010
By:	/s/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 5, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 5, 2010
By:	/s/ LISA B. KERN Lisa B. Kern, Director	Date: March 5, 2010
By:	/s/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 5, 2010
By:	/s/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 5, 2010
By:	/s/ ROBERT M. WILY Robert M. Wily, Director	Date: March 5, 2010

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 4 to the registrant's registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)
1.2
Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 4 to the registrant's registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)
3.1
Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)
3.2
Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant's registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)
10.1
Advisory Agreement between the Registrant and Apple Nine Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 4 to the registrant's registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)
10.2
Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 4 to the registrant's registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)
10.3	Omitted
10.4
Apple REIT Nine, Inc. 2008 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to registrant's quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)*
10.5
Purchase Contract dated as of June 5, 2008 between Valencia Tucson, L.L.C. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-147414) filed August 4, 2008)
10.6
Management Agreement dated as of July 31, 2008 between Texas Western Management Partners, L.P. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.6 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.7
Franchise License Agreement dated as of July 31, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.7 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.8
Hotel Lease Agreement effective as of July 31, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.8 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.9
Agreement of Purchase and Sale and Joint Escrow Instructions dated as of July 24, 2008 between Ocean Park Hotels-MMM, L.L.C. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.9 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

Exhibit Number	Description of Documents
10.10	Management Agreement dated as of September 24, 2008 between Dimension Development Two, LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.10 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.11
Courtyard by Marriott Relicensing Franchise Agreement dated as of September 24, 2008 between Marriott International, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.11 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.12
Hotel Lease Agreement effective as of September 24, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.12 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.13
Purchase Contract dated as of August 1, 2008 between Charlotte Lakeside Hotel Limited Partnership and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.14
Management Agreement dated as of September 24, 2008 between MHH Management, LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.14 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.15
Franchise License Agreement dated as of September 25, 2008 between Homewood Suites Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.15 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.16
Hotel Lease Agreement effective as of September 24, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.17
Purchase Contract dated as of August 1, 2008 between RSV Twinsburg Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.17 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.18
Management Agreement dated as of October 6, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.19
Franchise License Agreement dated as of October 7, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.19 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.20
Hotel Lease Agreement effective as of October 6, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.20 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

Exhibit Number	Description of Documents
10.21	Purchase Contract dated as of August 1, 2008 between SCI Allen Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.21 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.22
Purchase Contract dated as of August 1, 2008 between Allen Stacy Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.22 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.23
Management Agreement dated as of September 26, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.23 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.24
Franchise License Agreement dated as of September 26, 2008 between Hampton Inns Franchise LLC and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.24 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.25
Hotel Lease Agreement effective as of September 26, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.25 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.26
Purchase Contract dated as of August 1, 2008 between SCI Lewisville Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.27
Management Agreement dated as of October 16, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.27 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.28
Franchise License Agreement dated as of October 16, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.28 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.29
Hotel Lease Agreement effective as of October 16, 2008 between Apple Nine Hospitality Ownership, Inc. and Apple Nine Hospitality Texas Services, Inc. (Incorporated by reference to Exhibit 10.29 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.30
Purchase Contract dated as of August 1, 2008 between SCI Duncanville Hotel LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.30 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.31
Management Agreement dated as of October 21, 2008 between Gateway Hospitality Group, Inc. and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.31 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

Exhibit Number	Description of Documents
10.32	Franchise License Agreement dated as of October 21, 2008 between Hilton Garden Inns Franchise LLC and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.32 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.33
Hotel Lease Agreement effective as of October 21, 2008 between Apple Nine SPE Duncanville, Inc. and Apple Nine Services Duncanville, Inc. (Incorporated by reference to Exhibit 10.33 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.34
Purchase Contract dated as of August 7, 2008 between Linden Hotel Properties, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.34 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.35
Agreement of Purchase and Sale dated as of August 29, 2008 between RT Clarita Two, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.36
Agreement of Purchase and Sale dated as of August 29, 2008 between RT Clarita, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.37
Purchase Contract dated as of September 11, 2008 between RI Beaumont Property, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.38
Purchase Contract dated as of October 3, 2008 between ES/HIS Hillsboro, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.39
Purchase Contract dated as of October 3, 2008 between ES/HIS Hillsboro, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.40
Purchase Contract dated as of October 6, 2008 between Brothers Hospitality Development, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.41
Purchase Contract dated as of October 10, 2008 between Ralham, L.L.C. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.42
Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

Exhibit Number	Description of Documents
10.43	Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.44
Purchase Contract dated as of October 17, 2008 between ADH LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.44 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.45
Purchase Contract dated as of October 20, 2008 between Sunbelt-CTY, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.46
Purchase Contract dated as of October 20, 2008 between Sunbelt-RPC, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.47
Purchase Contract dated as of October 20, 2008 between Sunbelt-CJT, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.48
Purchase Contract dated as of October 20, 2008 between Sunbelt-RHM, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.49
Purchase Contract dated as of October 20, 2008 between Sunbelt-GDA, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.50
Purchase Contract dated as of October 20, 2008 between Sunbelt-RAG, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to registrant's Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)
10.51
Purchase Contract dated as of October 29, 2008 between MWE Houston Property, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-147414) filed November 4, 2008)
10.52
Purchase Contract dated as of November 12, 2008 between Austin FRH, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.52 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.53
Purchase Contract dated as of November 12, 2008 between FRH Braker, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

Exhibit Number	Description of Documents
10.54	Purchase Contract dated as of November 12, 2008 between RR Hotel Investments, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.54 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.55
Purchase Contract dated as of November 12, 2008 between VH Fort Lauderdale Investment, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.55 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.56
Purchase Contract dated as of November 12, 2008 between MILLROC Portsmouth NH, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.56 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.57
Purchase Contract dated as of November 12, 2008 between Playhouse Square Hotel Associates, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.57 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.58
Purchase Contract dated as of November 12, 2008 between RMRVH Jackson, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.58 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.59
Purchase Contract dated as of November 12, 2008 between CYRMR Jackson, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.59 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.60
Purchase Contract dated as of September 27, 2007 between Grove Street Orlando, LLC and Apple Eight Hospitality, Inc. (Incorporated by reference to Exhibit 10.60 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.61
Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality, Inc. and Apple Nine Hospitality, Inc. (Incorporated by reference to Exhibit 10.61 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.62
Purchase Contract dated as of December 14, 2007 between Viking Fund Baton Rouge (LA), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.62 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.63
Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality Ownership, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.63 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.64
Purchase Contract dated as of January 25, 2008 between Viking Fund Rochester (MN), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.64 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

Exhibit Number	Description of Documents
10.65	Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality Ownership, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.65 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.66
Purchase Contract dated as of December 12, 2008 between Moody National Hospitality I, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.66 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.67
Purchase Contract dated as of January 5, 2009 between Yuma One Limited Partnership and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.67 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.68
Purchase Contract dated as of January 6, 2009 between Viking Fund Holly Springs (NC), LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.68 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.69
Purchase and Sale Contract dated as of January 21, 2009 between Chesapeake Land Development Company, L.L.C. and Apple Nine Ventures, Inc. (Incorporated by reference to Exhibit 10.69 to the registrant's Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)
10.70
First Amendment to Purchase and Sale Contract dated as of March 31, 2009 between Chesapeake Land Development Company, L.L.C. and Apple Nine Ventures, Inc. (Incorporated by reference to Exhibit 10.70 to registrant's Post-effective Amendment No. 3 to Form S-11 (SEC File No. 333-147414) filed April 17, 2009)
10.71
Ground Lease Agreement dated as of April 7, 2009 between Chesapeake Operating, Inc., and Apple Nine Ventures Ownership, Inc. (Incorporated by reference to Exhibit 10.71 to registrant's Post-effective Amendment No. 3 to Form S-11 (SEC File No. 333-147414) filed April 17, 2009)
21.1	Subsidiaries of the Registrant (FILED HEREWITH)
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1
Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*
Denotes Compensation Plan.