Form 10-Q
period 2010-03-31
Apple REIT Nine, Inc.
filed 2010-05-05
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of registrant’s common shares outstanding as of May 1, 2010: 121,954,466

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Apple REIT Nine, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $23,911 and $18,213, respectively	$774,470	$687,509
Cash and cash equivalents	319,827	272,913
Due from third party managers, net	5,249	2,591
Other assets, net	22,082	19,500
Total Assets	$1,121,628	$982,513

Liabilities
Notes payable	$58,367	$58,688
Accounts payable and accrued expenses	3,232	6,420
Total Liabilities	61,599	65,108

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 114,848,474 and 98,509,650 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 114,848,474 and 98,509,650 shares, respectively	1,130,369	968,710
Distributions greater than net income	(70,388)	(51,353)
Total Shareholders’ Equity	1,060,029	917,405

Total Liabilities and Shareholders’ Equity	$1,121,628	$982,513

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenues:
Room revenue	$24,093	$16,637
Other revenue	2,383	2,046
Total hotel revenue	26,476	18,683
Rental revenue	5,297	—
Total revenue	31,773	18,683

Expenses:
Operating expense	7,589	4,854
Hotel administrative expense	2,184	1,408
Sales and marketing	2,397	1,685
Utilities	1,395	868
Repair and maintenance	1,232	912
Franchise fees	1,004	788
Management fees	818	671
Taxes, insurance and other	2,130	1,345
General and administrative	1,310	839
Acquisition related costs	2,151	1,028
Depreciation expense	5,698	2,652
Total expenses	27,908	17,050

Operating income	3,865	1,633

Interest expense, net	(84)	(83)

Net income	$3,781	$1,550

Basic and diluted net income per common share	$0.04	$0.03

Weighted average common shares outstanding - basic and diluted	104,768	45,554

Distributions declared and paid per common share	$0.22	$0.22

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Cash flows from operating activities:
Net income	$3,781	$1,550
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,698	2,652
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	27	81
Straight-line rental income	(1,465)	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(2,635)	(1,503)
(Increase) decrease in other assets, net	507	(386)
Decrease in accounts payable and accrued expenses	(1,950)	(190)
Net cash provided by operating activities	3,963	2,204

Cash flows used in investing activities:
Cash paid for acquisitions, net	(88,409)	(25,963)
Deposits and other disbursements for potential acquisitions, net	(1,918)	(153)
Capital improvements	(5,391)	(233)
Decrease (increase) in capital improvement reserves	132	(100)
Investment in other assets	—	(3,240)
Net cash used in investing activities	(95,586)	(29,689)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	162,845	118,135
Redemptions of common stock	(1,252)	—
Distributions paid to common shareholders	(22,816)	(9,889)
Payments of notes payable	(240)	(123)
Deferred financing costs	—	(64)
Net cash provided by financing activities	138,537	108,059

Increase in cash and cash equivalents	46,914	80,574

Cash and cash equivalents, beginning of period	272,913	75,193

Cash and cash equivalents, end of period	$319,827	$155,767

Non-cash transactions:
Notes payable assumed in acquisitions	$—	$4,175

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2009 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2010.

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

As of March 31, 2010, the Company owned 38 hotels (five purchased during the first quarter of 2010, 12 acquired in 2009 and 21 acquired during 2008).  The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Other Assets

Included in other assets, net on the Company’s consolidated balance sheet is a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for $3.2 million in cash in January 2009.  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The Company’s ownership interest was approximately $2.7 million and $2.8 million at March

31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, the Company recorded a loss of approximately $110,000 and $100,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the deprecation of the aircraft.  The loss is included in general and administrative expense in the Company’s consolidated statements of operations.

Offering Costs

The Company is raising capital through a best-efforts offering of its Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold.  Additionally, the Company has incurred other offering costs including legal, accounting and reporting services.  These offering costs are recorded by the Company as a reduction of shareholders’ equity.  As of March 31, 2010, the Company had sold 115.2 million Units for gross proceeds of $1.3 billion and proceeds net of offering costs of $1.1 billion.  On April 15, 2010, the Company extended its best-efforts offering until April 25, 2011. As a result, the offering will continue until all Units have been sold or until April 25, 2011, whichever occurs sooner.

Rental Income

During April 2009, the Company entered into a ground lease with a subsidiary of Chesapeake, the second-largest independent producer of natural gas in the United States and guarantor of the lease.  The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant.  Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period.  Rental payments are required to be made monthly in advance.  Under the lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition.  The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease.  Rental revenue includes $1.5 million of adjustments to record rent on the straight line basis for the three months ended March 31, 2010.  Straight line rental receivable is included in other assets, net in the Company’s consolidated balance sheet and totaled $6.1 million and $- as of March 31, 2010 and 2009.

Earnings Per Common Share

Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no shares with a dilutive effect for the three months ended March 31, 2010 or 2009.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.  Real Estate Investments

Hotel Acquisitions

The Company acquired five hotels during the first three months of 2010.  The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property.   All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Houston, TX	Marriott	Western	$50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010	(a)
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Total			$90,945	565

(a)          Purchase contract includes a provision for an additional $500,000 to be paid to the seller if certain earnings targets are met over the 15 months subsequent to acquisition.

The purchase price for these properties was funded primarily by the Company’s on-going best-efforts offering of Units.  The Company also used the proceeds of its on-going best-efforts offering to pay approximately $2.2 million in acquisition related costs, including $1.8 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $400,000 in other acquisition related costs, including title, legal and other related costs.  These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2010.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

As of March 31, 2010, the Company owned 38 hotels, located in 15 states with an aggregate of 4,465 rooms and consisted of the following:  seven Hilton Garden Inn hotels, four Homewood Suites hotels, 11 Hampton Inn hotels, five Courtyard hotels, three Residence Inn hotels, two SpringHill Suites hotels, three Fairfield Inn hotels, two TownePlace Suites hotels and one full service Marriott hotel.  Additionally, the Company is in the process of constructing a SpringHill Suites hotel in Alexandria, Virginia which is expected to be completed over the next 12 months.  Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott.  To date the Company has incurred $2.5 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

Land and Land Improvements

In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased from Chesapeake in April 2009 and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company’s original purchase price, approximately $2.6 million.  The Company earned and received rental income for the period held totaling approximately $240,000.

As of March 31, 2010, the Company owned approximately 410 acres of land and land improvements located on 111 sites in the Ft. Worth, Texas area that are being leased to Chesapeake for the production of natural gas.  Chesapeake is a publicly held company that is traded on the New York Stock Exchange.  Chesapeake is the second-largest independent producer of natural gas in the United States with interests in approximately 38,000 net drill sites.

Total Real Estate Investments

At March 31, 2010, the Company’s investment in real estate consisted of the following (in thousands):

Land	$123,636
Land Improvements	95,940
Building and Improvements	529,382
Furniture, Fixtures and Equipment	46,934
Construction in Progress	2,489
798,381
Less Accumulated Depreciation	(23,911)
Investment in real estate, net	$774,470

As of March 31, 2010, the Company had outstanding contracts for the potential purchase of 14 additional hotels for a total purchase price of $254.1 million.  Of these 14 hotels, four are under construction and should be completed over the next 12 months.  The other 10 hotels are expected to close within the next six months.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts.  All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Holly Springs, NC	Hampton Inn	124	$100	$14,880	(a)
Ft. Worth, TX	TownePlace Suites	140	500	18,460	(a)/(b)
Jacksonville, NC	Fairfield Inn & Suites	79	125	7,800
Santa Ana, CA	Courtyard	155	100	24,800	(a)
Miami, FL	Hampton Inn & Suites	121	150	11,900
Boise, ID	Hampton Inn & Suites	186	125	22,370
Rogers, AR	Hampton Inn	122	125	9,600
Rogers, AR	Homewood Suites	126	125	10,900
St. Louis, MO	Hampton Inn	190	125	23,000
St. Louis, MO	Hampton Inn & Suites	126	125	16,000
Kansas City, MO	Hampton Inn	122	125	10,130
Oklahoma City, OK	Hampton Inn & Suites	200	125	32,000
Anchorage, AK	Embassy Suites	169	50	42,000
Lafayette, LA	SpringHill Suites	103	3	10,232	(a)/(b)
		1,963	$1,903	$254,072

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

Four of the hotels under contract require the Company to assume approximately $49.5 million in mortgage debt.  Each of these loans provide for monthly payments of principal and interest on an amortized basis.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each.  The Company intends to use the land to build two nationally recognized brand hotels.  Under the terms of the lease the Company has a “Study Period” to determine the viability of the hotels.  The Company can terminate the lease for any reason during the Study Period, which originally ended on April 14, 2010, and was extended for six months to October 14, 2010.  After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals.  If any of these conditions are not met the Company has the right to terminate the lease at any time.  Rent payments are not required until the Company decides to begin construction on the hotels.  Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index.  As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

4.  Notes Payable

In conjunction with the acquisition of seven hotel properties, the Company assumed approximately $57.6 million in debt.  The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2010 and December 31, 2009.  All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Maturity Date	Principal Assumed	Outstanding balance as of March 31, 2010	Outstanding balance as of December 31, 2009

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,704	13,754
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,538	10,585
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,607	9,640
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,085	4,110
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,406	7,448
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,402	7,445
				$57,554	$56,492	$56,732

(1)   At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt was $58.4 million and $54.3 million.  As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $58.7 million and $56.7 million.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of March 31, 2010, payments to ASRG for services under the terms of this contract have totaled approximately $15.3 million since inception.

The Company is party to an advisory agreement with A9A to provide management services to the Company.  An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company.  The Company will reimburse A9A for the cost of the services provided by AR6.  A9A will in turn reimburse AR6.  Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $810,000 and $460,000 for the three months ended March 31, 2010 and 2009.  Of this total expense, $287,000 and $124,000 were fees paid to A9A and $523,000 and $336,000 were expenses reimbursed by A9A to AR6 for the three months ended March 31, 2010 and 2009.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc. and

Apple REIT Eight, Inc.  Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

6.  Shareholders’ Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the three months ended March 31, 2010, the Company redeemed 120,742 Units in the amount of $1.3 million under the program.  There were no redemptions in the first quarter of 2009.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value).  Based on equity raised through March 31, 2010, if a triggering event had occurred, expense would have ranged from $0 to $76.7 million (assumes $11 per unit fair market value) and approximately 7.0 million common shares would have been issued.

8.  Industry Segments

The Company has two reportable segments:  hotel investments and real estate leased under a long-term triple-net lease.  The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income.  The Company separately evaluates the performance of each of its hotel properties.  However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment.  In addition, the Company owns approximately 410 acres of land and land improvements on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that is leased to a tenant for the production of natural gas.  Under the ground lease, the Company receives monthly rental payments.  Prior to the acquisition of the land in Ft. Worth, Texas, the Company’s only reportable segment was hotel investments.  The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense.  The following table summarizes the results of operations and assets for each segment for the three months ending March 31, 2010.  Dollar amounts are in thousands.

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$26,476	$5,297	$—	$31,773
Operating expenses	18,722	27	—	18,749
Acquisition related costs	2,151	—	—	2,151
Depreciation expense	5,140	558	—	5,698
General and administrative	—	—	1,310	1,310
Operating income/(loss)	463	4,712	(1,310)	3,865
Interest income	—	—	436	436
Interest expense	(520)	—	—	(520)
Net income/(loss)	$(57)	$4,712	$(874)	$3,781

Total assets as of March 31, 2010	$642,831	$152,326	$326,471	$1,121,628

9.  Significant Tenant

A subsidiary of Chesapeake Energy Corporation leases properties with carrying values that represent approximately 14% of the Company’s total assets, at cost, as of March 31, 2010.  The following table presents summary financial information for Chesapeake Energy Corporation as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, as reported in its March 31, 2010 Earnings Release on Form 8-K furnished with the Securities and Exchange Commission (the “SEC”).

Chesapeake Energy Corporation

Selected Financial Data

(In millions)

Consolidated Balance Sheet Data:

	March 31, 2010	December 31, 2009

Current assets	$3,335	$2,446
Noncurrent assets	26,953	27,468
Current liabilities	3,123	2,688
Noncurrent liabilities	14,949	14,885
Total equity	12,216	12,341

Consolidated Statements of Income Data:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Total revenues	$2,798	$1,995
Total operating costs	1,586	11,048
Operating income/(loss)	1,212	(9,053)
Net income/(loss)	596	(5,740)

Consolidated Statements of Cash Flows Data:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Cash provided by operating activities	$1,183	$1,261
Cash used in investing activities	(1,014)	(2,367)
Cash provided by (used in) financing activities	40	(560)
Net increase (decrease) in cash and cash equivalents	209	(1,666)
Cash and cash equivalents, beginning of period	307	1,749
Cash and cash equivalents, end of period	516	83

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

10.  Pro Forma Information (unaudited)

The following unaudited pro forma information for the three months ended March 31, 2009 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2008, and considered significant to the Company’s results of operations, had occurred on the latter of January 1, 2009 or the opening date of the hotel.  The five hotels acquired by the Company in the first three months of 2010 did not have significant results of operations for the period not owned by the Company.  The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

Three Months Ended
March 31,
2009

Total revenues	$21,233
Net income	1,081
Net income per share - basic and diluted	$0.02

The pro forma information reflects adjustments for actual revenues and expenses of the hotels acquired during 2009 for the respective period prior to acquisition by the Company.  Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

11.  Subsequent Events

In April 2010, the Company declared and paid approximately $8.4 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During April 2010, the Company closed on the issuance of 7.3 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $80.2 million and proceeds net of selling and marketing costs of $72.2 million.

In April 2010, the Company redeemed 186,011 Units in the amount of $1.9 million under its Unit Redemption Program.

Subsequent to March 31, 2010, the Company closed on the purchase of five hotels.  The following table summarizes the hotel information.  All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price	Rooms	Date of Purchase
Miami, FL	Hampton Inn & Suites	$11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	16,000	126	4/30/2010
		$103,170	728

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the real estate industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

General

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company, which has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States.  The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008.  Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income.  As of March 31, 2010, the Company owned 38 hotels (five purchased during the first quarter of 2010, 12 acquired in 2009 and 21 acquired during 2008).  The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas.  Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels have not met expectations.  Although there is no way to predict general economic conditions, many industry analysts believe that the hotel industry revenues are stabilizing and will be flat in 2010 as compared to 2009.  In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and property taxes and insurance.

Hotels Owned

As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property.  The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the 38 hotels the Company owned as of March 31, 2010.  All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009
Orlando, FL	Fairfield Inn & Suites	Marriott	25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	Marriott	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	Dimension	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	White	14,136	124	8/3/2009
Johnson City, TN	Courtyard	LBA	9,880	90	9/25/2009
Baton Rouge, LA	SpringHill Suites	Dimension	15,100	119	9/25/2009
Houston, TX	Marriott	Western	50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Total			$616,307	4,465

Of the Company’s 38 hotels owned at March 31, 2010, five were purchased during the first three months of 2010.  The total gross purchase price for these five hotels, with a total of 565 rooms, was $90.9 million.

During 2009, the Company acquired land in Alexandria, Virginia totaling $5.1 million, for the planned construction of a SpringHill Suites hotel to be completed over the next 12 months.  Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott.  To date the Company has incurred $2.5 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units.  The Company assumed approximately $53.8 million of debt secured by six of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties.  The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Maturity Date	Principal Assumed	Outstanding balance as of March 31, 2010

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,704
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,538
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,607
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,085
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,406
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,402
				$57,554	$56,492

(1)          At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

Land and Improvements and Lease

In April 2009, the Company acquired approximately 417 acres of land on 113 sites in the Ft. Worth, Texas area for approximately $147 million from Chesapeake.  Simultaneous to the closing, the Company entered into a ground lease with Chesapeake for the 113 sites.  Chesapeake is using the land for natural gas production.  In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased from Chesapeake in April 2009 and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company’s original purchase price, approximately $2.6 million.  The Company earned and received rental income for the period held totaling approximately $240,000.  The lease has an initial term of 40 years and annual rent ranging from $15.2 million to $26.9 million with the average annual rent being $21.4 million.  Under the lease, Chesapeake is responsible for all operating costs of the real estate.

Chesapeake is a publicly held company that is traded on the New York Stock Exchange.  Chesapeake is the second-largest independent producer of natural gas in the United States with interests in approximately 38,000 net drill sites.

Results of Operations

The following is a summary of the Company’s consolidated financial results for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2010	2009

Revenues:
Hotel revenue	$26,476	$18,683
Rental revenue	5,297	—

Expenses:
Hotel direct expenses	16,619	11,186
Taxes, insurance and other expense	2,130	1,345
General and administrative expenses	1,310	839
Acquisition related costs	2,151	1,028
Depreciation	5,698	2,652

Interest expense, net	(84)	(83)

During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities.  The Company began operations on July 31, 2008 when it purchased its first hotel.  As of March 31, 2010, the Company owned 38 hotels (of which five were acquired during 2010) with 4,465 rooms as compared to 23 hotels, with a total of 2,666 rooms as of March 31, 2009.  The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake for the production of natural gas.  As a result of the acquisition activity during 2009 and 2010, a comparison of operations for 2010 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

Hotel Performance

The following is summary of the operating results of the 38 hotels acquired through March 31, 2010 for their respective periods of ownership by the Company:

	Three Months Ended	% of	Three Months Ended	% of
	March 31,	Hotel	March 31,	Hotel
(in thousands)	2010	Revenue	2009	Revenue

Hotel Revenue:
Room revenue	$24,093		$16,637
Other revenue	2,383		2,046
	26,476		18,683

Hotel Operating Expenses:
Hotel direct expenses	16,619	63%	11,186	60%
Taxes, insurance and other expense	2,103	8%	1,345	7%

Hotel Operating Statistics:
Number of hotels	38		23
ADR	$102		$114
Occupancy	61%		64%
RevPAR	$61		$73

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality.  During the past two years, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel.  As a result, lodging demand in most markets in the United States has declined.  Although economic conditions appear to be stabilizing, the Company expects demand for the industry to continue to be below pre-recession levels until general economic conditions improve.  The Company’s hotels have shown results consistent with industry and brand averages for the period of ownership.

Hotel Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended March 31, 2010 and 2009, the Company had hotel revenue of $26.5 million and $18.7 million, respectively.  This revenue reflects hotel operations for the 38 hotels acquired through March 31, 2010 for their respective periods of ownership by the Company.  For the three months ended March 31, 2010, the hotels achieved combined average occupancy of approximately 61%, ADR of $102 and RevPAR of $61.  For the three months ended March 31, 2009, the hotels achieved combined average occupancy of approximately 64%, ADR of $114 and RevPAR of $73.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

The overall decline in occupancy, ADR and RevPAR is due to several factors.  General economic conditions in the United States have caused industry declines.  In addition, of the 15 hotels acquired by the Company since March 31, 2009, 12 were newly constructed.  Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets.  Therefore, revenue is below anticipated or market levels for this period of time.  Lastly, many of the 15 hotels acquired by the Company since March 31, 2009 have been in markets with ADR below the average of the markets of the first 23 hotels acquired by the Company, thus reducing the overall average.

Due to industry-wide hotel demand declines from a general weakening economy, the Company’s hotel revenue has been lower than anticipated.  While reflecting the impact of declining economic activity, the Company’s hotels continue to lead their respective markets.  The Company’s average RevPAR index was 134 for the first quarter of 2010 (the index excludes hotels under renovation or open less than two years).  The RevPAR index is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts are forecasting RevPAR for 2010 to be flat as compared to 2009.  The Company will continue to pursue market opportunities to improve revenue.

Hotel Operating Expenses

Hotel operating expenses relate to the 38 hotels acquired through March 31, 2010 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2010, hotel operating expenses totaled $16.6 million or 63% of hotel revenue.  For the three months ended March 31, 2009, hotel operating expenses totaled $11.2 million or 60% of hotel revenue.  Nine of the 12 hotels acquired in 2009 and four of the five hotels acquired in 2010 are new hotels and as a result, hotel operating expenses as a percentage of hotel revenue for these hotels are higher than is expected once the properties have established themselves within their markets.  In addition, operating expenses were impacted by several hotel renovations, with approximately 9,200 room nights out of service during the first quarter of 2010 due to such renovations.  While weakened economic conditions persist, the Company will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated that these reductions will offset any future revenue declines.

Taxes, insurance, and other expense for the three months ended March 31, 2010 and 2009 totaled $2.1 million or 8% of hotel revenue and $1.3 million or 7% of hotel revenue.

Rental Revenue

The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009.  In April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with Chesapeake, one of the nation’s largest producers of natural gas.  In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased and release Chesapeake from their associated lease obligations.  Rental payments are fixed and have determinable rent increases during the initial lease term.  The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease.  Rental income for the three months ended March 31, 2010 and 2009 was $5.3 million and $-, respectively and includes $1.5 million and $- of adjustments to record rent on the straight line basis.

Other Expenses

General and administrative expense for the three months ended March 31, 2010 and 2009 was $1.3 million and $839,000, respectively.  The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.

Acquisition related costs for the three months ended March 31, 2010 and 2009 were $2.2 million and $1.0 million, respectively.  In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses that occurred on or after January 1, 2009, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), owned 100% by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  For acquisitions that occurred prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

Depreciation expense for the three months ended March 31, 2010 and 2009 was $5.7 million and $2.7 million, respectively.  Depreciation expense primarily represents expense of the Company’s 38 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  Also, included in depreciation expense for the three months ended

March 31, 2010 is the depreciation of the Company’s land improvements (acquired in April 2009) located on 111 sites in Fort Worth, Texas which is leased to one of the nation’s largest producers of natural gas.

Interest expense for the three months ended March 31, 2010 and 2009 was $520,000 and $523,000, respectively and is net of approximately $206,000 and $- of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of seven of the Company’s hotels (four loan assumptions during 2008 and three in 2009).  During the three months ended March 31, 2010 and 2009, the Company also recognized $436,000 and $440,000 in interest income, representing interest on excess cash invested in short-term money market instruments and certificates of deposit.

Related Parties

The Company has significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of March 31, 2010, payments to ASRG for services under the terms of this contract have totaled approximately $15.3 million since inception.

The Company is party to an advisory agreement with A9A to provide management services to the Company.  An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.  A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company.  The Company will reimburse A9A for the cost of the services provided by AR6.  A9A will in turn reimburse AR6.  Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $810,000 and $460,000 for the three months ended March 31, 2010 and 2009.  Of this total expense, $287,000 and $124,000 were fees paid to A9A and $523,000 and $336,000 were expenses reimbursed by A9A to AR6 for the three months ended March 31, 2010 and 2009.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value).  Based on equity raised through March 31, 2010, if a triggering event had occurred, expense would have ranged from $0 to $76.7 million (assumes $11 per unit fair market value) and approximately 7.0 million common shares would have been issued.

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

The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million.  Subsequent to the minimum offering and through March 31, 2010, an additional 105.7 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $1.0 billion.  On April 25, 2010, the offering was extended for one additional year.  The offering expires on April 25, 2011, provided that the offering will be terminated if all of the Units are sold before then.  As of March 31, 2010, 67,029,405 Units remained unsold.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2010 totaled approximately $22.8 million of which approximately $14.2 million was used to purchase additional Units under the Company’s best-efforts offering.   Thus the net cash distributions were $8.6 million.  The distributions were paid at a monthly rate of $0.073334 per common share.  For the same period the Company’s net cash generated from operations was approximately $4.0 million.  During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds.  The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes.  In May 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions.  The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors.  The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid.  The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles.  To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations.  Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations.  As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which are distributed are not available for investment in properties.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the three months ended March 31, 2010, the Company redeemed 120,742 Units in the amount of $1.3 million under the program.  There were no redemptions for the first quarter of 2009.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2010, the Company held with various lenders $6.2 million in reserves for capital expenditures.  As of March 31, 2010, the Company had six major renovations scheduled to be completed in 2010.  Total capital expenditures on properties owned at March 31, 2010 are anticipated to be approximately $10 million for the remainder of 2010.  Additionally, the Company is in the process of constructing a SpringHill Suites hotel in Alexandria, Virginia which is expected to be completed over the next 12 months.  To date the Company has incurred $2.5 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

As of March 31, 2010, the Company had outstanding contracts for the potential purchase of 14 additional hotels for a total purchase price of $254.1 million.  Of these 14 hotels, four are under construction and should be completed over the next 12 months.  The other 10 hotels are expected to close within the next six months.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts.  All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Holly Springs, NC	Hampton Inn	124	$100	$14,880	(a)
Ft. Worth, TX	TownePlace Suites	140	500	18,460	(a)/(b)
Jacksonville, NC	Fairfield Inn & Suites	79	125	7,800
Santa Ana, CA	Courtyard	155	100	24,800	(a)
Miami, FL	Hampton Inn & Suites	121	150	11,900
Boise, ID	Hampton Inn & Suites	186	125	22,370
Rogers, AR	Hampton Inn	122	125	9,600
Rogers, AR	Homewood Suites	126	125	10,900
St. Louis, MO	Hampton Inn	190	125	23,000
St. Louis, MO	Hampton Inn & Suites	126	125	16,000
Kansas City, MO	Hampton Inn	122	125	10,130
Oklahoma City, OK	Hampton Inn & Suites	200	125	32,000
Anchorage, AK	Embassy Suites	169	50	42,000
Lafayette, LA	SpringHill Suites	103	3	10,232	(a)/(b)
		1,963	$1,903	$254,072

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

Four of the hotels under contract require the Company to assume approximately $49.5 million in mortgage debt.  Each of these loans provide for monthly payments of principal and interest on an amortized basis.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from the proceeds of the Company’s on-going best-efforts offering of Units and cash on hand if a closing occurs.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each.  The Company intends to use the land to build two nationally recognized brand hotels.  Under the terms of the lease the Company has a “Study Period” to determine the viability of the hotels.  The Company can terminate the lease for any reason during the Study Period, which originally ended on April 14, 2010, and was extended for six months to October 14, 2010.  After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals.  If any of these conditions are not met the Company has the right to terminate the lease at any time.  Rent payments are not required until the Company decides to begin construction on the hotels.  Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index.  As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In April 2010, the Company declared and paid approximately $8.4 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

During April 2010, the Company closed on the issuance of 7.3 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $80.2 million and proceeds net of selling and marketing costs of $72.2 million.

In April 2010, the Company redeemed 186,011 Units in the amount of $1.9 million under its Unit Redemption Program.

Subsequent to March 31, 2010, the Company closed on the purchase of five hotels.  The following table summarizes the hotel information.  All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price	Rooms	Date of Purchase
Miami, FL	Hampton Inn & Suites	$11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	16,000	126	4/30/2010
		$103,170	728

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations.  Based on the Company’s cash invested at March 31, 2010, of $320 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.2 million, all other factors remaining the same.

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

PART II.  OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Offering

The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of March 31, 2010.  All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000
Totals:	182,251	Units		$2,000,000

Units Sold:

	9,524	Units	$10.50 per Unit	$100,000
	105,698	Units	$11 per Unit	1,162,677
Totals:	115,222	Units		1,262,677

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission				126,268
2. Expenses of underwriters				—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company				—
4. Fees and expenses of third parties				2,258
Total Expenses of Issuance and Distribution of Common Shares				128,526
Net Proceeds to the Company				$1,134,151

1. Purchase of real estate (net of debt proceeds and repayment)				$714,728
2. Deposits and other costs associated with potential real estate acquisitions				2,643
3. Repayment of other indebtedness, including interest expense paid				5,064
4. Investment and working capital				392,424
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Nine Advisors, Inc.				3,971
b. Apple Suites Realty Group, Inc.				15,321
6. Fees and expenses of third parties				—
7. Other				—
Total of Application of Net Proceeds to the Company				$1,134,151

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  The following is a summary of redemptions during the first quarter of 2010.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2010	120,742	$10.37	373,213	(1)

(1)  The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Documents
3.1

Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2

Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.72

Purchase Agreement dated as of March 16, 2010 between Denali Lodging, LLC and Apple Nine Services Anchorage, LLC (Incorporated by reference to Exhibit 10.72 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

10.73

Purchase Contract dated as of March 16, 2010 between Boise Lodging Investors, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.73 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

10.74

Purchase Contract dated as of March 16, 2010 between Forest Park Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.74 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

10.75

Purchase Contract dated as of March 16, 2010 between Liberty Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.75 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

10.76

Purchase Contract dated as of March 16, 2010 between OKC-Bricktown Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.76 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

10.77

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.77 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

10.78

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates 58, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.78 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

10.79

Purchase Contract dated as of March 16, 2010 between St. Louis Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.79 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414 ) filed April 21, 2010)

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

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 5, 2010
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 5, 2010
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)