Form 10-Q
period 2010-06-30
Apple REIT Nine, Inc.
filed 2010-08-04
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53603

Apple REIT Nine, Inc.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

          Number of registrant’s common shares outstanding as of August 1, 2010: 142,460,656

APPLE REIT NINE, INC.
FORM 10-Q
INDEX

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Apple REIT Nine, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2010	December 31, 2009

	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $30,762 and $18,213, respectively	$907,610	$687,509
Cash and cash equivalents	358,261	272,913
Due from third party managers, net	6,927	2,591
Other assets, net	22,934	19,500

Total Assets	$1,295,732	$982,513

Liabilities
Notes payable	$58,059	$58,688
Accounts payable and accrued expenses	6,142	6,420

Total Liabilities	64,201	65,108

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 134,356,683 and 98,509,650 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 134,356,683 and 98,509,650 shares, respectively	1,323,312	968,710
Distributions greater than net income	(91,829)	(51,353)

Total Shareholders’ Equity	1,231,531	917,405

Total Liabilities and Shareholders’ Equity	$1,295,732	$982,513

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenues:
Room revenue	$32,252	$19,195	$56,345	$35,832
Other revenue	3,375	2,313	5,758	4,359

Total hotel revenue	35,627	21,508	62,103	40,191
Rental revenue	5,343	5,076	10,640	5,076

Total revenue	40,970	26,584	72,743	45,267

Expenses:
Operating expense	9,726	5,512	17,315	10,366
Hotel administrative expense	2,708	1,619	4,892	3,027
Sales and marketing	3,080	1,863	5,477	3,548
Utilities	1,573	945	2,968	1,813
Repair and maintenance	1,543	882	2,775	1,794
Franchise fees	1,367	904	2,371	1,692
Management fees	1,129	665	1,947	1,336
Taxes, insurance and other	2,341	1,686	4,471	3,031
General and administrative	1,765	1,059	3,075	1,898
Acquisition related costs	3,349	1,435	5,500	2,463
Depreciation expense	6,851	3,736	12,549	6,388

Total expenses	35,432	20,306	63,340	37,356

Operating income	5,538	6,278	9,403	7,911

Interest expense, net	(220)	(545)	(304)	(628)

Net income	$5,318	$5,733	$9,099	$7,283

Basic and diluted net income per common share	$0.04	$0.10	$0.08	$0.14

Weighted average common shares outstanding - basic and diluted	122,696	58,320	113,781	51,972

Distributions declared and paid per common share	$0.22	$0.22	$0.44	$0.44

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2010	2009

Cash flows from operating activities:
Net income	$9,099	$7,283
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,549	6,388
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	186	194
Straight-line rental income	(3,011)	(1,469)
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(4,300)	(1,951)
Decrease (increase) in other assets, net	708	(1,605)
Increase in accounts payable and accrued expenses	429	2,252

Net cash provided by operating activities	15,660	11,092

Cash flows used in investing activities:
Cash paid for acquisitions, net	(223,671)	(221,494)
Deposits and other disbursements for potential acquisitions, net	(1,363)	269
Capital improvements	(9,574)	(2,261)
Increase in capital improvement reserves	(69)	(280)
Investment in other assets	—	(3,240)

Net cash used in investing activities	(234,677)	(227,006)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	357,551	252,201
Redemptions of common stock	(3,144)	—
Distributions paid to common shareholders	(49,575)	(22,514)
Payments of notes payable	(466)	(311)
Deferred financing costs	(1)	(300)

Net cash provided by financing activities	304,365	229,076

Increase in cash and cash equivalents	85,348	13,162

Cash and cash equivalents, beginning of period	272,913	75,193

Cash and cash equivalents, end of period	$358,261	$88,355

Non-cash transactions:
Notes payable assumed in acquisitions	$—	$19,284

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Notes to Consolidated Financial Statements

1.  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2009 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2010.

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

          As of June 30, 2010, the Company owned 44 hotels (11 purchased during the first six months of 2010, 12 acquired in 2009 and 21 acquired during 2008). The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas.

     Significant Accounting Policies

     Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Other Assets

          Included in other assets, net on the Company’s consolidated balance sheet is a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for $3.2 million in cash in January 2009. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company’s ownership interest was approximately $2.6 million and $2.8 million at June

30, 2010 and December 31, 2009, respectively. For the three months ended June 30, 2010 and 2009, the Company recorded a loss of approximately $104,000 and $105,000, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded a loss of approximately $213,000 and $205,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft. The loss is included in general and administrative expense in the Company’s consolidated statements of operations.

     Offering Costs

          The Company is raising capital through a best-efforts offering of its Units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. As of June 30, 2010, the Company had sold 134.9 million Units for gross proceeds of $1.5 billion and proceeds net of offering costs of $1.3 billion. On April 15, 2010, the Company extended its best-efforts offering until April 25, 2011. As a result, the offering will continue until all Units have been sold or until April 25, 2011, whichever occurs sooner.

     Rental Income

          During April 2009, the Company entered into a ground lease with a subsidiary of Chesapeake, the second-largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental revenue includes $1.5 million of adjustments to record rent on the straight line basis for the three months ended June 30, 2010 and 2009, and $3.0 million and $1.5 million of adjustments to record rent on the straight line basis for the six months ended June 30, 2010 and 2009. Straight line rental receivable is included in other assets, net in the Company’s consolidated balance sheets and totaled $7.6 million and $4.6 million as of June 30, 2010 and December 31, 2009, respectively.

     Earnings Per Common Share

          Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three and six months ended June 30, 2010 or 2009. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

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

3.  Real Estate Investments

Hotel Acquisitions

                    The Company acquired 11 hotels during the first six months of 2010. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Houston, TX	Marriott	Western	$50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010	(a)
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Miami, FL	Hampton Inn & Suites	Dimension	11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	Stonebridge	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	Raymond	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	Raymond	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	Raymond	16,000	126	4/30/2010
Oklahoma City, OK	Hampton Inn & Suites	Raymond	32,657	200	5/28/2010

Total			$226,772	1,493

(a)	Purchase contract includes a provision for an additional $500,000 to be paid to the seller if certain earnings targets are met over the 15 months subsequent to acquisition.

          The purchase price for these properties was funded primarily by the Company’s on-going best-efforts offering of Units. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $5.5 million in acquisition related costs, including $4.5 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $1.0 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the six months ended June 30, 2010.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

          No goodwill was recorded in connection with any of the acquisitions.

          As of June 30, 2010, the Company owned 44 hotels, located in 20 states with an aggregate of 5,393 rooms and consisted of the following: seven Hilton Garden Inn hotels, five Homewood Suites hotels, 15 Hampton Inn hotels, five Courtyard hotels, three Residence Inn hotels, two SpringHill Suites hotels, three Fairfield Inn hotels, two TownePlace Suites hotels, one Embassy Suites hotel, and one full service Marriott hotel. Additionally, the Company is in the process of constructing a SpringHill Suites hotel in Alexandria, Virginia which is expected to be completed over the next nine months. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. To date the

Company has incurred approximately $4.8 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

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

          As of June 30, 2010, the Company owned approximately 410 acres of land and land improvements located on 111 sites in the Ft. Worth, Texas area that are being leased to Chesapeake for the production of natural gas. Chesapeake is a publicly held company that is traded on the New York Stock Exchange. Chesapeake is the second-largest independent producer of natural gas in the United States with interests in approximately 38,000 net drill sites.

          The land and land improvements were acquired in the second quarter of 2009. The purchase price allocation for the acquisition was not completed until the fourth quarter of 2009. As a result, depreciation expense for the three and six month periods have been increased by approximately $614,000 as compared to amounts reported in the 2009 second quarter Form 10-Q.

Total Real Estate Investments

          At June 30, 2010, the Company’s investment in real estate consisted of the following (in thousands):

Land	$133,460
Land Improvements	95,983
Building and Improvements	648,418
Furniture, Fixtures and Equipment	55,668
Construction in Progress	4,843

938,372
Less Accumulated Depreciation	(30,762)

Investment in real estate, net	$907,610

          As of June 30, 2010, the Company had outstanding contracts for the potential purchase of 11 additional hotels for a total purchase price of $169.2 million. Of these 11 hotels, five are under construction and should be completed over the next 15 months. The other six hotels are expected to close within the next six months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Holly Springs, NC	Hampton Inn	124	$100	$14,880		(a)
Ft. Worth, TX	TownePlace Suites	140	500	18,435		(a)/(b)
Jacksonville, NC	Fairfield Inn & Suites	79	125	7,800
Santa Ana, CA	Courtyard	155	100	24,800		(a)
Rogers, AR	Hampton Inn	122	125	9,600
St. Louis, MO	Hampton Inn	190	125	23,000
Kansas City, MO	Hampton Inn	122	125	10,130
Lafayette, LA	SpringHill Suites	103	3	10,232		(a)/(b)
Lafayette, LA	Hilton Garden Inn	153	150	(c	)
West Monroe, LA	Hilton Garden Inn	134	150	(c	)
Silver Spring, MD	Hilton Garden Inn	107	150	17,400		(a)

		1,429	$1,653	$169,177

(a)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.
(b)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

(c)	The total purchase price for these two hotels is $32.9 million.

          Three of the hotels under contract require the Company to assume approximately $29.0 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

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

4. Notes Payable

          In conjunction with the acquisition of seven hotel properties, the Company assumed approximately $57.6 million in debt. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of June 30, 2010 and December 31, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Maturity Date	Principal Assumed	Outstanding balance as of June 30, 2010	Outstanding balance as of December 31, 2009

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,658	13,754
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,493	10,585
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,577	9,640
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,064	4,110
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,364	7,448
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,360	7,445

				$57,554	$56,266	$56,732

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

          The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt was $58.1 million and $53.7 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $58.7 million and $56.7 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5. Related Parties

          The Company has significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2010, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception.

          The Company is party to an advisory agreement with A9A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.7 million and $956,000 for the six months ended June 30, 2010 and 2009. Of this total expense $623,000 and $283,000 were fees paid to A9A and $1.04 million and $673,000 were expenses reimbursed by A9A to AR6 for the six months ended June 30, 2010 and 2009.

          ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.

          Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

6. Shareholders’ Equity

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2010, the Company redeemed 306,753 Units in the amount of $3.1 million under the program. There were no redemptions in the first six months of 2009.

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

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through June 30, 2010, if a triggering event had occurred, expense would have ranged from $0 to $89.4 million (assumes $11 per unit fair market value) and approximately 8.1 million common shares would have been issued.

8. Industry Segments

          The Company has two reportable segments: hotel investments and real estate leased under a long-term triple-net lease. The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. In addition, the Company owns approximately 410 acres of land and land improvements on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that is leased to a tenant for the production of natural gas. Under the ground lease, the Company receives monthly rental payments. Prior to the acquisition of the land in Ft. Worth, Texas, the Company’s only reportable segment was hotel investments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and six months ending June 30, 2010 and 2009. Dollar amounts are in thousands.

	For the three months ended June 30, 2010

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$35,627	$5,343	$—	$40,970
Operating expenses	23,440	27	—	23,467
Acquisition related costs	3,349	—	—	3,349
Depreciation expense	6,251	600	—	6,851
General and administrative	—	—	1,765	1,765

Operating income/(loss)	2,587	4,716	(1,765)	5,538
Interest income	—	—	400	400
Interest expense	(620)	—	—	(620)

Net income/(loss)	$1,967	$4,716	$(1,365)	$5,318

	For the six months ended June 30, 2010

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$62,103	$10,640	$—	$72,743
Operating expenses	42,162	54	—	42,216
Acquisition related costs	5,500	—	—	5,500
Depreciation expense	11,391	1,158	—	12,549
General and administrative	—	—	3,075	3,075

Operating income/(loss)	3,050	9,428	(3,075)	9,403
Interest income	—	—	836	836
Interest expense	(1,140)	—	—	(1,140)

Net income/(loss)	$1,910	$9,428	$(2,239)	$9,099

Total assets as of June 30, 2010	$778,133	$153,315	$364,284	$1,295,732

	For the three months ended June 30, 2009

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$21,508	$5,076	$—	$26,584
Operating expenses	14,050	26	—	14,076
Acquisition related costs	1,435	—	—	1,435
Depreciation expense	3,122	614	—	3,736
General and administrative	—	—	1,059	1,059

Operating income/(loss)	2,901	4,436	(1,059)	6,278
Interest income	—	—	148	148
Interest expense	(693)	—	—	(693)

Net income/(loss)	$2,208	$4,436	$(911)	$5,733

	For the six months ended June 30, 2009

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$40,191	$5,076	$—	$45,267
Operating expenses	26,581	26	—	26,607
Acquisition related costs	2,463	—	—	2,463
Depreciation expense	5,774	614	—	6,388
General and administrative	—	—	1,898	1,898

Operating income/(loss)	5,373	4,436	(1,898)	7,911
Interest income	—	—	588	588
Interest expense	(1,216)	—	—	(1,216)

Net income/(loss)	$4,157	$4,436	$(1,310)	$7,283

Total assets as of June 30, 2009	$442,904	$152,103	$94,657	$689,664

9. Significant Tenant

          A subsidiary of Chesapeake Energy Corporation leases properties with carrying values that represent approximately 12% of the Company’s total assets, at cost, as of June 30, 2010. The following table presents summary financial information for Chesapeake Energy Corporation, which is a guarantor of the lease, as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, as reported in its June 30, 2010 Earnings Release on Form 8-K furnished with the Securities and Exchange Commission (the “SEC”).

Chesapeake Energy Corporation
Selected Financial Data
(In millions)

Consolidated Balance Sheet Data:

	June 30, 2010	December 31, 2009

Current assets	$3,018	$2,446
Noncurrent assets	29,151	27,468
Current liabilities	3,655	2,688
Noncurrent liabilities	13,699	14,885
Total equity	14,815	12,341

Consolidated Statements of Income Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total revenues	$2,012	$1,673	$4,810	$3,668
Total operating costs	1,565	1,249	3,151	12,297
Operating income/(loss)	447	424	1,659	(8,629)
Net income/(loss)	255	243	993	(5,498)

Consolidated Statements of Cash Flows Data:

	Six Months Ended June 30,
	2010	2009

Cash provided by operating activities	$2,978	$1,998
Cash used in investing activities	(3,732)	(3,465)
Cash provided by financing activities	1,048	272
Net increase (decrease) in cash and cash equivalents	294	(1,195)
Cash and cash equivalents, beginning of period	307	1,749
Cash and cash equivalents, end of period	601	554

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

10. Pro Forma Information (unaudited)

          The following unaudited pro forma information for the three and six months ended June 30, 2010 and 2009 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2008, had occurred on the latter of January 1, 2009 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total revenues	$43,629	$35,438	$83,050	$64,013
Net income	9,161	8,413	14,704	7,636
Net income per share - basic and diluted	$0.07	$0.12	$0.13	$0.13

          The pro forma information reflects adjustments for actual revenues and expenses of the 23 hotels acquired during 2009 and 2010 for the respective period prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

11. Subsequent Events

          In July 2010, the Company declared and paid approximately $9.85 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

          During July 2010, the Company closed on the issuance of 8.3 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $91.5 million and proceeds net of selling and marketing costs of $82.3 million.

          In July 2010, the Company redeemed 212,804 Units in the amount of $2.2 million under its Unit Redemption Program.

          Subsequent to June 30, 2010, the Company closed on the purchase of four hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price		Rooms	Date of Purchase

Ft. Worth, TX	TownePlace Suites	$18,435		140	7/19/2010
Lafayette, LA	Hilton Garden Inn	(a	)	153	7/30/2010
West Monroe, LA	Hilton Garden Inn	(a	)	134	7/30/2010
Silver Spring, MD	Hilton Garden Inn	17,400		107	7/30/2010

		$68,735		534

(a) The total purchase price for these two hotels is $32.9 million.

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

General

          The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income. As of June 30, 2010, the Company owned 44 hotels (11 purchased during the first six months of 2010, 12 acquired in 2009 and 21 acquired during 2008). The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas. Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

          Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels have not met expectations. Although there is no way to predict general economic conditions, many industry analysts believe that the hotel industry revenues are improving and will see low single digit increases in 2010 as compared to 2009. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and property taxes and insurance.

Hotels Owned

          As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the 44 hotels the Company owned as of June 30, 2010. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009
Orlando, FL	Fairfield Inn & Suites	Marriott	25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	Marriott	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	Dimension	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	White	14,136	124	8/3/2009
Johnson City, TN	Courtyard	LBA	9,880	90	9/25/2009
Baton Rouge, LA	SpringHill Suites	Dimension	15,100	119	9/25/2009
Houston, TX	Marriott	Western	50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Miami, FL	Hampton Inn & Suites	Dimension	11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	Stonebridge	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	Raymond	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	Raymond	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	Raymond	16,000	126	4/30/2010
Oklahoma City, OK	Hampton Inn & Suites	Raymond	32,657	200	5/28/2010

Total			$752,134	5,393

          Of the Company’s 44 hotels owned at June 30, 2010, 11 were purchased during the first six months of 2010. The total gross purchase price for these 11 hotels, with a total of 1,493 rooms, was $226.8 million.

          During 2009, the Company acquired land in Alexandria, Virginia totaling $5.1 million, for the planned construction of a SpringHill Suites hotel to be completed over the next nine months. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. To date the Company has incurred approximately $4.8 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

          The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $53.8 million of debt secured by six of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of June 30, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Maturity Date	Principal Assumed	Outstanding balance as of June 30, 2010

Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,658
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,493
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,577
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,064
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,364
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,360

				$57,554	$56,266

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

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

Results of Operations

          The following is a summary of the Company’s consolidated financial results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Revenues:
Hotel revenue	$35,627	$21,508	$62,103	$40,191
Rental revenue	5,343	5,076	10,640	5,076

Expenses:
Hotel direct expenses	21,126	12,390	37,745	23,576
Taxes, insurance and other expense	2,341	1,686	4,471	3,031
General and administrative expenses	1,765	1,059	3,075	1,898
Acquisition related costs	3,349	1,435	5,500	2,463
Depreciation	6,851	3,736	12,549	6,388

Interest expense, net	(220)	(545)	(304)	(628)

          During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. As of June 30, 2010, the Company owned 44 hotels (of which 11 were acquired during 2010) with 5,393 rooms as compared to 27 hotels, with a total of 3,081 rooms as of June 30, 2009. The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake for the production of natural gas. As a result of the acquisition activity during 2009 and 2010, a comparison of operations for 2010 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

     Hotel Performance

          The following is summary of the operating results of the 44 hotels acquired through June 30, 2010 for their respective periods of ownership by the Company:

	Three Months Ended				Six Months Ended

(in thousands)	June 30, 2010	% of Hotel Revenue	June 30, 2009	% of Hotel Revenue	June 30, 2010	% of Hotel Revenue	June 30, 2009	% of Hotel Revenue

Hotel Revenue:
Room revenue	$32,252		$19,195		$56,345		$35,832
Other revenue	3,375		2,313		5,758		4,359

	35,627		21,508		62,103		40,191

Hotel Operating Expenses:
Hotel direct expenses	21,126	59%	12,390	58%	37,745	61%	23,576	59%
Taxes, insurance and other expense	2,314	6%	1,660	8%	4,417	7%	3,005	7%

Hotel Operating Statistics:
Number of hotels	44		27		44		27
ADR	$103		$108		$102		$111
Occupancy	68%		67%		65%		66%
RevPAR	$70		$72		$66		$73

          Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the past two years, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined. Although economic conditions appear to be stabilizing, and in some markets improving, the Company expects revenue for the industry as a whole to continue to be below pre-recession levels until general economic conditions improve. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Hotel Revenues

          The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended June 30, 2010 and 2009, the Company had hotel revenue of $35.6 million and $21.5 million. For the six months ended June 30, 2010 and 2009, the Company had hotel revenue of $62.1 million and $40.2 million. This revenue reflects hotel operations for the 44 hotels acquired through June 30, 2010 and 27 hotels acquired through June 30, 2009 for their respective periods of ownership by the Company. For the three months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 68%, ADR of $103 and RevPAR of $70. For the three months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 67%, ADR of $108 and RevPAR of $72. For the six months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $102 and RevPAR of $66. For the six months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 66%, ADR of $111 and RevPAR of $73. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

          The decline in occupancy, ADR and RevPAR during the first six months of 2010 as compared to the same period in 2009 is due to several factors. General economic conditions in the United States have caused industry declines in certain markets. In addition, of the 17 hotels acquired by the Company since June 30, 2009, 10 were newly constructed. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue is below anticipated or market levels for this period of time. Lastly, many of the 17 hotels acquired by the Company since June 30, 2009 have been in markets with ADR below the average of the markets of the first 27 hotels acquired by the Company, thus reducing the overall average.

          Due to industry-wide hotel revenue declines from a general weakening economy, the Company’s hotel revenue has been lower than anticipated. The industry and the Company have begun to experience slight improvements in its hotel occupancy levels, as evidenced by the overall increase during the second quarter as compared to prior year, however, during the same period, ADR has continued to decline. While reflecting the impact of declining economic activity, the Company’s hotels continue to be leaders in RevPAR in their respective markets. The Company’s average RevPAR index was 133 for the first six months of 2010 (the index excludes hotels under renovation or open less than two years). The RevPAR index is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. Although it is not possible to predict general economic conditions or their impact on the hotel industry, many industry analysts are now forecasting low single digit increases in RevPAR for 2010 as compared to 2009 for hotels established in their market. The Company will continue to pursue market opportunities to improve revenue.

     Hotel Operating Expenses

          Hotel operating expenses relate to the 44 hotels acquired through June 30, 2010 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2010 and 2009, hotel operating expenses totaled $21.1 million or 59% of hotel revenue and $12.4 million or 58% of hotel revenue. For the six months ended June 30, 2010 and 2009, hotel operating expenses totaled $37.7 million or 61% of hotel revenue and $23.6 million or 59% of hotel revenue. Nine of the 12 hotels acquired in 2009 and four (including a full service Marriott hotel) of the 11 hotels acquired in 2010 are new hotels and as a result, hotel operating expenses as a percentage of hotel revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets. In addition, operating expenses were impacted by several hotel renovations, with approximately 11,100 room nights out of service during the first six months of 2010 due to such renovations. While weakened economic conditions persist, the Company will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated that these reductions will offset any future revenue declines.

          Taxes, insurance, and other expense for the three months ended June 30, 2010 and 2009 totaled $2.3 million or 6% of hotel revenue and $1.7 million or 8% of hotel revenue. For the six months ended June 30, 2010 and 2009, taxes, insurance, and other expense totaled $4.4 million or 7% of hotel revenue and $3.0 million or 7% of hotel revenue.

     Rental Revenue

          The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009. In April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with Chesapeake, one of the nation’s largest producers of natural gas. In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased and release Chesapeake from their associated lease obligations. Rental payments are fixed and have determinable rent increases during the initial lease term. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental income for the three months ended June 30, 2010 and 2009 was $5.3 million and $5.1 million, respectively and includes $1.5 million of adjustments to record rent on the straight line basis. Rental income for the six months ended June 30, 2010 and 2009 was $10.6 million and $5.1 million, respectively and includes $3.0 million and $1.5 million of adjustments to record rent on the straight line basis.

     Other Expenses

          General and administrative expense for the three months ended June 30, 2010 and 2009 was $1.8 million and $1.1 million. For the six months ended June 30, 2010 and 2009, general and administrative expenses were $3.1 million and $1.9 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.

          Acquisition related costs for the three months ended June 30, 2010 and 2009 were $3.3 million and $1.4 million, and $5.5 million and $2.5 million for the six months ended June 30, 2010 and 2009. In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses that occurred on or after January 1, 2009, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), owned 100% by Glade M. Knight, Chairman and Chief Executive Officer of the Company. For acquisitions that occurred prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

          Depreciation expense for the three months ended June 30, 2010 and 2009 was $6.9 million and $3.7 million, and $12.5 million and $6.4 million for the six months ended June 30, 2010 and 2009. Depreciation expense primarily represents expense of the Company’s 44 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. Also, included in depreciation expense for the three and six months ended June 30, 2010 and 2009 is the depreciation of the Company’s land improvements (acquired in April 2009) located on 111 sites in Fort Worth, Texas which is leased to one of the nation’s largest producers of natural gas.

          Interest expense for the three months ended June 30, 2010 and 2009 was $620,000 and $693,000, and is net of approximately $110,000 and $60,000 of interest capitalized associated with renovation and construction projects. Interest expense for the six months ended June 30, 2010 and 2009 was $1.1 million and $1.2 million, and is net of approximately $316,000 and $60,000 of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of seven of the Company’s hotels (four loan assumptions during 2008 and three in 2009). During the three months ended June 30, 2010 and 2009, the Company also recognized $400,000 and $148,000 in interest income, and $836,000 and $588,000 for the six months ended June 30, 2010 and 2009, representing interest on excess cash invested in short-term money market instruments and certificates of deposit.

Related Parties

          The Company has significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2010, payments to ASRG for services under the terms of this contract have totaled approximately $18.0 million since inception.

          The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”) to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A9A has entered into an agreement with Apple REIT Six, Inc. (“AR6”) to provide certain management services to the Company. The Company will reimburse A9A for the cost of the services provided by AR6. A9A will in turn reimburse AR6. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.7 million and $956,000 for the six months ended June 30, 2010 and 2009. Of this total expense $623,000 and $283,000 were fees paid to A9A and $1.04 million and $673,000 were expenses reimbursed by A9A to AR6 for the six months ended June 30, 2010 and 2009.

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

          Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $127 million (assumes $11 per unit fair market value). Based on equity raised through June 30, 2010, if a triggering event had occurred, expense would have ranged from $0 to $89.4 million (assumes $11 per unit fair market value) and approximately 8.1 million common shares would have been issued.

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

          The Company is raising capital through a best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which receives selling commissions and a marketing expense allowance based on proceeds of the Units sold. The minimum offering of 9,523,810 Units at $10.50 per Unit was sold as of May 14, 2008, with proceeds net of commissions and marketing expenses totaling $90 million. Subsequent to the minimum offering and through June 30, 2010, an additional 125.4 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $1.2 billion. On April 25, 2010, the offering was extended for one additional year. The offering expires on April 25, 2011, provided that the offering will be terminated if all of the Units are sold before then. As of June 30, 2010, 47,335,185 Units remained unsold.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first six months of 2010 totaled approximately $49.6 million of which approximately $30.7 million was used to purchase additional Units under the Company’s best-efforts offering. Thus the net cash distributions were $18.9 million. The distributions were paid at a monthly rate of $0.073334 per common share. For the same period the Company’s net cash generated from operations was approximately $15.7 million. During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds. The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes. In May 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying dividends on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized dividend rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2010, the Company redeemed 306,753 Units in the amount of $3.1 million under the program. There were no redemptions for the first six months of 2009.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2010, the Company held with various lenders $6.4 million in reserves for capital expenditures. As of June 30, 2010, the Company had six major renovations scheduled to be completed in 2010. Total capital expenditures on properties owned at June 30, 2010 are anticipated to be approximately $8 million for the remainder of 2010. Additionally, the Company is in the process of constructing a SpringHill Suites hotel in Alexandria, Virginia which is expected to be completed over the next nine months. To date the Company has incurred approximately $4.8 million in construction costs and anticipates the total construction costs to be approximately $20-$25 million.

          As of June 30, 2010, the Company had outstanding contracts for the potential purchase of 11 additional hotels for a total purchase price of $169.2 million. Of these 11 hotels, five are under construction and should be completed over the next 15 months. The other six hotels are expected to close within the next six months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Holly Springs, NC	Hampton Inn	124	$100	$14,880	(a)
Ft. Worth, TX	TownePlace Suites	140	500	18,435	(a)/(b)
Jacksonville, NC	Fairfield Inn & Suites	79	125	7,800
Santa Ana, CA	Courtyard	155	100	24,800	(a)
Rogers, AR	Hampton Inn	122	125	9,600
St. Louis, MO	Hampton Inn	190	125	23,000
Kansas City, MO	Hampton Inn	122	125	10,130
Lafayette, LA	SpringHill Suites	103	3	10,232	(a)/(b)
Lafayette, LA	Hilton Garden Inn	153	150	(c)
West Monroe, LA	Hilton Garden Inn	134	150	(c)
Silver Spring, MD	Hilton Garden Inn	107	150	17,400	(a)

		1,429	$1,653	$169,177

(a)	The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise.
(b)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

(c)	The total purchase price for these two hotels is $32.9 million.

          Three of the hotels under contract require the Company to assume approximately $29.0 million in mortgage debt. Each of these loans provide for monthly payments of principal and interest on an amortized basis.

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

Subsequent Events

          In July 2010, the Company declared and paid approximately $9.85 million in dividend distributions to its common shareholders, or $0.073334 per outstanding common share.

          During July 2010, the Company closed on the issuance of 8.3 million Units through its ongoing best-efforts offering, representing gross proceeds to the Company of $91.5 million and proceeds net of selling and marketing costs of $82.3 million.

          In July 2010, the Company redeemed 212,804 Units in the amount of $2.2 million under its Unit Redemption Program.

          Subsequent to June 30, 2010, the Company closed on the purchase of four hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price	Rooms	Date of Purchase

Ft. Worth, TX	TownePlace Suites	$18,435	140	7/19/2010
Lafayette, LA	Hilton Garden Inn	(a)	153	7/30/2010
West Monroe, LA	Hilton Garden Inn	(a)	134	7/30/2010
Silver Spring, MD	Hilton Garden Inn	17,400	107	7/30/2010

		$68,735	534

(a)	The total purchase price for these two hotels is $32.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at June 30, 2010, of $358.3 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.6 million, all other factors remaining the same.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Offering

          The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of June 30, 2010. All amounts in thousands, except per Unit data:

Units Registered:

		9,524	Units	$10.50 per Unit	$100,000
		172,727	Units	$11 per Unit	1,900,000

Totals:		182,251	Units		$2,000,000

Units Sold:

		9,524	Units	$10.50 per Unit	$100,000
		125,392	Units	$11 per Unit	1,379,313

Totals:		134,916	Units		1,479,313

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission				147,931
2.	Expenses of underwriters				—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company				—
4.	Fees and expenses of third parties				2,526

Total Expenses of Issuance and Distribution of Common Shares					150,457

Net Proceeds to the Company					$1,328,856

1.	Purchase of real estate (net of debt proceeds and repayment)				$849,990
2.	Deposits and other costs associated with potential real estate acquisitions				2,088
3.	Repayment of other indebtedness, including interest expense paid				6,089
4.	Investment and working capital				447,825
5.	Fees to the following (all affiliates of officers of the Company):
	a. Apple Nine Advisors, Inc.				4,827
	b. Apple Suites Realty Group, Inc.				18,037
6.	Fees and expenses of third parties				—
7.	Other				—

Total of Application of Net Proceeds to the Company					$1,328,856

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

Program. The following is a summary of redemptions during the second quarter of 2010 (no redemptions occurred in May and June 2010).

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2010	186,011	10.17	559,224	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1

Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2

Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.72

Purchase Agreement dated as of March 16, 2010 between Denali Lodging, LLC and Apple Nine Services Anchorage, LLC (Incorporated by reference to Exhibit 10.72 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.73

Purchase Contract dated as of March 16, 2010 between Boise Lodging Investors, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.73 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.74

Purchase Contract dated as of March 16, 2010 between Forest Park Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.74 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.75

Purchase Contract dated as of March 16, 2010 between Liberty Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.75 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.76

Purchase Contract dated as of March 16, 2010 between OKC-Bricktown Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.76 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.77

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.77 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.78

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates 58, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.78 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.79

Purchase Contract dated as of March 16, 2010 between St. Louis Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.79 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.80

Purchase Contract dated as of May 28, 2010 between Lodging America of West Monroe, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.80 to registrant’s Post-effective Amendment No. 9 to Form S-11 (SEC File No. 333-147414) filed July 21, 2010)

10.81

Purchase Contract dated as of May 28, 2010 between Jackie’s International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.81 to registrant’s Post-effective Amendment No. 9 to Form S-11 (SEC File No. 333-147414) filed July 21, 2010)

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

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 4, 2010

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 4, 2010

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)