Form 10-K
period 2010-12-31
Apple REIT Nine, Inc.
filed 2011-03-11
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53603

APPLE REIT NINE, INC.
(Exact name of registrant as specified in its charter)

Virginia (State of Organization)	26-1379210 (I.R.S. Employer Identification Number)

814 East Main Street Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)

(804) 344-8121 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Nine, Inc.’s common equity last sold, which was $11, on June 30, 2010, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,477,924,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2011 was 181,714,574.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 12, 2011.

APPLE REIT NINE, INC.
FORM 10-K
Index

This Form 10-K includes references to certain trademarks or service marks. The Hampton Inn®, Hampton Inn and Suites®, Homewood Suites® by Hilton, Embassy Suites Hotels ®, Hilton Garden Inn®, Home2 Suites® by Hilton and Hilton® trademarks are the property of Hilton Worldwide or one or more of its affiliates. The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott, SpringHill Suites® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Nine, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1. Business

The Company is a Virginia corporation that was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing under its on-going best-efforts offering occurred on May 14, 2008 and the Company began operations on July 31, 2008 when it purchased its first hotel. As of December 31, 2010, the Company owned 76 hotels operating in 26 states. The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas. The Company completed its best-efforts offering of Units in December 2010.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Intermountain Management, LLC (“Intermountain”), LBAM-Investor Group, L.L.C. (“LBA”), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) and White Lodging Services Corporation (“White”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes two segments, hotels and a ground lease. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The address of the Company’s Internet website is www.applereitnine.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The Company’s acquisition strategy includes purchasing hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. Although the Company’s primary focus is hotels, the Company has pursued other advantageous buying opportunities for income producing real estate. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s properties by, where cost effective, renovating existing properties, aggressively managing rates and partnering with industry leaders in property management and leading brands, thereby improving revenue and operating performance of each property in their individual market. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned acquisitions and strong asset management will improve financial results, although there can be no assurance of these results.

As of December 31, 2010, the Company owned 76 hotels (43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008). In addition, as of December 31, 2010, the Company had entered into contracts for the purchase of 12 additional hotels for a total purchase price of approximately $209.2 million. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts.

The Company also owns approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area, which were acquired in April 2009. Simultaneous with the purchase, the Company entered into a ground lease for this real estate with a subsidiary of Chesapeake, a guarantor of the lease. Chesapeake is using the land for natural gas production. The lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from approximately $15.2 million to $26.9 million with the average annual rent over the initial term being $21.4 million. Payments under the lease are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the real estate in good condition. During the term of the lease, the tenant has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the lease and $1.9 million for the remainder of the lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

Chesapeake is a publicly held company that is traded on the New York Stock Exchange. Chesapeake is the second-largest independent producer of natural gas in the United States. If Chesapeake does not perform under the lease, the Company would be subject to market conditions at the time of the default and therefore the return on investment could be less than if Chesapeake continues to perform.

Financing

The Company purchased 43 hotels in 2010. The total gross purchase price for these properties was approximately $781.6 million. The Company used the proceeds from its on-going best-efforts offering, completed in December 2010, in addition to assuming secured debt of $42.7 million associated with five of its hotel acquisitions, to fund the purchase price.

The Company has 12 notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $98.3 million ($94.5 million of secured debt and $3.8 million of unsecured debt) at December 31, 2010, maturity dates ranging from September 2015 to October 2032 and stated interest rates ranging from 0% to 6.6%. The Company’s cash balances at December 31, 2010 totaled $224.1 million. The Company’s principal source of liquidity is cash on hand and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations and cash on hand will be adequate to meet its liquidity requirements, including required distributions to shareholders to maintain its REIT status, property acquisitions under contract, capital expenditures, and debt service. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. Should cash flow from operations not be adequate to meet this objective, the Company may utilize additional financing. The Company may also utilize additional financing to complete its remaining acquisition contracts.

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

Hotel Operating Performance

During the period from the Company’s initial formation on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. During the remainder of 2008, the Company purchased an additional 20 hotel properties. With the purchase of an additional 12 hotels in 2009 and 43 hotels in 2010, the Company owned 76 hotels as of December 31, 2010. These hotels are located in 26 states with an aggregate of 9,695 rooms and consisted of the following: two Embassy Suites hotels, 17 Hilton Garden Inn hotels, six Homewood Suites hotels, 20 Hampton Inn hotels, 11 Courtyard hotels, six Residence Inn hotels, five SpringHill Suites hotels, five Fairfield Inn hotels, three TownePlace Suites hotels and one full service Marriott hotel.

Room revenue for these hotels for the year ended December 31, 2010 totaled $145.0 million, and the hotels achieved average occupancy of 65%, ADR of $102 and RevPAR of $66 for the period owned in 2010. Room revenue for the year ended December 31, 2009 totaled $76.2 million, and the hotels achieved average occupancy of 62%, ADR of $104 and RevPAR of $64 for the period owned during 2009. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the past two years, the overall economy has had a considerable negative impact on both consumer and business travel. However, more recently, the hotel industry has experienced improvements in both leisure and business travel, resulting in an increase in revenue in most markets. Although the industry in general has revenue below pre-recession levels, the industry and the Company have begun to experience improvements in its hotel occupancy levels, as reflected in the overall increase of the Company’s occupancy during 2010 as compared to the prior year. The improvement in occupancy is partially a result of reduced room rates as reflected in the ADR decline in 2010 versus 2009. The Company believes the ADR has stabilized in most markets and should improve slightly in 2011. Additionally, the Company’s hotels continue to be leaders in RevPAR in their respective markets. The Company’s average RevPAR index was 129 for 2010 (the index excludes hotels under renovation or open less than two years). The RevPAR index is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. Although it is not possible to predict general economic conditions or their impact on the hotel industry, many industry analysts are forecasting a mid-single digit percentage increase in revenue for 2011 as compared to 2010. The Company will continue to pursue market opportunities to improve revenue.

Management and Franchise Agreements

Each of the Company’s 76 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension, Gateway, Intermountain, LBA, Marriott, McKibbon, Raymond, Stonebridge, Vista, Western or White. The agreements provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $5.1 million, $2.6 million and $441,000 in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.2 million, $3.4 million and $468,000 in franchise fees.

Hotel Maintenance and Renovation

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2010 and 2009, the Company’s capital improvements on existing hotels were approximately $9.9 million and $11.8 million.

Employees

The Company does not have any employees. During 2010, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A9A which in turn utilizes personnel from Apple REIT Six, Inc.

Environmental Matters

In connection with each of the Company’s acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal inquires that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or if necessary any available other financing sources to make distributions.

Property Acquisitions

The Company acquired a total of 43 hotels during 2010. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Houston, TX	Marriott	Western	$50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010	(a)
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Miami, FL	Hampton Inn & Suites	Dimension	11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	Stonebridge	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	Raymond	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	Raymond	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	Raymond	16,000	126	4/30/2010
Oklahoma City, OK	Hampton Inn & Suites	Raymond	32,657	200	5/28/2010
Ft Worth, TX	TownePlace Suites	Western	18,435	140	7/19/2010
Lafayette, LA	Hilton Garden Inn	LBA	17,261	153	7/30/2010
West Monroe, LA	Hilton Garden Inn	InterMountain	15,639	134	7/30/2010
Silver Spring, MD	Hilton Garden Inn	White	17,400	107	7/30/2010
Rogers, AR	Hampton Inn	Raymond	9,600	122	8/31/2010
St. Louis, MO	Hampton Inn	Raymond	23,000	190	8/31/2010
Kansas City, MO	Hampton Inn	Raymond	10,130	122	8/31/2010
Alexandria, LA	Courtyard	LBA	9,915	96	9/15/2010
Grapevine, TX	Hilton Garden Inn	Western	17,000	110	9/24/2010
Nashville, TN	Hilton Garden Inn	Vista	42,667	194	9/30/2010
Indianapolis, IN	SpringHill Suites	White	12,800	130	11/2/2010
Mishawaka, IN	Residence Inn	White	13,700	106	11/2/2010
Phoenix, AZ	Courtyard	White	16,000	164	11/2/2010
Phoenix, AZ	Residence Inn	White	14,000	129	11/2/2010
Mettawa, IL	Residence Inn	White	23,500	130	11/2/2010
Mettawa, IL	Hilton Garden Inn	White	30,500	170	11/2/2010
Austin, TX	Hilton Garden Inn	White	16,000	117	11/2/2010
Novi, MI	Hilton Garden Inn	White	16,200	148	11/2/2010
Warrenville, IL	Hilton Garden Inn	White	22,000	135	11/2/2010
Schaumburg, IL	Hilton Garden Inn	White	20,500	166	11/2/2010
Salt Lake City, UT	SpringHill Suites	White	17,500	143	11/2/2010
Austin, TX	Fairfield Inn & Suites	White	17,750	150	11/2/2010
Austin, TX	Courtyard	White	20,000	145	11/2/2010
Chandler, AZ	Courtyard	White	17,000	150	11/2/2010
Chandler, AZ	Fairfield Inn & Suites	White	12,000	110	11/2/2010
Tampa, FL	Embassy Suites	White	21,800	147	11/2/2010
Andover, MA	SpringHill Suites	Marriott	6,500	136	11/5/2010
Philadelphia (Collegeville), PA	Courtyard	White	20,000	132	11/15/2010
Holly Springs, NC	Hampton Inn	LBA	14,880	124	11/30/2010
Philadelphia (Malvern), PA	Courtyard	White	21,000	127	11/30/2010
Arlington, TX	Hampton Inn & Suites	Western	9,900	98	12/1/2010
Irving, TX	Homewood Suites	Western	10,250	77	12/29/2010

Total			$781,599	5,795

(a)	Purchase contract includes a provision for an additional $500,000 to be paid to the seller if certain earnings targets are met over the 15 months subsequent to acquisition.

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $42.7 million of debt during 2010, associated with five of its hotel acquisitions. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed
Rogers, AR	Hampton Inn	5.20%	9/1/2015	$8,337
St. Louis, MO	Hampton Inn	5.30%	9/1/2015	13,915
Kansas City, MO	Hampton Inn	5.45%	10/1/2015	6,517
Philadelphia (Malvern), PA	Courtyard	6.50%	10/1/2032	7,894
Irving, TX	Homewood Suites	5.83%	4/11/2017	6,052

				$42,715

The Company also used the proceeds of its on-going best-efforts offering to pay approximately $15.6 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Potential Acquisitions and Construction Projects

As of December 31, 2010, the Company had outstanding contracts for the potential purchase of 12 additional hotels for a total purchase price of $209.2 million. Of these 12 hotels, five are under construction and should be completed over the next three to 18 months. The seven existing hotels are expected to close by the end of the second quarter of 2011. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating(a)
Jacksonville, NC	Fairfield Inn & Suites	79	$125	$7,800
Texarkana, TX	Hampton Inn & Suites	81	100	9,100	(d)
Manassas, VA	Residence Inn	107	125	14,900
Mount Laurel, NJ	Homewood Suites	118	125	15,000
San Bernardino, CA	Residence Inn	95	125	13,600
West Orange, NJ	Courtyard	131	125	21,500
Dallas, TX	Hilton	224	1,000	41,000	(d)
Under Construction(b)
Santa Ana, CA	Courtyard	155	5,920	24,800
Lafayette, LA	SpringHill Suites	103	3	10,232	(c)
Tucson, AZ	TownePlace Suites	124	3,963	15,852	(c)
El Paso, TX	Hilton Garden Inn	145	10	19,974	(c)
Nashville, TN	Home2 by Hilton	110	500	15,400

		1,472	$12,121	$209,158

(a)	The hotels are currently operational and assuming all conditions to closing are met should close within three to four months from December 31, 2010.

(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met should close within the next 18 months from December 31, 2010.

(c)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

(d)	Purchase contract for these hotels require the Company to assume approximately $26.2 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.

Also, the Company has two development projects in process. During 2009, the Company acquired land in Alexandria, Virginia totaling $5.1 million, for the planned construction of a SpringHill Suites hotel to be completed in March 2011. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. As of December 31, 2010, the Company has incurred $14.8 million in construction costs and anticipates the total cost to be approximately $25 million. The second project is for the development of a Courtyard and Residence Inn on a single site in Richmond, Virginia. This project is only in the planning phase and is subject to numerous conditions prior to starting construction; therefore, there can be no assurance that the project will be completed.

With the exception of one purchase contract entered into in January 2011, the Company does not plan to enter into contracts for the acquisition of any hotels other than the ones discussed in this section.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the Board of Directors approved the purchase of the note discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2010, payments to ASRG for fees under the terms of this contract have totaled approximately $29.1 million since inception.

The Company is party to an advisory agreement with A9A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $3.6 million, $2.4 million and $766,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.5 million, $722,000 and $171,000 were fees paid to A9A and $2.1 million, $1.7 million and $.6 million were expenses reimbursed (or paid directly to AR6 on behalf of A9A or ASRG) by A9A or ASRG to AR6 for the years ended December 31, 2010, 2009 and 2008. The expenses reimbursed are approximately $1.1 million, $.9 million and $.3 million, respectively, for costs reimbursed under the contract with ASRG and approximately $1.0 million, $.8 million and $.3 million respectively of costs reimbursed under the contract with A9A.

The advisors are staffed with personnel of Apple REIT Six, Inc. (“AR6”). AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A8A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

The Company is a member of Apple Air Holding, LLC (“Apple Air”) which owns two Lear jets for acquisition, asset management and renovation purposes. The other members of Apple Air are AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. The note balance net of unamortized discount totaled $10.9 million as of December 31, 2010. The interest rate on this mortgage is a variable rate based on the 3-month LIBOR, and as is currently 5.0%. The note requires monthly payments of principal and interest and matures on February 1, 2012. The borrower on the note is Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note is secured by a Hilton Garden Inn hotel located in Columbia, South Carolina.

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

Current General Economic Slowdown in the Lodging Industry

A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States has emerged from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in 2010; as a result the Company continues to experience reduced revenue as compared to pre-recessionary periods. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

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

Significant Tenant

The Company has approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area that are leased to one tenant under a long term lease. The leased real estate is being used by the tenant for natural gas production and is subject to a 40 year lease. The purchase price for the land and improvements was approximately $145 million. The rental income generated from the leased properties represents approximately 12% of the Company’s total revenue. If the tenant does not perform under the lease, the Company would be subject to market conditions at the time of default. Therefore the return on the investment in the real estate could be less than if the tenant performs under the lease.

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

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

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

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to acquire properties, perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet its cash requirements.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2010, the Company owned 76 hotels located in 26 states with an aggregate of 9,695 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	20	2,447
Hilton Garden Inn	17	2,364
Courtyard	11	1,403
Homewood Suites	6	617
Fairfield Inn	5	613
TownePlace Suites	3	329
Residence Inn	6	672
SpringHill Suites	5	728
Marriott	1	206
Embassy Suites	2	316

	76	9,695

During 2009, the Company acquired land in Alexandria, Virginia totaling $5.1 million, for the planned construction of a SpringHill Suites hotel to be completed in March 2011. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. As of December 31, 2010, the Company has incurred $14.8 million in construction costs and anticipates the total cost to be approximately $25 million.

The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake for the production of natural gas. The purchase price for the land and improvements was approximately $145 million.

The following table includes the location of each property, the date of construction (if applicable), the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land/Land Improvements	Bldg./FF&E
Hotels Owned:
Anchorage	AK	Embassy Suites	$—	$2,955	$39,053	$34	$42,042	$(956)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	—	1,037	10,581	3	11,621	(651)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	—	582	8,270	—	8,852	(527)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	8,286	961	8,483	5	9,449	(132)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	—	1,375	9,514	15	10,904	(277)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	—	1,061	16,014	—	17,075	(92)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	—	778	11,272	—	12,050	(64)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	—	1,413	14,669	—	16,082	(79)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	—	1,111	12,953	—	14,064	(74)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	—	1,008	17,922	7	18,937	(1,582)	2008	Jul-08	3 - 39 yrs.	125
Clovis	CA	Hampton Inn & Suites	—	1,287	9,888	—	11,175	(525)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	—	1,500	10,970	—	12,470	(360)	2010	Feb-10	3 - 39 yrs.	83
Santa Clarita	CA	Courtyard	—	4,580	18,710	9	23,299	(1,535)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	—	1,874	7,743	435	10,052	(544)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	—	1,819	15,754	1,124	18,697	(1,366)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	—	2,547	14,485	1,008	18,040	(1,126)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	—	899	7,418	1,218	9,535	(701)	2000	Oct-08	3 - 39 yrs.	81
Fort Lauderdale	FL	Hampton Inn	—	2,241	17,584	1,077	20,902	(1,178)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	—	1,972	9,987	1,074	13,033	(278)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	—	3,140	22,580	49	25,769	(1,176)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	—	3,140	25,780	—	28,920	(1,362)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton Inn & Suites	—	1,605	9,995	12	11,612	(666)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	—	908	9,549	—	10,457	(348)	2010	Jan-10	3 - 39 yrs.	103
Tampa	FL	Embassy Suites	—	1,824	20,058	—	21,882	(103)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	—	899	7,263	—	8,162	(273)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	—	1,335	21,114	2	22,451	(521)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	—	2,246	28,328	—	30,574	(145)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	—	1,722	21,843	—	23,565	(112)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	—	1,450	19,122	—	20,572	(105)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	—	1,171	20,894	—	22,065	(108)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	—	1,310	11,542	—	12,852	(61)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	—	898	12,862	—	13,760	(67)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	—	1,099	8,827	—	9,926	(113)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	—	1,280	13,870	9	15,159	(671)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	—	—	17,898	23	17,921	(273)	2006	Jul-10	3 - 39 yrs.	153
West Monroe	LA	Hilton Garden Inn	—	832	14,872	4	15,708	(238)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	—	701	5,799	—	6,500	(30)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	—	1,361	16,094	3	17,458	(274)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	—	1,213	15,052	—	16,265	(85)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	—	916	13,225	14	14,155	(695)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,479	726	9,363	4	10,093	(148)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn & Suites	—	758	15,287	11	16,056	(350)	2006	Apr-10	3 - 39 yrs.	126
St. Louis	MO	Hampton Inn	13,831	1,758	20,954	62	22,774	(271)	2003	Aug-10	3 - 39 yrs.	190
Hattiesburg	MS	Residence Inn	—	911	9,146	3	10,060	(723)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	—	1,071	4,925	3,332	9,328	(902)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	—	1,236	18,339	1,832	21,407	(1,258)	1999	Dec-08	3 - 39 yrs.	122
Holly Springs	NC	Hampton Inn	—	1,620	13,260	—	14,880	(83)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	—	632	8,608	6	9,246	(269)	2008	Feb-10	3 - 39 yrs.	86
Twinsburg	OH	Hilton Garden Inn	—	1,424	16,609	586	18,619	(1,274)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	—	1,430	31,327	9	32,766	(676)	2009	May-10	3 - 39 yrs.	200
Collegeville	PA	Courtyard	—	2,115	17,953	8	20,076	(82)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,880	996	20,374	2	21,372	(99)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	—	2,510	18,530	1,071	22,111	(1,245)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	—	990	14,652	—	15,642	(1,045)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	—	695	12,278	11	12,984	(841)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	—	1,105	8,632	—	9,737	(442)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	—	3,937	38,814	3	42,754	(414)	2009	Sep-10	3 - 39 yrs.	194
Allen	TX	Hampton Inn & Suites	—	1,449	11,449	258	13,156	(1,023)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,401	2,137	16,724	2,714	21,575	(1,649)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	—	1,217	8,738	—	9,955	(24)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	—	1,580	18,492	—	20,072	(102)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Hampton Inn	7,274	1,459	17,184	1,608	20,251	(1,082)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	—	1,614	14,451	—	16,065	(78)	2008	Nov-10	3 - 39 yrs.	117

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
As of December 31, 2010
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land/Land Improvements	Bldg./FF&E
Austin	TX	Homewood Suites	7,279	1,898	16,462	1,969	20,329	(1,026)	1997	Apr-09	3 - 39 yrs.	97
Austin	TX	Fairfield Inn & Suites	—	1,306	16,504	—	17,810	(92)	2009	Nov-10	3 - 39 yrs.	150
Beaumont	TX	Residence Inn	—	1,181	16,176	2	17,359	(1,334)	2008	Oct-08	3 - 39 yrs.	133
Duncanville	TX	Hilton Garden Inn	13,560	2,387	15,926	448	18,761	(1,532)	2005	Oct-08	3 - 39 yrs.	142
Fort Worth	TX	TownePlace Suites	—	2,104	16,311	—	18,415	(276)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	—	2,518	12,970	2	15,490	(978)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	—	1,522	15,543	—	17,065	(179)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	—	4,143	46,623	—	50,766	(1,597)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	6,041	705	9,610	—	10,315	(25)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	—	3,372	23,908	39	27,319	(2,056)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	4,017	865	10,999	659	12,523	(662)	2001	Mar-09	3 - 39 yrs.	93
Salt Lake City	UT	SpringHill Suites	—	1,092	16,465	—	17,557	(90)	2009	Nov-10	3 - 39 yrs.	143
Bristol	VA	Courtyard	9,514	1,729	19,156	782	21,667	(1,363)	2004	Nov-08	3 - 39 yrs.	175

Total hotels owned			94,562	118,242	1,200,579	21,546	1,340,367	(44,763)				9,695
Other real estate investments:
Ft Worth	TX	Land leased to third party	—	148,677	—	8	148,685	(4,199)		Apr-09		—
Alexandria	VA	Hotel under construction	—	5,968	—	14,766	20,734	—		Mar-09		—
Other			—	—	—	1,098	1,098	—				—

			$94,562	$272,887	$1,200,579	$37,418	$1,510,884	$(48,962)				9,695

Investment in real estate at December 31, 2010, consisted of the following (in thousands):

Land	$176,904
Land Improvements	95,983
Building and Improvements	1,134,979
Furniture, Fixtures and Equipment	87,839
Construction in Progress	15,179

1,510,884
Less Accumulated Depreciation	(48,962)

Investment in real estate, net	$1,461,922

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2010 there were 181.3 million Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2010, the Units were held by approximately 38,500 beneficial shareholders.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. As of December 31, 2010, no Units have been issued under the plan.

Unit Redemption Program

Effective in October 2009, the Company’s Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed 978,423 Units in the amount of $10.1 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date in 2010, which was in October 2010. See the Company’s complete consolidated statement of cash flows for the years ended December 31, 2010, 2009 and 2008 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the fourth quarter of 2010 (no redemptions occurred in November and December of 2010).

Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2010	206,395	$10.23	978,423	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to up to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

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

Series B Convertible Preferred Shares

In November 2007 the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A9A or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2010 and 2009 totaled approximately $118.1 million and $57.3 million, respectively of which approximately $64.3 million and $35.8 million were used to purchase additional Units under the Company’s best-efforts offering. The distributions were paid at a monthly rate of $0.073334 per common share. The amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	184,080	$11.00	2,970,011

Use of Proceeds from Offering

The following tables set forth information concerning the best-efforts offering that was concluded in December 2010, and the use of proceeds from the offering as of December 31, 2010. All amounts in thousands, except per Unit data:

Units Registered:
	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000

Units Sold:
	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000

Expenses of Issuance and Distribution of Units
1.	Underwriting discounts and commission	200,000
2.	Expenses of underwriters	—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4.	Fees and expenses of third parties	2,838

Total Expenses of Issuance and Distribution of Common Shares		202,838

Net Proceeds to the Company		$1,797,162

1.	Purchase of real estate (net of debt proceeds and repayment)	$1,364,448
2.	Deposits and other costs associated with potential real estate acquisitions	12,470
3.	Repayment of other indebtedness, including interest expense paid	8,744
4.	Investment and working capital	375,633
5.	Fees to the following (all affiliates of officers of the Company):
	a. Apple Nine Advisors, Inc.	6,733
	b. Apple Suites Realty Group, Inc.	29,134
6.	Fees and expenses of third parties	—
7.	Other	—

Total of Application of Net Proceeds to the Company		$1,797,162

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2010, 2009 and 2008 and for the period November 9, 2007 (initial capitalization) through December 31, 2007. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on July 31, 2008 with the Company’s first property acquisition.

(in thousands except per share and statistical data)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period November 9, 2007 (initial capitalization) through December 31, 2007
Revenues:
Room revenue	$144,988	$76,163	$9,501	—
Other revenue	15,147	9,043	2,023	—

Total hotel revenue	160,135	85,206	11,524	—
Rental revenue	21,325	15,961	—	—

Total revenue	181,460	101,167	11,524	—
Expenses:
Hotel operating expenses	97,292	52,297	7,422	—
Taxes, insurance and other	10,380	6,032	731	—
General and administrative	6,472	4,079	1,288	15
Acquisition related costs	19,379	4,951	—	—
Depreciation	30,749	15,936	2,277	—
Interest (income) expense, net	931	1,018	(2,346)	2

Total expenses	165,203	84,313	9,372	17

Net income (loss)	$16,257	$16,854	$2,152	$(17)

Per Share:
Net income (loss) per common share	$0.12	$0.26	$0.14	$(1,684.60)
Distributions declared and paid per common share	$0.88	$0.88	$0.51	$—
Weighted-average common shares outstanding—basic and diluted	135,825	66,041	15,852	—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$224,108	$272,913	$75,193	$20
Investment in real estate, net	$1,461,922	$687,509	$346,423	$—
Total assets	$1,745,942	$982,513	$431,619	$337
Notes payable	$99,649	$58,688	$38,647	$151
Shareholders’ equity	$1,634,039	$917,405	$389,740	$31
Net book value per share	$9.01	$9.31	$9.50	$—

Other Data:
Cash Flow From (Used In):
Operating activities	$38,758	$29,137	$3,317	$(2)
Investing activities	$(786,103)	$(341,131)	$(315,322)	$—
Financing activities	$698,540	$509,714	$387,178	$(26)
Number of hotels owned at end of period	76	33	21	—
Average Daily Rate (ADR)(a)	$102	$104	$110	$—
Occupancy	65%	62%	59%	—
Revenue Per Available Room (RevPAR)(b)	$66	$64	$65	$—
Rooms sold(c)	1,421,276	732,553	86,196	—
Rooms available(d)	2,179,566	1,183,837	146,227	—

Modified Funds From Operations Calculation(e):
Net income (loss)	$16,257	$16,854	$2,152	$(17)
Depreciation of real estate owned	30,749	15,936	2,277	—

Funds from operations	47,006	32,790	4,429	(17)
Acquisition related costs	19,379	4,951	—	—
Straight-line rental income	(6,104)	(4,618)	—	—

Modified funds from operations	$60,281	$33,123	$4,429	$(17)

(a)	Total room revenue divided by number of rooms sold.

(b)	ADR multiplied by occupancy percentage.

(c)	Represents the number of room nights sold during the period.

(d)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

(e)

Funds from operations (FFO) is defined as net income (loss) (computed in accordance with generally accepted accounting principals—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. Modified FFO (MFFO) excludes rental revenue earned, but not received during the period or straight-line rental income and costs associated with the acquisition of real estate. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company’s definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units in December 2010. Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income. As of December 31, 2010, the Company owned 76 hotels (43 purchased during 2010, 12 acquired in 2009 and 21 acquired during 2008). The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas. Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels has not met expectations since acquisition. However, in 2010, the hotel industry and the Company experienced improvements in both leisure and business travel demand, resulting in an increase in revenue in most markets as compared to 2009. Although there is no way to predict general economic conditions, many industry analysts are forecasting a mid-single digit percentage increase in hotel revenues for 2011 as compared to 2010. In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and property taxes and insurance.

Hotels Owned

As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the 76 hotels the Company owned as of December 31, 2010. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009
Orlando, FL	Fairfield Inn & Suites	Marriott	25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	Marriott	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	Dimension	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	Raymond	14,136	124	8/3/2009
Johnson City, TN	Courtyard	LBA	9,880	90	9/25/2009
Baton Rouge, LA	SpringHill Suites	Dimension	15,100	119	9/25/2009
Houston, TX	Marriott	Western	50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Miami, FL	Hampton Inn & Suites	Dimension	11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	Stonebridge	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	Raymond	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	Raymond	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	Raymond	16,000	126	4/30/2010
Oklahoma City, OK	Hampton Inn & Suites	Raymond	32,657	200	5/28/2010
Ft Worth, TX	TownePlace Suites	Western	18,435	140	7/19/2010
Lafayette, LA	Hilton Garden Inn	LBA	17,261	153	7/30/2010
West Monroe, LA	Hilton Garden Inn	InterMountain	15,639	134	7/30/2010
Silver Spring, MD	Hilton Garden Inn	White	17,400	107	7/30/2010
Rogers, AR	Hampton Inn	Raymond	9,600	122	8/31/2010
St. Louis, MO	Hampton Inn	Raymond	23,000	190	8/31/2010
Kansas City, MO	Hampton Inn	Raymond	10,130	122	8/31/2010
Alexandria, LA	Courtyard	LBA	9,915	96	9/15/2010
Grapevine, TX	Hilton Garden Inn	Western	17,000	110	9/24/2010

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Nashville, TN	Hilton Garden Inn	Vista	42,667	194	9/30/2010
Indianapolis, IN	SpringHill Suites	White	12,800	130	11/2/2010
Mishawaka, IN	Residence Inn	White	13,700	106	11/2/2010
Phoenix, AZ	Courtyard	White	16,000	164	11/2/2010
Phoenix, AZ	Residence Inn	White	14,000	129	11/2/2010
Mettawa, IL	Residence Inn	White	23,500	130	11/2/2010
Mettawa, IL	Hilton Garden Inn	White	30,500	170	11/2/2010
Austin, TX	Hilton Garden Inn	White	16,000	117	11/2/2010
Novi, MI	Hilton Garden Inn	White	16,200	148	11/2/2010
Warrenville, IL	Hilton Garden Inn	White	22,000	135	11/2/2010
Schaumburg, IL	Hilton Garden Inn	White	20,500	166	11/2/2010
Salt Lake City, UT	SpringHill Suites	White	17,500	143	11/2/2010
Austin, TX	Fairfield Inn & Suites	White	17,750	150	11/2/2010
Austin, TX	Courtyard	White	20,000	145	11/2/2010
Chandler, AZ	Courtyard	White	17,000	150	11/2/2010
Chandler, AZ	Fairfield Inn & Suites	White	12,000	110	11/2/2010
Tampa, FL	Embassy Suites	White	21,800	147	11/2/2010
Andover, MA	SpringHill Suites	Marriott	6,500	136	11/5/2010
Philadelphia (Collegeville), PA	Courtyard	White	20,000	132	11/15/2010
Holly Springs, NC	Hampton Inn	LBA	14,880	124	11/30/2010
Philadelphia (Malvern), PA	Courtyard	White	21,000	127	11/30/2010
Arlington, TX	Hampton Inn & Suites	Western	9,900	98	12/1/2010
Irving, TX	Homewood Suites	Western	10,250	77	12/29/2010

Total			$1,306,961	9,695

Of the Company’s 76 hotels owned as of December 31, 2010, 43 were purchased during 2010. The total gross purchase price for these 43 hotels, with a total of 5,795 rooms, was $781.6 million.

During 2009, the Company acquired land in Alexandria, Virginia totaling $5.1 million, for the planned construction of a SpringHill Suites hotel to be completed in March 2011. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. As of December 31, 2010, the Company has incurred $14.8 million in construction costs and anticipates the total cost to be approximately $25 million.

The purchase price for the properties acquired through December 31, 2010, net of debt assumed, was funded primarily by the Company’s on-going best-efforts offering of Units. The Company assumed approximately $96.5 million of debt secured by 11 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate(1)	Maturity Date	Principal Assumed	Outstanding balance as of December 31, 2010
Lewisville, TX	Hilton Garden Inn	0.00%	12/31/2016	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	5/11/2017	13,966	13,560
Allen, TX	Hilton Garden Inn	5.37%	10/11/2015	10,787	10,401
Bristol, VA	Courtyard	6.59%	8/1/2016	9,767	9,514
Round Rock, TX	Hampton Inn	5.95%	5/1/2016	4,175	4,017
Austin, TX	Homewood Suites	5.99%	3/1/2016	7,556	7,279
Austin, TX	Hampton Inn	5.95%	3/1/2016	7,553	7,274
Rogers, AR	Hampton Inn	5.20%	9/1/2015	8,337	8,286
St. Louis, MO	Hampton Inn	5.30%	9/1/2015	13,915	13,831
Kansas City, MO	Hampton Inn	5.45%	10/1/2015	6,517	6,479
Philadelphia (Malvern), PA	Courtyard	6.50%	10/1/2032(2)	7,894	7,880
Irving, TX	Homewood Suites	5.83%	4/11/2017	6,052	6,041

				$100,269	$98,312

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $26.2 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 76 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Intermountain Management, LLC (“Intermountain”), LBAM-Investor Group, L.L.C. (“LBA”), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White”). The agreements provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $5.1 million, $2.6 million and $441,000 in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.2 million, $3.4 million and $468,000 in franchise fees.

Land and Improvements and Lease

In April 2009, the Company acquired approximately 417 acres of land on 113 sites in the Ft. Worth, Texas area for approximately $147 million from Chesapeake. Simultaneous to the closing, the Company entered into a ground lease with Chesapeake for the 113 sites. Chesapeake Energy Corporation is a guarantor of the lease. Chesapeake is using the land for natural gas production. In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased from Chesapeake in April 2009 and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company’s original purchase price, approximately $2.6 million. The Company earned and received rental income for the period held totaling approximately $240,000. The lease has an initial term of 40 years and annual rent ranging from $15.2 million to $26.9 million with the average annual rent being $21.4 million. Payments under the lease are required to be made monthly in advance. Under the lease, Chesapeake is responsible for all operating costs of the real estate. During the term of the lease, Chesapeake has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the lease and $1.9 million for the remainder of the lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange. Chesapeake Energy Corporation is the second-largest independent producer of natural gas in the United States.

The purchase price for the land and improvements was funded primarily by the Company’s on-going best-efforts offering of Units. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The Company capitalized the commission as well as the other closing costs as part of the acquisition cost of the land and improvements.

Results of Operations

The following is a summary of the Company’s consolidated financial results for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(in thousands)
Revenues:
Hotel revenue	$160,135	$85,206
Rental revenue	21,325	15,961
Expenses:
Hotel direct expenses	97,292	52,297
Taxes, insurance and other expense	10,380	6,032
General and administrative expenses	6,472	4,079
Acquisition related costs	19,379	4,951
Depreciation	30,749	15,936
Interest expense, net	931	1,018

During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. As of December 31, 2010, the Company owned 76 hotels (of which 43 were acquired during 2010) with 9,695 rooms as compared to 33 hotels, with a total of 3,900 rooms as of December 31, 2009. The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake for the production of natural gas. As a result of the acquisition activity during 2009 and 2010, a comparison of operations for 2010 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

Hotel Performance

The following is summary of the operating results of the 76 hotels acquired through December 31, 2010 for their respective periods of ownership by the Company:

(in thousands, except statistical data)	Year Ended December 31,
	2010	% of Hotel Revenue	2009	% of Hotel Revenue
Hotel Revenue:
Room revenue	$144,988		$76,163
Other revenue	15,147		9,043

	160,135		85,206
Hotel Operating Expenses:
Hotel direct expenses	97,292	61%	52,297	61%
Taxes, insurance and other expense	10,273	6%	5,953	7%
Hotel Operating Statistics:
Number of hotels	76		33
ADR	$102		$104
Occupancy	65%		62%
RevPAR	$66		$64

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the past two years, the overall weakness in the U.S. economy has had a considerable negative impact on both leisure and business travel. As a result, revenue in most markets throughout the United States has declined from 2007 and 2008 levels. Economic conditions stabilized and showed modest growth in 2010 as compared to 2009 throughout the United States, which led to improved revenue and net income in 2010 as compared to 2009 for the Company’s hotels. Although the Company expects continued improvement in 2011, it is not anticipated revenue and net income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Hotel Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the year ended December 31, 2010 and 2009, the Company had hotel revenue of $160.1 million and $85.2 million, respectively. This revenue reflects hotel operations for the 76 hotels acquired through December 31, 2010 for their respective periods of ownership by the Company. For the year ended December 31, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $102 and RevPAR of $66. For the year ended December 31, 2009, the hotels achieved combined average occupancy of approximately 62%, ADR of $104 and RevPAR of $64. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Although ADR decreased during 2010 as compared to 2009; both occupancy and RevPAR increased during this same period. The decline in ADR is due to several factors. General economic conditions in the United States have caused industry declines in certain markets. In addition, of the 55 hotels acquired by the Company since December 31, 2008, 17 opened since the beginning of 2009. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue is below anticipated or market levels for this period of time for these properties.

The industry in general continues to have revenue below pre-recession levels; however, the industry and the Company have begun to experience improvements in its hotel occupancy levels, as reflected in the overall increase of the Company’s occupancy in 2010 as compared to prior year. The improvement in occupancy is partially a result of reduced room rates as reflected in the ADR decline in 2010 versus 2009. With the occupancy improvement, the Company believes ADR has stabilized in most markets and should improve slightly in 2011. Additionally, the Company’s hotels continue to be leaders in RevPAR in their respective markets. The Company’s average RevPAR index was 129 for 2010 (the index excludes hotels under renovation or open less than two years). The RevPAR index is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. Although it is not possible to predict general economic conditions or their impact on the hotel industry, many industry analysts are forecasting a mid-single digit percentage increase in hotel revenues for 2011 as compared to 2010. The Company will continue to pursue market opportunities to improve revenue.

Hotel Operating Expenses

Hotel direct expenses relate to the 76 hotels acquired through December 31, 2010 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2010 and 2009, hotel operating expenses totaled $97.3 million or 61% of hotel revenue and $52.3 million or 61% of hotel revenue. Nine of the 12 hotels acquired in 2009 and eight of the 43 hotels acquired in 2010 are new hotels and as a result, hotel operating expenses as a percentage of hotel revenue for these hotels are higher than is expected once the properties have established themselves within their markets. In addition, operating expenses were impacted by several hotel renovations, with approximately 14,400 room nights out of service during 2010 due to such renovations. Although operating expenses will increase as occupancy and revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses for the years ended December 31, 2010 and 2009 totaled $10.3 million or 6% of hotel revenue and $6.0 million or 7% of hotel revenue. As discussed above, with the addition of 20 new hotels in the past two years, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets.

Rental Revenue

The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009. During April 2009, the Company purchased 417 acres of land and improvements located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long- term, triple net lease with one of the nation’s largest producers of natural gas. In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased and release Chesapeake from their associated lease obligations. Rental payments are fixed and have determinable rent increases during the initial lease term. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental income for the years ended December 31, 2010 and 2009 was $21.3 million and $16.0 million, respectively and includes $6.1 million and $4.6 million of adjustments to record rent on the straight line basis.

Other Expenses

General and administrative expense for the years ended December 31, 2010 and 2009 was $6.5 million and $4.1 million, respectively. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. As a public company, the Company is subject to various regulatory oversight. In 2010, the Company incurred approximately $500,000 in legal and related costs responding to the Securities and Exchange Commission.

Acquisition related costs for the years ended December 31, 2010 and 2009 were $19.4 million and $5.0 million, respectively. In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses that occurred on or after January 1, 2009, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. Also, included in acquisition related costs for the year ended December 31, 2009 is $293,000 in transaction costs related to potential acquisitions as of December 31, 2008. These costs were incurred during 2008 and were recorded as deferred costs and included in other assets, net in the Company’s consolidated balance sheet as of December 31, 2008. For acquisitions that occurred prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

Depreciation expense for the years ended December 31, 2010 and 2009 was $30.7 million and $15.9 million, respectively. Depreciation expense primarily represents expense of the Company’s 76 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. Also, included in depreciation expense is the depreciation of the Company’s land improvements (acquired in April 2009) located on 111 sites in Fort Worth, Texas.

Interest expense for the years ended December 31, 2010 and 2009 was $2.9 million and $2.3 million, respectively and is net of approximately $600,000 and $400,000 of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of 12 of the Company’s hotels (five loan assumptions during 2010, three in 2009 and four in 2008). During the years ended December 31, 2010 and 2009, the Company also recognized $2.0 million and $1.3 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired in 2010 which are secured by two hotels.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the Board of Directors approved the purchase of the note discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2010, payments to ASRG for fees under the terms of this contract have totaled approximately $29.1 million since inception. Of this amount, the Company incurred $15.6 million in 2010 and $6.7 million in 2009.

The Company is party to an advisory agreement with A9A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $3.6 million, $2.4 million and $766,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.5 million, $722,000 and $171,000 were fees paid to A9A and $2.1 million, $1.7 million and $.6 million were expenses reimbursed (or paid directly to AR6 on behalf of A9A or ASRG) by A9A or ASRG to AR6 for the years ended December 31, 2010, 2009 and 2008. The expenses reimbursed are approximately $1.1 million, $.9 million and $.3 million respectively, for costs reimbursed under the contract with ASRG and approximately $1.0 million, $.8 million and $.3 million respectively of costs reimbursed under the contract with A9A.

The advisors are staffed with personnel of Apple REIT Six, Inc. (“AR6”). AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A8A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The other members of Apple Air are AR6, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company’s ownership interest was approximately $2.2 million and $2.8 million at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, the Company recorded a loss of approximately $840,000 and $460,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and the reduction in basis of the two jets due to the planned trade in for one new jet in 2011.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. The note balance net of unamortized discount totaled $10.9 million as of December 31, 2010. The interest rate on this mortgage is a variable rate based on the 3-month LIBOR, and as is currently 5.0%. The note requires monthly payments of principal and interest and matures on February 1, 2012. The borrower on the note is Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note is secured by a Hilton Garden Inn hotel located in Columbia, South Carolina.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred as of December 31, 2010, expense would have range from $0 to in excess of $127.6 million (assumes $11 per unit fair market value) which represents approximately 11.6 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2010:

(000’s)	Total	Amount of Commitments Expiring per Period
		Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$209,158	$157,932	$51,226	$—	$—
Debt (including interest of $28.3 million)	126,642	7,298	16,428	49,168	53,748
Ground Leases	654	52	104	104	394

	$336,454	$165,282	$67,758	$49,272	$54,142

The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units in December 2010. The Company’s principal source of liquidity is cash on hand and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors.

The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including debt service, capital improvements and anticipated distributions to shareholders. The Company intends to use cash on hand, assumed secured debt and potentially other financing if needed to complete the planned acquisitions.

The Company raised capital through its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) by David Lerner Associates, Inc., the managing dealer, which received selling commissions and a marketing expense allowance based on proceeds of the Units sold. From the initial capitalization on November 9, 2007 through the conclusion of the offering in December 2010, the Company closed on a total of 182.3 million Units representing gross proceeds of $2.0 billion. The Company incurred costs of approximately $202.8 million related to this offering.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2010 totaled approximately $118.1 million and were paid at a monthly rate of $0.073334 per common share. For the same period the Company’s net cash generated from operations was approximately $38.8 million. During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds. The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes. In May, 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed 978,423 Units in the amount of $10.1 million under the program, including 725,952 Units in the amount of $7.5 million in 2010 and 252,471 Units in the amount of $2.6 million redeemed in 2009.

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. As of December 31, 2010, no Units have been issued under the plan.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2010, the Company held $5.5 million in reserves for capital expenditures. Total capital expenditures in 2010 were approximately $9.9 million. Total capital expenditures on properties owned at December 31, 2010 are anticipated to be approximately $20.0 million in 2011. Additionally, the Company is in the process of constructing a SpringHill Suites hotel in Alexandria, Virginia which is expected to be completed during the first quarter of 2011. As of December 31, 2010, the Company has incurred $14.8 million in construction costs and anticipates the total cost to be approximately $25 million.

As of December 31, 2010, the Company had outstanding contracts for the potential purchase of 12 additional hotels for a total purchase price of $209.2 million. Of these 12 hotels, five of these hotels are under construction and should be completed over the next three to 18 months. The seven existing hotels are expected to close by the end of the second quarter of 2011. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The Company also anticipates assuming outstanding mortgage loan obligations on two of the 12 properties, representing a source of funding of approximately $26.2 million of the total purchase price of the contracts outstanding as of December 31, 2010. It is anticipated the remainder of the purchase price, net of debt assumed will be funded from cash on hand.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each. The Company intends to use the land to build a Courtyard and Residence Inn. Under the terms of the lease the Company has a “Study Period” to determine the viability of the hotels. The Company can terminate the lease for any reason during the Study Period, which originally ended in April 2010, and was extended to April 2011. After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the lease at any time. Rent payments are not required until the Company decides to begin construction on the hotels. Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index. As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

Subsequent Events

In January 2011, the Company declared and paid approximately $13.3 million or $0.073334 per outstanding common share, in a distribution to its common shareholders, of which $3.8 million or 342,165 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2011, the Company redeemed 318,891 Units in the amount of $3.3 million under its Unit Redemption Program.

In February 2011, the Company declared and paid approximately $13.3 million or $0.073334 per outstanding common share, in a distribution to its common shareholders, of which $4.6 million or 418,632 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Subsequent to December 31, 2010, the Company closed on the purchase of six hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price	Rooms	Date of Purchase
Mount Laurel, NJ	Homewood Suites	$15,000	118	1/11/2011
West Orange, NJ	Courtyard	21,500	131	1/11/2011
Texarkana, TX	Hampton Inn & Suites	9,100	81	1/31/2011	(a)
Fayetteville, NC	Home2 Suites	11,397	118	2/3/2011	(b)
Manassas, VA	Residence Inn	14,900	107	2/16/2011
San Bernardino, CA	Residence Inn	13,600	95	2/16/2011

		$85,497	650

(a)	The Company assumed approximately $5.0 million of mortgage debt associated with this hotel. The loan provides for monthly payments of principal and interest on an amortized basis.

(b)	Property contract was assigned to the Company by ASRG at no cost to the Company other than the sale price of the property under the purchase contract. There was no profit for ASRG in the assignment.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or if necessary any available other financing sources to make distributions.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, land improvements, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. Beginning January 1, 2009, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry information, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment losses have been recorded to date.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity. This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at December 31, 2010, of $224.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.2 million, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2010. All dollar amounts are in thousands.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Market Value
Maturities	$1,837	$3,695	$2,076	$2,201	$37,226	$51,277	$98,312	$98,749
Average interest rates	5.6%	5.6%	5.7%	5.7%	5.7%	5.9%

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 11, 2011
To the Shareholders
APPLE REIT NINE, INC.

Management of Apple REIT Nine, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT Glade M. Knight Chairman and Chief Executive Officer	/S/ BRYAN PEERY Bryan Peery Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
APPLE REIT NINE, INC.

We have audited Apple REIT Nine, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Nine, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Apple REIT Nine, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Apple REIT Nine, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT NINE, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Nine, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Nine, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Nine, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 11, 2011

APPLE REIT NINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2010	2009
Assets
Investment in real estate, net of accumulated depreciation of $48,962 and $18,213, respectively	$1,461,922	$687,509
Cash and cash equivalents	224,108	272,913
Due from third party managers, net	8,260	2,591
Straight-line rent receivable	10,721	4,618
Other assets, net	40,931	14,882

Total Assets	$1,745,942	$982,513

Liabilities
Notes payable	$99,649	$58,688
Accounts payable and accrued expenses	12,254	6,420

Total Liabilities	111,903	65,108
Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 181,272,669 and 98,509,650 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 181,272,669 and 98,509,650 shares, respectively	1,787,213	968,710
Distributions greater than net income	(153,222)	(51,353)

Total Shareholders’ Equity	1,634,039	917,405

Total Liabilities and Shareholders’ Equity	$1,745,942	$982,513

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Room revenue	$144,988	$76,163	$9,501
Other revenue	15,147	9,043	2,023

Total hotel revenue	160,135	85,206	11,524
Rental revenue	21,325	15,961	—

Total revenue	181,460	101,167	11,524
Expenses:
Operating expense	44,713	23,454	3,381
Hotel administrative expense	12,688	6,945	883
Sales and marketing	13,938	7,674	1,066
Utilities	7,708	4,245	546
Repair and maintenance	6,944	3,924	637
Franchise fees	6,230	3,445	468
Management fees	5,071	2,610	441
Taxes, insurance and other	10,380	6,032	731
General and administrative	6,472	4,079	1,288
Acquisition related costs	19,379	4,951	—
Depreciation expense	30,749	15,936	2,277

Total expenses	164,272	83,295	11,718
Operating income (loss)	17,188	17,872	(194)
Interest income (expense), net	(931)	(1,018)	2,346

Net income	$16,257	$16,854	$2,152

Basic and diluted net income per common share	$0.12	$0.26	$0.14

Weighted average common shares outstanding—basic and diluted	135,825	66,041	15,852

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater Than Net Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	—	$—	480	$48	$(17)	$31
Net proceeds from the sale of common shares	41,014	400,543	—	—	—	400,543
Stock options granted	—	26	—	—	—	26
Net income	—	—	—	—	2,152	2,152
Cash distributions declared and paid to shareholders ($0.51 per share)	—	—	—	—	(13,012)	(13,012)

Balance at December 31, 2008	41,014	400,569	480	48	(10,877)	389,740
Net proceeds from the sale of common shares	57,748	570,681	—	—	—	570,681
Common shares redeemed	(252)	(2,605)	—	—	—	(2,605)
Stock options granted	—	65	—	—	—	65
Net income	—	—	—	—	16,854	16,854
Cash distributions declared and paid to shareholders ($0.88 per share)	—	—	—	—	(57,330)	(57,330)

Balance at December 31, 2009	98,510	968,710	480	48	(51,353)	917,405
Net proceeds from the sale of common shares	83,489	825,833	—	—	—	825,833
Common shares redeemed	(726)	(7,462)	—	—	—	(7,462)
Stock options granted	—	132	—	—	—	132
Net income	—	—	—	—	16,257	16,257
Cash distributions declared and paid to shareholders ($0.88 per share)	—	—	—	—	(118,126)	(118,126)

Balance at December 31, 2010	181,273	$1,787,213	480	$48	$(153,222)	$1,634,039

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$16,257	$16,854	$2,152
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30,749	15,936	2,277
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	304	206	36
Straight-line rental income	(6,104)	(4,618)	—
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(5,944)	(574)	(1,680)
Decrease (increase) in other assets, net	1,911	(1,317)	336
Increase in accounts payable and accrued expenses	1,585	2,650	196

Net cash provided by operating activities	38,758	29,137	3,317

Cash flows used in investing activities:
Cash paid for acquisitions	(738,129)	(325,085)	(311,052)
Deposits and other disbursements for potential acquisitions, net	(12,345)	(238)	(4,176)
Capital improvements	(22,736)	(11,736)	(40)
Decrease (increase) in capital improvement reserves	3,558	(832)	(54)
Investment in other assets	(16,451)	(3,240)	—

Net cash used in investing activities	(786,103)	(341,131)	(315,322)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	825,857	570,703	400,779
Redeemptions of common stock	(7,462)	(2,605)	—
Distributions paid to common shareholders	(118,126)	(57,330)	(13,012)
Payments of notes payable	(1,135)	(754)	(67)
Deferred financing costs	(594)	(300)	(371)
Payments on line of credit	—	—	(151)

Net cash provided by financing activities	698,540	509,714	387,178

Increase (decrease) in cash and cash equivalents	(48,805)	197,720	75,173
Cash and cash equivalents, beginning of period	272,913	75,193	20

Cash and cash equivalents, end of period	$224,108	$272,913	$75,193

Supplemental information:
Interest paid	$3,571	$2,835	$229

Non-cash transactions:
Notes payable assumed in acquisitions	$42,715	$19,284	$38,270

Other assets assumed in acquisitions	$293	$210	$2,795

Other liabilities assumed in acquisitions	$2,912	$2,209	$3,303

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

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary (or subsidiary thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

As of December 31, 2010, the Company owned 76 hotels (43 purchased during 2010, 12 acquired in 2009 and 21 acquired during 2008). The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry information, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment losses have been recorded to date.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

During April 2009, the Company entered into a ground lease with a subsidiary of Chesapeake, the second-largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the real estate in good condition. The lease is classified as an operating lease and rental revenue is recognized on a straight line basis over the initial term of the lease. Rental revenue includes $6.1 million and $4.6 million of adjustments to record rent on the straight line basis for the years ended December 31, 2010 and 2009. Straight line rental receivable totaled $10.7 million and $4.6 million as of December 31, 2010 and 2009, respectively. Management assesses the realizability of this receivable on an ongoing basis to determine if any allowance is warranted. No allowance has been recorded to date.

Offering Costs

In December 2010, the Company completed its best-efforts offering of Units by David Lerner Associates, Inc., the managing underwriter, which received a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. From the Company’s initial capitalization on November 9, 2007 through conclusion of the offering, the Company had sold 182.3 million Units for gross proceeds of $2.0 billion and proceeds net of offering costs of $1.8 billion.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2010, 2009 and 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation, straight line rent and acquisition related costs. Distributions in 2010 of $0.88 per share for tax purposes were 38% ordinary income and 62% return of capital (unaudited). The characterization of 2009 distributions of $0.88 per share for tax purposes was 47% ordinary income and 53% return of capital (unaudited). The characterization of 2008 distributions of $0.51 per share for tax purposes was 42% ordinary income and 58% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2010, 2009 and 2008, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $19.0 million as of December 31, 2010. The net operating loss carry forward will expire beginning in 2028. There are no material differences between the book and tax cost basis of the Company’s assets. As of December 31, 2010 the tax years that remain subject to examination by major tax jurisdictions generally included 2007-2010.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity. This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Land	$176,904	$115,989
Land Improvements	95,983	98,164
Building and Improvements	1,134,979	450,602
Furniture, Fixtures and Equipment	87,839	39,135
Construction in Progress	15,179	1,832

	1,510,884	705,722
Less Accumulated Depreciation	(48,962)	(18,213)

Investment in real estate, net	$1,461,922	$687,509

Hotels Owned

As of December 31, 2010, the Company owned 76 hotels, located in 26 states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	20	2,447
Hilton Garden Inn	17	2,364
Courtyard	11	1,403
Homewood Suites	6	617
Fairfield Inn	5	613
TownePlace Suites	3	329
Residence Inn	6	672
SpringHill Suites	5	728
Marriott	1	206
Embassy Suites	2	316

	76	9,695

The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each of the 76 hotels. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009
Orlando, FL	Fairfield Inn & Suites	Marriott	25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	Marriott	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	Dimension	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	Raymond	14,136	124	8/3/2009
Johnson City, TN	Courtyard	LBA	9,880	90	9/25/2009
Baton Rouge, LA	SpringHill Suites	Dimension	15,100	119	9/25/2009
Houston, TX	Marriott	Western	50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Miami, FL	Hampton Inn & Suites	Dimension	11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	Stonebridge	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	Raymond	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	Raymond	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	Raymond	16,000	126	4/30/2010
Oklahoma City, OK	Hampton Inn & Suites	Raymond	32,657	200	5/28/2010
Ft Worth, TX	TownePlace Suites	Western	18,435	140	7/19/2010
Lafayette, LA	Hilton Garden Inn	LBA	17,261	153	7/30/2010
West Monroe, LA	Hilton Garden Inn	InterMountain	15,639	134	7/30/2010
Silver Spring, MD	Hilton Garden Inn	White	17,400	107	7/30/2010
Rogers, AR	Hampton Inn	Raymond	9,600	122	8/31/2010
St. Louis, MO	Hampton Inn	Raymond	23,000	190	8/31/2010
Kansas City, MO	Hampton Inn	Raymond	10,130	122	8/31/2010
Alexandria, LA	Courtyard	LBA	9,915	96	9/15/2010
Grapevine, TX	Hilton Garden Inn	Western	17,000	110	9/24/2010
Nashville, TN	Hilton Garden Inn	Vista	42,667	194	9/30/2010
Indianapolis, IN	SpringHill Suites	White	12,800	130	11/2/2010
Mishawaka, IN	Residence Inn	White	13,700	106	11/2/2010
Phoenix, AZ	Courtyard	White	16,000	164	11/2/2010
Phoenix, AZ	Residence Inn	White	14,000	129	11/2/2010
Mettawa, IL	Residence Inn	White	23,500	130	11/2/2010
Mettawa, IL	Hilton Garden Inn	White	30,500	170	11/2/2010
Austin, TX	Hilton Garden Inn	White	16,000	117	11/2/2010
Novi, MI	Hilton Garden Inn	White	16,200	148	11/2/2010
Warrenville, IL	Hilton Garden Inn	White	22,000	135	11/2/2010
Schaumburg, IL	Hilton Garden Inn	White	20,500	166	11/2/2010
Salt Lake City, UT	SpringHill Suites	White	17,500	143	11/2/2010
Austin, TX	Fairfield Inn & Suites	White	17,750	150	11/2/2010
Austin, TX	Courtyard	White	20,000	145	11/2/2010
Chandler, AZ	Courtyard	White	17,000	150	11/2/2010
Chandler, AZ	Fairfield Inn & Suites	White	12,000	110	11/2/2010

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Tampa, FL	Embassy Suites	White	21,800	147	11/2/2010
Andover, MA	SpringHill Suites	Marriott	6,500	136	11/5/2010
Philadelphia (Collegeville), PA	Courtyard	White	20,000	132	11/15/2010
Holly Springs, NC	Hampton Inn	LBA	14,880	124	11/30/2010
Philadelphia (Malvern), PA	Courtyard	White	21,000	127	11/30/2010
Arlington, TX	Hampton Inn & Suites	Western	9,900	98	12/1/2010
Irving, TX	Homewood Suites	Western	10,250	77	12/29/2010

Total			$1,306,961	9,695

Of the Company’s 76 hotels owned at December 31, 2010, 21 were purchased during 2008, 12 were acquired during 2009 and 43 were acquired in 2010. For the 43 hotels acquired during 2010, the amount of revenue and operating income (excluding acquisition related costs totaling $19.1 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2010 was approximately $57.4 million and $10.1 million, respectively. For the 12 hotels acquired during 2009, the amount of revenue and operating income (excluding acquisition related costs totaling $4.6 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2009 was approximately $14.7 million and $500,000, respectively.

The Company is also in the process of constructing a SpringHill Suites hotel in Alexandria, Virginia which is expected to be completed in March 2011. Upon completion, it is expected that the hotel will contain approximately 152 guest rooms and will be managed by Marriott. The Company acquired the land in 2009 for $5.1 million and as of December 31, 2010 has incurred $14.8 million in construction costs and anticipates the total cost to be approximately $25 million.

The purchase price for these properties, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units. The Company assumed approximately $96.5 million of debt secured by 11 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The Company also used the proceeds of its best-efforts offering to pay approximately $34.3 million in acquisition related costs, including $26.2 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and approximately $8.1 million in other acquisition related costs, including title, legal and other related costs. In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred, acquisition related costs associated with acquiring existing businesses, the execution of new contracts and contract terminations that occurred on or after January 1, 2009. These costs are included in acquisition related costs in the Company’s consolidated statements of operations and totaled $19.4 million and $5.0 million for the years ended December 31, 2010 and 2009, respectively. For acquisitions that occurred prior to January 1, 2009, acquisition related costs totaling $9.9 million were capitalized as part of the cost of the acquisition and included in investment in real estate, net in the Company’s consolidated balance sheets.

In connection with the acquisitions of the Duncanville, Texas, Allen, Texas and Lewisville, Texas Hilton Garden Inn hotels, the Company assumed agreements with the various localities for the use of the hotel’s banquet and meeting facilities. These agreements were at above market rates and as a result the Company recorded an asset of approximately $2.1 million associated with these agreements, which is included in other assets, net in the Company’s consolidated balance sheets. These amounts are being amortized over the remaining terms (average of approximately 7 years) of the respective agreements, and the unamortized balance totaled approximately $1.3 million and $1.7 million as of December 31, 2010 and 2009.

In connection with the acquisition of the Lafayette, Louisiana Hilton Garden Inn hotel in July 2010, the Company assumed a land lease with a remaining initial lease term of 13 years and four 15 year renewal options. The lease was valued at above market rates and as a result the Company recorded an in-place lease liability totaling $570,000 which is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. The amount is being amortized over the remaining initial lease term and the unamortized balance totaled $552,000 as of December 31, 2010.

No goodwill was recorded in connection with any of the acquisitions.

Land and Improvements and Lease

In April 2009, the Company acquired approximately 417 acres of land on 113 sites in the Ft. Worth, Texas area for approximately $147 million from Chesapeake. Simultaneous to the closing, the Company entered into a ground lease with Chesapeake for the 113 sites. Chesapeake Energy Corporation is a guarantor of the Lease. Chesapeake is using the land for natural gas production. In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased from Chesapeake in April 2009 and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company’s original purchase price, approximately $2.6 million. The Company earned and received rental income for the period held totaling approximately $240,000. The lease has an initial term of 40 years with five renewal options of five years each, and annual rent ranging from $15.2 million to $26.9 million with the average annual rent over the initial term being $21.4 million. Payments under the lease are required to be made monthly in advance. Under the lease, Chesapeake is responsible for all operating costs of the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the real estate in good condition. During the term of the lease, Chesapeake has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the lease and $1.9 million for the remainder of the lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites.

Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange. Chesapeake Energy Corporation is the second-largest independent producer of natural gas in the United States.

The purchase price for the land and improvements was funded primarily by the Company’s on-going best-efforts offering of Units. The Company also used the proceeds of its on-going best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The Company capitalized the commission as well as the other closing costs as part of the acquisition cost of the land and improvements. As of December 31, 2010, $52.7 million is included in land and $96.0 million in land improvements on the Company’s consolidated balance sheets.

Note 3

Notes Payable

In conjunction with the acquisition of 12 hotel properties, the Company assumed approximately $100.3 million in debt. With the exception of the Lewisville, Texas Hilton Garden Inn, the notes are secured by the applicable hotel. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2010 and 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate(1)	Acquisition Date	Maturity Date		Principal Assumed	Outstanding balance as of December 31, 2010	Outstanding balance as of December 31, 2009
Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,560	13,754
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,401	10,585
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,514	9,640
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	4,017	4,110
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	7,279	7,448
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	7,274	7,445
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	8,286	—
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,831	—
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,479	—
Philadelphia (Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,880	—
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	6,041	—

						$100,269	$98,312	$56,732

(1)	At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

2011	$1,837
2012	3,695
2013	2,076
2014	2,201
2015	37,226
Thereafter	51,277

98,312
Fair Value Adjustment of Assumed Debt	1,337

Total	$99,649

A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 3.9% to 6.5% at the date of assumption. The total adjustment to interest expense was a decrease of $287,900 and $281,500 and an increase of $1,500 for the years ended December 31, 2010, 2009 and 2008, respectively. The unamortized balance of the fair value adjustment was $1.3 million and $2.0 million at December 31, 2010 and 2009, respectively.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $99.6 million and $98.7 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $58.7 million and $56.7 million.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, totaling $1.3 million. Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense. Amortization of such costs totaled $118,000, $81,000 and $8,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s interest expense in 2010 and 2009 is net of interest capitalized in conjunction with hotel renovations and construction totaling $600,000 and $400,000, respectively.

Note 4

Shareholders’ Equity

Best-efforts Offering

The Company concluded its best-efforts offering of Units in December 2010. The Company registered its Units on Registration Statement Form S-11 (File No. 333-147414) filed on April 23, 2008 and was declared effective by the Securities and Exchange Commission on April 25, 2008. The Company began its best-efforts offering of Units the same day the registration statement was declared effective. Each Unit consists of one common share and one Series A preferred share.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred as of December 31, 2010, expense would have range from $0 to in excess of $127.6 million (assumes $11 per unit fair market value) which represents approximately 11.6 million shares of common stock.

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

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed 978,423 Units in the amount of $10.1 million under the program, including 725,952 Units in the amount of $7.5 million in 2010 and 252,471 Units in the amount of $2.6 million redeemed in 2009.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. As of December 31, 2010, no Units have been issued under the plan.

Distributions

The Company’s annual distribution rate as of December 31, 2010 was $0.88 per common share. For the years ended December 31, 2010 and 2009, the Company made distributions of $0.88 per common share for a total of $118.1 million and $57.3 million. For the period beginning June 2008 (first month a distribution was paid) through December 31, 2008, the Company made distributions of $0.51 per common share for a total of $13.0 million.

Note 5

Stock Option Plan

During 2008, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for an automatic grant of options to purchase a specified number of Units to directors, who are not employees of the Company. The Company’s Compensation Committee (“Committee”) is responsible for administering the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 9,523,810 Units. This plan currently relates to the initial public offering of 182,251,082 Units. Therefore, the maximum number of Units authorized under the Directors’ Plan is currently 3,154,091.

The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2010, 2009 and 2008, the Company granted options to purchase 102,472, 49,864 and 31,744 Units under the Directors’ Plan and recorded compensation expense totaling $132,000 in 2010, $65,000 in 2009 and $26,000 in 2008. All of the options issued have an exercise price of $11 per Unit. Activity in the Company Directors’ Plan during 2010, 2009 and 2008 is summarized in the following table:

	2010	2009	2008
Outstanding, beginning of year:	81,608	31,744	—
Granted	102,472	49,864	31,744
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	184,080	81,608	31,744

Exercisable, end of year:	184,080	81,608	31,744

The weighted-average exercise price:	$11.00	$11.00	$11.00

Note 6

Management and Franchise Agreements

Each of the Company’s 76 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Dimension Development Two, LLC (“Dimension”) (9), Gateway Hospitality Group, Inc. (“Gateway”) (5), Intermountain Management, LLC (“Intermountain”) (1), LBAM-Investor Group, L.L.C. (“LBA”) (12), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”) (3), MHH Management, LLC (“McKibbon”) (2), Raymond Management Company, Inc. (“Raymond”) (8), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (1), Vista Host, Inc. (“Vista”) (8), Texas Western Management Partners, L.P. (“Western”) (8) or White Lodging Services Corporation (“White”) (19). The agreements provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $5.1 million, $2.6 million and $441,000 in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.2 million, $3.4 million and $468,000 in franchise fees.

Note 7

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and the Board of Directors approved the purchase of the note discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2010, payments to ASRG for fees under the terms of this contract have totaled approximately $29.1 million since inception. Of this amount, the Company incurred $15.6 million in 2010 and $6.7 million in 2009.

The Company is party to an advisory agreement with A9A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $3.6 million, $2.4 million and $766,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.5 million, $722,000 and $171,000 were fees paid to A9A and $2.1 million, $1.7 million and $.6 million were expenses reimbursed (or paid directly to

AR6 on behalf of A9A or ASRG) by A9A or ASRG to AR6 for the years ended December 31, 2010, 2009 and 2008. The expenses reimbursed are approximately $1.1 million, $.9 million and $.3 million respectively, for costs reimbursed under the contract with ASRG and approximately $1.0 million, $.8 million and $.3 million respectively of costs reimbursed under the contract with A9A.

The advisors are staffed with personnel of Apple REIT Six, Inc. (“AR6”). AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A8A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

Included in other assets, net on the Company’s consolidated balance sheet is a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for $3.2 million in cash in January 2009. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. The interest was purchased to allow the Company access to two Lear jets for acquisition, asset management and renovation purposes. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company’s ownership interest was approximately $2.2 million and $2.8 million at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, the Company recorded a loss of approximately $840,000 and $460,000, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the two jets due to the planned trade in for one new jet in 2011. The loss is included in general and administrative expense in the Company’s consolidated statements of operations.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. The note balance net of unamortized discount is included in other assets, net on the Company’s consolidated balance sheet and totaled $10.9 million as of December 31, 2010. The interest rate on this mortgage is a variable rate based on the 3-month LIBOR, and as is currently 5.0%. The note requires monthly payments of principal and interest and matures on February 1, 2012. The borrower on the note is Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note is secured by a Hilton Garden Inn hotel located in Columbia, South Carolina.

Note 8

Lease Commitments

In April 2009, the Company entered into a ground lease with Chesapeake, the second-largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the real estate including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the real estate in good condition. Future minimum rental payments to be received from the tenant for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

2011	$15,185
2012	15,185
2013	15,185
2014	16,298
2015	16,703
Thereafter	749,932

Total	$828,488

In connection with the acquisition of the Lafayette Hilton Garden Inn hotel in July 2010, the Company assumed a land lease with a remaining initial lease term of 13 years and four 15 year renewal options. The lease is subject to an annual base rental payment and monthly payments based on a percentage of room and food and beverage sales. The estimated minimum lease payments pertaining to the Company’s land lease, for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

2011	$52
2012	52
2013	52
2014	52
2015	52
Thereafter	394

Total	$654

Note 9

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2010 and 2009 is presented as if the acquisitions of the Company’s 76 hotels owned at December 31, 2010 had occurred on the latter of January 1, 2009 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Year Ended December 31,
	2010	2009
Total revenues	$269,563	$214,071
Net income	44,972	16,005
Net income per share—basic and diluted	$0.30	$0.14

The pro forma information reflects adjustments for actual revenues and expenses of the 55 hotels acquired during the two years ended December 31, 2010 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses that occurred on or after January 1, 2009.

Note 10

Industry Segments

The Company has two reportable segments: hotel investments and real estate leased under a long-term triple-net lease. The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. In addition, the Company owns approximately 410 acres of land and land improvements on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that is leased to a tenant for the production of natural gas. Under the ground lease, the Company receives monthly rental payments. Prior to the acquisition of the land in Ft. Worth, Texas, the Company’s only reportable segment was hotel investments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the years ending December 31, 2010 and 2009. Dollar amounts are in thousands.

	Year ended December 31, 2010
	Hotels	Ground Lease	Corporate	Consolidated
Total revenue	$160,135	$21,325	$—	$181,460
Operating expenses	107,565	107	—	107,672
Acquisition related costs	19,379	—	—	19,379
Depreciation expense	28,391	2,358	—	30,749
General and administrative	—	—	6,472	6,472

Operating income/(loss)	4,800	18,860	(6,472)	17,188
Interest income	—	—	2,008	2,008
Interest expense	(2,939)	—	—	(2,939)

Net income/(loss)	$1,861	$18,860	$(4,464)	$16,257

Total assets as of December 31, 2010	$1,334,590	$155,207	$256,145	$1,745,942

	Year ended December 31, 2009
	Hotels	Ground Lease	Corporate	Consolidated
Total revenue	$85,206	$15,961	$—	$101,167
Operating expenses	58,250	79	—	58,329
Acquisition related costs	4,951	—	—	4,951
Depreciation expense	14,095	1,841	—	15,936
General and administrative	—	—	4,079	4,079

Operating income/(loss)	7,910	14,041	(4,079)	17,872
Interest income	—	—	1,282	1,282
Interest expense	(2,300)	—	—	(2,300)

Net income/(loss)	$5,610	$14,041	$(2,797)	$16,854

Total assets as of December 31, 2009	$550,163	$154,078	$278,272	$982,513

Note 11

Significant Tenant

A subsidiary of Chesapeake Energy Corporation leases properties with carrying values that represent approximately 9% of the Company’s total assets, at cost, as of December 31, 2010. The following table presents summary financial information for Chesapeake Energy Corporation, which is a guarantor of the lease, as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, as reported in its December 31, 2010 Form 10-K furnished with the Securities and Exchange Commission (the “SEC”).

CHESAPEAKE ENERGY CORPORATION
SELECTED FINANCIAL DATA
(In millions)

Consolidated Balance Sheet Data:

	December 31,
	2010	2009
Current assets	$3,266	$2,446
Noncurrent assets	33,913	27,468
Current liabilities	4,490	2,688
Noncurrent liabilities	17,425	14,885
Total equity	15,264	12,341

Consolidated Statements of Income Data:

	Year Ended December 31,
	2010	2009	2008
Total revenues	$9,366	$7,702	$11,629
Total operating costs	6,561	16,647	10,172
Operating income/(loss)	2,805	(8,945)	1,457
Net income/(loss)	1,774	(5,805)	604

Consolidated Statements of Cash Flows Data:

	Year Ended December 31,
	2010	2009	2008
Cash provided by operating activities	$5,117	$4,356	$5,357
Cash used in investing activities	(8,503)	(5,462)	(9,965)
Cash provided by (used in) financing activities	3,181	(336)	6,356
Net increase (decrease) in cash and cash equivalents	(205)	(1,442)	1,748
Cash and cash equivalents, beginning of period	307	1,749	1
Cash and cash equivalents, end of period	102	307	1,749

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

Note 12

Hotel Contract Commitments

As of December 31, 2010, the Company had outstanding contracts for the potential purchase of 12 additional hotels for a total purchase price of $209.2 million. Of these 12 hotels, five are under construction and should be completed over the next three to 18 months. The existing seven hotels are expected to close by the end of the second quarter of 2011. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Operating(a)
Jacksonville, NC	Fairfield Inn & Suites	79	$125	$7,800
Texarkana, TX	Hampton Inn & Suites	81	100	9,100	(d)
Manassas, VA	Residence Inn	107	125	14,900
Mount Laurel, NJ	Homewood Suites	118	125	15,000
San Bernardino, CA	Residence Inn	95	125	13,600
West Orange, NJ	Courtyard	131	125	21,500
Dallas, TX	Hilton	224	1,000	41,000	(d)
Under Construction(b)
Santa Ana, CA	Courtyard	155	5,920	24,800
Lafayette, LA	SpringHill Suites	103	3	10,232	(c)
Tucson, AZ	TownePlace Suites	124	3,963	15,852	(c)
El Paso, TX	Hilton Garden Inn	145	10	19,974	(c)
Nashville, TN	Home2 by Hilton	110	500	15,400

		1,472	$12,121	$209,158

(a)	The hotels are currently operational and assuming all conditions to closing are met should close within three to four months from December 31, 2010.

(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met should close within the next 18 months from December 31, 2010.

(c)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

(d)	Purchase contract for these hotels require the Company to assume approximately $26.2 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded with cash on hand if a closing occurs.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each. The Company intends to use the land to build a Courtyard and Residence Inn. Under the terms of the lease the Company has a “Study Period” to determine the viability of the hotels. The Company can terminate the lease for any reason during the Study Period, which originally ended in April 2010, and was extended to April 2011. After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the lease at any time. Rent payments are not required until the Company decides to begin construction on the hotels. Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index. As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

With the exception of one purchase contract entered into in January 2011, the Company does not plan to enter into contracts for the acquisition of any hotels other than the ones discussed in this section.

Note 13

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2010 and 2009. Income per share for the four quarters in 2010 and 2009 are non-additive in comparison to income per share for the years ended December 31, 2010 and 2009, respectively due to the timing and size of the Company’s Unit issuances.

2010 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,773	$40,970	$49,125	$59,592
Net income	$3,781	$5,318	$6,559	$599
Basic and diluted net income per common share	$0.04	$0.04	$0.05	$—
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

2009 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$18,683	$26,584	$28,101	$27,799
Net income	$1,550	$5,733	$4,085	$5,486
Basic and diluted net income per common share	$0.03	$0.10	$0.06	$0.06
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

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

Note 14

Subsequent Events

In January 2011, the Company declared and paid approximately $13.3 million or $0.073334 per outstanding common share, in a distribution to its common shareholders, of which $3.8 million or 342,165 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2011, the Company redeemed 318,891 Units in the amount of $3.3 million under its Unit Redemption Program.

In February 2011, the Company declared and paid approximately $13.3 million or $0.073334 per outstanding common share, in a distribution to its common shareholders, of which $4.6 million or 418,632 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Subsequent to December 31, 2010, the Company closed on the purchase of six hotels. The following table summarizes the hotel information. All dollar amounts are in thousands.

Location	Brand	Gross Purchase Price	Rooms	Date of Purchase
Mount Laurel, NJ	Homewood Suites	$15,000	118	1/11/2011
West Orange, NJ	Courtyard	21,500	131	1/11/2011
Texarkana, TX	Hampton Inn & Suites	9,100	81	1/31/2011	(a)
Fayetteville, NC	Home2 Suites	11,397	118	2/3/2011	(b)
Manassas, VA	Residence Inn	14,900	107	2/16/2011
San Bernardino, CA	Residence Inn	13,600	95	2/16/2011

		$85,497	650

(a)	The Company assumed approximately $5.0 million of mortgage debt associated with this hotel. The loan provides for monthly payments of principal and interest on an amortized basis.

(b)	Property contract was assigned to the Company by ASRG at no cost to the Company other than the sale price of the property under the purchase contract. There was no profit for ASRG in the assignment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2011 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2011 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2011 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2011 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2011 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Nine, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land/Land Improvements	Bldg./FF&E
Hotels Owned:
Anchorage	AK	Embassy Suites	$—	$2,955	$39,053	$34	$42,042	$(956)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	—	1,037	10,581	3	11,621	(651)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	—	582	8,270	—	8,852	(527)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	8,286	961	8,483	5	9,449	(132)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	—	1,375	9,514	15	10,904	(277)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	—	1,061	16,014	—	17,075	(92)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	—	778	11,272	—	12,050	(64)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	—	1,413	14,669	—	16,082	(79)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	—	1,111	12,953	—	14,064	(74)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	—	1,008	17,922	7	18,937	(1,582)	2008	Jul-08	3 - 39 yrs.	125
Clovis	CA	Hampton Inn & Suites	—	1,287	9,888	—	11,175	(525)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	—	1,500	10,970	—	12,470	(360)	2010	Feb-10	3 - 39 yrs.	83
Santa Clarita	CA	Courtyard	—	4,580	18,710	9	23,299	(1,535)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	—	1,874	7,743	435	10,052	(544)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	—	1,819	15,754	1,124	18,697	(1,366)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	—	2,547	14,485	1,008	18,040	(1,126)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	—	899	7,418	1,218	9,535	(701)	2000	Oct-08	3 - 39 yrs.	81
Fort Lauderdale	FL	Hampton Inn	—	2,241	17,584	1,077	20,902	(1,178)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	—	1,972	9,987	1,074	13,033	(278)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	—	3,140	22,580	49	25,769	(1,176)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	—	3,140	25,780	—	28,920	(1,362)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton Inn & Suites	—	1,605	9,995	12	11,612	(666)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	—	908	9,549	—	10,457	(348)	2010	Jan-10	3 - 39 yrs.	103
Tampa	FL	Embassy Suites	—	1,824	20,058	—	21,882	(103)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	—	899	7,263	—	8,162	(273)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	—	1,335	21,114	2	22,451	(521)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	—	2,246	28,328	—	30,574	(145)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	—	1,722	21,843	—	23,565	(112)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	—	1,450	19,122	—	20,572	(105)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	—	1,171	20,894	—	22,065	(108)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	—	1,310	11,542	—	12,852	(61)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	—	898	12,862	—	13,760	(67)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	—	1,099	8,827	—	9,926	(113)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	—	1,280	13,870	9	15,159	(671)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	—	—	17,898	23	17,921	(273)	2006	Jul-10	3 - 39 yrs.	153
West Monroe	LA	Hilton Garden Inn	—	832	14,872	4	15,708	(238)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	—	701	5,799	—	6,500	(30)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	—	1,361	16,094	3	17,458	(274)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	—	1,213	15,052	—	16,265	(85)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	—	916	13,225	14	14,155	(695)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,479	726	9,363	4	10,093	(148)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn & Suites	—	758	15,287	11	16,056	(350)	2006	Apr-10	3 - 39 yrs.	126
St. Louis	MO	Hampton Inn	13,831	1,758	20,954	62	22,774	(271)	2003	Aug-10	3 - 39 yrs.	190
Hattiesburg	MS	Residence Inn	—	911	9,146	3	10,060	(723)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	—	1,071	4,925	3,332	9,328	(902)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	—	1,236	18,339	1,832	21,407	(1,258)	1999	Dec-08	3 - 39 yrs.	122
Holly Springs	NC	Hampton Inn	—	1,620	13,260	—	14,880	(83)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	—	632	8,608	6	9,246	(269)	2008	Feb-10	3 - 39 yrs.	86
Twinsburg	OH	Hilton Garden Inn	—	1,424	16,609	586	18,619	(1,274)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	—	1,430	31,327	9	32,766	(676)	2009	May-10	3 - 39 yrs.	200
Collegeville	PA	Courtyard	—	2,115	17,953	8	20,076	(82)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,880	996	20,374	2	21,372	(99)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	—	2,510	18,530	1,071	22,111	(1,245)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	—	990	14,652	—	15,642	(1,045)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	—	695	12,278	11	12,984	(841)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	—	1,105	8,632	—	9,737	(442)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	—	3,937	38,814	3	42,754	(414)	2009	Sep-10	3 - 39 yrs.	194
Allen	TX	Hampton Inn & Suites	—	1,449	11,449	258	13,156	(1,023)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,401	2,137	16,724	2,714	21,575	(1,649)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	—	1,217	8,738	—	9,955	(24)	2007	Dec-10	3 - 39 yrs.	98

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(continued)
As of December 31, 2010
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land/Land Improvements	Bldg./FF&E
Austin	TX	Courtyard	—	1,580	18,492	—	20,072	(102)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Hampton Inn	7,274	1,459	17,184	1,608	20,251	(1,082)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	—	1,614	14,451	—	16,065	(78)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	7,279	1,898	16,462	1,969	20,329	(1,026)	1997	Apr-09	3 - 39 yrs.	97
Austin	TX	Fairfield Inn & Suites	—	1,306	16,504	—	17,810	(92)	2009	Nov-10	3 - 39 yrs.	150
Beaumont	TX	Residence Inn	—	1,181	16,176	2	17,359	(1,334)	2008	Oct-08	3 - 39 yrs.	133
Duncanville	TX	Hilton Garden Inn	13,560	2,387	15,926	448	18,761	(1,532)	2005	Oct-08	3 - 39 yrs.	142
Fort Worth	TX	TownePlace Suites	—	2,104	16,311	—	18,415	(276)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	—	2,518	12,970	2	15,490	(978)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	—	1,522	15,543	—	17,065	(179)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	—	4,143	46,623	—	50,766	(1,597)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	6,041	705	9,610	—	10,315	(25)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	—	3,372	23,908	39	27,319	(2,056)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	4,017	865	10,999	659	12,523	(662)	2001	Mar-09	3 - 39 yrs.	93
Salt Lake City	UT	SpringHill Suites	—	1,092	16,465	—	17,557	(90)	2009	Nov-10	3 - 39 yrs.	143
Bristol	VA	Courtyard	9,514	1,729	19,156	782	21,667	(1,363)	2004	Nov-08	3 - 39 yrs.	175

Total hotels owned			94,562	118,242	1,200,579	21,546	1,340,367	(44,763)				9,695
Other real estate investments:
Ft Worth	TX	Land leased to third party	—	148,677	—	8	148,685	(4,199)		Apr-09		—
Alexandria	VA	Hotel under construction	—	5,968	—	14,766	20,734	—		Mar-09		—
Other			—	—	—	1,098	1,098	—				—

			$94,562	$272,887	$1,200,579	$37,418	$1,510,884	$(48,962)				9,695

	2010	2009	2008		2010	2009	2008
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$705,722	$348,700	$—	Balance as of January 1	$(18,213)	$(2,277)	$—
Acquisitions	784,102	343,362	348,660	Depreciation expense	(30,749)	(15,936)	(2,277)
Disposals	(2,658)	—	—
Improvements	23,718	13,660	40

Balance at December 31	$1,510,884	$705,722	$348,700	Balance at December 31	$(48,962)	$(18,213)	$(2,277)

(1)	The aggregate cost of real estate for federal income tax purposes is approximately $1.53 billion at December 31, 2010 (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 11, 2011
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 11, 2011
By:	/S/ LISA B. KERN Lisa B. Kern, Director	Date: March 11, 2011
By:	/S/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 11, 2011
By:	/S/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 11, 2011
By:	/S/ ROBERT M. WILY Robert M. Wily, Director	Date: March 11, 2011

EXHIBIT INDEX

Exhibit Number	Description of Documents
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
10.41

Purchase Contract dated as of October 10, 2008 between Ralham, L.L.C. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.42

Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.43

Purchase Contract dated as of October 17, 2008 between Grand Shangrila International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.44

Purchase Contract dated as of October 17, 2008 between ADH LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.44 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.45

Purchase Contract dated as of October 20, 2008 between Sunbelt-CTY, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.46

Purchase Contract dated as of October 20, 2008 between Sunbelt-RPC, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.47

Purchase Contract dated as of October 20, 2008 between Sunbelt-CJT, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.48

Purchase Contract dated as of October 20, 2008 between Sunbelt-RHM, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.49

Purchase Contract dated as of October 20, 2008 between Sunbelt-GDA, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.50

Purchase Contract dated as of October 20, 2008 between Sunbelt-RAG, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to registrant’s Post-effective Amendment No. 1 to Form S-11 (SEC File No. 333-147414) filed October 23, 2008)

10.51

Purchase Contract dated as of October 29, 2008 between MWE Houston Property, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed November 4, 2008)

10.52

Purchase Contract dated as of November 12, 2008 between Austin FRH, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.52 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.53

Purchase Contract dated as of November 12, 2008 between FRH Braker, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.53 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.54

Purchase Contract dated as of November 12, 2008 between RR Hotel Investments, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.54 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.55

Purchase Contract dated as of November 12, 2008 between VH Fort Lauderdale Investment, LTD. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.55 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

Exhibit Number	Description of Documents
10.56

Purchase Contract dated as of November 12, 2008 between MILLROC Portsmouth NH, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.56 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.57

Purchase Contract dated as of November 12, 2008 between Playhouse Square Hotel Associates, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.57 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.58

Purchase Contract dated as of November 12, 2008 between RMRVH Jackson, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.58 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.59

Purchase Contract dated as of November 12, 2008 between CYRMR Jackson, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.59 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.60

Purchase Contract dated as of September 27, 2007 between Grove Street Orlando, LLC and Apple Eight Hospitality, Inc. (Incorporated by reference to Exhibit 10.60 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.61

Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality, Inc. and Apple Nine Hospitality, Inc. (Incorporated by reference to Exhibit 10.61 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.62

Purchase Contract dated as of December 14, 2007 between Viking Fund Baton Rouge (LA), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.62 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.63

Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality Ownership, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.63 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.64

Purchase Contract dated as of January 25, 2008 between Viking Fund Rochester (MN), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.64 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.65

Assignment of Contract dated as of November 14, 2008 between Apple Eight Hospitality Ownership, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.65 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.66

Purchase Contract dated as of December 12, 2008 between Moody National Hospitality I, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.66 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.67

Purchase Contract dated as of January 5, 2009 between Yuma One Limited Partnership and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.67 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.68

Purchase Contract dated as of January 6, 2009 between Viking Fund Holly Springs (NC), LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.68 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

10.69

Purchase and Sale Contract dated as of January 21, 2009 between Chesapeake Land Development Company, L.L.C. and Apple Nine Ventures, Inc. (Incorporated by reference to Exhibit 10.69 to the registrant’s Post-effective Amendment No. 2 to Form S-11 (SEC File No. 333-147414) filed January 23, 2009)

Exhibit Number	Description of Documents
10.70	First Amendment to Purchase and Sale Contract dated as of March 31, 2009 between Chesapeake Land Development Company, L.L.C. and Apple Nine Ventures, Inc. (FILED HEREWITH)
10.71	Ground Lease Agreement dated as of April 7, 2009 between Chesapeake Operating, Inc., and Apple Nine Ventures Ownership, Inc. (FILED HEREWITH)
10.72

Purchase Agreement dated as of March 16, 2010 between Denali Lodging, LLC and Apple Nine Services Anchorage, LLC (Incorporated by reference to Exhibit 10.72 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.73

Purchase Contract dated as of March 16, 2010 between Boise Lodging Investors, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.73 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333- 147414) filed April 21, 2010)

10.74

Purchase Contract dated as of March 16, 2010 between Forest Park Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.74 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.75

Purchase Contract dated as of March 16, 2010 between Liberty Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.75 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333- 147414) filed April 21, 2010)

10.76

Purchase Contract dated as of March 16, 2010 between OKC-Bricktown Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.76 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.77

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.77 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.78

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates 58, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.78 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.79

Purchase Contract dated as of March 16, 2010 between St. Louis Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.79 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.80

Purchase Contract dated as of May 28, 2010 between Lodging America of West Monroe, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.80 to registrant’s Post-effective Amendment No. 9 to Form S-11 (SEC File No. 333-147414) filed July 21, 2010)

10.81

Purchase Contract dated as of May 28, 2010 between Jackie’s International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.81 to registrant’s Post-effective Amendment No. 9 to Form S-11 (SEC File No. 333-147414) filed July 21, 2010)

10.82

Purchase Contract dated as of August 5, 2010 between Rochelle Lodging, LP and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.82 to registrant’s Post-effective Amendment No. 10 to Form S-11 (SEC File No. 333-147414) filed October 21, 2010)

10.83

Purchase Contract dated as of August 5, 2010 between Redwood Hospitality, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.83 to registrant’s Post-effective Amendment No. 10 to Form S-11 (SEC File No. 333-147414) filed October 21, 2010)

Exhibit Number	Description of Documents
10.84	Purchase Contract dated as of September 10, 2010 between Fishspring, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.85	Purchase Contract dated as of September 10, 2010 between Mishares, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.86	Purchase Contract dated as of September 10, 2010 between Happy Valley Res, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.87	Purchase Contract dated as of September 10, 2010 between Mettares, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.88	Purchase Contract dated as of September 10, 2010 between Mettawhite, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.89	Purchase Contract dated as of September 10, 2010 between Parmer Lane Associates III, L.P. and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.90	Purchase Contract dated as of September 10, 2010 between Etkin White Novi, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.91	Purchase Contract dated as of September 10, 2010 between Warriwhite, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.92	Purchase Contract dated as of September 10, 2010 between Schwhite, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.93	Purchase Contract dated as of September 10, 2010 between Slicspring, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.94	Purchase Contract dated as of September 10, 2010 between Ausnorth FFIS Hotel, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.95	Purchase Contract dated as of September 10, 2010 between Ausnorth CY Hotel, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.96	Purchase Contract dated as of September 10, 2010 between Chanprice, LLC and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
10.97	Purchase Contract dated as of September 10, 2010 between Whiteco Industries, Inc. and Apple Nine Hospitality Ownership, Inc. (FILED HEREWITH)
21.1	Subsidiaries of the Registrant (FILED HEREWITH)
23.1	Consent of Ernst & Young LLP (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Denotes Compensation Plan.