Form 10-Q
period 2011-03-31
Apple REIT Nine, Inc.
filed 2011-05-06
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53603

Apple REIT Nine, Inc.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

          Number of registrant’s common shares outstanding as of May 1, 2011: 182,272,910

APPLE REIT NINE, INC.
FORM 10-Q
INDEX

This Form 10-Q includes references to certain trademarks or service marks. The Hampton Inn®, Hampton Inn and Suites®, Homewood Suites® by Hilton, Embassy Suites Hotels®, Hilton Garden Inn®, Home2 Suites® by Hilton and Hilton trademarks are the property of Hilton Worldwide or one or more of its affiliates. The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites® by Marriott, SpringHill Suites® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Apple REIT Nine, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2011	December 31, 2010

	(unaudited)

Assets
Investment in real estate, net of accumulated depreciation of $60,860 and $48,962, respectively	$1,543,346	$1,461,922
Cash and cash equivalents	117,580	224,108
Due from third party managers, net	15,707	8,260
Straight-line rent receivable	12,268	10,721
Other assets, net	47,101	40,931

Total Assets	$1,736,002	$1,745,942

Liabilities
Notes payable	$104,407	$99,649
Accounts payable and accrued expenses	12,478	12,254

Total Liabilities	116,885	111,903

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,172,059 and 181,272,669 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,172,059 and 181,272,669 shares, respectively	1,797,256	1,787,213
Distributions greater than net income	(178,187)	(153,222)

Total Shareholders’ Equity	1,619,117	1,634,039

Total Liabilities and Shareholders’ Equity	$1,736,002	$1,745,942

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenues:
Room revenue	$65,869	$24,093
Other revenue	6,169	2,383

Total hotel revenue	72,038	26,476
Rental revenue	5,343	5,297

Total revenue	77,381	31,773

Expenses:
Operating expense	18,205	7,589
Hotel administrative expense	5,658	2,184
Sales and marketing	6,153	2,397
Utilities	3,208	1,395
Repair and maintenance	2,833	1,232
Franchise fees	2,828	1,004
Management fees	2,405	818
Taxes, insurance and other	4,560	2,130
General and administrative	1,534	1,310
Acquisition related costs	2,615	2,151
Depreciation expense	11,898	5,698

Total expenses	61,897	27,908

Operating income	15,484	3,865

Interest expense, net	(535)	(84)

Net income	$14,949	$3,781

Basic and diluted net income per common share	$0.08	$0.04

Weighted average common shares outstanding - basic and diluted	181,609	104,768

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Cash flows from operating activities:
Net income	$14,949	$3,781
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,898	5,698
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	66	27
Straight-line rental income	(1,546)	(1,465)
Changes in operating assets and liabilities:
Increase in funds due from third party managers, net	(7,420)	(2,635)
Decrease (increase) in other assets, net	(549)	507
Increase (decrease) in accounts payable and accrued expenses	471	(1,950)

Net cash provided by operating activities	17,869	3,963

Cash flows used in investing activities:
Cash paid for acquisitions	(80,015)	(88,409)
Deposits and other disbursements for potential acquisitions, net	(5,845)	(1,918)
Capital improvements	(7,495)	(5,391)
Decrease (increase) in capital improvement reserves	(498)	132

Net cash used in investing activities	(93,853)	(95,586)

Cash flows from financing activities:
Net proceeds related to issuance of Units	13,197	162,845
Redeemptions of Units	(3,259)	(1,252)
Distributions paid to common shareholders	(39,914)	(22,816)
Payments of notes payable	(470)	(240)
Deferred financing costs	(98)	—

Net cash (used in) provided by financing activities	(30,544)	138,537

Increase (decrease) in cash and cash equivalents	(106,528)	46,914

Cash and cash equivalents, beginning of period	224,108	272,913

Cash and cash equivalents, end of period	$117,580	$319,827

Non-cash transactions:
Notes payable assumed in acquisitions	$4,954	$—

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

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

          As of March 31, 2011, the Company owned 83 hotels located in 27 states with an aggregate of 10,500 rooms. The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas.

     Significant Accounting Policies

     Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings Per Common Share

          Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three months ended March 31, 2011 or 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

3. Real Estate Investments

Hotel Acquisitions

          The Company acquired six hotels during the first three months of 2011. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each property. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Mount Laurel, NJ	Homewood Suites	Tharaldson	$15,000	118	1/11/2011
West Orange, NJ	Courtyard	Tharaldson	21,500	131	1/11/2011
Texarkana, TX	Hampton Inn & Suites	InterMountain	9,100	81	1/31/2011
Fayetteville, NC	Home2 Suites	LBA	11,397	118	2/3/2011
Manassas, VA	Residence Inn	Tharaldson	14,900	107	2/16/2011
San Bernardino, CA	Residence Inn	Tharaldson	13,600	95	2/16/2011

Total			$85,497	650

          The purchase price for these properties, net of debt assumed, was funded with cash on hand. The Company assumed approximately $5.0 million of debt during the first three months of 2011, in connection with the hotel acquired in Texarkana, Texas. The Company also used cash on hand to pay approximately $2.1 million in acquisition related costs, including $1.7 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.4 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2011.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

          No goodwill was recorded in connection with any of the acquisitions.

          Additionally, during March 2011, the Company completed the construction of a SpringHill Suites hotel located in Alexandria, Virginia which opened for business on March 28, 2011. The hotel contains 155 guest rooms and is managed by Marriott. The total investment in the property is approximately $26.0 million. The Company also incurred approximately $0.5 million in pre-opening costs which is included in acquisition related costs in the Company’s consolidated statements of operations for the three months ended March 31, 2011.

          As of March 31, 2011, the Company owned 83 hotels, located in 27 states, consisting of the following:

Brand	Total by Brand	Number of Rooms

Hampton Inn	21	2,528
Hilton Garden Inn	17	2,364
Courtyard	12	1,534
Homewood Suites	7	735
Fairfield Inn	5	613
TownePlace Suites	3	329
Residence Inn	8	874
SpringHill Suites	6	883
Marriott	1	206
Embassy Suites	2	316
Home2 Suites	1	118

	83	10,500

Land and Land Improvements

          As of March 31, 2011 the Company owned approximately 410 acres of land and land improvements located on 111 sites in the Ft. Worth, Texas area that are being leased to Chesapeake for the production of natural gas. Chesapeake is a publicly held company that is traded on the New York Stock Exchange.

Total Real Estate Investments

          At March 31, 2011 the Company’s investment in real estate consisted of the following (in thousands):

Land	$181,929
Land Improvements	95,983
Building and Improvements	1,232,006
Furniture, Fixtures and Equipment	93,662
Construction in Progress	626

1,604,206
Less Accumulated Depreciation	(60,860)

Investment in real estate, net	$1,543,346

Potential Acquisitions and Construction Projects

          As of March 31, 2011, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $135.1 million. Of these seven hotels, five are under construction and should be completed over the next three to 15 months, at which time closing is expected. The purchase of the existing two hotels is expected to close by the end of the second quarter of 2011. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The Company does not plan to enter into contracts for the acquisition or construction of any additional hotels other than the ones discussed below. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
Jacksonville, NC	Fairfield Inn & Suites	79	$125	$7,800
Dallas, TX	Hilton	224	2,000	41,000	(d)
Under Construction (b)
Santa Ana, CA	Courtyard	155	5,731	24,800
Lafayette, LA	SpringHill Suites	103	3	10,232	(c)
Tucson, AZ	TownePlace Suites	124	3,963	15,852	(c)
El Paso, TX	Hilton Garden Inn	145	4,993	19,974	(c)
Nashville, TN	Home2 Suites	110	500	15,400

		940	$17,315	$135,058

(a)	The hotels are currently operational and assuming all conditions to closing are met should close within three months from March 31, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met should close within the next 15 months from March 31, 2011.

(c)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

(d)	Purchase contract for this hotel requires the Company to assume approximately $21.0 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.

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

          On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each. The Company intends to use the land to build a Courtyard and Residence Inn. Under the terms of the lease the Company has a “Study Period” to determine the viability of the hotels. The Company can terminate the lease for any reason during the Study Period, which originally ended in April 2010, and was extended to August 2011. After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the lease at any time. Rent payments are not required until the Company decides to begin construction on the hotels. Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index. As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

4. Notes Payable

          During the first three months of 2011, the Company assumed approximately $5.0 million of debt secured by a first mortgage note on the Texarkana, Texas Hampton Inn & Suites property. Prior to 2011, the Company assumed approximately $100.2 million in debt in connection with the acquisition of 12 hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2011 and December 31, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date		Principal Assumed	Outstanding balance as of March 31, 2011	Outstanding balance as of December 31, 2010

Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,507	13,560
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,352	10,401
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,479	9,514
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,991	4,017
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	7,233	7,279
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	7,228	7,274
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	8,245	8,286
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,764	13,831
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,449	6,479
Philadelphia (Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,839	7,880
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	6,016	6,041
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,942	—

						$105,223	$102,795	$98,312

(1)

These rates are the rates per the loan agreement. At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

          The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. As of March 31, 2011, the carrying value and estimated fair value of the Company’s debt was $104.4 million and $103.1 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $99.6 million and $98.7 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. In the first quarter of 2011, there were no changes to the contracts discussed in this section and the Board of Directors approved the assignment of the contract discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $30.8 million since inception. Of this amount, the Company incurred $1.7 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively, which is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

          In addition to the fees payable to ASRG and A9A, the Company reimbursed A9A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A9A or ASRG approximately $0.5 million for both the three months ended March 31, 2011 and 2010. The expenses reimbursed are approximately $0.1 million and $0.3 million respectively, for costs reimbursed under the contract with ASRG and approximately $0.4 million and $0.2 million respectively of costs reimbursed under the contract with A9A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6. Also, as part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

          Included in other assets, net on the Company’s consolidated balance sheet is a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s ownership interest was approximately $2.2 million at both March 31, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $49,000 and $110,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

          Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. The note balance net of unamortized discount is included in other assets, net on the Company’s consolidated balance sheet and totaled $10.9 million as of March 31, 2011. The interest rate on this mortgage is a variable rate based on the 3-month LIBOR, and as is currently 5.0%. The note requires monthly payments of principal and interest and matures on February 1, 2012. The borrower on the note is Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note is secured by a Hilton Garden Inn hotel located in Columbia, South Carolina. Total interest income recorded by the Company for the three months ended March 31, 2011 was approximately $0.2 million.

          During the first quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of a newly constructed Home2 Suites by Hilton located in Fayetteville, North Carolina for a total purchase price of $11.4 million. ASRG entered into the assigned contract on December 11, 2009. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposits previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company purchased this hotel on February 3, 2011.

6. Shareholders’ Equity

Unit Redemption Program

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011 and 2010, the Company redeemed approximately 319,000 Units and 121,000 Units in the amount of $3.3 million and $1.3 million under the program. Since inception of the program through March 31, 2011, the Company has redeemed 1.3 million Units representing $13.3 million.

Dividend Reinvestment Plan

          In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. During the first three months of 2011, 1.2 million Units were issued under the plan representing $13.4 million. No Units were issued under the plan as of December 31, 2010.

Distributions

          The Company’s annual distribution rate as of March 31, 2011 was $0.88 per common share, payable monthly. For the three months ended March 31, 2011 and 2010, the Company made distributions of $0.22 per common share for a total of $39.9 million and $22.8 million.

7. Industry Segments

          The Company has two reportable segments: hotel investments and real estate leased under a long-term triple-net lease. The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. In addition, the Company owns approximately 410 acres of land and land improvements on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that is leased to a tenant for the production of natural gas. Under the ground lease, the Company receives monthly rental payments. Prior to the acquisition of the land in Ft. Worth, Texas, the Company’s only reportable segment was hotel investments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three months ending March 31, 2011 and 2010. Dollar amounts are in thousands.

	For the three months ended March 31, 2011

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$72,038	$5,343	$—	$77,381
Operating expenses	45,823	27	—	45,850
Acquisition related costs	2,615	—	—	2,615
Depreciation expense	11,298	600	—	11,898
General and administrative	—	—	1,534	1,534

Operating income/(loss)	12,302	4,716	(1,534)	15,484
Interest income	—	—	511	511
Interest expense	(1,046)	—	—	(1,046)

Net income/(loss)	$11,256	$4,716	$(1,023)	$14,949

Total assets as of March 31, 2011	$1,425,210	$156,155	$154,637	$1,736,002

	For the three months ended March 31, 2010

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$26,476	$5,297	$—	$31,773
Operating expenses	18,722	27	—	18,749
Acquisition related costs	2,151	—	—	2,151
Depreciation expense	5,140	558	—	5,698
General and administrative	—	—	1,310	1,310

Operating income/(loss)	463	4,712	(1,310)	3,865
Interest income	—	—	436	436
Interest expense	(520)	—	—	(520)

Net income/(loss)	$(57)	$4,712	$(874)	$3,781

Total assets as of March 31, 2010	$642,831	$152,326	$326,471	$1,121,628

8. Rental Revenue

          The Company has approximately 410 acres of land and improvements located on 111 sites in Ft. Worth, Texas area that are being leased to a subsidiary of Chesapeake for the production of natural gas. Chesapeake is the second-largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years from its commencement date of April 2009, with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental revenue includes $1.5 million of adjustments to record rent on the straight line basis for both the three months ended March 31, 2011 and 2010. Straight line rental receivable totaled $12.3 million and $10.7 million as of March 31, 2011 and December 31, 2010, respectively.

          As of March 31, 2011, the carrying value of the leased properties totaled $156.2 million and represents approximately 9% of the Company’s total assets, at cost. The rental income generated from the leased properties represents approximately 7% of the Company’s total revenue. If the tenant does not perform under the lease, the Company would be subject to market conditions at the time of default. Therefore, the return on the investment in the real estate could be less than if the tenant performs under the lease.

9. Pro Forma Information (unaudited)

          The following unaudited pro forma information for the three months ended March 31, 2011 and 2010 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2009, had occurred on the latter of January 1, 2010 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended March 31,
	2011	2010

Total revenues	$78,686	$67,929
Net income	17,111	(7,505)
Net income per share - basic and diluted	$0.09	$(0.05)

          The pro forma information reflects adjustments for actual revenues and expenses of the 49 hotels acquired during 2010 and 2011 for the respective period prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

10. Subsequent Events

          In April 2011, the Company declared and paid approximately $13.4 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which $5.3 million or 479,218 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In April 2011, the Company redeemed 378,367 Units in the amount of $3.9 million under its Unit Redemption Program.

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

General

          The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has limited operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate in selected metropolitan areas in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units in December 2010. Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income. As of March 31, 2011, the Company owned 83 hotels (six purchased and one newly constructed hotel opened during the first three months of 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008). The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas. Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

          Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels have not met expectations since acquisition. Although there is no way to predict general economic conditions, the hotel industry and the Company’s revenues are improving and the Company anticipates mid single digit percentage increases for comparable hotels for the remainder of 2011 as compared to 2010. In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Hotels Owned

          As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase for each of the 83 hotels the Company owned as of March 31, 2011. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Tucson, AZ	Hilton Garden Inn	Western	$18,375	125	7/31/2008
Santa Clarita, CA	Courtyard	Dimension	22,700	140	9/24/2008
Charlotte, NC	Homewood Suites	McKibbon	5,750	112	9/24/2008
Allen, TX	Hampton Inn & Suites	Gateway	12,500	103	9/26/2008
Twinsburg, OH	Hilton Garden Inn	Gateway	17,792	142	10/7/2008
Lewisville, TX	Hilton Garden Inn	Gateway	28,000	165	10/16/2008
Duncanville, TX	Hilton Garden Inn	Gateway	19,500	142	10/21/2008
Santa Clarita, CA	Hampton Inn	Dimension	17,129	128	10/29/2008
Santa Clarita, CA	Residence Inn	Dimension	16,600	90	10/29/2008
Santa Clarita, CA	Fairfield Inn	Dimension	9,337	66	10/29/2008
Beaumont, TX	Residence Inn	Western	16,900	133	10/29/2008
Pueblo, CO	Hampton Inn & Suites	Dimension	8,025	81	10/31/2008
Allen, TX	Hilton Garden Inn	Gateway	18,500	150	10/31/2008
Bristol, VA	Courtyard	LBA	18,650	175	11/7/2008
Durham, NC	Homewood Suites	McKibbon	19,050	122	12/4/2008
Hattiesburg, MS	Residence Inn	LBA	9,793	84	12/11/2008
Jackson, TN	Courtyard	Vista	15,200	94	12/16/2008
Jackson, TN	Hampton Inn & Suites	Vista	12,600	83	12/30/2008
Pittsburgh, PA	Hampton Inn	Vista	20,458	132	12/31/2008
Fort Lauderdale, FL	Hampton Inn	Vista	19,290	109	12/31/2008
Frisco, TX	Hilton Garden Inn	Western	15,050	102	12/31/2008
Round Rock, TX	Hampton Inn	Vista	11,500	93	3/6/2009
Panama City, FL	Hampton Inn & Suites	LBA	11,600	95	3/12/2009
Austin, TX	Homewood Suites	Vista	17,700	97	4/14/2009
Austin, TX	Hampton Inn	Vista	18,000	124	4/14/2009
Dothan, AL	Hilton Garden Inn	LBA	11,601	104	6/1/2009
Troy, AL	Courtyard	LBA	8,696	90	6/18/2009
Orlando, FL	Fairfield Inn & Suites	Marriott	25,800	200	7/1/2009
Orlando, FL	SpringHill Suites	Marriott	29,000	200	7/1/2009
Clovis, CA	Hampton Inn & Suites	Dimension	11,150	86	7/31/2009
Rochester, MN	Hampton Inn & Suites	Raymond	14,136	124	8/3/2009
Johnson City, TN	Courtyard	LBA	9,880	90	9/25/2009
Baton Rouge, LA	SpringHill Suites	Dimension	15,100	119	9/25/2009
Houston, TX	Marriott	Western	50,750	206	1/8/2010
Albany, GA	Fairfield Inn & Suites	LBA	7,920	87	1/14/2010
Panama City, FL	TownePlace Suites	LBA	10,640	103	1/19/2010
Clovis, CA	Homewood Suites	Dimension	12,435	83	2/2/2010
Jacksonville, NC	TownePlace Suites	LBA	9,200	86	2/16/2010
Miami, FL	Hampton Inn & Suites	Dimension	11,900	121	4/9/2010
Anchorage, AK	Embassy Suites	Stonebridge	42,000	169	4/30/2010
Boise, ID	Hampton Inn & Suites	Raymond	22,370	186	4/30/2010
Rogers, AR	Homewood Suites	Raymond	10,900	126	4/30/2010
St. Louis, MO	Hampton Inn & Suites	Raymond	16,000	126	4/30/2010
Oklahoma City, OK	Hampton Inn & Suites	Raymond	32,657	200	5/28/2010
Ft Worth, TX	TownePlace Suites	Western	18,435	140	7/19/2010

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase

Lafayette, LA	Hilton Garden Inn	LBA	17,261	153	7/30/2010
West Monroe, LA	Hilton Garden Inn	InterMountain	15,639	134	7/30/2010
Silver Spring, MD	Hilton Garden Inn	White	17,400	107	7/30/2010
Rogers, AR	Hampton Inn	Raymond	9,600	122	8/31/2010
St. Louis, MO	Hampton Inn	Raymond	23,000	190	8/31/2010
Kansas City, MO	Hampton Inn	Raymond	10,130	122	8/31/2010
Alexandria, LA	Courtyard	LBA	9,915	96	9/15/2010
Grapevine, TX	Hilton Garden Inn	Western	17,000	110	9/24/2010
Nashville, TN	Hilton Garden Inn	Vista	42,667	194	9/30/2010
Indianapolis, IN	SpringHill Suites	White	12,800	130	11/2/2010
Mishawaka, IN	Residence Inn	White	13,700	106	11/2/2010
Phoenix, AZ	Courtyard	White	16,000	164	11/2/2010
Phoenix, AZ	Residence Inn	White	14,000	129	11/2/2010
Mettawa, IL	Residence Inn	White	23,500	130	11/2/2010
Mettawa, IL	Hilton Garden Inn	White	30,500	170	11/2/2010
Austin, TX	Hilton Garden Inn	White	16,000	117	11/2/2010
Novi, MI	Hilton Garden Inn	White	16,200	148	11/2/2010
Warrenville, IL	Hilton Garden Inn	White	22,000	135	11/2/2010
Schaumburg, IL	Hilton Garden Inn	White	20,500	166	11/2/2010
Salt Lake City, UT	SpringHill Suites	White	17,500	143	11/2/2010
Austin, TX	Fairfield Inn & Suites	White	17,750	150	11/2/2010
Austin, TX	Courtyard	White	20,000	145	11/2/2010
Chandler, AZ	Courtyard	White	17,000	150	11/2/2010
Chandler, AZ	Fairfield Inn & Suites	White	12,000	110	11/2/2010
Tampa, FL	Embassy Suites	White	21,800	147	11/2/2010
Andover, MA	SpringHill Suites	Marriott	6,500	136	11/5/2010
Philadelphia (Collegeville), PA	Courtyard	White	20,000	132	11/15/2010
Holly Springs, NC	Hampton Inn & Suites	LBA	14,880	124	11/30/2010
Philadelphia (Malvern), PA	Courtyard	White	21,000	127	11/30/2010
Arlington, TX	Hampton Inn & Suites	Western	9,900	98	12/1/2010
Irving, TX	Homewood Suites	Western	10,250	77	12/29/2010
Mount Laurel, NJ	Homewood Suites	Tharaldson	15,000	118	1/11/2011
West Orange, NJ	Courtyard	Tharaldson	21,500	131	1/11/2011
Texarkana, TX	Hampton Inn & Suites	InterMountain	9,100	81	1/31/2011
Fayetteville, NC	Home2 Suites	LBA	11,397	118	2/3/2011
Manassas, VA	Residence Inn	Tharaldson	14,900	107	2/16/2011
San Bernardino, CA	Residence Inn	Tharaldson	13,600	95	2/16/2011
Alexandria, VA	SpringHill Suites	Marriott	26,024	155	3/28/2011	(1)

Total			$1,418,482	10,500

(1)

The Company acquired land and began construction for this hotel during 2009. Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011. The gross purchase price includes the acquisition of land and construction costs.

          Of the Company’s 83 hotels owned at March 31, 2011, six were purchased during the first three months of 2011. The total gross purchase price for these six hotels, with a total of 650 rooms, was $85.5 million. Also, as noted in the table above, during March 2011, the Company completed the construction of a SpringHill Suites hotel in Alexandria, Virginia which opened for business on March 28, 2011.

          The purchase price for the properties acquired through March 31, 2011, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010. The Company assumed approximately $101.4 million of debt secured by 12 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of March 31, 2011. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date		Principal Assumed	Outstanding balance as of March 31, 2011

Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,507
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,352
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,479
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,991
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	7,233
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	7,228
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	8,245
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,764
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,449
Philadelphia
(Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,839
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	6,016
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,942

						$105,223	$102,795

(1)

These rates are the rates per the loan agreement. At acquisition, the Company adjusted the interest rates on these loans to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay approximately $28.0 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.

No goodwill was recorded in connection with any of the acquisitions.

Land and Improvements and Lease

          The Company has approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are leased to Chesapeake under a long term lease for the production of natural gas. Chesapeake Energy Corporation is a guarantor of the lease. The purchase price for the land and improvements was approximately $145 million and was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010. The Company also used the proceeds of its best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The lease has an initial term of 40 years and annual rent ranging from $15.2 million to $26.9 million with the average annual rent being $21.4 million. Under the lease, Chesapeake is responsible for all operating costs of the real estate.

          Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange.

Results of Operations

          The following is a summary of the Company’s consolidated financial results for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010

Revenues:
Hotel revenue	$72,038	$26,476
Rental revenue	5,343	5,297

Expenses:
Hotel direct expenses	41,290	16,619
Taxes, insurance and other expense	4,560	2,130
General and administrative expenses	1,534	1,310
Acquisition related costs	2,615	2,151
Depreciation	11,898	5,698

Interest expense, net	535	84

          During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. As of March 31, 2011, the Company owned 83 hotels (of which six were purchased and one newly constructed hotel opened during 2011) with 10,500 rooms as compared to 38 hotels, with a total of 4,465 rooms as of March 31, 2010. As a result of the acquisition activity during 2010 and 2011, a comparison of operations for 2011 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

     Hotel Performance

          The following is a summary of the operating results of the 83 hotels owned as of March 31, 2011 for their respective periods of ownership by the Company:

	Three Months Ended March 31,

(in thousands, except statistical data)	2011	% of Hotel Revenue	2010	% of Hotel Revenue

Hotel Revenue:
Room revenue	$65,869		$24,093
Other revenue	6,169		2,383

	72,038		26,476

Hotel Operating Expenses:
Hotel direct expenses	41,290	57%	16,619	63%

Taxes, insurance and other expense	4,533	6%	2,103	8%

Hotel Operating Statistics:
Number of hotels	83		38
ADR	$108		$102
Occupancy	67%		61%
RevPAR	$72		$61
Rooms sold (1)	606,748		235,640
Rooms available (2)	910,552		389,226

(1)	Represents the number of room nights sold during the period.
(2)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

          Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined from levels of 2007 and the first half of 2008. However, economic conditions are showing evidence of improvement. While the Company expects 2011 revenue and operating income for comparable hotels and the industry to improve over 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Hotel Revenues

          The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended March 31, 2011 and 2010, the Company had hotel revenue of $72.0 million and $26.5 million. This revenue reflects hotel operations for the 83 hotels owned as of March 31, 2011 for their respective periods of ownership by the Company. For the three months ended March 31, 2011, the hotels achieved combined average occupancy of approximately 67%, ADR of $108 and RevPAR of $72. For the three months ended March 31, 2010, the hotels achieved combined average occupancy of approximately 61%, ADR of $102 and RevPAR of $61. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

          Since the beginning of 2010 the Company has experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 6% in the first quarter of 2011 as compared to the same period of 2010. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of nearly 4% for comparable hotels during the first quarter of 2011 as compared to the first quarter of 2010. With demand and room rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first three months of 2011 and 2010 was 130. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

          In addition, ten of the hotels owned as of March 31, 2011 have opened since the beginning of 2010. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue is below anticipated or market levels for this period of time.

     Hotel Operating Expenses

          Hotel direct expenses relate to the 83 hotels owned as of March 31, 2011 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2011 and 2010, hotel operating expenses totaled $41.3 million or 57% of hotel revenue and $16.6 million or 63% of hotel revenue. Eight of the 43 hotels acquired in 2010 and two of the seven new hotels in 2011 are newly opened hotels and as a result, hotel operating expenses as a percentage of hotel revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets. In addition, operating expenses were impacted by several hotel renovations, with approximately 7,000 room nights out of service during the first three months of 2011 due to such renovations. Although operating expenses will increase as occupancy and revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

          Taxes, insurance, and other expense for the three months ended March 31, 2011 and 2010 totaled $4.5 million or 6% of hotel revenue and $2.1 million or 8% of hotel revenue. As discussed above, with the addition of ten newly opened hotels in the past 15 months, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets.

     Rental Revenue

          The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009. In April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with Chesapeake, one of the nation’s largest producers of natural gas. In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased and release Chesapeake from their associated lease obligations. Rental payments are fixed and have determinable rent increases during the initial lease term. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental income was $5.3 million for both the three months ended March 31, 2011 and 2010, and includes $1.5 million of adjustments to record rent on the straight line basis.

     Other Expenses

          General and administrative expense for the three months ended March 31, 2011 and 2010 was $1.5 million and $1.3 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. The increase as compared to 2010 is due to the growth of the Company.

          Acquisition related costs for the three months ended March 31, 2011 and 2010 were $2.6 million and $2.2 million, respectively. The costs include title, legal, accounting, pre-opening and other related costs, as well as the brokerage commission paid to ASRG for the properties acquired or newly opened during the respective period.

          Depreciation expense for the three months ended March 31, 2011 and 2010 was $11.9 million and $5.7 million, respectively. Depreciation expense primarily represents expense of the Company’s 83 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. Also, included in depreciation expense is the depreciation of the Company’s land improvements (acquired in April 2009) located on 111 sites in Fort Worth, Texas.

          Interest expense for the three months ended March 31, 2011 and 2010 was $1.0 million and $0.5 million, respectively and is net of approximately $355,000 and $206,000 of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of 13 of the Company’s hotels (one loan assumption during 2011, five in 2010, three in 2009, and four in 2008). During the three months ended March 31, 2011 and 2010, the Company also recognized $0.5 million and $0.4 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during the fourth quarter of 2010 which are secured by two hotels.

Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different than if conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. In the first quarter of 2011, there were no changes to the contracts discussed in this section and the Board of Directors approved the assignment of the contract discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of March 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $30.8 million since inception. Of this amount, the Company incurred $1.7 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively, which is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

          In addition to the fees payable to ASRG and A9A, the Company reimbursed A9A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A9A or ASRG approximately $0.5 million for both the three months ended March 31, 2011 and 2010. The expenses reimbursed are approximately $0.1 million and $0.3 million respectively, for costs reimbursed under the contract with ASRG and approximately $0.4 million and $0.2 million respectively of costs reimbursed under the contract with A9A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6. Also, as part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

          The Company has a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s ownership interest was approximately $2.2 million at both March 31, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $49,000 and $110,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

          Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. The note balance net of unamortized discount is included in other assets, net on the Company’s consolidated balance sheet and totaled $10.9 million as of March 31, 2011. The interest rate on this mortgage is a variable rate based on the 3-month LIBOR, and as is currently 5.0%. The note requires monthly payments of principal and interest and matures on February 1, 2012. The borrower on the note is Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note is secured by a Hilton Garden Inn hotel located in Columbia, South Carolina. Total interest income recorded by the Company for the three months ended March 31, 2011 was approximately $0.2 million.

          During the first quarter of 2011, the Company entered into an assignment of contract with ASRG to become the purchaser of a newly constructed Home2 Suites by Hilton located in Fayetteville, North Carolina for a total purchase price of $11.4 million. ASRG entered into the assigned contract on December 11, 2009. There was no consideration paid to ASRG for this assignment, other than the reimbursement of the deposits previously made by ASRG totaling $2,500. There was no profit for ASRG in the assignment. The Company purchased this hotel on February 3, 2011.

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

          The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including debt service, capital improvements and anticipated distributions to shareholders in 2011. The Company intends to use cash on hand, assumed secured debt and potentially other financing if needed to complete the planned acquisitions.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first three months of 2011 totaled approximately $39.9 million and were paid at a monthly rate of $0.073334 per common share. For the same period the Company’s net cash generated from operations was approximately $17.9 million. During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds.

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

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011 and 2010, the Company redeemed approximately 319,000 Units and121,000 Units in the amount of $3.3 million and $1.3 million under the program. Since inception of the program through March 31, 2011, the Company has redeemed 1.3 million Units representing $13.3 million.

          In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. During the first three months of 2011, 1.2 million Units were issued under the plan representing $13.4 million. No Units were issued under the plan as of December 31, 2010.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2011, the Company held $6.1 million in reserves for capital expenditures. For the first three months of 2011, the Company spent approximately $4.3 million on capital expenditures and anticipates an additional $15.0 million for the remainder of the year. Additionally, during March 2011, the Company completed the construction of a SpringHill Suites hotel located in Alexandria, Virginia. Construction costs incurred during the first quarter of 2011 were approximately $5.0 million.

          As of March 31, 2011, the Company had outstanding contracts for the potential purchase of seven additional hotels for a total purchase price of $135.1 million. Of these seven hotels, five are under construction and should be completed over the next three to 15 months, at which time closing is expected. The purchase of the existing two hotels is expected to close by the end of the second quarter of 2011. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The Company does not plan to enter into contracts for the acquisition or construction of any additional hotels other than the ones discussed below. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Operating (a)
Jacksonville, NC	Fairfield Inn & Suites	79	$125	$7,800
Dallas, TX	Hilton	224	2,000	41,000	(d)
Under Construction (b)
Santa Ana, CA	Courtyard	155	5,731	24,800
Lafayette, LA	SpringHill Suites	103	3	10,232	(c)
Tucson, AZ	TownePlace Suites	124	3,963	15,852	(c)
El Paso, TX	Hilton Garden Inn	145	4,993	19,974	(c)
Nashville, TN	Home2 Suites	110	500	15,400

		940	$17,315	$135,058

(a)	The hotels are currently operational and assuming all conditions to closing are met should close within three months from March 31, 2011.
(b)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met should close within the next 15 months from March 31, 2011.

(c)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

(d)	Purchase contract for this hotel requires the Company to assume approximately $21.0 million in mortgage debt. The loans provide for monthly payments of principal and interest on an amortized basis.

          It is anticipated that the purchase price (less any debt assumed) for the outstanding contracts will be funded from cash on hand.

          On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. The lease terminates on December 31, 2098, subject to the Company’s right to exercise two renewal periods of ten years each. The Company intends to use the land to build a Courtyard and Residence Inn. Under the terms of the lease the Company has a “Study Period” to determine the viability of the hotels. The Company can terminate the lease for any reason during the Study Period, which originally ended in April 2010, and was extended to August 2011. After the Study Period, the lease continues to be subject to various conditions, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the lease at any time. Rent payments are not required until the Company decides to begin construction on the hotels. Annual rent under the lease is $300,000 with adjustments throughout the lease term based on the Consumer Price Index. As there are many conditions to beginning construction on the hotels, there are no assurances that the Company will construct the hotels or continue the lease.

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

Subsequent Events

          In April 2011, the Company declared and paid approximately $13.4 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which $5.3 million or 479,218 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In April 2011, the Company redeemed 378,367 Units in the amount of $3.9 million under its Unit Redemption Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at March 31, 2011, of $117.6 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.2 million, all other factors remaining the same.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Offering

          The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of March 31, 2011. All amounts in thousands, except per Unit data:

Units Registered:

	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000

Units Sold:
	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		2,000,000

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission			200,000
2.	Expenses of underwriters			—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			—
4.	Fees and expenses of third parties			3,043

Total Expenses of Issuance and Distribution of Common Shares				203,043

Net Proceeds to the Company				$1,796,957

1.	Purchase of real estate (net of debt proceeds and repayment)			$1,444,463
2.	Deposits and other costs associated with potential real estate acquisitions			17,428
3.	Repayment of other indebtedness, including interest expense paid			10,584
4.	Investment and working capital			285,888
5.	Fees to the following (all affiliates of officers of the Company):
a.	Apple Nine Advisors, Inc.			7,750
b.	Apple Suites Realty Group, Inc.			30,844
6.	Fees and expenses of third parties			—
7.	Other			—

Total of Application of Net Proceeds to the Company				$1,796,957

Unit Redemption Program

          Effective in October 2009, the Company’s Board of Directors approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of March 31, 2011, the Company has redeemed 1,297,315 Units in the amount of $13.3 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date as of March 31, 2011. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the first quarter of 2011 (no redemptions occurred in February and March 2011).

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

January 2011	318,891	$ 10.22	1,297,315	(1)

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

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2011

Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 6, 2011

Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)