Form 10-Q
period 2011-06-30
Apple REIT Nine, Inc.
filed 2011-08-12
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53603

Apple REIT Nine, Inc.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

          Number of registrant’s common shares outstanding as of August 1, 2011: 182,209,310

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Apple REIT Nine, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2011	December 31, 2010

	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $73,638 and $48,962, respectively	$1,608,347	$1,461,922
Cash and cash equivalents	67,691	224,108
Due from third party managers, net	16,318	8,260
Straight-line rent receivable	13,814	10,721
Other assets, net	42,922	40,931

TOTAL ASSETS	$1,749,092	$1,745,942

LIABILITIES
Notes payable	$125,608	$99,649
Accounts payable and accrued expenses	11,616	12,254

TOTAL LIABILITIES	137,224	111,903

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 183,268,472 and 181,272,669 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 183,268,472 and 181,272,669 shares, respectively	1,809,741	1,787,213
Distributions greater than net income	(197,921)	(153,222)

TOTAL SHAREHOLDERS’ EQUITY	1,611,868	1,634,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,749,092	$1,745,942

See notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues:
Room revenue	$77,069	$32,252	$142,938	$56,345
Other revenue	7,323	3,375	13,492	5,758

Total hotel revenue	84,392	35,627	156,430	62,103
Rental revenue	5,342	5,343	10,685	10,640

Total revenue	89,734	40,970	167,115	72,743

Expenses:
Operating expense	21,120	9,726	39,325	17,315
Hotel administrative expense	6,355	2,708	12,013	4,892
Sales and marketing	7,040	3,080	13,193	5,477
Utilities	3,274	1,573	6,482	2,968
Repair and maintenance	3,215	1,543	6,048	2,775
Franchise fees	3,349	1,367	6,177	2,371
Management fees	2,750	1,129	5,155	1,947
Taxes, insurance and other	4,515	2,341	9,075	4,471
General and administrative	2,011	1,765	3,545	3,075
Acquisition related costs	1,733	3,349	4,348	5,500
Depreciation expense	12,778	6,851	24,676	12,549

Total expenses	68,140	35,432	130,037	63,340

Operating income	21,594	5,538	37,078	9,403

Interest expense, net	(1,198)	(220)	(1,733)	(304)

Net income	$20,396	$5,318	$35,345	$9,099

Basic and diluted net income per common share	$0.11	$0.04	$0.19	$0.08

Weighted average common shares outstanding - basic and diluted	182,621	122,696	182,118	113,781

See notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net income	$35,345	$9,099
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,676	12,549
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	277	186
Straight-line rental income	(3,093)	(3,011)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(8,038)	(4,300)
Decrease in other assets, net	109	708
Increase in accounts payable and accrued expenses	1,076	429

Net cash provided by operating activities	50,352	15,660

Cash flows used in investing activities:
Cash paid for acquisitions	(130,708)	(223,671)
Deposits and other disbursements for potential acquisitions, net	(5,848)	(1,363)
Capital improvements	(10,013)	(9,574)
Increase in capital improvement reserves	(1,014)	(69)

Net cash used in investing activities	(147,583)	(234,677)

Cash flows from financing activities:
Net proceeds related to issuance of Units	29,406	357,551
Redeemptions of Units	(7,166)	(3,144)
Distributions paid to common shareholders	(80,044)	(49,575)
Payments of notes payable	(975)	(466)
Deferred financing costs	(407)	(1)

Net cash (used in) provided by financing activities	(59,186)	304,365

Increase (decrease) in cash and cash equivalents	(156,417)	85,348

Cash and cash equivalents, beginning of period	224,108	272,913

Cash and cash equivalents, end of period	$67,691	$358,261

Non-cash transactions:
Notes payable assumed in acquisitions	$25,942	$0

See notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

Apple REIT Nine, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

     Organization

          Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on July 31, 2008 when it purchased its first hotel. The Company concluded its best-efforts offering in December 2010. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes two segments, hotels and a ground lease. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

          As of June 30, 2011, the Company owned 86 hotels located in 27 states with an aggregate of 10,982 rooms. The Company’s real estate portfolio also included approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas.

     Significant Accounting Policies

     Use of Estimates

          The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings Per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2011 or 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

3. Real Estate Investments

Hotel Acquisitions

          The Company acquired nine hotels during the first six months of 2011. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	$15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232

Total					1,132	$162,529

          The purchase price for these properties, net of debt assumed, was funded with cash on hand. The Company assumed approximately $25.9 million of debt during the first six months of 2011, in connection with the hotels acquired in Texarkana and Dallas, Texas. The Company also used cash on hand to pay approximately $3.8 million in acquisition related costs, including $3.3 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.5 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the six months ended June 30, 2011.

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

          No goodwill was recorded in connection with any of the acquisitions.

          Additionally, during March 2011, the Company completed the construction of a SpringHill Suites hotel located in Alexandria, Virginia which opened for business on March 28, 2011. The hotel contains 155 guest rooms and is managed by Marriott. The total investment in the property is approximately $25.2 million. The Company also incurred approximately $0.5 million in pre-opening costs which is included in acquisition related costs in the Company’s consolidated statements of operations for the six months ended June 30, 2011.

          As of June 30, 2011, the Company owned 86 hotels, located in 27 states, consisting of the following:

Brand	Total by Brand	Number of Rooms

Hampton Inn	21	2,528
Hilton Garden Inn	17	2,364
Courtyard	13	1,689
Homewood Suites	7	735
Fairfield Inn	5	613
TownePlace Suites	3	329
Residence Inn	8	874
SpringHill Suites	7	986
Marriott	1	206
Embassy Suites	2	316
Home2 Suites	1	118
Hilton	1	224

	86	10,982

Land and Land Improvements

          As of June 30, 2011 the Company owned approximately 410 acres of land and land improvements located on 111 sites in the Ft. Worth, Texas area that are being leased to Chesapeake for the production of natural gas. Chesapeake is a publicly held company that is traded on the New York Stock Exchange.

Total Real Estate Investments

          At June 30, 2011 the Company’s investment in real estate consisted of the following (in thousands):

Land	$187,798
Land Improvements	95,983
Building and Improvements	1,293,553
Furniture, Fixtures and Equipment	99,426
Franchise Fees	4,527
Construction in Progress	698

1,681,985
Less Accumulated Depreciation	(73,638)

Investment in real estate, net	$1,608,347

Potential Acquisitions and Construction Projects

          As of June 30, 2011, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $51.2 million. All three hotels are under construction and should be completed over the next 12 months, at which time closing is expected. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The Company does not plan to enter into contracts for the acquisition or construction of any additional hotels other than the ones discussed below. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location (a)	Brand	Rooms	Deposits Paid	Gross Purchase Price

Tucson, AZ	TownePlace Suites	124	$3,963	$15,852	(b)
El Paso, TX	Hilton Garden Inn	145	4,993	19,974	(b)
Nashville, TN	Home2 Suites	110	1,500	15,400

		379	$10,456	$51,226

(a)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of the hotels should close within the next 12 months from June 30, 2011.

(b)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

          As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price for the outstanding contracts will be funded with cash on hand if a closing occurs.

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

          On June 29, 2011, the Company terminated a purchase contract for a hotel located in Jacksonville, North Carolina. The hotel had a purchase price of $7.8 million, and contained 79 guest rooms. In connection with the termination of this contract, the initial deposit of $125,000 was repaid to the Company.

4. Notes Payable

          During the first six months of 2011, the Company assumed approximately $25.9 million of debt secured by first mortgage notes on the Texarkana, Texas Hampton Inn & Suites and Dallas, Texas Hilton properties. Prior to 2011, the Company assumed approximately $100.3 million in debt in connection with the acquisition of 12 hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of June 30, 2011 and December 31, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date		Principal Assumed	Outstanding balance as of June 30, 2011	Outstanding balance as of December 31, 2010

Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,458	13,560
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,305	10,401
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,447	9,514
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,967	4,017
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	7,189	7,279
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	7,184	7,274
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	8,206	8,286
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,700	13,831
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,420	6,479
Philadelphia (Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,797	7,880
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,982	6,041
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,926	—
Dallas, TX	Hilton	6.63%	5/17/2011	6/6/2015		20,988	20,948	—

						$126,211	$123,279	$98,312

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

          The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. As of June 30, 2011, the carrying value and estimated fair value of the Company’s debt was $125.6 million and $128.3 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $99.6 million and $98.7 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the first six months of 2011, there were no changes to the contracts discussed in this section and the Board of Directors approved the assignment of the contract discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $32.4 million since inception. Of this amount, the Company incurred $3.3 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively, which is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million and $623,000 for the six months ended June 30, 2011 and 2010, respectively.

          In addition to the fees payable to ASRG and A9A, the Company reimbursed A9A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A9A or ASRG approximately $1.0 million for both the six months ended June 30, 2011 and 2010. The expenses reimbursed are approximately $0.2 million and $0.6 million respectively, for costs reimbursed under the contract with ASRG and approximately $0.8 million and $0.4 million respectively of costs reimbursed under the contract with A9A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A8A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

          Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s equity investment was approximately $2.2 million at both June 30, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $90,000 and $213,000 in each period, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

          Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. The note balance net of unamortized discount is included in other assets, net on the Company’s consolidated balance sheet and totaled $11.0 million as of June 30, 2011. The interest rate on this mortgage is a variable rate based on the 3-month LIBOR, and as is currently 4.9%. The note requires monthly payments of principal and interest and matures on February 1, 2012. The borrower on the note is Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note is secured by a Hilton Garden Inn hotel located in Columbia, South Carolina. Total interest income recorded by the Company for the three and six months ended June 30, 2011 was approximately $0.2 million and $0.4 million.

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

6. Shareholders’ Equity

Unit Redemption Program

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011 and 2010, the Company redeemed approximately 697,000 Units and 307,000 Units in the amount of $7.2 million and $3.1 million under the program. Since inception of the program through June 30, 2011, the Company has redeemed 1.7 million Units representing $17.2 million. Through June 30, 2011, the Company has redeemed 100% of the requested redemptions.

Dividend Reinvestment Plan

          In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. During the first six months of 2011, 2.7 million Units were issued under the plan representing $29.6 million. No Units were issued under the plan as of December 31, 2010.

Distributions

          The Company’s annual distribution rate as of June 30, 2011 was $0.88 per common share, payable monthly. For the three months ended June 30, 2011 and 2010, the Company made distributions of $0.22 per common share for a total of $40.1 million and $26.8 million. For the six months ended June 30, 2011 and 2010, the Company made distributions of $0.44 per common share for a total of $80.0 million and $49.6 million.

7. Industry Segments

          The Company has two reportable segments: hotel investments and real estate leased under a long-term triple-net lease. The Company owns extended-stay and limited service hotel properties throughout the

United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. In addition, the Company owns approximately 410 acres of land and land improvements on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that is leased to a tenant for the production of natural gas. Under the ground lease, the Company receives monthly rental payments. Prior to the acquisition of the land in Ft. Worth, Texas, the Company’s only reportable segment was hotel investments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and six months ending June 30, 2011 and 2010. Dollar amounts are in thousands.

	For the three months ended June 30, 2011

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$84,392	$5,342	$—	$89,734
Operating expenses	51,592	26	—	51,618
Acquisition related costs	1,733	—	—	1,733
Depreciation expense	12,178	600	—	12,778
General and administrative	—	—	2,011	2,011

Operating income/(loss)	18,889	4,716	(2,011)	21,594
Interest income	—	—	394	394
Interest expense	(1,592)	—	—	(1,592)

Net income/(loss)	$17,297	$4,716	$(1,617)	$20,396

	For the six months ended June 30, 2011

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$156,430	$10,685	$—	$167,115
Operating expenses	97,415	53	—	97,468
Acquisition related costs	4,348	—	—	4,348
Depreciation expense	23,476	1,200	—	24,676
General and administrative	—	—	3,545	3,545

Operating income/(loss)	31,191	9,432	(3,545)	37,078
Interest income	—	—	905	905
Interest expense	(2,638)	—	—	(2,638)

Net income/(loss)	$28,553	$9,432	$(2,640)	$35,345

Total assets as of June 30, 2011	$1,494,720	$157,101	$97,271	$1,749,092

	For the three months ended June 30, 2010

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$35,627	$5,343	$—	$40,970
Operating expenses	23,440	27	—	23,467
Acquisition related costs	3,349	—	—	3,349
Depreciation expense	6,251	600	—	6,851
General and administrative	—	—	1,765	1,765

Operating income/(loss)	2,587	4,716	(1,765)	5,538
Interest income	—	—	400	400
Interest expense	(620)	—	—	(620)

Net income/(loss)	$1,967	$4,716	$(1,365)	$5,318

	For the six months ended June 30, 2010

	Hotels	Ground Lease	Corporate	Consolidated

Total revenue	$62,103	$10,640	$—	$72,743
Operating expenses	42,162	54	—	42,216
Acquisition related costs	5,500	—	—	5,500
Depreciation expense	11,391	1,158	—	12,549
General and administrative	—	—	3,075	3,075

Operating income/(loss)	3,050	9,428	(3,075)	9,403
Interest income	—	—	836	836
Interest expense	(1,140)	—	—	(1,140)

Net income/(loss)	$1,910	$9,428	$(2,239)	$9,099

Total assets as of June 30, 2010	$778,133	$153,315	$364,284	$1,295,732

8. Rental Revenue

          The Company has approximately 410 acres of land and improvements located on 111 sites in Ft. Worth, Texas area that are being leased to a subsidiary of Chesapeake for the production of natural gas. Chesapeake is the second-largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years from its commencement date of April 2009, with five renewal options of five years each, exercisable by the tenant. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental revenue includes $1.5 million of adjustments to record rent on the straight line basis for both the three months ended June 30, 2011 and 2010, and $3.1 million and $3.0 million of adjustments to record rent on the straight line basis for the six months ended June 30, 2011 and 2010. Straight line rental receivable totaled $13.8 million and $10.7 million as of June 30, 2011 and December 31, 2010, respectively.

          As of June 30, 2011, the carrying value of the leased properties totaled $157.1 million and represents approximately 9% of the Company’s total assets. The rental income generated from the leased properties represents approximately 6% of the Company’s total revenue for the six months ended June 30, 2011. If the tenant does not perform under the lease, the Company would be subject to market conditions at the time of default. Therefore, the return on the investment in the real estate could be less than if the tenant performs under the lease.

9. Pro Forma Information (unaudited)

          The following unaudited pro forma information for the three and six months ended June 30, 2011 and 2010 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2009, had occurred on the latter of January 1, 2010 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total revenues	$91,300	$75,117	$173,051	$145,681
Net income	21,526	13,994	38,999	5,791
Net income per share - basic and diluted	$0.12	$0.09	$0.21	$0.04

          The pro forma information reflects adjustments for actual revenues and expenses of the 52 hotels acquired during 2010 and 2011 for the respective period prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

10. Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company and Apple REIT Ten, Inc.

          On June 17, 2011, one shareholder of the Company filed a putative class action captioned Nancy Kowalski v. Apple REIT Ten, Inc., et al, Case No. 1:11-cv-2919, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Ten, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Ten Inc. from June 16, 2008 through and including June 17, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Ten, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT companies, (2) the operations and investment model implemented by the Company and Apple REIT Ten, Inc. are determined to lose investors’ capital, and (3) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Ten, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT companies, (b) previous distribution payments made by the Apple REIT companies, and (c) the operations of the Apple REIT companies, (2) the significant risks associated with the illiquid investment in the Apple REIT companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 28, 2011, a shareholder of the Company and Apple REIT Ten, Inc. filed a putative class action lawsuit captioned Marvin Leff v. Apple REIT Ten, Inc., et al, Case No. 2:11-cv-03094, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Ten, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Ten, Inc. from June 17, 2008 through and including June 28, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Ten, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT Companies, and (2) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Ten, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT Companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

11. Subsequent Events

          In July 2011, the Company declared and paid approximately $13.4 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which $5.3 million or 484,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In July 2011, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million under its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. The redemption was approximately 41% of the requested redemption amount.

          In July 2011, the Company agreed to sell back to Chesapeake one of the 111 sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the site was $1.4 million, which approximates the net book value of the site. The Company earned and received rental income for the period held totaling approximately $310,000.

          In August 2011, the Company entered into a contract for the potential sale of its 110 parcels of land and improvements located in the Ft. Worth, Texas area for a total purchase price of $198.4 million. Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

          Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has limited operating history, was formed to invest in income-producing real estate in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units in December 2010. Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income. As of June 30, 2011, the Company owned 86 hotels (nine purchased and one newly constructed hotel opened during the first six months of 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008). The Company’s real estate portfolio also includes approximately 410 acres of land and improvements located on 111 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas. Accordingly, the results of operations include only results from the date of ownership of the properties.

Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company and Apple REIT Ten, Inc.

          On June 17, 2011, one shareholder of the Company filed a putative class action captioned Nancy Kowalski v. Apple REIT Ten, Inc., et al, Case No. 1:11-cv-2919, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Ten, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Ten Inc. from June 16, 2008 through and including June 17, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Ten, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT companies, (2) the operations and investment model implemented by the Company and Apple REIT Ten, Inc. are determined to lose investors’ capital, and (3) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Ten, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT companies, (b) previous distribution payments made by the Apple REIT companies, and (c) the operations of the Apple REIT companies, (2) the significant risks associated with the illiquid investment in the Apple REIT companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On June 28, 2011, a shareholder of the Company and Apple REIT Ten, Inc. filed a putative class action lawsuit captioned Marvin Leff v. Apple REIT Ten, Inc., et al, Case No. 2:11-cv-03094, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Ten, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Ten, Inc. from June 17, 2008 through and including June 28, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Ten, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT Companies, and (2) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Ten, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT Companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for the administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

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

Hotels Owned

          As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 86 hotels the Company owned as of June 30, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500
Bristol	VA	Courtyard	LBA	11/7/2008	175	18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	93	11,500
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	32,657
Ft Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	17,261
West Monroe	LA	Hilton Garden Inn	InterMountain	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000
Tampa	FL	Embassy Suites	White	11/2/2010	147	21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155	25,226	(1)
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232

Total					10,982	$1,494,716

(1)

The Company acquired land and began construction for this hotel during 2009. Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011. The gross purchase price includes the acquisition of land and construction costs.

          Of the Company’s 86 hotels owned at June 30, 2011, nine were purchased during the first six months of 2011. The total gross purchase price for these nine hotels, with a total of 1,132 rooms, was $162.5 million. Also, as noted in the table above, during March 2011, the Company completed the construction of a SpringHill Suites hotel in Alexandria, Virginia which opened for business on March 28, 2011.

          The purchase price for the properties acquired through June 30, 2011, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010. The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of June 30, 2011. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Acquisition Date	Maturity Date		Principal Assumed	Outstanding balance as of June 30, 2011

Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,458
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,305
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,447
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,967
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	7,189
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	7,184
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	8,206
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,700
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,420
Philadelphia
(Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,797
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,982
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,926
Dallas, TX	Hilton	6.63%	5/17/2011	6/6/2015		20,988	20,948

						$126,211	$123,279

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

          The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay approximately $29.5 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.

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

Results of Operations

          The following is a summary of the Company’s consolidated financial results for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Revenues:
Hotel revenue	$84,392	$35,627	$156,430	$62,103
Rental revenue	5,342	5,343	10,685	10,640

Expenses:
Hotel direct expenses	47,103	21,126	88,393	37,745
Taxes, insurance and other expense	4,515	2,341	9,075	4,471
General and administrative expenses	2,011	1,765	3,545	3,075
Acquisition related costs	1,733	3,349	4,348	5,500
Depreciation	12,778	6,851	24,676	12,549

Interest expense, net	1,198	220	1,733	304

          During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. As of June 30, 2011, the Company owned 86 hotels (of which nine were purchased and one newly constructed hotel opened during 2011) with 10,982 rooms as compared to 44 hotels, with a total of 5,393 rooms as of June 30, 2010. As a result of the acquisition activity during 2010 and 2011, a comparison of operations for 2011 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

     Hotel Performance

          The following is a summary of the operating results of the 86 hotels owned as of June 30, 2011 for their respective periods of ownership by the Company:

	Three Months Ended June 30,				Six Months Ended June 30,

(in thousands, except statistical data)	2011	% of Hotel Revenue	2010	% of Hotel Revenue	2011	% of Hotel Revenue	2010	% of Hotel Revenue

Hotel Revenue:
Room revenue	$77,069		$32,252		$142,938		$56,345
Other revenue	7,323		3,375		13,492		5,758

	84,392		35,627		156,430		62,103

Hotel Operating Expenses:
Hotel direct expenses	47,103	56%	21,126	59%	88,393	57%	37,745	61%
Taxes, insurance and other expense	4,489	5%	2,314	6%	9,022	6%	4,417	7%

Hotel Operating Statistics:
Number of hotels	86		44		86		44
ADR	$107		$103		$108		$102
Occupancy	74%		68%		70%		65%
RevPAR	$79		$70		$76		$66
Total Rooms sold (1)	714,861		312,741		1,321,609		548,381
Total Rooms available (2)	967,393		457,992		1,877,945		847,218

(1)	Represents the number of room nights sold during the period.
(2)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

          Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011. While the Company expects 2011 revenue and operating income for comparable hotels and the industry to improve over 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Hotel Revenues

          The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months June 30, 2011 and 2010, the Company had hotel revenue of $84.4 million and $35.6 million. For the six months June 30, 2011 and 2010, the Company had hotel revenue of $156.4 million and $62.1 million. This revenue reflects hotel operations for the 86 hotels owned as of June 30, 2011 for their respective periods of ownership by the Company. For the three months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 74%, ADR of $107 and RevPAR of $79. For the three months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 68%, ADR of $103 and RevPAR of $70. For the six months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 70%, ADR of $108 and RevPAR of $76. For the six months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $102 and RevPAR of $66. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

          Since the beginning of 2010 the Company has experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 11% in the second quarter of 2011 as compared to the same period of 2010 and 9% for the first half of 2011 as compared to the first half of 2010.

In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of nearly 3% for comparable hotels during the second quarter of 2011 as compared to the second quarter of 2010 and 3% for the first half of 2011 as compared to the first half of 2010. With demand and room rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first six months of 2011 and 2010 was 127 and 126, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

          In addition, 12 of the hotels owned as of June 30, 2011 have opened since the beginning of 2010. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue is below anticipated or market levels for this period of time.

     Hotel Operating Expenses

          Hotel direct expenses relate to the 86 hotels owned as of June 30, 2011 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2011 and 2010, hotel operating expenses totaled $47.1 million or 56% of hotel revenue and $21.1 million or 59% of hotel revenue. For the six months ended June 30, 2011 and 2010, hotel operating expenses totaled $88.4 million or 57% of hotel revenue and $37.7 million or 61% of hotel revenue. Eight of the 43 hotels acquired in 2010 and four of the ten new hotels in 2011 are newly opened hotels and as a result, hotel operating expenses as a percentage of hotel revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets. In addition, operating expenses were impacted by several hotel renovations, with approximately 7,000 room nights out of service during the first six months of 2011 due to such renovations. Although operating expenses will increase as occupancy and revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

          Taxes, insurance, and other expense for the three months ended June 30, 2011 and 2010 totaled $4.5 million or 5% of hotel revenue and $2.3 million or 6% of hotel revenue. For the six months ended June 30, 2011 and 2010, taxes, insurance, and other expense totaled $9.0 million or 6% of hotel revenue and $4.4 million or 7% of hotel revenue. As discussed above, with the addition of 12 newly opened hotels in the past 18 months, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets.

     Rental Revenue

          The Company generates rental revenue from its purchase and leaseback transaction completed during the second quarter of 2009. In April 2009, the Company purchased 417 acres of land located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a long-term, triple net lease with Chesapeake, one of the nation’s largest producers of natural gas. In February 2010, the Company agreed to sell back to Chesapeake two of the 113 sites originally purchased and release Chesapeake from their associated lease obligations. Rental payments are fixed and have determinable rent increases during the initial lease term. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental income was $5.3 million for both the three months ended June 30, 2011 and 2010, and includes $1.5 million of adjustments to record rent on the straight line basis. Rental income was $10.7 million and $10.6 million for the six months ended June 30, 2011 and 2010, and includes $3.1 million and $3.0 million of adjustments to record rent on the straight line basis.

     Other Expenses

          General and administrative expense for the three months ended June 30, 2011 and 2010 was $2.0 million and $1.8 million. For the six months ended June 30, 2011 and 2010, general and administrative expenses were $3.5 million and $3.1 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. The Company has incurred approximately $400,000 in legal costs in 2011, an increase over prior years due to the legal and related matters discussed above and continued costs related to responding to Securities and Exchange Commission inquiries, and anticipates it will continue to incur significant legal costs for at least the remainder of 2011.

          Acquisition related costs for the three months ended June 30, 2011 and 2010 were $1.7 million and $3.3 million, and $4.3 million and $5.5 million for the six months ended June 30, 2011 and 2010. The costs include title, legal, accounting, pre-opening and other related costs, as well as the brokerage commission paid to ASRG for the properties acquired or newly opened during the respective period.

          Depreciation expense for the three months ended June 30, 2011 and 2010 was $12.8 million and $6.9 million, and $24.7 million and $12.5 million for the six months ended June 30, 2011 and 2010. Depreciation expense primarily represents expense of the Company’s 86 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. Also, included in depreciation expense is the depreciation of the Company’s land improvements (acquired in April 2009) located on 111 sites in Fort Worth, Texas.

          Interest expense for the three months ended June 30, 2011 and 2010 was $1.6 million and $620,000, respectively and is net of approximately $0 and $110,000 of interest capitalized associated with renovation and construction projects. Interest expense for the six months ended June 30, 2011 and 2010 was $2.6 million and $1.1 million, respectively and is net of approximately $355,000 and $316,000 of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels (two loans assumption during 2011, five in 2010, three in 2009, and four in 2008). During the three months ended June 30, 2011 and 2010, the Company also recognized $394,000 and $400,000 in interest income, and $905,000 and $836,000 for the six months ended June 30, 2011 and 2010, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during the fourth quarter of 2010 which are secured by two hotels.

Liquidity and Capital Resources

          The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008.The Company completed its best-efforts offering of Units in December 2010. The Company’s principal source of liquidity is cash on hand and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors.

          The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including debt service, capital improvements and anticipated distributions to shareholders in 2011. The Company intends to use cash on hand and potentially other financing if needed to complete the planned acquisitions.

            To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first six months of 2011 totaled approximately $80.0 million and were paid at a monthly rate of $0.073334 per common share. For the same period the Company’s net cash generated from operations was approximately $50.4 million. During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds. The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes. In May 2008, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011 and 2010, the Company redeemed approximately 697,000 Units and 307,000 Units in the amount of $7.2 million and $3.1 million under the program. Since inception of the program through June 30, 2011, the Company has redeemed 1.7 million Units representing $17.2 million. Through June 30, 2011, the Company has redeemed 100% of the requested redemptions.

          In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. During the first six months of 2011, 2.7 million Units were issued under the plan representing $29.6 million. No Units were issued under the plan as of December 31, 2010.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2011, the Company held $9.0 million in reserves for capital expenditures. For the first six months of 2011, the Company spent approximately $6.0 million on capital expenditures and anticipates an additional $13.0 million for the remainder of the year. Additionally, during March 2011, the Company completed the construction of a SpringHill Suites hotel located in Alexandria, Virginia. Construction costs incurred during the first six months of 2011 were approximately $4.0 million.

          As of June 30, 2011, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $51.2 million. All three hotels are under construction and should be completed over the next 12 months, at which time closing is expected. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings will occur under the outstanding purchase contracts. The Company does not plan to enter into contracts for the acquisition or construction of any additional hotels other than the ones discussed below. The following table summarizes the location, brand, number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts. All dollar amounts are in thousands.

Location (a)	Brand	Rooms	Deposits Paid	Gross Purchase Price

Tucson, AZ	TownePlace Suites	124	$3,963	$15,852	(b)
El Paso, TX	Hilton Garden Inn	145	4,993	19,974	(b)
Nashville, TN	Home2 Suites	110	1,500	15,400

		379	$10,456	$51,226

(a)

The hotels are currently under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise. Assuming all conditions to closing are met the purchase of the hotels should close within the next 12 months from June 30, 2011.

(b)

If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under construction, at this time, the seller has not met all of the conditions to closing.

          It is anticipated that the purchase price for the outstanding contracts will be funded from cash on hand.

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

Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the first six months of 2011, there were no changes to the contracts discussed in this section and the Board of Directors approved the assignment of the contract discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of June 30, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $32.4 million since inception. Of this amount, the Company incurred $3.3 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively, which is included in acquisition related costs in the Company’s consolidated statements of operations.

          The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million and $623,000 for the six months ended June 30, 2011 and 2010, respectively.

          In addition to the fees payable to ASRG and A9A, the Company reimbursed A9A or ASRG or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A9A or ASRG approximately $1.0 million for both the six months ended June 30, 2011 and 2010. The expenses reimbursed are approximately $0.2 million and $0.6 million respectively, for costs reimbursed under the contract with ASRG and approximately $0.8 million and $0.4 million respectively of costs reimbursed under the contract with A9A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Eight Advisors, Inc. (“A8A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A8A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of AR6, Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

          The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s equity investment was approximately $2.2 million at both June 30, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $90,000 and $213,000 in each period, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

          Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. The note balance net of unamortized discount is included in other assets, net on the Company’s consolidated balance sheet and totaled $11.0 million as of June 30, 2011. The interest rate on this mortgage is a variable rate based on the 3-month LIBOR, and as is currently 4.9%. The note requires monthly payments of principal and interest and matures on February 1, 2012. The borrower on the note is Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note is secured by a Hilton Garden Inn hotel located in Columbia, South Carolina. Total interest income recorded by the Company for the three and six months ended June 30, 2011 was approximately $0.2 million and $0.4 million.

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

Subsequent Events

          In July 2011, the Company declared and paid approximately $13.4 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which $5.3 million or 484,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In July 2011, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million under its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. The redemption was approximately 41% of the requested redemption amount.

          In July 2011, the Company agreed to sell back to Chesapeake one of the 111 sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the site was $1.4 million, which approximates the net book value of the site. The Company earned and received rental income for the period held totaling approximately $310,000.

          In August 2011, the Company entered into a contract for the potential sale of its 110 parcels of land and improvements located in the Ft. Worth, Texas area for a total purchase price of $198.4 million.

Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at June 30, 2011, of $67.7 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $677,000, all other factors remaining the same.

Item 4. Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company and Apple REIT Ten, Inc.

          On June 17, 2011, one shareholder of the Company filed a putative class action captioned Nancy Kowalski v. Apple REIT Ten, Inc., et al, Case No. 1:11-cv-2919, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Ten, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Ten Inc. from June 16, 2008 through and including June 17, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Ten, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT companies, (2) the operations and investment model implemented by the Company and Apple REIT Ten, Inc. are determined to lose investors’ capital, and (3) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Ten, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT companies, (b) previous distribution payments made by the Apple REIT companies, and (c) the operations of the Apple REIT companies, (2) the significant risks associated with the illiquid investment in the Apple REIT companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

          On June 28, 2011, a shareholder of the Company and Apple REIT Ten, Inc. filed a putative class action lawsuit captioned Marvin Leff v. Apple REIT Ten, Inc., et al, Case No. 2:11-cv-03094, in the United States District Court for the Eastern District of New York against the Company, its directors and certain of its officers, Apple REIT Ten, Inc., its directors and certain of its officers, and David Lerner Associates, Inc. and David Lerner. The complaint, purportedly brought on behalf of all purchasers of Units in the Company and Apple REIT Ten, Inc. from June 17, 2008 through and including June 28, 2011, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933 and seeks, among other things, certification of the class, damages, rescission of share purchases and other costs and expenses. The complaint alleges, among other things, that: (1) the registration statements and prospectuses of the Company and Apple REIT Ten, Inc. failed to disclose material information concerning the value of the Units of the prior Apple REIT Companies, and (2) David Lerner Associates, Inc. solicited purchases of the Company and Apple REIT Ten, Inc. by means of false and misleading statements concerning the distributions paid by prior Apple REIT Companies. The Company believes that these claims against the Company and its officers and directors are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

ITEM 1A. Risk Factors

          The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2010 Annual Report and below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s 2010 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could suffer. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

          The Company is subject to securities class action lawsuits and governmental regulatory oversight, which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

          As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to three securities class action lawsuits and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuits and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

          The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company. For more innformation about the Company’s legal proceedings, see “Legal Proceedings.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Offering

          The following tables set forth information concerning the best-efforts offering and the use of proceeds from the offering as of June 30, 2011. All amounts in thousands, except per Unit data:

Units Registered:
		9,524	Units	$10.50 per Unit	$100,000
		172,727	Units	$11 per Unit	1,900,000

Totals:		182,251	Units		$2,000,000

Units Sold:
		9,524	Units	$10.50 per Unit	$100,000
		172,727	Units	$11 per Unit	1,900,000

Totals:		182,251	Units		2,000,000

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission				200,000
2.	Expenses of underwriters				—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company				—
4.	Fees and expenses of third parties				3,056

Total Expenses of Issuance and Distribution of Common Shares					203,056

Net Proceeds to the Company					$1,796,944

1.	Purchase of real estate (net of debt proceeds and repayment)				$1,495,156
2.	Deposits and other costs associated with potential real estate acquisitions				10,511
3.	Repayment of other indebtedness, including interest expense paid				12,640
4.	Investment and working capital				237,484
5.	Fees to the following (all affiliates of officers of the Company):
a.	Apple Nine Advisors, Inc.				8,769
b.	Apple Suites Realty Group, Inc.				32,384
6.	Fees and expenses of third parties				—
7.	Other				—

Total of Application of Net Proceeds to the Company					$1,796,944

Unit Redemption Program

          Effective in October 2009, the Company’s Board of Directors approved a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of June 30, 2011, the Company has redeemed 1,675,681 Units in the amount of $17.2 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date as of June 30, 2011. In July 2011, the scheduled redemption date for the third quarter of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 41% of the requested redemptions or a total of approximately $16.0 million. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the second quarter of 2011 (no redemptions occurred in May and June 2011).

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2011	378,367	$10.33	1,675,681	(1)

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

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Nine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXternsible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (FURNISHED HEREWITH)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 12, 2011

Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 12, 2011

Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)