Form 10-K
period 2011-12-31
Apple REIT Nine, Inc.
filed 2012-03-12
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Nine, Inc.’s common equity last sold, which was $11, on June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $2,015,786,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2012 was 182,195,342.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 17, 2012.

APPLE REIT NINE, INC.
FORM 10-K
Index

This Form 10-K includes references to certain trademarks or service marks. The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, TownePlace Suites ® by Marriott, SpringHill Suites® by Marriott, Residence Inn® by Marriott and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Hampton Inn®, Hampton Inn and Suites®, Homewood Suites® by Hilton, Embassy Suites Hotels®, Hilton Garden Inn®, Home2 Suites® by Hilton and Hilton® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Nine, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1. Business

The Company is a Virginia corporation that was formed in November 2007 to invest in income-producing real estate in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing under its best-efforts offering of Units occurred on May 14, 2008 and the Company began operations on July 31, 2008 when it purchased its first hotel. The Company completed its best-efforts offering of Units in December 2010. As of December 31, 2011, the Company owned 88 hotels operating in 27 states.

As of December 31, 2011, the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas (the “110 parcels”). In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total purchase price of $198.4 million, which is anticipated to be completed in the first or second quarter of 2012.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Hilton Management LLC (“Hilton”), Intermountain Management, LLC (“Intermountain”), LBAM-Investor Group, L.L.C. (“LBA”), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Tharaldson Hospitality Management, LLC (“Tharaldson”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) and White Lodging Services Corporation (“White”) under separate hotel management agreements.

The Company has no foreign operations or assets and beginning with the third quarter of 2011, its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The address of the Company’s Internet website is www.applereitnine.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The Company’s acquisition strategy includes purchasing hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. Although the Company’s primary focus is hotels, the Company has pursued other advantageous buying opportunities for income producing real estate. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s properties by, where cost effective, renovating existing properties, aggressively managing room rates and partnering with industry leaders in hotel management and franchising with hotels with leading brands, thereby improving revenue and operating performance of each property in their individual market. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its acquisitions, planned renovations and strong asset management will improve financial results over the long-term, although there can be no assurance of these results.

As of December 31, 2011, the Company owned 88 hotels (11 purchased and one newly constructed hotel opened during 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008). In addition, as of December 31, 2011, the Company had entered into a contract for the purchase of a Home2 Suites hotel by Hilton located in Nashville, Tennessee. The purchase of the hotel, which is currently under construction, is expected to close within the first six months of 2012. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract.

The Company is currently engaged in a project for the development of a Courtyard and Residence Inn on a single site in Richmond, Virginia. This project is only in the planning phase and is subject to numerous conditions prior to starting construction; therefore, there can be no assurance that the project will be completed.

As of December 31, 2011, the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake for the production of natural gas. In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total purchase price of $198.4 million.

Financing

The Company purchased 11 hotels in 2011. The total gross purchase price for these properties was approximately $198.4 million. Additionally, during March 2011, the Company completed the construction of a SpringHill Suites hotel located in Alexandria, Virginia, and incurred approximately $4.1 million in construction costs during 2011. The Company used the proceeds from its best-efforts offering, completed in December 2010, in addition to assuming secured debt of $25.9 million associated with two of its hotel acquisitions, to fund the purchase price.

The Company has 14 notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $122.1 million ($118.3 million of secured debt and $3.8 million of unsecured debt) at December 31, 2011, maturity dates ranging from June 2015 to October 2032 and stated interest rates ranging from 0% to 6.9%. The Company’s cash balances at December 31, 2011 totaled $30.7 million. The Company’s principal sources of liquidity are cash on hand, the proceeds from the sale of its 110 parcels and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the

Company may borrow funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations, and cash on hand, will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status, and planned Unit redemptions. The Company intends to use cash on hand and potentially other financing if needed to complete its planned acquisition under contract and development project. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. Should cash flow from operations not be adequate to meet this objective, the Company may utilize additional financing.

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

Hotel Operating Performance

During the period from the Company’s initial formation on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. During the remainder of 2008, the Company purchased an additional 20 hotel properties. With the purchase of an additional 12 hotels in 2009, 43 hotels in 2010 and 11 hotels in 2011, and the completion of one newly constructed hotel that opened in 2011, the Company owned 88 hotels as of December 31, 2011. These hotels are located in 27 states with an aggregate of 11,252 rooms and consisted of the following: 13 Courtyard hotels, two Embassy Suites hotels, five Fairfield Inn hotels, 21 Hampton Inn hotels, one full service Hilton hotel, 18 Hilton Garden Inn hotels, one Home2 Suites hotel, seven Homewood Suites hotels, one full service Marriott hotel, eight Residence Inn hotels, seven SpringHill Suites hotels and four TownePlace Suites hotels.

Room revenue for these hotels for the year ended December 31, 2011 totaled $291.9 million, and the hotels achieved average occupancy of 70%, ADR of $107 and RevPAR of $74 for the period owned in 2011. Room revenue for the year ended December 31, 2010 totaled $145.0 million, and the hotels achieved average occupancy of 65%, ADR of $102 and RevPAR of $66 for the period owned during 2010. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011. Although the industry in general has revenue below pre-recession levels, the industry and the Company have experienced improvements in its hotel occupancy levels, as reflected in the overall increase of the Company’s occupancy during 2011 as compared to the prior year. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR during 2011 as compared to the prior year. With continued improvement, in both demand and room rates the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011 for comparable hotels. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for 2011 and 2010 was 126 and 123, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 88 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension, Gateway, Hilton, Intermountain, LBA, Marriott, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western or White. The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $10.6 million, $5.1 million and $2.6 million in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $12.8 million, $6.2 million and $3.4 million in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2011 and 2010, the Company’s capital improvements on existing hotels were both approximately $9.9 million.

Employees

The Company does not have any employees. During 2011, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A9A which in turn utilizes personnel from Apple REIT Six, Inc.

Environmental Matters

In connection with each of the Company’s acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Property Acquisitions and Hotel Openings

The Company acquired a total of 11 hotels during 2011. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	$15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974

Total					1,401	$198,355

The purchase price for these properties, net of debt assumed, was funded with cash on hand. The Company assumed approximately $25.9 million of debt during 2011, associated with two of its hotel acquisitions. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Acquisition Date	Maturity Date	Principal Assumed
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016	$4,954
Dallas, TX	Hilton	6.63%	5/17/2011	6/6/2015	20,988

					$25,942

The Company also used cash on hand to pay approximately $4.0 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Additionally, during March 2011, the Company completed the construction of a SpringHill Suites hotel located in Alexandria, Virginia which opened for business on March 28, 2011. The hotel contains 155 guest rooms and is managed by Marriott. The total investment in the property is approximately $24.9 million. The Company also incurred approximately $0.5 million in pre-opening costs during 2011.

Potential Acquisitions and Construction Project

As of December 31, 2011, the Company had entered into a contract for the purchase of a Home2 Suites by Hilton hotel located in Nashville, Tennessee. The hotel is currently under construction and is expected to contain 110 guest rooms. The purchase price for the hotel is $15.4 million. It is anticipated that the construction of the hotel will be completed and the hotel will open for business within the first six months of 2012, at which time a closing is expected. Deposits totaling $1.4 million have been made by the Company and are refundable if the seller does not meet its obligations under the contract. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract.

The Company is currently engaged in a project for the development of a Courtyard and Residence Inn on a single site in Richmond, Virginia. This project is only in the planning phase and is subject to numerous conditions prior to starting construction; therefore, there can be no assurance that the project will be completed.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the year ended December 31, 2011, there were no changes to the contracts discussed in this section and the Board of Directors approved the assignment of the contract discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $33.1 million since inception. Of this amount, the Company incurred approximately $4.0 million, $15.6 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009.

The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company. A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $3.0 million, $1.5 million and $722,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $2.1 million, $2.1 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009. The expenses reimbursed were approximately $0.3 million, $1.1 million and $0.9 million respectively, for costs reimbursed under the contract with ASRG and approximately $1.8 million, $1.0 million and $0.8 million respectively of costs reimbursed under the contract with A9A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s equity investment was approximately $2.1 million and $2.2 million as of December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011 and 2010, the Company recorded a loss of approximately $188,000 and $840,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. In accordance with the terms of the note, in December 2011, the borrower repaid the remaining outstanding balance totaling $11.0 million. The interest rate on this mortgage was a variable rate based on the 3-month LIBOR, and averaged 5% during the period held. The note required monthly payments of principal and interest. The borrower on the note was Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note was secured by a Hilton Garden Inn hotel located in Columbia, South Carolina. Total interest income, including the accretion of the note discount, recorded by the Company for the years ended December 31, 2011 and 2010 was approximately $0.9 million and $0.2 million.

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

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Item 1A. Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations. You should carefully consider, in addition to the other information contained in this report, the risks described below.

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

General Local and National Economic Conditions

Changes in general local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce operating results and the value of properties that the Company owns. Additionally, these items, among others, may reduce the availability of capital to the Company. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Environment in the Lodging Industry

The United States continues to be in a post-recessionary low-growth environment, which has experienced historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in both 2010 and 2011. As a result, the Company and the industry continue to experience reduced revenue as compared to pre-recessionary periods. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Such an economic outcome could also negatively impact the Company’s future growth prospects and results of operations.

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

Significant Tenant

Although the Company currently has a contract for the sale of the land discussed herein, there can be no assurances that the sale will be completed. If the sale is not completed, the Company will be subject to the risks discussed below. The Company has approximately 406 acres of land and improvements located on 110 sites in the Ft. Worth, Texas area that are leased to one tenant under a long term lease. The leased real estate is being used by the tenant for natural gas production and is subject to a 40 year initial lease. The purchase price for the land and improvements was approximately $145 million. The rental income generated from the leased properties represents approximately 6% of the Company’s total revenue. If the tenant does not perform under the lease, the Company would be subject to market conditions at the time of default. Therefore the return on the investment in the real estate could be less than if the tenant performs under the lease.

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

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to acquire properties, complete planned project developments, perform renovations to its properties, make shareholder distributions or planned Unit redemptions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet its cash requirements.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuit and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2011, the Company owned 88 hotels located in 27 states with an aggregate of 11,252 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	21	2,529
Hilton Garden Inn	18	2,509
Courtyard	13	1,689
Homewood Suites	7	735
Fairfield Inn	5	613
TownePlace Suites	4	453
Residence Inn	8	874
SpringHill Suites	7	986
Marriott	1	206
Embassy Suites	2	316
Home2 Suites	1	118
Hilton	1	224

Total	88	11,252

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
As of December 31, 2011
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land(2)	Bldg./ FF&E /Other
Anchorage	AK	Embassy Suites	$—	$2,955	$39,053	$98	$42,106	$(2,241)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	—	1,037	10,581	4	11,622	(1,067)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	—	582	8,270	6	8,858	(864)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	8,126	961	8,483	25	9,469	(455)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	—	1,375	9,514	100	10,989	(659)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	—	1,061	16,008	3	17,072	(646)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	—	778	11,272	—	12,050	(447)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	—	1,413	14,669	6	16,088	(554)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	—	1,111	12,953	11	14,075	(517)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	—	1,005	17,925	14	18,944	(2,222)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	TownePlace Suites	—	992	14,563	—	15,555	(127)	2011	Oct-11	3 - 39 yrs.	124
Clovis	CA	Hampton Inn & Suites	—	1,287	9,888	8	11,183	(880)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	—	1,500	10,970	8	12,478	(756)	2010	Feb-10	3 - 39 yrs.	83
San Bernardino	CA	Residence Inn	—	—	13,662	115	13,777	(369)	2006	Feb-11	3 - 39 yrs.	95
Santa Ana	CA	Courtyard	—	3,082	21,064	—	24,146	(483)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	—	4,568	18,721	31	23,320	(2,203)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	—	1,864	7,753	489	10,106	(814)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	—	1,812	15,761	1,174	18,747	(2,053)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	—	2,539	14,493	1,091	18,123	(1,680)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	—	894	7,423	1,253	9,570	(1,091)	2000	Oct-08	3 - 39 yrs.	81
Ft. Lauderdale	FL	Hampton Inn	—	2,235	17,590	1,103	20,928	(1,839)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	—	1,972	9,987	1,816	13,775	(849)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	—	3,140	22,580	109	25,829	(1,964)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	—	3,141	25,779	55	28,975	(2,273)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	TownePlace Suites	—	908	9,549	—	10,457	(697)	2010	Jan-10	3 - 39 yrs.	103
Panama City Beach	FL	Hampton Inn & Suites	—	1,605	9,995	15	11,615	(1,030)	2009	Mar-09	3 - 39 yrs.	95
Tampa	FL	Embassy Suites	—	1,824	20,034	148	22,006	(737)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	—	899	7,263	—	8,162	(548)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	—	1,335	21,114	22	22,471	(1,222)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	—	2,246	28,328	22	30,596	(1,020)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	—	1,722	21,843	7	23,572	(784)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	—	1,450	19,122	1	20,573	(738)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	—	1,171	20,894	1	22,066	(761)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	—	1,310	11,542	12	12,864	(428)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	—	898	12,862	15	13,775	(475)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	—	1,099	8,708	—	9,807	(448)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	—	1,280	13,870	48	15,198	(1,181)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	—	—	17,898	319	18,217	(845)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	—	709	9,400	—	10,109	(204)	2011	Jun-11	3 - 39 yrs.	103
West Monroe	LA	Hilton Garden Inn	—	832	14,872	228	15,932	(729)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	—	702	5,799	755	7,256	(229)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	—	1,361	16,094	5	17,460	(826)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	—	1,213	15,052	43	16,308	(603)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	—	916	13,225	30	14,171	(1,187)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,360	727	9,363	25	10,115	(508)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn	13,568	1,758	20,954	778	23,490	(969)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	—	758	15,287	33	16,078	(824)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Residence Inn	—	906	9,151	13	10,070	(1,077)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	—	1,059	4,937	3,609	9,605	(1,588)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	—	1,232	18,343	1,910	21,485	(2,000)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	—	746	10,563	—	11,309	(386)	2011	Feb-11	3 - 39 yrs.	118
Holly Springs	NC	Hampton Inn	—	1,620	13,260	1	14,881	(580)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	—	632	8,608	12	9,252	(566)	2008	Feb-10	3 - 39 yrs.	86
Mt. Laurel	NJ	Homewood Suites	—	1,589	13,476	109	15,174	(408)	2006	Jan-11	3 - 39 yrs.	118
West Orange	NJ	Courtyard	—	2,054	19,513	1,045	22,612	(567)	2005	Jan-11	3 - 39 yrs.	131
Twinsburg	OH	Hilton Garden Inn	—	1,419	16,614	1,111	19,144	(1,948)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	—	1,430	31,327	14	32,771	(1,698)	2009	May-10	3 - 39 yrs.	200

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)(1)
As of December 31, 2011
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land(2)	Bldg./ FF&E /Other
Collegeville	PA	Courtyard	$—	$2,115	$17,953	$1,636	$21,704	$(668)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,711	996	20,374	59	21,429	(706)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	—	2,503	18,537	1,084	22,124	(1,924)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	—	986	14,656	—	15,642	(1,552)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	—	692	12,281	17	12,990	(1,251)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	—	1,105	8,632	2	9,739	(775)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	—	3,937	38,814	19	42,770	(1,660)	2009	Sep-10	3 - 39 yrs.	194
Allen	TX	Hampton Inn & Suites	—	1,442	11,456	258	13,156	(1,486)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,207	2,130	16,731	2,818	21,679	(2,580)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	—	1,217	8,738	29	9,984	(321)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	—	1,579	18,487	6	20,072	(715)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	—	1,306	16,504	2	17,812	(644)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	7,092	1,459	17,184	1,637	20,280	(1,793)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	—	1,614	14,451	23	16,088	(553)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	7,098	1,898	16,462	2,070	20,430	(1,787)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	—	1,177	16,180	7	17,364	(1,933)	2008	Oct-08	3 - 39 yrs.	133
Dallas	TX	Hilton Full Service	20,686	2,221	40,350	164	42,735	(857)	2001	May-11	3 - 39 yrs.	224
Ducanville	TX	Hilton Garden Inn	13,355	2,378	15,935	486	18,799	(2,252)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	—	1,244	18,300	—	19,544	(56)	2011	Dec-11	3 - 39 yrs.	145
Frisco	TX	Hilton Garden Inn	—	2,507	12,981	2	15,490	(1,454)	2008	Dec-08	3 - 39 yrs.	102
Ft. Worth	TX	TownePlace Suites	—	2,104	16,311	—	18,415	(827)	2010	Jul-10	3 - 39 yrs.	140
Grapevine	TX	Hilton Garden Inn	—	1,522	15,543	31	17,096	(721)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott Full Service	—	4,143	46,623	3	50,769	(3,197)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	5,911	705	9,610	163	10,478	(340)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	—	3,361	23,919	71	27,351	(2,983)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,917	865	10,999	1,287	13,151	(1,158)	2001	Mar-09	3 - 39 yrs.	94
Texarkana	TX	Hampton Inn & Suites	4,893	636	8,723	27	9,386	(255)	2004	Jan-11	3 - 39 yrs.	81
Salt Lake City	UT	SpringHill Suites	—	1,092	16,465	4	17,561	(636)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	SpringHill Suites(3)	—	5,968	—	18,895	24,863	(632)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	9,380	1,723	19,162	1,536	22,421	(2,194)	2004	Nov-08	3 - 39 yrs.	175
Manassas	VA	Residence Inn	—	—	14,962	123	15,085	(405)	2006	Feb-11	3 - 39 yrs.	107
Other			—	—	—	1,108	1,108	—

			$118,304	$137,339	$1,385,145	$51,417	$1,573,901	$(93,179)				11,252

(1)

Excludes approximately 406 acres of land and land improvements located on 110 sites in the Fort Worth, Texas area which are being leased to Chesapeake Energy Corporation for the production of natural gas. As of December 31, 2011, the 110 parcels were under contract to be sold and have been classified as real estate held for sale.

(2)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.

(3)	The Company acquired the land and began construction for this hotel during 2009. Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011.

Investment in real estate at December 31, 2011, consisted of the following (in thousands):

Land	$137,339
Building and Improvements	1,325,915
Furniture, Fixtures and Equipment	105,335
Franchise Fees	4,589
Construction in Progress	723

1,573,901
Less Accumulated Depreciation	(93,179)

Investment in real estate, net	$1,480,722

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in all three of the abovementioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2011 there were 182.9 million Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. The Company is currently selling shares to its existing shareholders at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2011, the Units were held by approximately 38,600 beneficial shareholders.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. During the year ended December 31, 2011, 5.4 million Units were issued under the plan representing approximately $59.1 million. No Units were issued under the plan as of December 31, 2010. As of December 31, 2011, the Company had approximately 62.8 million Units participating in the Dividend Reinvestment Plan, which has declined from a high in June 2011 of 75.4 million shares. Since there continues to be demand for the Units at $11 per Unit, the Company’s Board of Directors does not believe the offering price under the Dividend Reinvestment Plan should be changed at this time. However, the Board of Directors could change the price as it determines appropriate.

Unit Redemption Program

Effective in October 2009, the Company’s Board of Directors approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through December 31, 2011, the Company has redeemed approximately 4.7 million Units representing $49.2 million. During the year ended December 31, 2011, the Company redeemed approximately 3.8 million Units in the amount of $39.2 million. As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 41% of the amount requested redeemed in the third quarter of 2011 and approximately 18% of the amount requested redeemed in October 2011 (the last scheduled redemption date in 2011), leaving approximately 6.9 million Units requested but not redeemed. Prior to July 2011, the Company had redeemed 100% of redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds and asset sales from which it can make distributions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the fourth quarter of 2011 (no redemptions occurred in November and December of 2011).

Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2011	1,511,997	$10.52	1,511,997	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

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

Series B Convertible Preferred Shares

In November 2007, the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A9A or if the Company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2011, 2010 and 2009 totaled approximately $160.4 million, $118.1 million and $57.3 million, respectively. The distributions were paid at a monthly rate of $0.073334 per common share. The amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	330,292	$11.00	2,823,799

Use of Proceeds from Offering

The following tables set forth information concerning the best-efforts offering that was concluded in December 2010, and the use of proceeds from the offering as of December 31, 2011. All amounts in thousands, except per Unit data:

Units Registered:
	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000
Units Sold:
	9,524	Units	$10.50 per Unit	$100,000
	172,727	Units	$11 per Unit	1,900,000

Totals:	182,251	Units		$2,000,000

Expenses of Issuance and Distribution of Units
1.	Underwriting discounts and commission	200,000
2.	Expenses of underwriters	—
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4.	Fees and expenses of third parties	3,058

Total Expenses of Issuance and Distribution of Common Shares		203,058

Net Proceeds to the Company		$1,796,942

1.	Purchase of real estate (net of debt proceeds and repayment)	$1,524,697
2.	Deposits and other costs associated with potential real estate acquisitions	1,450
3.	Repayment of other indebtedness, including interest expense paid	17,489
4.	Investment and working capital	208,411
5.	Fees and expense reimbursement to the following (all affiliates of officers of the Company):
	a. Apple Nine Advisors, Inc.	11,794
	b. Apple Suites Realty Group, Inc.	33,101
6.	Fees and expenses of third parties	—
7.	Other	—

Total of Application of Net Proceeds to the Company		$1,796,942

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2011, 2010, 2009 and 2008 and for the period November 9, 2007 (initial capitalization) through December 31, 2007. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on July 31, 2008 with the Company’s first property acquisition.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period November 9, 2007 (initial capitalization) through December 31, 2007
(in thousands except per share and statistical data)
Revenues:
Room revenue	$291,858	$144,988	$76,163	$9,501	$—
Other revenue	28,642	15,147	9,043	2,023	—

Total revenue	320,500	160,135	85,206	11,524	—
Expenses:
Hotel operating expenses	184,641	97,292	52,297	7,422	—
Taxes, insurance and other	19,455	10,273	5,953	731	—
General and administrative	8,189	6,472	4,079	1,288	15
Acquisition related costs	5,275	19,379	4,951	—	—
Depreciation	48,415	28,391	14,095	2,277	—
Interest (income) expense, net	4,371	931	1,018	(2,346)	2

Total expenses	270,346	162,738	82,393	9,372	17

Income (loss) from continuing operations	50,154	(2,603)	2,813	2,152	(17)
Income from discontinued operations	19,834	18,860	14,041	—	—

Net income (loss)	$69,988	$16,257	$16,854	$2,152	$(17)

Per Share:
Income (loss) from continuing operations per common share	$0.27	$(0.02)	$0.05	$0.14	$(1,684.60)
Income from discontinued operations per common share	0.11	0.14	0.21	—	—

Net income (loss) per common share	$0.38	$0.12	$0.26	$0.14	$(1,684.60)

Distributions paid per common share	$0.88	$0.88	$0.88	$0.51	$—
Weighted-average common shares outstanding—basic and diluted	182,396	135,825	66,041	15,852	—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$30,733	$224,108	$272,913	$75,193	$20
Investment in real estate, net	$1,480,722	$1,461,922	$687,509	$346,423	$—
Real estate held for sale	$158,552	$—	$—	$—	$—
Total assets	$1,700,967	$1,745,942	$982,513	$431,619	$337
Notes payable	$124,124	$99,649	$58,688	$38,647	$151
Shareholders’ equity	$1,563,590	$1,634,039	$917,405	$389,740	$31
Net book value per share	$8.55	$9.01	$9.31	$9.50	$—

Other Data:
Cash Flow From (Used In):
Operating activities	$116,044	$38,758	$29,137	$3,317	$(2)
Investing activities	$(166,085)	$(786,103)	$(341,131)	$(315,322)	$—
Financing activities	$(143,334)	$698,540	$509,714	$387,178	$(26)
Number of hotels owned at end of period	88	76	33	21	—
Average Daily Rate (ADR)(a)	$107	$102	$104	$110	$—
Occupancy	70%	65%	62%	59%	—
Revenue Per Available Room (RevPAR)(b)	$74	$66	$64	$65	$—
Total rooms sold(c)	2,733,381	1,421,276	732,553	86,196	—
Total rooms available(d)	3,924,417	2,179,566	1,183,837	146,227	—

Modified Funds From Operations Calculation(e):
Net income (loss)	$69,988	$16,257	$16,854	$2,152	$(17)
Depreciation of real estate owned	49,815	30,749	15,936	2,277	—

Funds from operations	119,803	47,006	32,790	4,429	(17)
Acquisition related costs	5,275	19,379	4,951	—	—
Straight-line rental income	(6,158)	(6,104)	(4,618)	—	—

Modified funds from operations	$118,920	$60,281	$33,123	$4,429	$(17)

(a)	Total room revenue divided by number of rooms sold.

(b)	ADR multiplied by occupancy percentage.

(c)	Represents the number of room nights sold during the period.

(d)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

(e)

Funds from operations (FFO) is defined as net income (loss) (computed in accordance with generally accepted accounting principals—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. Modified FFO (MFFO) excludes rental revenue earned, but not received during the period or straight-line rental income and costs associated with the acquisition of real estate. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10- K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company’s definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has limited operating history, was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units in December 2010. Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income. As of December 31, 2011, the Company owned 88 hotels (11 purchased and one newly constructed hotel opened during 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008). Accordingly, the results of operations include only results from the date of ownership of the properties.

As of December 31, 2011, the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas (the “110 parcels”). In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total purchase price of $198.4 million. The cost of the 110 parcels was approximately $147.3 million. Although there can be no assurances, the Company anticipates it will complete the sale in the first or second quarter of 2012. The operating results related to the 110 parcels have been included in discontinued operations and are not included in the results of operations summary below.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition. Although there is no way to predict future general economic conditions, the hotel industry and the Company’s revenues have shown evidence of improvement in 2011 and the Company anticipates mid single digit percentage increases for comparable hotels for 2012 as compared to 2011. In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The following is a summary of the results from continuing operations of the 88 hotels owned as of December 31, 2011 for their respective periods of ownership by the Company:

(in thousands, except statistical data)	Years Ended December 31,
	2011	Percent of Revenue	2010	Percent of Revenue
Total revenue	$320,500	100%	$160,135	100%
Hotel operating expenses	184,641	58%	97,292	61%
Taxes, insurance and other expense	19,455	6%	10,273	6%
General and administrative expense	8,189	3%	6,472	4%
Acquisition related costs	5,275		19,379
Depreciation	48,415		28,391
Interest expense, net	4,371		931
Number of hotels	88		76
Average Market Yield(1)	126		123
ADR	$107		$102
Occupancy	70%		65%
RevPAR	$74		$66

(1)	Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation or opened less than two years during the applicable periods.

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in all three of the abovementioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 88 hotels the Company owned as of December 31, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500
Bristol	VA	Courtyard	LBA	11/7/2008	175	18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94	11,500
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	$32,657
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	17,261
West Monroe	LA	Hilton Garden Inn	InterMountain	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000
Tampa	FL	Embassy Suites	White	11/2/2010	147	21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155	24,863	(1)
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974

Total					11,252	$1,530,179

(1)

The Company acquired land and began construction for this hotel during 2009. Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011. The gross purchase price includes the acquisition of land and construction costs.

Of the Company’s 88 hotels owned at December 31, 2011, 11 were purchased during 2011. The total gross purchase price for these 11 hotels, with a total of 1,401 rooms, was $198.4 million. Also, as noted in the table above, during March 2011, the Company completed the construction of a SpringHill Suites hotel in Alexandria, Virginia which opened for business on March 28, 2011.

The purchase price for the properties acquired through December 31, 2011, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010. The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2011. All dollar amounts are in thousands.

Location	Brand	Interest Rate(1)	Acquisition Date	Maturity Date		Principal Assumed	Outstanding balance as of December 31, 2011
Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,355
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,207
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,380
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,917
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	7,098
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	7,092
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	8,126
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,568
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,360
Philadelphia (Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,711
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,911
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,893
Dallas, TX	Hilton	6.63%	5/17/2011	6/6/2015		20,988	20,686

Total						$126,211	$122,054

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

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay approximately $30.2 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 88 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Hilton Management LLC (“Hilton”), Intermountain Management, LLC (“Intermountain”), LBAM-Investor Group, L.L.C. (“LBA”), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Tharaldson Hospitality Management, LLC (“Tharaldson”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) and White Lodging Services Corporation (“White”). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $10.6 million, $5.1 million and $2.6 million in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $12.8 million, $6.2 million and $3.4 million in franchise fees.

Results of Operations for Years 2011 and 2010

During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities. The Company began operations on July 31, 2008 when it purchased its first hotel. As of December 31, 2011, the Company owned 88 hotels (of which 11 were purchased and one newly constructed hotel opened during 2011) with 11,252 rooms as compared to 76 hotels (of which 43 were acquired during 2010, including 22 acquisitions during the fourth quarter of 2010), with a total of 9,695 rooms as of December 31, 2010. As a result of the acquisition activity during 2010 and 2011, a comparison of operations for 2011 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States has declined from 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 as compared to 2010. Although the Company expects continued improvement in 2012, it is not anticipated that revenue and operating income for comparable hotels will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the years ended December 31, 2011 and 2010, the Company had hotel revenue of $320.5 million and $160.1 million, respectively. This revenue reflects hotel operations for the 88 hotels owned as of December 31, 2011 for their respective periods of ownership by the Company. For the year ended December 31, 2011, the hotels achieved combined average occupancy of approximately 70%, ADR of $107 and RevPAR of $74. For the year ended December 31, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $102 and RevPAR of $66. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Since the beginning of 2010 the Company has experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 7% in 2011 as compared to 2010. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 3% for comparable hotels during 2011 as compared to the prior year. With demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011 for comparable hotels. While reflecting the impact of post- recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for 2011 and 2010 was 126 and 123, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

In addition, 14 of the hotels owned as of December 31, 2011 have opened since the beginning of 2010. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue is below anticipated or market levels for this period of time.

Expenses

Hotel operating expenses relate to the 88 hotels owned as of December 31, 2011 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2011 and 2010, hotel operating expenses totaled $184.6 million or 58% of total revenue and $97.3 million or 61% of total revenue. Eight of the 43 hotels acquired in 2010 and six of the 12 new hotels in 2011 are newly opened hotels and as a result, hotel operating expenses as a percentage of total revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets. In addition, operating expenses were impacted by several hotel renovations, with approximately 16,000 room nights out of service during 2011 and 14,400 room nights out of service during 2010 due to such renovations. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses for the years ended December 31, 2011 and 2010 totaled $19.5 million or 6% of total revenue and $10.3 million or 6% of total revenue. As discussed above, with the addition of 14 new hotels in the past two years, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets. However, for comparable hotels, taxes will likely increase if the economy continues to improve and localities reassess property values accordingly. Also, for comparable hotels, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the years ended December 31, 2011 and 2010 was $8.2 million and $6.5 million, respectively. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. During 2011 and 2010, the Company incurred approximately $1.1 million and $500,000, respectively in legal costs related to the legal and related matters discussed above and continued costs related to responding to Securities and Exchange Commission inquiries. The Company anticipates it will continue to incur significant legal costs at least during the first half of 2012. Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Total costs incurred were approximately $100,000. These costs will increase in 2012 if a transaction is pursued.

Acquisition related costs for the years ended December 31, 2011 and 2010 were $5.3 million and $19.4 million, respectively. The decline was due to the reduction in acquisitions from 43 in 2010 to 11 in 2011. The costs include title, legal, accounting, pre-opening and other related costs, as well as the brokerage commission paid to ASRG for the properties acquired or newly opened during the respective period.

Depreciation expense for the years ended December 31, 2011 and 2010 was $48.4 million and $28.4 million, respectively. Depreciation expense primarily represents expense of the Company’s 88 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was due to the increase in the number of properties owned.

Interest expense for the years ended December 31, 2011 and 2010 was $6.0 million and $2.9 million, respectively and is net of approximately $500,000 and $600,000 of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels (two loan assumptions during 2011, five in 2010, three in 2009 and four in 2008). During the years ended December 31, 2011 and 2010, the Company also recognized $1.6 million and $2.0 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during 2010 which are secured by two hotels. One of the notes totaling $11.0 million was repaid by the borrower in December 2011.

Results of Operations for Years 2010 and 2009

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

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the years ended December 31, 2010 and 2009, the Company had hotel revenue of $160.1 million and $85.2 million, respectively. This revenue reflects hotel operations for the 76 hotels acquired through December 31, 2010 for their respective periods of ownership by the Company. For the year ended December 31, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $102 and RevPAR of $66. For the year ended December 31, 2009, the hotels achieved combined average occupancy of approximately 62%, ADR of $104 and RevPAR of $64.

During 2009 and 2010, the industry and the Company in general reported revenue below pre-recession levels; however, the industry and the Company began to experience improvements in its hotel occupancy levels, as reflected in the overall increase of the Company’s occupancy in 2010 as compared to the prior year. The improvement in occupancy was partially a result of reduced room rates as reflected in the ADR decline in 2010 versus 2009. The decline in ADR was due to several factors. General economic conditions in the United States caused industry declines in certain markets. In addition, of the 55 hotels acquired by the Company since December 31, 2008, 17 opened since the beginning of 2009. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue was below anticipated or market levels for this period of time for these properties.

Expenses

Hotel operating expenses relate to the 76 hotels acquired through December 31, 2010 for their respective periods owned. For the years ended December 31, 2010 and 2009, hotel operating expenses totaled $97.3 million or 61% of total revenue and $52.3 million or 61% of total revenue. Nine of the 12 hotels acquired in 2009 and eight of the 43 hotels acquired in 2010 were new hotels and as a result, hotel operating expenses as a percentage of total revenue for these hotels were higher than is expected once the properties have established themselves within their markets. In addition, operating expenses were impacted by several hotel renovations, with approximately 14,400 room nights out of service during 2010 due to such renovations.

Taxes, insurance, and other expenses for the years ended December 31, 2010 and 2009 totaled $10.3 million or 6% of hotel revenue and $6.0 million or 7% of total revenue.

General and administrative expense for the years ended December 31, 2010 and 2009 was $6.5 million and $4.1 million, respectively. In 2010, the Company incurred approximately $500,000 in legal and related costs responding to Securities and Exchange Commission inquiries.

Acquisition related costs for the years ended December 31, 2010 and 2009 were $19.4 million and $5.0 million, respectively.

Depreciation expense for the years ended December 31, 2010 and 2009 was $28.4 million and $14.1 million, respectively. Depreciation expense primarily represents expense of the Company’s 76 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.

Interest expense for the years ended December 31, 2010 and 2009 was $2.9 million and $2.3 million, respectively and is net of approximately $600,000 and $400,000 of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of 12 of the Company’s hotels. During the years ended December 31, 2010 and 2009, the Company also recognized $2.0 million and $1.3 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired in 2010 which are secured by two hotels.

Discontinued Operations

As of December 31, 2011, the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are leased to Chesapeake under a long term lease for the production of natural gas (the “110 parcels”). Chesapeake is the second-largest independent producer of natural gas in the United States and guarantor of the lease. The lease has an initial term of 40 years from its commencement date of April 2009 and remaining annual rent ranging from $15.0 million to $26.7 million with the average annual rent being $21.2 million. Rental payments are fixed and have determinable rent increases during the initial lease term. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Under the lease, Chesapeake is responsible for all operating costs of the real estate. During the term of the lease, Chesapeake has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the lease and $1.9 million for the remainder of the lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites. During 2011, Chesapeake exercised this option for one site. Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange.

The purchase price for the original 417 acres of land and improvements on 113 sites acquired in April 2009 was funded primarily by the Company’s best-efforts offering of Units. The Company also used the proceeds of its best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The Company capitalized the commission as well as the other closing costs as part of the acquisition cost of the land and improvements.

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

In August 2011, the Company entered into a contract for the potential sale of its 110 remaining parcels for a total purchase price of $198.4 million. Although there can be no assurances, the Company anticipates it will complete the sale in the first or second quarter of 2012. Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc. The 110 parcels have been classified in the consolidated balance sheets as real estate held for sale and are recorded at their carrying amount, totaling approximately $158.6 million. The carrying amount includes real estate net book value totaling $141.8 million and straight-line rent receivable totaling $16.8 million. The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rental revenue	$21,357	$21,325	$15,961
Operating expenses	123	107	79
Depreciation expense	1,400	2,358	1,841

Income from discontinued operations	$19,834	$18,860	$14,041

Rental revenue includes $6.2 million, $6.1 million and $4.6 million of adjustments to record rent on the straight line basis for years ended December 31, 2011, 2010 and 2009, respectively.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the year ended December 31, 2011, there were no changes to the contracts discussed in this section and the Board of Directors approved the assignment of the contract discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $33.1 million since inception. Of this amount, the Company incurred approximately $4.0 million, $15.6 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009.

The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company. A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $3.0 million, $1.5 million and $722,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $2.1 million, $2.1 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009. The expenses reimbursed were approximately $0.3 million, $1.1 million and $0.9 million respectively, for costs reimbursed under the contract with ASRG and approximately $1.8 million, $1.0 million and $0.8 million respectively of costs reimbursed under the contract with A9A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s equity investment was approximately $2.1 million and $2.2 million as of December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011 and 2010, the Company recorded a loss of approximately $188,000 and $840,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. In accordance with the terms of the note, in December 2011, the borrower repaid the remaining outstanding balance totaling $11.0 million. The interest rate on this mortgage was a variable rate based on the 3-month LIBOR, and averaged 5% during the period held. The note required monthly payments of principal and interest. The borrower on the note was Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note was secured by a Hilton Garden Inn hotel located in Columbia, South Carolina. Total interest income, including the accretion of the note discount, recorded by the Company for the years ended December 31, 2011 and 2010 was approximately $0.9 million and $0.2 million.

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

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred as of December 31, 2011, expense would have range from $0 to in excess of $127.6 million (assumes $11 per unit fair market value) which represents approximately 11.6 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2011:

(000’s)	Total	Amount of Commitments Expiring per Period
		Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$15,400	$15,400	$—	$—	$—
Debt (including interest of $29.0 million)	151,075	11,427	19,354	102,699	17,595
Ground Leases	14,143	244	493	508	12,898

	$180,618	$27,071	$19,847	$103,207	$30,493

The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units in December 2010. The Company’s principal sources of liquidity are cash on hand, the proceeds from the sale of its 110 parcels and the cash flow generated from properties the Company has or will acquire and any short term investments. In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors. The Company anticipates that cash flow from operations, and cash on hand, will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status, and planned Unit redemptions. The Company intends to use cash on hand and potentially other financing if needed to complete its planned acquisition under contract and development project. If the sale of the 110 parcels is completed, the Company will decide at that time how the proceeds will be used.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2011 totaled approximately $160.4 million and were paid at a monthly rate of $0.073334 per common share. For the same period the Company’s net cash generated from operations was approximately $116 million. During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds. The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes. In May 2008, the Company’s Board of Directors established a policy for an annualized dividend rate of $0.88 per common share, payable in monthly distributions. The Company intends to continue paying distributions on a monthly basis, consistent with the annualized dividend rate established by its Board of Directors. The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. To meet this objective, the Company may require the use of debt or offering proceeds in addition to cash from operations. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent. Since inception of the program through December 31, 2011, the Company has redeemed approximately 4.7 million Units representing $49.2 million, including 3.8 million Units in the amount of $39.2 million in 2011 and 726,000 Units in the amount of $7.5 million redeemed in 2010. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the 2011 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed
January 2011	318,891	318,891	—
April 2011	378,367	378,367	—
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325

Currently, the Company plans to redeem under its Unit Redemption Program approximately 3% of weighted average Units during 2012.

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. During the year ended December 31, 2011, 5.4 million Units were issued under the plan representing approximately $59.1 million. No Units were issued under the plan as of December 31, 2010.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2011, the Company held $8.1 million in reserves for capital expenditures. During 2011, the Company spent approximately $9.9 million on capital expenditures and anticipates spending approximately $20 million during 2012. Additionally, during March 2011, the Company completed the construction of a SpringHill Suites hotel located in Alexandria, Virginia. Development costs incurred during 2011 were approximately $4.1 million.

As of December 31, 2011, the Company had entered into a contract for the purchase of a Home2 Suites by Hilton hotel located in Nashville, Tennessee. The hotel is currently under construction and is expected to contain 110 guest rooms. The purchase price for the hotel is $15.4 million. It is anticipated that the construction of the hotel will be completed and the hotel will open for business within the first six months of 2012, at which time a closing is expected. Deposits totaling $1.4 million have been made by the Company and are refundable if the seller does not meet its obligations under the contract. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. In February 2012, the Company terminated the lease and entered into a contract to purchase the land. The purchase price under the contract is $3.0 million. The Company intends to use the land to build a Courtyard and Residence Inn. The purchase contract is subject to various conditions that have not been completed, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the purchase contract at any time. The Company continues to make progress towards the construction of these hotels, however, there are many conditions to beginning construction on the hotels, and there are no assurances that the Company will construct the hotels or purchase the land.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Subsequent Events

In January 2012, the Company declared and paid approximately $13.4 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which approximately $4.5 million or 412,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 14% of the total 10.7 million requested Units to be redeemed, with approximately 9.2 million requested Units not redeemed.

In February 2012, the Company declared and paid approximately $13.3 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which approximately $4.5 million or 407,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at December 31, 2011, of $30.7 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.3 million, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2011. All dollar amounts are in thousands.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Market Value
Maturities	$4,314	$2,743	$2,915	$56,226	$38,659	$17,197	$122,054	$121,852
Average interest rates	5.8%	5.9%	5.9%	5.9%	5.9%	5.9%

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 12, 2012
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
APPLE REIT NINE, INC.

We have audited Apple REIT Nine, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Nine, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Nine, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Apple REIT Nine, Inc. and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT NINE, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Nine, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Nine, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Nine, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

APPLE REIT NINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2011	2010
Assets
Investment in real estate, net of accumulated depreciation of $93,179 and $48,962, respectively	$1,480,722	$1,461,922
Real estate held for sale	158,552	0
Cash and cash equivalents	30,733	224,108
Due from third party managers, net	9,605	8,260
Straight-line rent receivable	0	10,721
Other assets, net	21,355	40,931

Total Assets	$1,700,967	$1,745,942

Liabilities
Notes payable	$124,124	$99,649
Accounts payable and accrued expenses	13,253	12,254

Total Liabilities	137,377	111,903
Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,883,617 and 181,272,669 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,883,617 and 181,272,669 shares, respectively	1,807,175	1,787,213
Distributions greater than net income	(243,633)	(153,222)

Total Shareholders’ Equity	1,563,590	1,634,039

Total Liabilities and Shareholders’ Equity	$1,700,967	$1,745,942

See notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Room revenue	$291,858	$144,988	$76,163
Other revenue	28,642	15,147	9,043

Total revenue	320,500	160,135	85,206
Expenses:
Operating expense	82,514	44,713	23,454
Hotel administrative expense	24,973	12,688	6,945
Sales and marketing	27,210	13,938	7,674
Utilities	13,814	7,708	4,245
Repair and maintenance	12,703	6,944	3,924
Franchise fees	12,797	6,230	3,445
Management fees	10,630	5,071	2,610
Taxes, insurance and other	19,455	10,273	5,953
General and administrative	8,189	6,472	4,079
Acquisition related costs	5,275	19,379	4,951
Depreciation expense	48,415	28,391	14,095

Total expenses	265,975	161,807	81,375

Operating income (loss)	54,525	(1,672)	3,831
Interest expense, net	(4,371)	(931)	(1,018)

Income (loss) from continuing operations	50,154	(2,603)	2,813
Income from discontinued operations	19,834	18,860	14,041

Net income	$69,988	$16,257	$16,854

Basic and diluted net income (loss) per common share
From continuing operations	$0.27	$(0.02)	$0.05
From discontinued operations	0.11	0.14	0.21

Total basic and diluted net income per common share	$0.38	$0.12	$0.26

Weighted average common shares outstanding—basic and diluted	182,396	135,825	66,041

See notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Series B Convertible Preferred Stock		Distributions Greater Than Net Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	41,014	$400,569	480	$48	$(10,877)	$389,740
Net proceeds from the sale of common shares	57,748	570,681	0	0	0	570,681
Common shares redeemed	(252)	(2,605)	0	0	0	(2,605)
Stock options granted	0	65	0	0	0	65
Net income	0	0	0	0	16,854	16,854
Cash distributions declared and paid to shareholders ($0.88 per share)	0	0	0	0	(57,330)	(57,330)

Balance at December 31, 2009	98,510	968,710	480	48	(51,353)	917,405
Net proceeds from the sale of common shares	83,489	825,833	0	0	0	825,833
Common shares redeemed	(726)	(7,462)	0	0	0	(7,462)
Stock options granted	0	132	0	0	0	132
Net income	0	0	0	0	16,257	16,257
Cash distributions declared and paid to shareholders ($0.88 per share)	0	0	0	0	(118,126)	(118,126)

Balance at December 31, 2010	181,273	1,787,213	480	48	(153,222)	1,634,039
Net proceeds from the sale of common shares	5,369	58,948	0	0	0	58,948
Common shares redeemed	(3,758)	(39,168)	0	0	0	(39,168)
Stock options granted	0	182	0	0	0	182
Net income	0	0	0	0	69,988	69,988
Cash distributions declared and paid to shareholders ($0.88 per share)	0	0	0	0	(160,399)	(160,399)

Balance at December 31, 2011	182,884	$1,807,175	480	$48	$(243,633)	$1,563,590

See accompanying notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$69,988	$16,257	$16,854
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	49,815	30,749	15,936
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	354	304	206
Straight-line rental income	(6,158)	(6,104)	(4,618)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(1,326)	(5,944)	(574)
Decrease (increase) in other assets, net	612	1,911	(1,317)
Increase in accounts payable and accrued expenses	2,759	1,585	2,650

Net cash provided by operating activities	116,044	38,758	29,137

Cash flows used in investing activities:
Cash paid for acquisitions, net	(160,249)	(738,129)	(325,085)
Deposits and other disbursements for potential acquisitions, net	(760)	(12,345)	(238)
Capital improvements	(15,734)	(22,736)	(11,736)
Decrease (increase) in capital improvement reserves	(126)	3,558	(832)
Repayment (investment) in other assets	10,784	(16,451)	(3,240)

Net cash used in investing activities	(166,085)	(786,103)	(341,131)

Cash flows from financing activities:
Net proceeds related to issuance of Units	58,843	825,857	570,703
Redemptions of Units	(39,168)	(7,462)	(2,605)
Distributions paid to common shareholders	(160,399)	(118,126)	(57,330)
Payments of notes payable	(2,200)	(1,135)	(754)
Deferred financing costs	(410)	(594)	(300)

Net cash (used in) provided by financing activities	(143,334)	698,540	509,714

Increase (decrease) in cash and cash equivalents	(193,375)	(48,805)	197,720
Cash and cash equivalents, beginning of period	224,108	272,913	75,193

Cash and cash equivalents, end of period	$30,733	$224,108	$272,913

Supplemental information:
Interest paid	$6,545	$3,571	$2,835

Non-cash transactions:
Notes payable assumed in acquisitions	$25,942	$42,715	$19,284

Other assets assumed in acquisitions	$550	$293	$210

Other liabilities assumed in acquisitions	$1,243	$2,912	$2,209

See notes to consolidated financial statements.

The Company was initially capitalized on November 9, 2007 and commenced operations on July 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in income-producing real estate in the United States. Initial capitalization occurred on November 9, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Nine Advisors, Inc. (“A9A”) and 480,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company began operations on July 31, 2008 when it purchased its first hotel. The Company concluded its best-efforts offering of Units in December 2010. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and beginning with the third quarter of 2011 its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

As of December 31, 2011, the Company owned 88 hotels (11 purchased and one newly constructed hotel opened during 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008) located in 27 states with an aggregate of 11,252 rooms.

As of December 31, 2011 the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas (the “110 parcels”). Chesapeake is a publicly held company that is traded on the New York Stock Exchange. In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total purchase price of $198.4 million. The operating results related to the 110 parcels have been included in discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over average estimated useful lives of the assets, which are 40 years for land improvements, 39 years for buildings, 17 years for franchise fees, ten years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

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

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2011, 2010 and 2009. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation, straight line rent and acquisition related costs. Distributions in 2011 of $0.88 per share for tax purposes were 52% ordinary income and 48% return of capital. The characterization of 2010 distributions of $0.88 per share for tax purposes was 38% ordinary income and 62% return of capital. The characterization of 2009 distributions of $0.88 per share for tax purposes was 47% ordinary income and 53% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2011, 2010 and 2009, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $25 million as of December 31, 2011. The net operating loss carry forward will expire beginning in 2028. There are no material differences between the book and tax cost basis of the Company’s assets. As of December 31, 2011 the tax years that remain subject to examination by major tax jurisdictions generally included 2008-2011.

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

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Land	$137,339	$176,760
Land Improvements	—	95,983
Building and Improvements	1,325,915	1,131,010
Furniture, Fixtures and Equipment	105,335	87,839
Franchise Fees	4,589	4,113
Construction in Progress	723	15,179

	1,573,901	1,510,884
Less Accumulated Depreciation	(93,179)	(48,962)

Investment in real estate, net	$1,480,722	$1,461,922

Hotels Owned

As of December 31, 2011, the Company owned 88 hotels, located in 27 states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	21	2,529
Hilton Garden Inn	18	2,509
Courtyard	13	1,689
Homewood Suites	7	735
Fairfield Inn	5	613
TownePlace Suites	4	453
Residence Inn	8	874
SpringHill Suites	7	986
Marriott	1	206
Embassy Suites	2	316
Home2 Suites	1	118
Hilton	1	224

	88	11,252

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 88 hotels the Company owned as of December 31, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500
Bristol	VA	Courtyard	LBA	11/7/2008	175	18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94	11,500
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	$15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	32,657
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	17,261
West Monroe	LA	Hilton Garden Inn	InterMountain	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000
Tampa	FL	Embassy Suites	White	11/2/2010	147	21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155	24,863	(1)
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	$10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974

Total					11,252	$1,530,179

(1)

The Company acquired land and began construction for this hotel during 2009. Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011. The gross purchase price includes the acquisition of land and construction costs.

Of the Company’s 88 hotels owned at December 31, 2011, 21 were purchased during 2008, 12 were acquired during 2009, 43 were acquired in 2010 and 11 were acquired in 2011. Also, as noted in the table above, during March 2011, the Company completed the construction of a SpringHill Suites hotel in Alexandria, Virginia which opened for business on March 28, 2011. For the 11 hotels acquired during 2011, the amount of revenue and operating income (excluding acquisition related costs totaling $4.6 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2011 was approximately $30.5 million and $6.7 million, respectively. For the 43 hotels acquired during 2010, the amount of revenue and operating income (excluding acquisition related costs totaling $19.1 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2010 was approximately $57.4 million and $10.1 million, respectively. For the 12 hotels acquired during 2009, the amount of revenue and operating income (excluding acquisition related costs totaling $4.6 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2009 was approximately $14.7 million and $500,000, respectively.

The purchase price for the properties acquired through December 31, 2011, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010. The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The Company also used the proceeds of its best-efforts offering to pay approximately $39.6 million in acquisition related costs, including $30.2 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, approximately $0.5 million in pre-opening costs related to the opening of the Alexandria SpringHill Suites hotel and approximately $8.9 million in other acquisition related costs, including title, legal and other related costs. In accordance with the Accounting Standards Codification on business combinations, the Company has expensed as incurred, acquisition related costs associated with acquiring existing businesses, the execution of new contracts and contract terminations that occurred on or after January 1, 2009. These costs are included in acquisition related costs in the Company’s consolidated statements of operations and totaled $5.3 million, $19.4 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. For acquisitions that occurred prior to January 1, 2009, acquisition related costs totaling $9.9 million were capitalized as part of the cost of the acquisition and included in investment in real estate, net in the Company’s consolidated balance sheets.

In connection with the acquisitions of the Duncanville, Texas, Allen, Texas and Lewisville, Texas Hilton Garden Inn hotels, the Company assumed agreements with the various localities for the use of the hotel’s banquet and meeting facilities. These agreements were at above market rates and as a result the Company recorded an asset of approximately $2.1 million associated with these agreements, which is included in other assets, net in the Company’s consolidated balance sheets. These amounts are being amortized over the remaining terms (from one to 11 years) of the respective agreements, and the unamortized balance totaled approximately $1.0 million and $1.3 million as of December 31, 2011 and 2010.

In connection with the acquisition of the Lafayette, Louisiana Hilton Garden Inn hotel in July 2010, the Company assumed a land lease with a remaining initial lease term of 13 years and four 15 year renewal options. The lease was valued at above market rates and as a result the Company recorded an in-place lease liability totaling $570,000 which is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets. The amount is being amortized over the remaining initial lease term and the unamortized balance totaled $508,000 and $552,000 as of December 31, 2011 and 2010.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Notes Payable

In conjunction with the acquisition of 14 hotel properties, the Company assumed approximately $126.2 million in debt. With the exception of the Lewisville, Texas Hilton Garden Inn, the notes are secured by the applicable hotel. The following table summarizes the hotel location, interest rate, maturity date and the principal amount assumed associated with each note payable outstanding as of December 31, 2011 and 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate(1)	Acquisition Date	Maturity Date		Principal Assumed	Outstanding balance as of December 31, 2011	Outstanding balance as of December 31, 2010
Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$3,750	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,355	13,560
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,207	10,401
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,380	9,514
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,917	4,017
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	7,098	7,279
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	7,092	7,274
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	8,126	8,286
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,568	13,831
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,360	6,479
Philadelphia (Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,711	7,880
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,911	6,041
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,893	—
Dallas, TX	Hilton	6.63%	5/17/2011	6/6/2015		20,988	20,686	—

Total						$126,211	$122,054	$98,312

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

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$4,314
2013	2,743
2014	2,915
2015	56,226
2016	38,659
Thereafter	17,197

122,054
Fair Value Adjustment of Assumed Debt	2,070

Total	$124,124

A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 3.9%

to 6.5% at the date of assumption. The total adjustment to interest expense was a decrease of $437,000, $288,000 and $282,000 the years ended December 31, 2011, 2010 and 2009, respectively. The unamortized balance of the fair value adjustment was $2.1 million and $1.3 million at December 31, 2011 and 2010, respectively.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $124.1 million and $121.9 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $99.6 million and $98.7 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels, totaling $1.7 million. Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense. Amortization of such costs totaled $267,000, $118,000 and $81,000 for the years ended December 31, 2011 2010 and 2009, respectively.

The Company’s interest expense in 2011, 2010 and 2009 is net of interest capitalized in conjunction with hotel renovations and construction totaling $500,000, $600,000 and $400,000, respectively.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series

A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/100 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $100 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred as of December 31, 2011, expense would have range from $0 to in excess of $127.6 million (assumes $11 per unit fair market value) which represents approximately 11.6 million shares of common stock.

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

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent. Since inception of the program through December 31, 2011, the Company has redeemed approximately 4.7 million Units representing $49.2 million, including 3.8 million Units in the amount of $39.2 million in 2011 and 726,000 Units in the amount of $7.5 million redeemed in 2010. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the 2011 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed
January 2011	318,891	318,891	—
April 2011	378,367	378,367	—
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. During the year ended December 31, 2011, 5.4 million Units were issued under the plan representing approximately $59.1 million. No Units were issued under the plan as of December 31, 2010.

Distributions

The Company’s annual distribution rate as of December 31, 2011 was $0.88 per common share, payable monthly. For the years ended December 31, 2011, 2010 and 2009, the Company made distributions of $0.88 per common share for a total of $160.4 million, $118.1 million and $57.3 million.

Note 5

Stock Option Plan

During 2008, the Company adopted a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The Directors’ Plan provides for an automatic grant of options to purchase a specified number of Units (“Options”) to directors, who are not employees of the Company. The Company’s Compensation Committee (“Committee”) is responsible for administering the Directors’ Plan. The Committee is responsible for granting Options and for establishing the exercise price of Options. Under the Directors’ Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 9,523,810 Units. This plan currently relates to the initial public offering of 182,251,082 Units. Therefore, the maximum number of Units authorized under the Directors’ Plan is currently 3,154,091.

The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2011, 2010 and 2009, the Company granted options to purchase 146,212, 102,472 and 49,864 Units under the Directors’ Plan and recorded compensation expense totaling $182,000 in 2011, $132,000 in 2010 and $65,000 in 2009. All of the options issued have an exercise price of $11 per Unit. Activity in the Company Directors’ Plan during 2011, 2010 and 2009 is summarized in the following table:

	2011	2010	2009
Outstanding, beginning of year:	184,080	81,608	31,744
Granted	146,212	102,472	49,864
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	330,292	184,080	81,608

Exercisable, end of year:	330,292	184,080	81,608

The weighted-average exercise price:	$11.00	$11.00	$11.00

Note 6

Management and Franchise Agreements

Each of the Company’s 88 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC (“Dimension”) (10), Gateway Hospitality Group, Inc. (“Gateway”) (5), Hilton Management LLC (“Hilton”) (1), Intermountain Management, LLC (“Intermountain”) (2), LBAM-Investor Group, L.L.C. (“LBA”) (14), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”) (4), MHH Management, LLC (“McKibbon”) (2), Raymond Management Company, Inc. (“Raymond”) (8), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (1), Tharaldson Hospitality Management, LLC (“Tharaldson”) (4), Vista Host, Inc. (“Vista”) (8), Texas Western Management Partners, L.P. (“Western”) (10) and White Lodging Services Corporation (“White”) (19). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $10.6 million, $5.1 million and $2.6 million in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $12.8 million, $6.2 million and $3.4 million in franchise fees.

Note 7

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the year ended December 31, 2011, there were no changes to the contracts discussed in this section and the Board of Directors approved the assignment of the contract discussed below. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services. As of December 31, 2011, payments to ASRG for fees under the terms of this contract have totaled approximately $33.1 million since inception. Of this amount, the Company incurred approximately $4.0 million, $15.6 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009.

The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company. A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $3.0 million, $1.5 million and $722,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and is included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. No amounts were outstanding at December 31, 2010.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $2.1 million, $2.1 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009. The expenses reimbursed were approximately $0.3 million, $1.1 million and $0.9 million respectively, for costs reimbursed under the contract with ASRG and approximately $1.8 million, $1.0 million and $0.8 million respectively of costs reimbursed under the contract with A9A. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies.

The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s equity investment was approximately $2.1 million and $2.2 million as of December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011 and 2010, the Company recorded a loss of approximately $188,000 and $840,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party. In accordance with the terms of the note, in December 2011, the borrower repaid the remaining outstanding balance totaling $11.0 million. The interest rate on this mortgage was a variable rate based on the 3-month LIBOR, and averaged 5% during the period held. The note required monthly payments of principal and interest. The borrower on the note was Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note was secured by a Hilton Garden Inn hotel located in Columbia, South Carolina. Total interest income, including the accretion of the note discount, recorded by the Company for the years ended December 31, 2011 and 2010 was approximately $0.9 million and $0.2 million.

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

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Note 8

Discontinued Operations

As of December 31, 2011, the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are leased to Chesapeake under a long term lease for the production of natural gas (the “110 parcels”). Chesapeake is the second-largest independent producer of natural gas in the United States and guarantor of the lease.

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

In August 2011, the Company entered into a contract for the potential sale of the 110 remaining parcels for a total purchase price of $198.4 million. Although there can be no assurances, the Company anticipates it will complete the sale in the first or second quarter of 2012. Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc. The 110 parcels have been classified in the consolidated balance sheets as real estate held for sale and are recorded at their carrying amount, totaling approximately $158.6 million. The carrying amount includes real estate net book value totaling $141.8 million and straight-line rent receivable totaling $16.8 million. The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rental revenue	$21,357	$21,325	$15,961
Operating expenses	123	107	79
Depreciation expense	1,400	2,358	1,841

Income from discontinued operations	$19,834	$18,860	$14,041

The lease has an initial term of 40 years from its commencement date of April 2009, with five renewal options of five years each, exercisable by the tenant, and remaining annual rent ranging from $15.0 million to $26.7 million with the average rent being $21.2 million. Rental payments are fixed and have determinable rent increases during the initial lease term and reset to market during the first year of the renewal period. Rental payments are required to be made monthly in advance. Under the lease, the tenant is responsible for all operating costs associated with the land including, maintenance, insurance, property taxes, environmental, zoning, permitting, etc. and the tenant is required to maintain the land in good condition. During the term of the lease, Chesapeake has the option to purchase up to 30 sites (no more than 10 producing natural gas) for $1.4 million per site in years 1-5 of the lease and $1.9 million for the remainder of the lease. For any sites purchased, the annual rent will be reduced proportionately to the remaining sites. During 2011, Chesapeake exercised this option for one site. The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease. Rental revenue includes $6.2 million, $6.1 million and $4.6 million of adjustments to record rent on the straight line basis for years ended December 31, 2011, 2010 and 2009, respectively.

The purchase price for the original 417 acres of land and improvements on 113 sites was $147 million and was funded primarily by the Company’s best-efforts offering of Units. The Company also used the proceeds of its best-efforts offering to pay approximately $4.1 million in closing costs, including $2.9 million, representing 2% of the gross purchase price, as a brokerage commission to ASRG. The Company capitalized the commission as well as the other closing costs as part of the acquisition cost of the land and improvements. As of December 31, 2010, $52.7 million is included in land and $96.0 million in land improvements on the Company’s consolidated balance sheets.

Note 9

Lease Commitments

In connection with the acquisition of three hotels, the Company assumed three land leases. One of the leases has a remaining initial lease term of 12 years, with four 15 year renewal options and is subject to an annual base rental payment and monthly payments based on a percentage of room and food and beverage sales. The other two leases have remaining initial lease terms of 48 years, with no renewal options and are subject to monthly base rental payments with defined escalations over the life of the leases. Under these two leases the Company has the option to purchase the properties during the initial lease term at three specific dates as defined by the lease based on a multiple of the annual net base rent in effect under the lease at the time the option is exercised. The aggregate amounts of the estimated minimum lease payments pertaining to all land leases, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$244
2013	244
2014	249
2015	254
2016	254
Thereafter	12,898

Total	$14,143

Note 10

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2011 and 2010 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2009, had occurred on the latter of January 1, 2010 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Year Ended December 31,
	2011	2010
Total revenues	$326,436	$276,279
Income from continuing operations	$53,820	$12,154
Income from discontinued operations	19,834	18,860

Net income	$73,654	$31,014

Basic and diluted net income per common share
From continuing operations	$0.29	$0.08
From discontinued operations	0.11	0.12

Total basic and diluted net income per common share	$0.40	$0.20

The pro forma information reflects adjustments for actual revenues and expenses of the 54 hotels acquired during the two years ended December 31, 2011 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

Note 11

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from the Company’s consolidated financial statements.

As of December 31, 2011 the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are leased to Chesapeake under a long term lease for the production of natural gas (the “110 parcels”). In August 2011, the

Company entered into a contract for the potential sale of the 110 remaining parcels for a total purchase price of $198.4 million. As of December 31, 2011, the 110 parcels have been classified in the consolidated balance sheets as real estate held for sale and are recorded at their carrying amount, totaling approximately $158.6 million. Since August 2011, the period the Company committed to the sale of the 110 parcels to a third party, the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations. Prior to this commitment, the 110 parcels was a separate reportable segment.

Note 12

Hotel Contract Commitments

As of December 31, 2011, the Company had entered into a contract for the purchase of a Home2 Suites by Hilton hotel located in Nashville, Tennessee. The hotel is currently under construction and is expected to contain 110 guest rooms. The purchase price for the hotel is $15.4 million. It is anticipated that the construction of the hotel will be completed and the hotel will open for business within the next six months, at which time a closing is expected. Deposits totaling $1.4 million have been made by the Company and are refundable if the seller does not meet its obligations under the contract. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract. As there can be no assurance that all conditions to closing will be satisfied, the Company has included the deposits in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. It is anticipated that the purchase price for the outstanding contract will be funded with cash on hand or other financing if a closing occurs.

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia. In February 2012, the Company terminated the lease and entered into a contract to purchase the land. The purchase price under the contract is $3.0 million. The Company intends to use the land to build a Courtyard and Residence Inn. The purchase contract is subject to various conditions that have not been completed, including but not limited to obtaining various permits, licenses, zoning variances and franchise approvals. If any of these conditions are not met the Company has the right to terminate the purchase contract at any time. The Company continues to make progress towards the construction of these hotels, however, there are many conditions to beginning construction on the hotels, and there are no assurances that the Company will construct the hotels or purchase the land.

Note 13

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in all three of the abovementioned class action lawsuits.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Note 14

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010. Income per share for the four quarters in 2010 are non-additive in comparison to income per share for the year ended December 31, 2010 due to the timing and size of the Company’s Unit issuances.

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$72,038	$84,392	$85,668	$78,402
Income from continuing operations	$10,233	$15,680	$15,634	$8,607
Income from discontinued operations	$4,716	$4,716	$5,128	$5,274
Net income	$14,949	$20,396	$20,762	$13,881
Basic and diluted net income per common share	$0.08	$0.11	$0.11	$0.08
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

2010 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,476	$35,627	$43,782	$54,250
Income (loss) from continuing operations	$(931)	$602	$1,843	$(4,117)
Income from discontinued operations	$4,712	$4,716	$4,716	$4,716
Net income	$3,781	$5,318	$6,559	$599
Basic and diluted net income per common share	$0.04	$0.04	$0.05	$—
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

Note 15

Subsequent Events

In January 2012, the Company declared and paid approximately $13.4 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which approximately $4.5 million or 412,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 14% of the total 10.7 million requested Units to be redeemed, with approximately 9.2 million requested Units not redeemed.

In February 2012, the Company declared and paid approximately $13.3 million or $0.073334 per outstanding common share, in distributions to its common shareholders, of which approximately $4.5 million or 407,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2012 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2012 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2012 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2012 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2012 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Nine, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(2)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land(1)	Bldg./ FF&E/ Other	Bldg. Imp. & FF&E
Anchorage	AK	Embassy Suites	$—	$2,955	$39,053	$98	$42,106	$(2,241)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	—	1,037	10,581	4	11,622	(1,067)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	—	582	8,270	6	8,858	(864)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	8,126	961	8,483	25	9,469	(455)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	—	1,375	9,514	100	10,989	(659)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	—	1,061	16,008	3	17,072	(646)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	—	778	11,272	—	12,050	(447)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	—	1,413	14,669	6	16,088	(554)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	—	1,111	12,953	11	14,075	(517)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	—	1,005	17,925	14	18,944	(2,222)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	TownePlace Suites	—	992	14,563	—	15,555	(127)	2011	Oct-11	3 - 39 yrs.	124
Clovis	CA	Hampton Inn & Suites	—	1,287	9,888	8	11,183	(880)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	—	1,500	10,970	8	12,478	(756)	2010	Feb-10	3 - 39 yrs.	83
San Bernardino	CA	Residence Inn	—	—	13,662	115	13,777	(369)	2006	Feb-11	3 - 39 yrs.	95
Santa Ana	CA	Courtyard	—	3,082	21,064	—	24,146	(483)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	—	4,568	18,721	31	23,320	(2,203)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	—	1,864	7,753	489	10,106	(814)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	—	1,812	15,761	1,174	18,747	(2,053)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	—	2,539	14,493	1,091	18,123	(1,680)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	—	894	7,423	1,253	9,570	(1,091)	2000	Oct-08	3 - 39 yrs.	81
Ft. Lauderdale	FL	Hampton Inn	—	2,235	17,590	1,103	20,928	(1,839)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	—	1,972	9,987	1,816	13,775	(849)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	—	3,140	22,580	109	25,829	(1,964)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	—	3,141	25,779	55	28,975	(2,273)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	TownePlace Suites	—	908	9,549	—	10,457	(697)	2010	Jan-10	3 - 39 yrs.	103
Panama City Beach	FL	Hampton Inn & Suites	—	1,605	9,995	15	11,615	(1,030)	2009	Mar-09	3 - 39 yrs.	95
Tampa	FL	Embassy Suites	—	1,824	20,034	148	22,006	(737)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	—	899	7,263	—	8,162	(548)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	—	1,335	21,114	22	22,471	(1,222)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	—	2,246	28,328	22	30,596	(1,020)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	—	1,722	21,843	7	23,572	(784)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	—	1,450	19,122	1	20,573	(738)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	—	1,171	20,894	1	22,066	(761)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	—	1,310	11,542	12	12,864	(428)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	—	898	12,862	15	13,775	(475)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	—	1,099	8,708	—	9,807	(448)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	—	1,280	13,870	48	15,198	(1,181)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	—	—	17,898	319	18,217	(845)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	—	709	9,400	—	10,109	(204)	2011	Jun-11	3 - 39 yrs.	103
West Monroe	LA	Hilton Garden Inn	—	832	14,872	228	15,932	(729)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	—	702	5,799	755	7,256	(229)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	—	1,361	16,094	5	17,460	(826)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	—	1,213	15,052	43	16,308	(603)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	—	916	13,225	30	14,171	(1,187)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,360	727	9,363	25	10,115	(508)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn	13,568	1,758	20,954	778	23,490	(969)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	—	758	15,287	33	16,078	(824)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Residence Inn	—	906	9,151	13	10,070	(1,077)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	—	1,059	4,937	3,609	9,605	(1,588)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	—	1,232	18,343	1,910	21,485	(2,000)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	—	746	10,563	—	11,309	(386)	2011	Feb-11	3 - 39 yrs.	118
Holly Springs	NC	Hampton Inn	—	1,620	13,260	1	14,881	(580)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	—	632	8,608	12	9,252	(566)	2008	Feb-10	3 - 39 yrs.	86
Mt. Laurel	NJ	Homewood Suites	—	1,589	13,476	109	15,174	(408)	2006	Jan-11	3 - 39 yrs.	118
West Orange	NJ	Courtyard	—	2,054	19,513	1,045	22,612	(567)	2005	Jan-11	3 - 39 yrs.	131
Twinsburg	OH	Hilton Garden Inn	—	1,419	16,614	1,111	19,144	(1,948)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	—	1,430	31,327	14	32,771	(1,698)	2009	May-10	3 - 39 yrs.	200
Collegeville	PA	Courtyard	—	2,115	17,953	1,636	21,704	(668)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,711	996	20,374	59	21,429	(706)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	—	2,503	18,537	1,084	22,124	(1,924)	1990	Dec-08	3 - 39 yrs.	132

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
As of December 31, 2011
(dollars in thousands)

City	State	Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(2)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land(1)	Bldg./ FF&E/ Other	Bldg. Imp. & FF&E
Jackson	TN	Courtyard	—	$986	$14,656	$—	$15,642	$(1,552)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	—	692	12,281	17	12,990	(1,251)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	—	1,105	8,632	2	9,739	(775)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	—	3,937	38,814	19	42,770	(1,660)	2009	Sep-10	3 - 39 yrs.	194
Allen	TX	Hampton Inn & Suites	—	1,442	11,456	258	13,156	(1,486)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,207	2,130	16,731	2,818	21,679	(2,580)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	—	1,217	8,738	29	9,984	(321)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	—	1,579	18,487	6	20,072	(715)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	—	1,306	16,504	2	17,812	(644)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	7,092	1,459	17,184	1,637	20,280	(1,793)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	—	1,614	14,451	23	16,088	(553)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	7,098	1,898	16,462	2,070	20,430	(1,787)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	—	1,177	16,180	7	17,364	(1,933)	2008	Oct-08	3 - 39 yrs.	133
Dallas	TX	Hilton Full Service	20,686	2,221	40,350	164	42,735	(857)	2001	May-11	3 - 39 yrs.	224
Ducanville	TX	Hilton Garden Inn	13,355	2,378	15,935	486	18,799	(2,252)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	—	1,244	18,300	—	19,544	(56)	2011	Dec-11	3 - 39 yrs.	145
Frisco	TX	Hilton Garden Inn	—	2,507	12,981	2	15,490	(1,454)	2008	Dec-08	3 - 39 yrs.	102
Ft. Worth	TX	TownePlace Suites	—	2,104	16,311	—	18,415	(827)	2010	Jul-10	3 - 39 yrs.	140
Grapevine	TX	Hilton Garden Inn	—	1,522	15,543	31	17,096	(721)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott Full Service	—	4,143	46,623	3	50,769	(3,197)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	5,911	705	9,610	163	10,478	(340)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	—	3,361	23,919	71	27,351	(2,983)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,917	865	10,999	1,287	13,151	(1,158)	2001	Mar-09	3 - 39 yrs.	94
Texarkana	TX	Hampton Inn & Suites	4,893	636	8,723	27	9,386	(255)	2004	Jan-11	3 - 39 yrs.	81
Salt Lake City	UT	SpringHill Suites	—	1,092	16,465	4	17,561	(636)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	SpringHill Suites (3)	—	5,968	—	18,895	24,863	(632)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	9,380	1,723	19,162	1,536	22,421	(2,194)	2004	Nov-08	3 - 39 yrs.	175
Manassas	VA	Residence Inn	—	—	14,962	123	15,085	(405)	2006	Feb-11	3 - 39 yrs.	107
Other						1,108	1,108	—

			$118,304	$137,339	$1,385,145	$51,417	$1,573,901	$(93,179)				11,252

	2011	2010	2009		2011	2010	2009
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$1,510,884	$705,722	$348,700	Balance as of January 1	$(48,962)	$(18,213)	$(2,277)
Acquisitions	197,695	784,102	343,362	Depreciation expense	(49,815)	(30,749)	(15,936)
Disposals	(1,339)	(2,658)	—	Disposals	50	—	—
Discontinued Operations(4)	(147,346)	—	—	Discontinued Operations(4)	5,548	—	—
Improvements	14,007	23,718	13,660

Balance at December 31	$1,573,901	$1,510,884	$705,722	Balance at December 31	$(93,179)	$(48,962)	$(18,213)

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.

(2)	The aggregate cost of real estate for federal income tax purposes is approximately $1.6 billion at December 31, 2011 (unaudited).

(3)	The Company acquired the land and began construction for this hotel during 2009. Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011.

(4)

The Company owns approximately 406 acres of land and land improvements located on 110 sites in the Fort Worth, Texas area which are being leased to Chesapeake Energy Corporation for the production of natural gas. As of December 31, 2011, the 110 parcels were under contract to be sold and have been classified as real estate held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 12, 2012
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 12, 2012
By:	/S/ LISA B. KERN Lisa B. Kern, Director	Date: March 12, 2012
By:	/S/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 12, 2012
By:	/S/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 12, 2012
By:	/S/ ROBERT M. WILY Robert M. Wily, Director	Date: March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents
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
10.70

First Amendment to Purchase and Sale Contract dated as of March 31, 2009 between Chesapeake Land Development Company, L.L.C. and Apple Nine Ventures, Inc. (Incorporated by reference to Exhibit 10.70 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.71

Ground Lease Agreement dated as of April 7, 2009 between Chesapeake Operating, Inc., and Apple Nine Ventures Ownership, Inc. (Incorporated by reference to Exhibit 10.71 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.72

Purchase Agreement dated as of March 16, 2010 between Denali Lodging, LLC and Apple Nine Services Anchorage, LLC (Incorporated by reference to Exhibit 10.72 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.73

Purchase Contract dated as of March 16, 2010 between Boise Lodging Investors, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.73 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333- 147414) filed April 21, 2010)

10.74

Purchase Contract dated as of March 16, 2010 between Forest Park Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.74 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.75

Purchase Contract dated as of March 16, 2010 between Liberty Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.75 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.76

Purchase Contract dated as of March 16, 2010 between OKC-Bricktown Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.76 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.77

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.77 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.78

Purchase Contract dated as of March 16, 2010 between Rodgers Lodging Associates 58, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.78 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.79

Purchase Contract dated as of March 16, 2010 between St. Louis Lodging Associates, LLC, Apple Nine Hospitality Ownership, Inc. and Raymond Management Company, Inc. (Incorporated by reference to Exhibit 10.79 to registrant’s Post-effective Amendment No. 8 to Form S-11 (SEC File No. 333-147414) filed April 21, 2010)

10.80

Purchase Contract dated as of May 28, 2010 between Lodging America of West Monroe, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.80 to registrant’s Post-effective Amendment No. 9 to Form S-11 (SEC File No. 333-147414) filed July 21, 2010)

10.81

Purchase Contract dated as of May 28, 2010 between Jackie’s International, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.81 to registrant’s Post-effective Amendment No. 9 to Form S-11 (SEC File No. 333-147414) filed July 21, 2010)

10.82

Purchase Contract dated as of August 5, 2010 between Rochelle Lodging, LP and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.82 to registrant’s Post-effective Amendment No. 10 to Form S-11 (SEC File No. 333-147414) filed October 21, 2010)

Exhibit Number	Description of Documents
10.83

Purchase Contract dated as of August 5, 2010 between Redwood Hospitality, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.83 to registrant’s Post-effective Amendment No. 10 to Form S-11 (SEC File No. 333-147414) filed October 21, 2010)

10.84

Purchase Contract dated as of September 10, 2010 between Fishspring, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.84 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.85

Purchase Contract dated as of September 10, 2010 between Mishares, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.85 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.86

Purchase Contract dated as of September 10, 2010 between Happy Valley Res, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.86 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.87

Purchase Contract dated as of September 10, 2010 between Mettares, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.87 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.88

Purchase Contract dated as of September 10, 2010 between Mettawhite, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.88 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.89

Purchase Contract dated as of September 10, 2010 between Parmer Lane Associates III, L.P. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.89 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.90

Purchase Contract dated as of September 10, 2010 between Etkin White Novi, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.90 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.91

Purchase Contract dated as of September 10, 2010 between Warriwhite, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.91 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.92

Purchase Contract dated as of September 10, 2010 between Schwhite, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.92 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.93

Purchase Contract dated as of September 10, 2010 between Slicspring, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.93 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.94

Purchase Contract dated as of September 10, 2010 between Ausnorth FFIS Hotel, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.94 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.95

Purchase Contract dated as of September 10, 2010 between Ausnorth CY Hotel, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.95 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.96

Purchase Contract dated as of September 10, 2010 between Chanprice, LLC and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.96 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.97

Purchase Contract dated as of September 10, 2010 between Whiteco Industries, Inc. and Apple Nine Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.97 to registrant’s annual report on Form 10-K (SEC File No. 000-53603) filed March 11, 2011)

10.98

Purchase and Sale Contract dated as of August 3, 2011 between Apple Nine Ventures Ownership, Inc. and 111 Realty Investors, LP (Incorporated by reference to Exhibit 10.98 to registrant’s quarterly report on Form 10-Q (SEC File No. 000-53603) filed November 9, 2011)

Exhibit Number	Description of Documents
21.1	Subsidiaries of the Registrant (FILED HEREWITH)
23.1	Consent of Ernst & Young LLP (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Nine, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

*	Denotes Compensation Plan.