Form 10-Q
period 2012-03-31
Apple REIT Nine, Inc.
filed 2012-05-07
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53603

Apple REIT Nine, Inc.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street	23219
Richmond, Virginia	(Zip Code)
(Address of principal executive offices)

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

Number of registrant’s common shares outstanding as of May 1, 2012: 181,485,016

Index

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

Index

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

Apple REIT Nine, Inc. Consolidated Balance Sheets (in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $106,022 and $93,179, respectively	$1,472,385	$1,480,722
Real estate held for sale	160,084	158,552
Cash and cash equivalents	2,844	30,733
Due from third party managers, net	18,738	9,605
Other assets, net	22,062	21,355
Total Assets	$1,676,113	$1,700,967

Liabilities
Notes payable	$123,359	$124,124
Accounts payable and accrued expenses	9,981	13,253
Total Liabilities	133,340	137,377

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,597,258 and 182,883,617 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares, respectively	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,597,258 and 182,883,617 shares, respectively	1,804,603	1,807,175
Distributions greater than net income	(261,878)	(243,633)
Total Shareholders' Equity	1,542,773	1,563,590

Total Liabilities and Shareholders' Equity	$1,676,113	$1,700,967

See notes to consolidated financial statements.

Index

Apple REIT Nine, Inc.
Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Room revenue	$79,553	$65,869
Other revenue	8,538	6,169
Total revenue	88,091	72,038

Expenses:
Operating expense	22,412	18,205
Hotel administrative expense	6,625	5,658
Sales and marketing	7,371	6,153
Utilities	3,287	3,208
Repair and maintenance	3,225	2,833
Franchise fees	3,479	2,828
Management fees	3,073	2,405
Taxes, insurance and other	5,173	4,533
General and administrative	2,604	1,534
Acquisition related costs	31	2,615
Depreciation expense	12,843	11,298
Total expenses	70,123	61,270

Operating income	17,968	10,768

Interest expense, net	(1,376)	(535)

Income from continuing operations	16,592	10,233

Income from discontinued operations	5,267	4,716

Net income	$21,859	$14,949

Basic and diluted net income per common share
From continuing operations	$0.09	$0.05
From discontinued operations	0.03	0.03
Total basic and diluted net income per common share	$0.12	$0.08

Weighted average common shares outstanding - basic and diluted	182,361	181,609

See notes to consolidated financial statements.

Index

Apple REIT Nine, Inc.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$21,859	$14,949
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	12,843	11,898
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	32	66
Straight-line rental income	(1,532)	(1,546)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(9,133)	(7,420)
Increase in other assets, net	(376)	(549)
Increase (decrease) in accounts payable and accrued expenses	(3,091)	471
Net cash provided by operating activities	20,602	17,869

Cash flows used in investing activities:
Cash paid for acquisitions, net	0	(80,015)
Deposits and other disbursements for potential acquisitions, net	5	(5,845)
Capital improvements	(4,689)	(7,495)
Increase in capital improvement reserves	(486)	(498)
Net cash used in investing activities	(5,170)	(93,853)

Cash flows from financing activities:
Net proceeds related to issuance of Units	13,429	13,197
Redemptions of Units	(16,001)	(3,259)
Distributions paid to common shareholders	(40,104)	(39,914)
Payments of notes payable	(635)	(470)
Deferred financing costs	(10)	(98)
Net cash used in financing activities	(43,321)	(30,544)

Decrease in cash and cash equivalents	(27,889)	(106,528)

Cash and cash equivalents, beginning of period	30,733	224,108

Cash and cash equivalents, end of period	$2,844	$117,580

Non-cash transactions:
Notes payable assumed in acquisitions	$0	$4,954

See notes to consolidated financial statements.

Index

Apple REIT Nine, Inc.
Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

2.  General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  As of March 31, 2012, the Company owned 88 hotels located in 27 states with an aggregate of 11,252 rooms.

As of March 31, 2012 the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are being leased to Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas (the “110 parcels”).  Chesapeake is a publicly held company that is traded on the New York Stock Exchange.  In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total sale price of $198.4 million.  The operating results related to the 110 parcels have been included in discontinued operations.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three months ended March 31, 2012 or 2011.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $123.4 million and $125.0 million.  As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $124.1 million and $121.9 million.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4.  Related Parties

 The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of March 31, 2012, payments to ASRG for fees under the terms of this contract have totaled approximately $33.1 million since inception.  Of this amount, the Company incurred approximately $1.7 million for the three months ended March 31, 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.  No ASRG fees were incurred by the Company during the three months ended March 31, 2012.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.75 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.  At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  This amount was paid during the first quarter of 2012.  No amounts were outstanding at March 31, 2012.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $0.5 million for both the three months ended March 31, 2012 and 2011.  The expenses reimbursed were approximately $0 and $0.1 million respectively, for costs reimbursed under the contract with ASRG and approximately $0.5 million and $0.4 million respectively of costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc. , Apple Eight Advisors, Inc. , Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

Index

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $2.0 million and $2.1 million as of March 31, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $39,000 and $49,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

5.  Shareholders’ Equity

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since inception of the program through March 31, 2012, the Company has redeemed approximately 6.2 million Units representing $65.2 million, including 1.5 million Units in the amount of $16.0 million and 319,000 Units in the amount of $3.3 million redeemed during the three months ended March 31, 2012 and 2011, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first quarter of 2012:

Index

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed
January 2011	318,891	318,891	-
April 2011	378,367	378,367	-
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325
January 2012	10,689,219	1,507,187	9,182,032

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan.  During both the three months ended March 31, 2012 and 2011, approximately 1.2 million Units, representing $13.4 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2012, approximately 6.6 million Units, representing $72.5 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of March 31, 2012 was $0.88 per common share, payable monthly.  For the three months ended March 31, 2012 and 2011, the Company made distributions of $0.22 per common share for a total of $40.1 million and $39.9 million.

6.  Discontinued Operations

As of March 31, 2012, the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are leased to a subsidiary of Chesapeake under a long term lease for the production of natural gas.  Chesapeake is the second-largest independent producer of natural gas in the United States and guarantor of the lease.

Index

In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total sale price of $198.4 million.  The sale was completed in April 2012 at which time the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  The note will bear interest at 10.5% and is payable upon payment by the purchaser of its senior loan.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  The 110 parcels have been classified in the consolidated balance sheets as real estate held for sale and are recorded at their carrying amount, totaling approximately $160.1 million and $158.6 million as of March 31, 2012 and December 31, 2011, respectively.  The carrying amount includes real estate net book value totaling $141.8 million and straight-line rent receivable totaling $18.3 million and $16.8 million as of March 31, 2012 and December 31, 2011, respectively.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental revenue	$5,294	$5,343
Operating expenses	27	27
Depreciation expense	-	600
Income from discontinued operations	$5,267	$4,716

The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease.  Rental revenue includes $1.5 million of adjustments to record rent on the straight line basis for both the three months ended March 31, 2012 and 2011.

7.  Pro Forma Information (Unaudited)

The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2010, had occurred on the latter of January 1, 2011 or the opening date of the hotel.  The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended March 31,
	2012	2011
Total revenues	$88,091	$76,407

Income from continuing operations	$16,592	$10,158
Income from discontinued operations	5,267	4,716
Net income	$21,859	$14,874

Basic and diluted net income per common share
From continuing operations	$0.09	$0.05
From discontinued operations	0.03	0.03
Total basic and diluted net income per common share	$0.12	$0.08

The pro forma information reflects adjustments for actual revenues and expenses of the 11 hotels acquired after December 31, 2010 for the respective period prior to acquisition by the Company.  Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

8.  Legal Proceedings

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner.  The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933.  The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida.  The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

9.  Subsequent Events

In April 2012, the Company declared and paid approximately $13.4 million, or $0.073334 per outstanding common share, in distributions to its common shareholders, of which approximately $4.4 million or 398,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 13% of the total 11.2 million requested Units to be redeemed, with approximately 9.7 million requested Units not redeemed.

In April 2012, the Company sold to a third party its remaining 110 parcels (leased to Chesapeake) for a total sale price of $198.4 million.  The Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  The note is secured by a junior lien on the 110 parcels.  The interest rate on the note is 10.5%.  The note requires interest only payments for the first 3 years of the note.  After the first 3 years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  The Company has not finalized the accounting for the transaction, however it is anticipated the gain on sale will be deferred until a future period in accordance with the applicable accounting guidance.

Index

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

Overview

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”) was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008.  The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income.  As of March 31, 2012, the Company owned 88 hotels (11 purchased and one newly constructed hotel opened during 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008).  Accordingly, the results of operations include only results from the date of ownership of the properties.

As of March 31, 2012 the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are leased to Chesapeake Energy Corporation (“Chesapeake”) for the production of natural gas (the “110 parcels”).  In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total sale price of $198.4 million.  The cost of the 110 parcels was approximately $147.3 million.  The sale was completed in April 2012 at which time the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  The operating results related to the 110 parcels have been included in discontinued operations and are not included in the results of operations summary below.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Beginning in 2011 and continuing through the first quarter of 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic conditions, the Company anticipates mid single digit revenue percentage increases for comparable hotels for 2012 as compared to 2011.  In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Index

The following is a summary of the results from continuing operations of the 88 hotels owned as of March 31, 2012 for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total revenue	$88,091	100%	$72,038	100%	22%
Hotel operating expenses	49,472	56%	41,290	57%	20%
Taxes, insurance and other expense	5,173	6%	4,533	6%	14%
General and administrative expense	2,604	3%	1,534	2%	70%
Acquisition related costs	31		2,615		-99%
Depreciation	12,843		11,298		14%
Interest expense, net	1,376		535		157%

Number of hotels	88		83		6%
Average Market Yield (1)	126		123		2%
ADR	$112		$108		4%
Occupancy	70%		67%		4%
RevPAR	$78		$72		8%
Total rooms sold (2)	708,789		606,748		17%
Total rooms available (3)	1,019,095		910,552		12%

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

Index

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner.  The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933.  The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida.  The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property.  The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 88 hotels the Company owned as of March 31, 2012.  All dollar amounts are in thousands.

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500
Bristol	VA	Courtyard	LBA	11/7/2008	175	18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94	11,500
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	32,657
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	$17,261
West Monroe	LA	Hilton Garden Inn	InterMountain	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000
Tampa	FL	Embassy Suites	White	11/2/2010	147	21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155	24,863	(1)
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974
Total					11,252	$1,530,179

(1) The Company acquired land and began construction for this hotel during 2009.  Hotel construction was completed by the
  Company and the hotel opened for business on March 28, 2011.  The gross purchase price includes the acquisition of land and construction costs.

Index

The purchase price for the properties acquired through March 31, 2012, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010.  The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties.  The Company also used the proceeds of its best-efforts offering to pay approximately $30.2 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.  The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

Results of Operations

During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities.  The Company began operations on July 31, 2008 when it purchased its first hotel.  As of March 31, 2012, the Company owned 88 hotels with 11,252 rooms as compared to 83 hotels, with a total of 10,500 rooms as of March 31, 2011.  As a result of the acquisition activity during 2011, a comparison of operations for 2012 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

Hotel performance is impacted by many factors including economic conditions in the United States as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel.  As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008.  However, economic conditions have shown evidence of improvement in 2011 and the first quarter of 2012.  Although the Company expects continued improvements in 2012, it is not anticipated that revenue and operating income for comparable hotels will reach pre-recession levels.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months March 31, 2012 and 2011, the Company had hotel revenue of $88.1 million and $72.0 million, respectively.  This revenue reflects hotel operations for the 88 hotels owned as of March 31, 2012 for their respective periods of ownership by the Company.  For the three months ended March 31, 2012, the hotels achieved combined average occupancy of approximately 70%, ADR of $112 and RevPAR of $78.  For the three months ended March 31, 2011, the hotels achieved combined average occupancy of approximately 67%, ADR of $108 and RevPAR of $72.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the first quarter of 2012, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 5% in the first quarter of 2012 as compared to the same period of 2011.  In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 3% for comparable hotels during the first quarter of 2012 as compared to the first quarter of 2011.  With continued demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011 for comparable hotels.  While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets.  The Company’s average Market Yield for the first three months of 2012 and 2011 was 126 and 123, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

In addition, six of the hotels owned as of March 31, 2012 have opened since the beginning of 2011.  Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets.  Therefore, revenue is below anticipated or market levels for this period of time.

Index

Expenses

Hotel operating expenses relate to the 88 hotels owned as of March 31, 2012 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2012 and 2011, hotel operating expenses totaled $49.5 million or 56% of total revenue and $41.3 million or 57% of total revenue.  Six of the 12 new hotels in 2011 are newly opened hotels and as a result, hotel operating expenses as a percentage of total  revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets.  In addition, operating expenses were impacted by several hotel renovations, with approximately 10,000 and 7,000 room nights out of service during the three months of 2012 and 2011, respectively due to such renovations.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expense for the three months ended March 31, 2012 and 2011 totaled $5.2 million or 6% of total revenue and $4.5 million or 6% of total revenue.  As discussed above, with the addition of six newly opened hotels in the past 15 months, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets.  However, for comparable hotels, taxes have increased due to the reassessment of property values by localities resulting from the improved economy.  Also, for comparable hotels, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the three months ended March 31, 2012 and 2011 was $2.6 million and $1.5 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the three months ended March 31, 2012 and 2011, the Company incurred approximately $0.5 million and $0.2 million, respectively in legal costs, an increase over prior year due to the legal matters discussed herein and continued costs related to responding to Securities and Exchange Commission inquiries.  The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Total costs incurred during the three months ended March 31, 2012 were approximately $0.4 million.  The Company will continue to incur these costs during 2012 if a transaction is pursued.

Acquisition related costs for the three months ended March 31, 2012 and 2011 were $31,000 and $2.6 million.  The decline was due to the reduction in acquisitions from six hotels and one newly constructed hotel in 2011 to no acquisitions in 2012.  The costs include title, legal, accounting, pre-opening and other related costs, as well as the brokerage commission paid to ASRG for the properties acquired or newly opened during the respective period.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $12.8 million and $11.3 million.  Depreciation expense primarily represents expense of the Company’s 88 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned.

Interest expense for the three months ended March 31, 2012 and 2011 was $1.5 million and $1.0 million, respectively and is net of approximately $185,000 and $355,000 of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels (two loan assumptions during the first half of 2011, five in 2010, three in 2009, and four in 2008).  During the three months ended March 31, 2012 and 2011, the Company also recognized $0.2 and $0.5 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during 2010 which are secured by two hotels.  One of the notes totaling $11.0 million was repaid by the borrower in December 2011.

Index

Discontinued Operations

As of March 31, 2012, the Company held for sale approximately 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (acquired in April 2009) that are leased to a subsidiary of Chesapeake under a long term lease for the production of natural gas.  Chesapeake is the second-largest independent producer of natural gas in the United States and guarantor of the lease.  The lease is classified as an operating lease and rental income is recognized on a straight line basis over the initial term of the lease.  Under the lease, Chesapeake is responsible for all operating costs of the real estate.  Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange.

In August 2011, the Company entered into a contract for the potential sale of all 110 parcels for a total sale price of $198.4 million.  The sale was completed in April 2012 at which time the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  The note will bear interest at 10.5% and is payable upon payment by the purchaser of its senior loan.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  The 110 parcels have been classified in the consolidated balance sheets as real estate held for sale and are recorded at their carrying amount, totaling approximately $160.1 million and $158.6 million as of March 31, 2012 and December 31, 2011, respectively.  The carrying amount includes real estate net book value totaling $141.8 million and straight-line rent receivable totaling $18.3 million and $16.8 million as of March 31, 2012 and December 31, 2011, respectively.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental revenue	$5,294	$5,343
Operating expenses	27	27
Depreciation expense	-	600
Income from discontinued operations	$5,267	$4,716

Rental revenue includes $1.5 million of adjustments to record rent on the straight line basis for both the three months ended March 31, 2012 and 2011.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The Company has a contract with Apple Suites Realty Group (“ASRG”), to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of March 31, 2012, payments to ASRG for fees under the terms of this contract have totaled approximately $33.1 million since inception.  Of this amount, the Company incurred approximately $1.7 million for the three months ended March 31, 2011, which is included in acquisition related costs in the Company’s consolidated statements of operations.  No ASRG fees were incurred by the Company during the three months ended March 31, 2012.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.75 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.  At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  This amount was paid during the first quarter of 2012.  No amounts were outstanding at March 31, 2012.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $0.5 million for both the three months ended March 31, 2012 and 2011.  The expenses reimbursed were approximately $0 and $0.1 million respectively, for costs reimbursed under the contract with ASRG and approximately $0.5 million and $0.4 million respectively of costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc. , Apple Eight Advisors, Inc. , Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

Index

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $2.0 million and $2.1 million as of March 31, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $39,000 and $49,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Liquidity and Capital Resources

The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units in December 2010.  The Company’s principal sources of liquidity are cash on hand, the proceeds from the sale of its 110 parcels completed in April 2012 and the cash flow generated from properties the Company has or will acquire and any short term investments.  In addition, the Company may borrow funds, subject to the approval of the Company’s Board of Directors.  The Company anticipates that cash flow from operations, and cash on hand will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders to maintain its REIT status, and planned Unit redemptions.  The Company will evaluate the best use for the cash received from the sale of its 110 parcels.  The one development project the Company has planned will be funded by financing or cash on hand.

 To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2012 totaled approximately $40.1 million and were paid at a monthly rate of $0.073334 per common share.  For the same period the Company’s net cash generated from operations was approximately $20.6 million.  During the initial phase of the Company’s operations, the Company may, due to the inherent delay between raising capital and investing that same capital in income producing real estate, have a portion of its distributions funded from offering proceeds.  The portion of the distributions funded from offering proceeds is expected to be treated as a return of capital for federal income tax purposes.  In May 2008, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.88 per common share, payable in monthly distributions.  The Company intends to continue paying distributions on a monthly basis, consistent with the annualized distribution rate established by its Board of Directors.  The Company’s Board of Directors, upon the recommendation of the Audit Committee, may amend or establish a new annualized distribution rate and may change the timing of when distributions are paid.  The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles.  To meet this objective, the Company may require the use of debt, offering proceeds, proceeds from the sale of the 110 parcels, in addition to cash from operations.  Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations.  As there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which are distributed are not available for investment in properties.

Index

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since inception of the program through March 31, 2012, the Company has redeemed approximately 6.2 million Units representing $65.2 million, including 1.5 million Units in the amount of $16.0 million and 319,000 Units in the amount of $3.3 million redeemed during the three months ended March 31, 2012 and 2011, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first quarter of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	318,891	318,891	-
April 2011	378,367	378,367	-
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325
January 2012	10,689,219	1,507,187	9,182,032

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Unit Redemption Program approximately 3% of weighted average Units during 2012.

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan.  During both the three months ended March 31, 2012 and 2011, approximately 1.2 million Units, representing $13.4 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2012, approximately 6.6 million Units, representing $72.5 million in proceeds to the Company, were issued under the plan.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2012, the Company held $8.6 million in reserves for capital expenditures.  For the first three months of 2012, the Company spent approximately $4.7 million on capital expenditures and anticipates spending an additional $15 million for the remainder of the year.  As discussed below, the Company has one development project planned.  No significant costs for this project were incurred during the first three months of 2012.

As of March 31, 2012, the Company had entered into a contract for the purchase of a Home2 Suites by Hilton hotel located in Nashville, Tennessee.  The hotel is currently under construction and is expected to contain 119 guest rooms.  The purchase price for the hotel is $16.7 million.  It is anticipated that the construction of the hotel will be completed and the hotel will open for business within the next three months, at which time a closing is expected.  Deposits totaling $1.4 million have been made by the Company and are refundable if the seller does not meet its obligations under the contract.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that the closing will occur under the outstanding purchase contract.

Index

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

Subsequent Events

In April 2012, the Company declared and paid approximately $13.4 million, or $0.073334 per outstanding common share, in distributions to its common shareholders, of which approximately $4.4 million or 398,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 13% of the total 11.2 million requested Units to be redeemed, with approximately 9.7 million requested Units not redeemed.

Index

In April 2012, the Company sold to a third party its remaining 110 parcels (leased to Chesapeake) for a total sale price of $198.4 million.  The Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  The note is secured by a junior lien on the 110 parcels.  The interest rate on the note is 10.5%.  The note requires interest only payments for the first 3 years of the note.  After the first 3 years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  The Company has not finalized the accounting for the transaction, however it is anticipated the gain on sale will be deferred until a future period in accordance with the applicable accounting guidance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to changes in short term money market rates as it invests its cash.  Based on the Company’s cash invested at March 31, 2012, of $2.8 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $28,000, all other factors remaining the same.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not finalized the accounting for the transaction, however it is anticipated the gain on sale will be deferred until a future period in accordance with the applicable accounting guidance.

Index

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner.  The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933.  The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida.  The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unit Redemption Program

Effective in October 2009, the Company’s Board of Directors approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  As noted below, during 2011 and the first quarter of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through March 31, 2012, the Company has redeemed approximately 6.2 million Units representing $65.2 million.  During the three months ended March 31, 2012, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million.  As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 41% of the amount requested redeemed in the third quarter of 2011, approximately 18% of the amount requested redeemed in the fourth quarter of 2011 and approximately 14% of the amount requested redeemed in January 2012 (the last scheduled redemption date during the three months ended March 31, 2012), leaving approximately 9.2 million Units requested but not redeemed.  Prior to July 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds and asset sales from which it can make distributions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows.  The following is a summary of redemptions during the first quarter of 2012 (no redemptions occurred in February and March of 2012).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2012	1,507,187	$10.62	1,507,187	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

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

10.99	Third Amendment to Purchase and Sale Contract dated as of January 31, 2012 between Apple Nine Ventures Ownership, Inc. and 111 Realty Investors, LP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FILED HEREWITH)

101
The following materials from Apple REIT Nine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index