Form 10-Q
period 2012-09-30
Apple REIT Nine, Inc.
filed 2012-11-06
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53603

Apple REIT Nine, Inc.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street	23219
Richmond, Virginia	(Zip Code)
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

Number of registrant’s common shares outstanding as of November 1, 2012: 181,858,977

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

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Apple REIT Nine, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $132,517 and $93,179, respectively	$1,474,335	$1,480,722
Real estate held for sale	0	158,552
Cash and cash equivalents	19,513	30,733
Note receivable, net	23,622	0
Due from third party managers, net	15,121	9,605
Other assets, net	21,325	21,355
Total Assets	$1,553,916	$1,700,967

Liabilities
Notes payable	$169,526	$124,124
Accounts payable and accrued expenses	15,341	13,253
Total Liabilities	184,867	137,377

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,474,374 and 182,883,617 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,474,374 and 182,883,617 shares, respectively	1,803,567	1,807,175
Distributions greater than net income	(434,566)	(243,633)
Total Shareholders' Equity	1,369,049	1,563,590

Total Liabilities and Shareholders' Equity	$1,553,916	$1,700,967

See notes to consolidated financial statements.

Index

Apple REIT Nine, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Room revenue	$85,900	$78,302	$253,500	$221,240
Other revenue	7,753	7,366	25,354	20,858
Total revenue	93,653	85,668	278,854	242,098

Expenses:
Operating expense	24,162	21,992	70,813	61,317
Hotel administrative expense	6,616	6,500	20,197	18,513
Sales and marketing	7,947	7,086	23,529	20,279
Utilities	4,074	4,105	10,778	10,587
Repair and maintenance	3,364	3,302	9,882	9,350
Franchise fees	3,642	3,461	11,037	9,638
Management fees	3,267	2,935	9,513	8,090
Taxes, insurance and other	5,464	5,204	16,007	14,226
General and administrative	2,149	1,753	7,080	5,298
Acquisition related costs	3	75	464	4,423
Depreciation expense	13,329	12,311	39,338	35,787
Total expenses	74,017	68,724	218,638	197,508

Operating income	19,636	16,944	60,216	44,590

Interest expense, net	(1,709)	(1,310)	(4,664)	(3,043)

Income from continuing operations	17,927	15,634	55,552	41,547

Income from discontinued operations	0	5,128	6,792	14,560

Net income	$17,927	$20,762	$62,344	$56,107

Basic and diluted net income per common share
From continuing operations	$0.10	$0.08	$0.30	$0.23
From discontinued operations	0.00	0.03	0.04	0.08
Total basic and diluted net income per common share	$0.10	$0.11	$0.34	$0.31

Weighted average common shares outstanding - basic and diluted	182,130	182,769	182,200	182,337

See notes to consolidated financial statements.

Index

Apple REIT Nine, Inc. Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$62,344	$56,107
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	39,338	37,187
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	264	316
Straight-line rental income	(1,975)	(4,625)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,516)	(5,689)
Increase in other assets, net	(1,203)	(464)
Increase in accounts payable and accrued expenses	678	3,605
Net cash provided by operating activities	93,930	86,437

Cash flows from investing activities:
Cash paid for acquisitions	(18,015)	(130,673)
Proceeds from sale of assets, net	135,410	1,413
Deposits and other disbursements for potential acquisitions, net	0	(5,913)
Capital improvements	(13,520)	(12,482)
Increase in capital improvement reserves	(372)	(744)
Interest received on note receivable	2,940	0
Net cash provided by (used in) investing activities	106,443	(148,399)

Cash flows from financing activities:
Net proceeds related to issuance of Units	38,239	44,750
Redemptions of Units	(41,988)	(23,269)
Special distribution paid to common shareholders	(136,113)	0
Monthly distributions paid to common shareholders	(117,164)	(120,241)
Proceeds from notes payable	77,690	0
Payments of notes payable	(31,899)	(1,574)
Deferred financing costs	(358)	(410)
Net cash used in financing activities	(211,593)	(100,744)

Decrease in cash and cash equivalents	(11,220)	(162,706)

Cash and cash equivalents, beginning of period	30,733	224,108

Cash and cash equivalents, end of period	$19,513	$61,402

Non-cash transactions:
Notes payable assumed in acquisitions	$0	$25,942
Note receivable issued from sale of assets	$60,000	$0

See notes to consolidated financial statements.

Index

Apple REIT Nine, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has an interest in a variable interest entity through its note receivable, it is not the primary beneficiary and therefore does not consolidate the entity.  As of September 30, 2012, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2012 or 2011.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Real Estate Investments

Property Acquisition

On May 31, 2012, the same day the hotel opened for business, the Company purchased a newly constructed Home2 Suites by Hilton hotel located in Nashville, Tennessee for $16.7 million.  The hotel has 119 rooms and is managed by Vista Host, Inc. under an agreement with terms and fees similar to the Company’s existing management agreements. The purchase price was funded primarily with the proceeds received from the Company’s $30 million non-revolving line of credit.  In conjunction with the acquisition, the Company paid approximately $0.4 million in acquisition related costs, including $0.3 million, representing 2% of the gross purchase price, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and approximately $0.1 million in other acquisition related costs, including title, legal and other related costs. These costs are included in acquisition related costs in the Company’s consolidated statements of operations for the nine months ended September 30, 2012.  No goodwill was recorded in connection with this acquisition.

Development Project

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  In February 2012, the Company terminated the lease and entered into a contract to purchase the land for $3.0 million, which was completed in July 2012.  In conjunction with the acquisition, the Company paid as a brokerage commission to ASRG approximately $0.06 million, representing 2% of the gross purchase price, which was capitalized as part of the acquisition cost of the land.  The Company acquired the land for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin in early 2013 and be completed within two years.  Upon completion, the Courtyard and Residence Inn is expected to contain approximately 135 and 75 guest rooms, respectively and are planned to be managed by White Lodging Services Corporation.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $0.8 million as of September 30, 2012.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to acquire the land equal to the Company’s total cost.

3.  Disposition and Discontinued Operations

In August 2011, the Company entered into a contract for the potential sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation under a long term lease for the production of natural gas.  On April 27, 2012, the Company completed the sale of its 110 parcels and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximates fair market value, is secured by a junior lien on the 110 parcels.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.7 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million and closing costs totaling $0.2 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheet, net of the total deferred gain.  As of September 30, 2012, the note receivable, net was $23.6 million, including $60 million note receivable, offset by $33.7 million deferred gain and $2.7 million deferred interest earned.  Prior to the sale, the 110 parcels were classified in the consolidated balance sheets as real estate held for sale and were recorded at their carrying amount, totaling approximately $158.6 million as of December 31, 2011, which included real estate net book value totaling $141.8 million and straight-line rent receivable totaling $16.8 million.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

Index

The following table sets forth the components of income from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenue	$0	$5,372	$6,826	$16,057
Operating expenses	0	44	34	97
Depreciation expense	0	200	0	1,400
Income from discontinued operations	$0	$5,128	$6,792	$14,560

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight line basis over the initial term of the lease.  Rental revenue includes $0 and $1.5 million of adjustments to record rent on the straight line basis for three months ended September 30, 2012 and 2011, and $2.0 million and $4.6 million of adjustments to record rent on the straight line basis for the nine months ended September 30, 2012 and 2011.

4.  Notes Payable

Mortgage Debt

During the third quarter of 2012, the Company entered into three mortgage loan agreements with a commercial bank, secured by three hotel properties for a total of $47.7 million.  Scheduled payments of interest and principal are due monthly in the total amount of approximately $277,000.  At closing, the Company used a portion of the total proceeds of the loans to extinguish and payoff its $30 million non-revolving line of credit, as discussed below, and to pay transaction costs.  The remaining proceeds will be used for general corporate purposes, including capital expenditures, redemptions and distributions.  Loan origination costs totaling approximately $0.3 million are being amortized as interest expense through each loan’s respective maturity date.  The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands.

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	$11,810
Collegeville, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230
Total					$47,690

Non-revolving Line of Credit

In May 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank, which provided for a $30 million non-revolving line of credit with a maturity date of November 15, 2012.  During the third quarter 2012, the line of credit was extinguished and the outstanding principal balance totaling $30 million, plus accrued interest was paid in full.  Interest was payable quarterly and based on an annual rate of Daily LIBOR (the London Interbank Offered Rate) plus 2.75%.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight. Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  Proceeds of the loan were used by the Company for general working capital purposes, including the purchase of a hotel in May 2012, capital expenditures, distributions and redemptions.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

Index

5.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $169.5 million and $175.4 million.  As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was approximately $124.1 million and $121.9 million.  As of September 30, 2012, the carrying value of the $60 million note receivable as discussed in note 3 approximates fair market value.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2012 (other than the loan guarantee discussed in note 4).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of September 30, 2012, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.5 million since inception.  Of this amount, the Company incurred approximately $0.4 million and $3.3 million for the nine months ended September 30, 2012 and 2011, which except for the $0.06 million incurred in connection with the third quarter land acquisition as discussed in note 2 is included in acquisition related costs in the Company’s consolidated statements of operations.  In addition, as discussed in note 3, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.2 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase is due to the Company reaching the next fee tier under the advisory agreement due to improved results of operations for the Company.  At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  This amount was paid during the first quarter of 2012.  No amounts were outstanding at September 30, 2012.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $1.6 million for both the nine months ended September 30, 2012 and 2011.  The expenses reimbursed were approximately $0.1 million and $0.2 million respectively, for costs reimbursed under the contract with ASRG and approximately $1.5 million and $1.4 million respectively for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

Index

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc. , Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.9 million and $2.1 million as of September 30, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For both the nine months ended September 30, 2012 and 2011, the Company recorded a loss of approximately $145,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

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

Index

In accordance with the Company’s Articles of Incorporation, the liquidation preference of each share of Series A preferred stock has been reduced by the amount of the Special Distribution, or from $11.00 to $10.25 per share.  As a result of the sale and Special Distribution, the Company’s Board of Directors changed the annualized distribution rate from $0.88 per Unit to $0.83 per Unit beginning with the June 2012 distribution, and in August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 per Unit to $0.83025 per Unit.  Additionally, the offering price per Unit under the Company’s Dividend Reinvestment Plan has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25), and the purchase price per Unit under the Company’s Unit Redemption Program has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).

Monthly Distributions

For the three months ended September 30, 2012 and 2011, the Company made distributions of $0.2075 and $0.22 per common share for a total of $37.8 million and $40.2 million.  For the nine months ended September 30, 2012 and 2011, the Company made distributions (excluding the Special Distribution discussed above) of $0.6434 and $0.66 per common share for a total of $117.2 million and $120.2 million.  As discussed herein, in conjunction with the Special Distribution, in May 2012 the Company’s Board of Directors reduced the annual distribution rate from $0.88 to $0.83 per common share.  The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 to $0.83025 per common share.  The distribution will continue to be paid monthly.  Total distributions (including the Special Distribution) for the nine months ended September 30, 2012 and 2011 totaled $253.3 million and $120.2 million.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012 (the last scheduled redemption date during the three months ended June 30, 2012), shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  As discussed herein, beginning with the July 2012 redemption, the purchase price per Unit under the Company’s Unit Redemption Program has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since inception of the program through September 30, 2012, the Company has redeemed approximately 8.8 million Units representing $91.2 million, including 4.0 million Units in the amount of $42.0 million and 2.2 million Units in the amount of $23.3 million redeemed during the nine months ended September 30, 2012 and 2011, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first nine months of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	318,891	318,891	0
April 2011	378,367	378,367	0
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325
January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719

Index

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As discussed herein, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the nine months ended September 30, 2012 and 2011, approximately 3.6 million Units, representing $38.2 million in proceeds to the Company and 4.1 million Units, representing $45.0 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through September 30, 2012, approximately 9.0 million Units, representing $97.3 million in proceeds to the Company, were issued under the plan.

8.  Pro Forma Information (Unaudited)

The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2010, had occurred on the latter of January 1, 2011 or the opening date of the hotel.  The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$93,653	$85,668	$278,854	$248,034

Income from continuing operations	$17,927	$15,634	$55,552	$42,607
Income from discontinued operations	0	5,128	6,792	14,560
Net income	$17,927	$20,762	$62,344	$57,167

Basic and diluted net income per common share
From continuing operations	$0.10	$0.08	$0.30	$0.23
From discontinued operations	0.00	0.03	0.04	0.08
Total basic and diluted net income per common share	$0.10	$0.11	$0.34	$0.31

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

10.  Subsequent Events

In October 2012, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $4.0 million or 388,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.0 million Units in the amount of $10.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 9% of the total 11.2 million requested Units to be redeemed, with approximately 10.2 million requested Units not redeemed.

On October 22, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued an order against David Lerner Associates, Inc. (“DLA”) and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in Units of Apple REIT Ten, Inc.  In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal.  The Company relies on DLA for the administration of its Units and does not believe this settlement will affect the administration of its Units.  The Company intends to continue to cooperate with regulatory or governmental inquiries.

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

Overview

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”) was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008.  The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income.  As of September 30, 2012, the Company owned 89 hotels (one acquired during 2012, 11 purchased and one newly constructed hotel opened during 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008).  Accordingly, the results of operations include only results from the date of ownership of the properties.

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

Index

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Beginning in 2011 and continuing through the first nine months of 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic conditions, the Company anticipates mid single digit revenue percentage increases for comparable hotels for the remainder of 2012 as compared to 2011 and similar year over year increases in 2013.  Although the Company believes that the hotel industry will continue to improve, several key factors continue to negatively affect the economic recovery and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the U.S. economic recovery and the uncertainty surrounding the U.S. fiscal policy.  Therefore, there can be no assurance that revenue at our hotel properties will continue to grow at the current rate.

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

The following is a summary of the results from continuing operations of the 89 hotels owned as of September 30, 2012 for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total revenue	$93,653	100%	$85,668	100%	9%	$278,854	100%	$242,098	100%	15%
Hotel operating expenses	53,072	57%	49,381	58%	7%	155,749	56%	137,774	57%	13%
Taxes, insurance and other expense	5,464	6%	5,204	6%	5%	16,007	6%	14,226	6%	13%
General and administrative expense	2,149	2%	1,753	2%	23%	7,080	3%	5,298	2%	34%

Acquisition related costs	3		75		-96%	464		4,423		-90%
Depreciation	13,329		12,311		8%	39,338		35,787		10%
Interest expense, net	1,709		1,310		30%	4,664		3,043		53%

Number of hotels	89		86		3%	89		86		3%
Average Market Yield⁽¹⁾	124		123		1%	123		122		1%
ADR	$111		$107		4%	$112		$108		4%
Occupancy	74%		72%		3%	73%		71%		3%
RevPAR	$82		$78		5%	$82		$76		8%
Total rooms sold⁽²⁾	768,609		726,696		6%	2,260,943		2,048,305		10%
Total rooms available⁽³⁾	1,039,558		1,003,981		4%	3,081,556		2,881,926		7%

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

Hotels Owned

As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property.  The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of September 30, 2012.  All dollar amounts are in thousands.

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

Index

The purchase price for the properties acquired through September 30, 2012, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010.  The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties.  The Company also used the proceeds of its best-efforts offering to pay approximately $30.5 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.  The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

Development Project

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  In February 2012, the Company terminated the lease and entered into a contract to purchase the land for $3.0 million, which was completed in July 2012.  In conjunction with the acquisition, the Company paid as a brokerage commission to ASRG approximately $0.06 million, representing 2% of the gross purchase price, which was capitalized as part of the acquisition cost of the land.  The Company acquired the land for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin in early 2013 and be completed within two years.  Upon completion, the Courtyard and Residence Inn is expected to contain approximately 135 and 75 guest rooms, respectively and are planned to be managed by White Lodging Services Corporation.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $0.8 million as of September 30, 2012.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to acquire the land equal to the Company’s total cost.

Results of Operations

During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities.  The Company began operations on July 31, 2008 when it purchased its first hotel.  As of September 30, 2012, the Company owned 89 hotels with 11,371 rooms as compared to 86 hotels, with a total of 10,982 rooms as of September 30, 2011.  As a result of the acquisition activity during 2011 and 2012, a comparison of operations for 2012 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

Hotel performance is impacted by many factors including economic conditions in the United States as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel.  As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008.  However, economic conditions have shown evidence of improvement in 2011 and the first nine months of 2012.  Although the Company expects continued improvements for the remainder of 2012 and into 2013, it is not anticipated that revenue and operating income for comparable hotels will reach pre-recession levels in 2012.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended September 30, 2012 and 2011, the Company had hotel revenue of $93.7 million and $85.7 million, respectively.  For the nine months ended September 30, 2012 and 2011, the Company had hotel revenue of $278.9 million and $242.1 million, respectively.  This revenue reflects hotel operations for the 89 hotels owned as of September 30, 2012 for their respective periods of ownership by the Company.  For the three months ended September 30, 2012 and 2011, the hotels achieved combined average occupancy of 74% and 72%, ADR of $111 and $107 and RevPAR of $82 and $78.  For the nine months ended September 30, 2012 and 2011, the hotels achieved combined average occupancy of 73% and 71%, ADR of $112 and $108 and RevPAR of $82 and $76.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During 2012, the Company has experienced a modest increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 3% for both the third quarter of 2012 and first nine months of 2012 as compared to the same period of 2011.  In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 4% for comparable hotels for both the third quarter of 2012 and first nine months of 2012 as compared to the same period in 2011.  With continued demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for the remainder of 2012 as compared to 2011 for comparable hotels, with the trend expected to continue in 2013.  While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets.  The Company’s average Market Yield for the first nine months of 2012 and 2011 was 123 and 122, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Index

In addition, seven of the hotels owned as of September 30, 2012 have opened since the beginning of 2011.  Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets.  Therefore, revenue is below anticipated or market levels for this period of time.

Expenses

Hotel operating expenses relate to the 89 hotels owned as of September 30, 2012 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2012 and 2011, hotel operating expenses totaled $53.1 million or 57% of total revenue and $49.4 million or 58% of total revenue.  For the nine months ended September 30, 2012 and 2011, hotel operating expenses totaled $155.7 million or 56% of total revenue and $137.8 million or 57% of total revenue.  Seven of the hotels owned have opened since the beginning of 2011and as a result, hotel operating expenses as a percentage of total revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets.  In addition, operating expenses were impacted by several hotel renovations, with approximately 18,600 and 9,100 room nights out of service during the first nine months of 2012 and 2011, respectively due to such renovations.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expense for the three months ended September 30, 2012 and 2011 totaled $5.5 million or 6% of total revenue and $5.2 million or 6% of total revenue.  For the nine months ended September 30, 2012 and 2011, taxes, insurance, and other expense totaled $16.0 million or 6% of total revenue and $14.2 million or 6% of total revenue.  As discussed above, with the addition of seven newly opened hotels in the past 21 months, taxes, insurance and other expenses as a percentage of revenue is anticipated to decline as the properties become established in their respective markets.  For comparable hotels, real estate taxes have decreased due to successful appeals of tax assessments at some locations.  These decreases were partially offset by higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy.  Also, for comparable hotels, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the three months ended September 30, 2012 and 2011 was $2.1 million and $1.8 million.  For the nine months ended September 30, 2012 and 2011, general and administrative expenses were $7.1 million and $5.3 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the nine months ended September 30, 2012 and 2011, the Company incurred approximately $1.3 million and $0.8 million, respectively in legal costs, an increase over the prior year due to the legal matters discussed herein and continued costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. The Company intends to continue to cooperate with the SEC staff, and its engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012 related to these matters and possibly into 2013.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. (the “other Apple REITs”).  Total costs incurred during the nine months ended September 30, 2012 were approximately $0.6 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the potential consolidation transaction at that time.

Acquisition related costs for the three months ended September 30, 2012 and 2011 were $3,000 and $75,000, and $0.5 million and $4.4 million for the nine months ended September 30, 2012 and 2011.  The decline was due to the reduction in acquisitions from nine hotels and one newly constructed hotel during the first nine months of 2011 to one acquisition in May 2012.  The costs include title, legal, accounting, pre-opening and other related costs, as well as the brokerage commission paid to ASRG for the properties acquired or newly opened during the respective period.

Index

Depreciation expense for the three months ended September 30, 2012 and 2011 was $13.3 million and $12.3 million, and $39.3 million and $35.8 million for the nine months ended September 30, 2012 and 2011.  Depreciation expense primarily represents expense of the Company’s 89 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned and renovations completed during 2011 and the first nine months of 2012.

Interest expense for the three months ended September 30, 2012 and 2011 was $1.9 million and $1.7 million, respectively and is net of approximately $0.2 million and $0.06 million of interest capitalized associated with renovation and construction projects.  Interest expense for the nine months ended September 30, 2012 and 2011 was $5.2 million and $4.4 million, respectively and is net of approximately $0.5 million and $0.4 million of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter 2012 totaling $47.7 million and borrowings on the Company’s $30 million non-revolving line of credit that was extinguished and paid off during the third quarter 2012 with a portion of the proceeds from the newly originated mortgage loans.  During the three months ended September 30, 2012 and 2011, the Company also recognized $0.1 million and $0.4 million in interest income, and $0.5 million and $1.3 million for the nine months ended September 30, 2012 and 2011, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during 2010 which are secured by two hotels.  One of the notes totaling $11.0 million was repaid by the borrower in December 2011.

Discontinued Operations

In August 2011, the Company entered into a contract for the potential sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation under a long term lease for the production of natural gas.  On April 27, 2012, the Company completed the sale of its 110 parcels and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximates fair market value, is secured by a junior lien on the 110 parcels.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.7 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million and closing costs totaling $0.2 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheet, net of the total deferred gain.  As of September 30, 2012, the note receivable, net was $23.6 million, including $60 million note receivable, offset by $33.7 million deferred gain and $2.7 million deferred interest earned.  Prior to the sale, the 110 parcels were classified in the consolidated balance sheets as real estate held for sale and were recorded at their carrying amount, totaling approximately $158.6 million as of December 31, 2011, which included real estate net book value totaling $141.8 million and straight-line rent receivable totaling $16.8 million.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

Index

The following table sets forth the components of income from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenue	$0	$5,372	$6,826	$16,057
Operating expenses	0	44	34	97
Depreciation expense	0	200	0	1,400
Income from discontinued operations	$0	$5,128	$6,792	$14,560

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight line basis over the initial term of the lease.  Rental revenue includes $0 and $1.5 million of adjustments to record rent on the straight line basis for three months ended September 30, 2012 and 2011, and $2.0 million and $4.6 million of adjustments to record rent on the straight line basis for the nine months ended September 30, 2012 and 2011.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2012 (other than the loan guarantee discussed herein).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of September 30, 2012, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.5 million since inception.  Of this amount, the Company incurred approximately $0.4 million and $3.3 million for the nine months ended September 30, 2012 and 2011, which except for the $0.06 million incurred in connection with the third quarter land acquisition as discussed herein is included in acquisition related costs in the Company’s consolidated statements of operations.  In addition, as discussed herein, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.2 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase is due to the Company reaching the next fee tier under the advisory agreement due to improved results of operations for the Company.  At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  This amount was paid during the first quarter of 2012.  No amounts were outstanding at September 30, 2012.

Index

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $1.6 million for both the nine months ended September 30, 2012 and 2011.  The expenses reimbursed were approximately $0.1 million and $0.2 million respectively, for costs reimbursed under the contract with ASRG and approximately $1.5 million and $1.4 million respectively for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc. , Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.9 million and $2.1 million as of September 30, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For both the nine months ended September 30, 2012 and 2011, the Company recorded a loss of approximately $145,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

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

During the third quarter of 2012, the Company entered into three mortgage loan agreements with a commercial bank, secured by three hotel properties for a total of $47.7 million.  Scheduled payments of interest and principal are due monthly in the total amount of approximately $277,000.  At closing, the Company used a portion of the total proceeds of the loans to extinguish and payoff its $30 million non-revolving line of credit, as discussed below, and to pay transaction costs.  The remaining proceeds will be used for general corporate purposes, including capital expenditures, redemptions and distributions.  Loan origination costs totaling approximately $0.3 million are being amortized as interest expense through each loan’s respective maturity date.  The following table summarizes the hotel property securing each loan, the interest rate, loan origination date, maturity date and principal amount originated under each loan agreement.  All dollar amounts are in thousands.

Hotel Location	Brand	Interest Rate	Loan Origination Date	Maturity Date	Principal Originated
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	$11,810
Collegeville, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230
Total					$47,690

In May 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank, which provided for a $30 million non-revolving line of credit with a maturity date of November 15, 2012.  During the third quarter 2012, the line of credit was extinguished and the outstanding principal balance totaling $30 million, plus accrued interest was paid in full.  Interest was payable quarterly and based on an annual rate of Daily LIBOR (the London Interbank Offered Rate) plus 2.75%.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight. Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  Proceeds of the loan were used by the Company for general working capital purposes, including the purchase of a hotel in May 2012, capital expenditures, distributions and redemptions.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

The Company’s principal sources of liquidity are cash on hand, the operating cash flow generated from the Company’s properties and interest received on the Company’s note receivables.  In addition, the Company plans to enter into a $50 million revolving credit facility during the fourth quarter of 2012.  The Company anticipates that cash on hand, cash flow from operations, interest received from notes receivables and availability under its planned revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements (including its development project discussed herein), required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.

As discussed herein, on April 27, 2012, the Company completed the sale of its 110 parcels for a total sale price of $198.4 million and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  In conjunction with the sale, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).  It is anticipated that the Special Distribution will be treated as a return of capital for federal income tax purposes.  In accordance with the Company’s Articles of Incorporation, the liquidation preference of each share of Series A preferred stock has been reduced by the amount of the Special Distribution, or from $11.00 to $10.25 per share.  As a result of the sale and Special Distribution, the Company’s Board of Directors changed the annualized distribution rate from $0.88 per Unit to $0.83 per Unit beginning with the June 2012 distribution, and in August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 per Unit to $0.83025 per Unit.  Additionally, the offering price per Unit under the Company’s Dividend Reinvestment Plan has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25), and the purchase price per Unit under the Company’s Unit Redemption Program has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).

Index

 To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions (excluding the Special Distribution discussed above) during the first nine months of 2012 totaled approximately $117.2 million and were paid at a monthly rate of $0.073334 per common share during the first five months of 2012, $0.069167 per common share for June and July 2012, and $0.0691875 per common share for August and September 2012.  For the same period the Company’s net cash generated from operations was approximately $93.9 million.  Due to the inherent delay between raising capital and investing that same capital in income producing real estate, a portion of the distributions to date have been funded from proceeds from the Company’s completed initial public offering of Units (completed in December 2010) and from additional borrowings by the Company, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes.

In May 2008, the Company’s Board of Directors established a policy for an annualized distribution rate of $0.88 per common share, payable in monthly distributions.  As noted above, with the payment of the Special Distribution in May 2012, the annualized distribution rate was reduced from $0.88 per common share to $0.83 per common share, payable in monthly distributions beginning June 2012.  In August 2012, the annualized distribution rate was slightly increased to $0.83025 per common share.  The Company intends to continue paying distributions on a monthly basis.  The Company’s objective in setting an annualized distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions, dispositions, capital improvements, ramp up of new properties and varying economic cycles.  To meet this objective, the Company may require the use of debt and offering proceeds, in addition to cash from operations.  Since a portion of distributions has to date been funded with proceeds from the offering of Units, proceeds from the sale of the 110 parcels and borrowings, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing.  Since there can be no assurance of the Company’s ability to obtain additional financing or that the properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which were distributed are not available for investment in properties.

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012 (the last scheduled redemption date during the three months ended June 30, 2012), shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  As discussed herein, beginning with the July 2012 redemption, the purchase price per Unit under the Company’s Unit Redemption Program has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since inception of the program through September 30, 2012, the Company has redeemed approximately 8.8 million Units representing $91.2 million, including 4.0 million Units in the amount of $42.0 million and 2.2 million Units in the amount of $23.3 million redeemed during the nine months ended September 30, 2012 and 2011, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first nine months of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	318,891	318,891	0
April 2011	378,367	378,367	0
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325
January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719

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

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As discussed herein, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan has been adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the nine months ended September 30, 2012 and 2011, approximately 3.6 million Units, representing $38.2 million in proceeds to the Company and 4.1 million Units, representing $45.0 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through September 30, 2012, approximately 9.0 million Units, representing $97.3 million in proceeds to the Company, were issued under the plan.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2012, the Company held $8.5 million in reserves for capital expenditures.  For the first nine months of 2012, the Company spent approximately $13.5 million on capital expenditures and anticipates spending an additional $6-$8 million for the remainder of the year.  Additionally, the Company acquired land in Richmond, Virginia for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin in early 2013 and be completed within two years.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $0.8 million as of September 30, 2012.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to acquire the land equal to the Company’s total cost.

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

Subsequent Events

In October 2012, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $4.0 million or 388,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.0 million Units in the amount of $10.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 9% of the total 11.2 million requested Units to be redeemed, with approximately 10.2 million requested Units not redeemed.

On October 22, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued an order against David Lerner Associates, Inc. (“DLA”) and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in Units of Apple REIT Ten, Inc.  In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal.  The Company relies on DLA for the administration of its Units and does not believe this settlement will affect the administration of its Units.  The Company intends to continue to cooperate with regulatory or governmental inquiries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of September 30, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash.  Based on the Company’s cash invested at September 30, 2012, of $19.5 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $195,000, all other factors remaining the same.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 22, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued an order against David Lerner Associates, Inc. (“DLA”) and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in Units of Apple REIT Ten, Inc.  In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal.  The Company relies on DLA for the administration of its Units and does not believe this settlement will affect the administration of its Units.  The Company intends to continue to cooperate with regulatory or governmental inquiries.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012 (the last scheduled redemption date during the three months ended June 30, 2012), shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In conjunction with the special distribution of $0.75 per Unit paid in May 2012, beginning with the July 2012 redemption, the purchase price per Unit under the Company’s Unit Redemption Program has been adjusted by the amount of the special distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  As noted below, during 2011 and the first nine months of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through September 30, 2012, the Company has redeemed approximately 8.8 million Units representing $91.2 million.  During the nine months ended September 30, 2012, the Company redeemed approximately 4.0 million Units in the amount of $42.0 million.  As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 41%, 18%, 14%, 13% and 9% of the amounts requested redeemed in the third and fourth quarters of 2011 and the first, second and third quarters of 2012, respectively, leaving approximately 9.7 million Units requested but not redeemed as of the last scheduled redemption date in the third quarter of 2012 (July 2012).  Prior to July 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows.  The following is a summary of redemptions during the third quarter of 2012 (no redemptions occurred in August and September of 2012).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2012	1,004,365	$9.95	1,004,365		(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

3.1
Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2
Bylaws of the Registrant, as amended.  (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.99
Third Amendment to Purchase and Sale Contract dated as of January 31, 2012 between Apple Nine Ventures Ownership, Inc. and 111 Realty Investors, LP  (Incorporated by reference to Exhibit 10.99 to the registrant’s quarterly report on Form 10Q (SEC File No. 000-53603) filed May 7, 2012)

10.100
Fourth Amendment to Purchase and Sale Contract dated as of April 12, 2012 between Apple Nine Ventures Ownership, Inc. and 111 Realty Investors, LP  (Incorporated by reference to Exhibit 10.100 to the registrant’s quarterly report on Form 10Q (SEC File No. 000-53603) filed August 13, 2012)

10.101
Junior Secured Note dated as of April 27, 2012 between Apple Nine Ventures Ownership, Inc. and 111 Realty Investors, LP (Incorporated by reference to Exhibit 10.101 to the registrant’s quarterly report on Form 10Q (SEC File No. 000-53603) filed August 13, 2012)

10.102
Loan Agreement dated as of April 27, 2012 between Apple Nine Ventures Ownership, Inc. and 111 Realty Partners, LP (Incorporated by reference to Exhibit 10.102 to the registrant’s quarterly report on Form 10Q (SEC File No. 000-53603) filed August 13, 2012)

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
The following materials from Apple REIT Nine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Nine, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 6, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 6, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index