Form 10-K
period 2012-12-31
Apple REIT Nine, Inc.
filed 2013-03-07
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public trading market in which the Company’s common shares are traded.  Based upon the price that the Company’s common equity last sold through its dividend reinvestment plan, which was $10.25, on June 30, 2012, the aggregate market value of the voting common equity held by non-affiliates of the Company on such date was $1,868,472,000.  Also, in June 2012, there were 74,010 Units acquired at $6.25 per Unit through a tender offer.  The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2013 was 182,364,367.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2013.

Index

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

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Nine, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.            Business

The Company is a Virginia corporation that was formed in November 2007 to invest in income-producing real estate in the United States.  Initial capitalization occurred on November 9, 2007, with its first investor closing under its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) on May 14, 2008.  The Company began operations on July 31, 2008 when it purchased its first hotel.  The Company completed its best-efforts offering of Units in December 2010.  As of December 31, 2012, the Company owned 89 hotels operating in 27 states.

In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation under a long term lease for the production of natural gas.  In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.

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

Index

Website Access

The address of the Company’s Internet website is www.applereitnine.com.  The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  Information contained on the Company’s website is not incorporated by reference into this report.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation.  The Company’s acquisition strategy, substantially complete as of December 31, 2012, included purchasing underdeveloped hotels and hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth.  Although the Company’s primary focus is hotels, the Company has pursued other advantageous buying opportunities for income producing real estate, including the acquisition and subsequent sale of the 110 parcels.  The internal growth strategy includes utilizing the Company’s asset management expertise to improve the performance of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving revenue and operating performance of each hotel in its individual market.  When cost effective, the Company renovates its properties to increase its ability to compete in particular markets.  Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its completed acquisitions, planned renovations and strong asset management of its portfolio will continue to improve financial results over the long-term, although there can be no assurance of these results.

As of December 31, 2012, the Company owned 89 hotels (one acquired during 2012, 11 acquired and one newly constructed hotel opened during 2011, 43 acquired during 2010, 12 acquired during 2009 and 21 acquired during 2008).

The Company is currently engaged in a project for the development of adjoining Courtyard and Residence Inn hotels on a single site located in downtown Richmond, Virginia, which is expected to begin in early 2013 and be completed within two years.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $1.1 million in development costs as of December 31, 2012.

Financing

The Company has 17 notes payable, 14 that were assumed with the acquisition of hotels and three that were originated during 2012.  These notes had a total outstanding balance of $165.2 million ($163.2 million of secured debt and $2.0 million of unsecured debt) at December 31, 2012; maturity dates ranging from June 2015 to October 2032 and stated interest rates ranging from 0% to 6.9%.  The Company also has a $50 million unsecured credit facility (the “Credit Agreement”) with a commercial bank that is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of redemptions and distributions.  The credit facility may be increased to $100 million, subject to certain conditions.  Under the terms of the Credit Agreement, the Company may make voluntary prepayments in whole or in part, at any time.  The Credit Agreement matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the Credit Agreement.   The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The Company’s cash balances at December 31, 2012 totaled $9.0 million.  The Company’s principal sources of liquidity are cash on hand, the operating cash flow generated from the Company’s properties, interest received on the Company’s note receivables and its $50 million revolving credit facility.  The Company anticipates that cash on hand, cash flow from operations, interest received from notes receivables and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, its one development project, required distributions to

Index

shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.  The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or redemptions.  In connection with the sale of its 110 parcels, the Company made a special distribution of $0.75 per share in May 2012 and reduced its annualized distribution rate from $0.88 per common share to $0.83 per common share, payable in monthly distributions beginning June 2012.  In August 2012, the annualized distribution rate was slightly increased to $0.83025 per common share.

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

Hotel Operating Performance

During the period from the Company’s initial formation on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities.  The Company began operations on July 31, 2008 when it purchased its first hotel.  As of December 31, 2012, the Company owned 89 hotels (one acquired during 2012, 11 purchased and one newly constructed hotel opened during 2011, 43 purchased during 2010, 12 acquired during 2009 and 21 acquired during 2008).  These hotels are located in 27 states with an aggregate of 11,371 rooms and consisted of the following:  13 Courtyard hotels, two Embassy Suites hotels, five Fairfield Inn hotels, 21 Hampton Inn hotels, one full service Hilton hotel, 18 Hilton Garden Inn hotels, two Home2 Suites hotel, seven Homewood Suites hotels, one full service Marriott hotel, eight Residence Inn hotels, seven SpringHill Suites hotels and four TownePlace Suites hotels.

Room revenue for these hotels for the year ended December 31, 2012 totaled $331.6 million, and the hotels achieved average occupancy of 72%, ADR of $111 and RevPAR of $80 for the period owned in 2012.  Room revenue for the year ended December 31, 2011 totaled $291.9 million, and the hotels achieved average occupancy of 70%, ADR of $107 and RevPAR of $74 for the period owned during 2011.  Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel.  However, economic conditions have shown evidence of improvement in 2011 and have continued to improve in 2012.  As a result, the industry and the Company have experienced improvements in its hotel occupancy levels, as reflected in the overall increase of the Company’s occupancy for comparable hotels during 2012 as compared to the prior year.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR for comparable hotels during 2012 as compared to the prior year.  With continued improvement, in both demand and room rates, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.  The Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for 2012 and 2011 was 123 and 122, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.  See the Company’s complete financial statements in Part II, Item 8 of this report.

 Management and Franchise Agreements

Each of the Company’s 89 hotels are operated and managed under separate management agreements,

Index

by affiliates of one of the following companies:  Dimension, Gateway, Hilton, Intermountain, LBA, Marriott, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western or White.  The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $12.3 million, $10.6 million and $5.1 million in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The Hilton franchise agreements generally provide for an initial term of 10 to 21 years.  Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years.  Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $14.5 million, $12.8 million and $6.2 million in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

 Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment.  Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues.  In addition, other capital improvement projects may be directly funded by the Company.  During 2012 and 2011, the Company’s capital improvements on existing hotels were approximately $16.2 million and $9.9 million.

Employees

The Company does not have any employees.  During 2012, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements.  The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from Apple Nine Advisors, Inc. which in turn utilizes personnel from Apple Fund Management, LLC, a subsidiary of Apple REIT Six, Inc.

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

Seasonality

The hotel industry historically has been seasonal in nature.  Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  To the extent that

Index

cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available credit to make distributions.

Property Acquisition

On May 31, 2012, the same day the hotel opened for business, the Company purchased a newly constructed Home2 Suites by Hilton hotel located in Nashville, Tennessee for $16.7 million.  The hotel has 119 rooms and is managed by Vista.  In conjunction with the acquisition, the Company paid approximately $0.3 million, representing 2% of the gross purchase price, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), which is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

Development Project

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  In February 2012, the Company terminated the lease and entered into a contract to purchase the land for $3.0 million, which was completed in July 2012.  In conjunction with the acquisition, the Company paid as a brokerage commission to ASRG approximately $0.06 million, representing 2% of the gross purchase price, which was capitalized as part of the acquisition cost of the land.  The Company acquired the land for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin in early 2013 and be completed within two years.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively and are planned to be managed by White.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $1.1 million in development costs as of December 31, 2012.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to acquire the land equal to the amount of the Company’s total cost.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during 2012 (other than the loan guarantee and assignment and transfer agreements discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of December 31, 2012, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.5 million since inception.  Of this amount, the Company incurred approximately $0.4 million, $4.0 million and $15.6 million for years ended December 31, 2012, 2011 and 2010.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.9 million, $3.0 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010.  The increase in 2012 and 2011 is due to the Company reaching the next fee tier under the advisory agreement due to improved results of operations for the Company during those

Index

periods.  At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  This amount was paid during the first quarter of 2012.  No amounts were outstanding at December 31, 2012.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010.  The expenses reimbursed were approximately $0.2 million, $0.3 million and $1.1 million, respectively for costs reimbursed under the contract with ASRG and approximately $2.0 million, $1.8 million and $1.0 million, respectively for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

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

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities.  To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the  merger”).  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the merger, the Company entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the merger.  Also, as part of the purchase, the Company agreed to indemnify Apple REIT Six, Inc. for any liabilities related to the Headquarters or office lease.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

ASRG and A9A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT

Index

Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc., and Apple REIT Eight, Inc.

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.9 million and $2.1 million as of December 31, 2012 and 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.8 million respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations.  Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  See Item 7 Management’s Discussion and Analysis of Expenses for the years 2012 and 2011 for more information on legal fees incurred.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party.  In accordance with the terms of the note, in December 2011, the borrower repaid the remaining outstanding balance totaling $11.0 million.  The interest rate on this mortgage was a variable rate based on the 3-month LIBOR, and averaged 5% during the period held.  The note required monthly payments of principal and interest.  The borrower on the note was Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note was secured by a Hilton Garden Inn hotel located in Columbia, South Carolina.  Total interest income, including the accretion of the note discount, recorded by the Company for the years ended December 31, 2012, 2011 and 2010 was approximately $0, $0.9 million and $0.2 million.

In May 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank, which provided for a $30 million non-revolving line of credit with a maturity date of November 15, 2012.  During the third quarter of 2012, the line of credit was extinguished and the outstanding principal balance totaling $30 million, plus accrued interest was paid in full.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight. Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

Item 1A.         Risk Factors

The following describes several risk factors which are applicable to the Company.  There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value.  You should carefully consider, in addition to the other information contained in this report, the risks described below.

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

Index

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

Current General Economic Environment in the Lodging Industry

The United States continues to be in a low-growth economic environment and continues to experience historically high levels of unemployment.  Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry.  Although operating results have improved, high levels of unemployment and sluggish business and consumer travel trends have been evident during the past three years.  Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further depressed until a more expansive national economic environment is prevalent.  A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry, and, in turn, negatively impacting the Company’s future growth prospects and results of operations.

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

Seasonality

The hotel industry is seasonal in nature.  Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

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

Index

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

Note Receivable

In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area for a total sale price of $198.4 million.  In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  The note is secured by a junior lien on the 110 parcels.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party (the “senior loan”).  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  If the purchaser defaults under the Company’s note or the senior loan, the Company may not recover some or all of its note receivable.

Illiquidity of Shares

There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade.  There is no definite time frame to provide liquidity.  There also is no definite value for the Units when a liquidity event occurs.  In addition, there are restrictions on the transfer of the common shares.  In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals.  Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units.  Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

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

Index

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

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to complete planned development projects, perform renovations to its properties, make shareholder distributions or planned Unit redemptions in periods of fluctuating income from its properties.  The debt markets have been volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet its cash requirements, including refinancing any scheduled debt maturities.

Compliance with Financial Covenants

The Company’s $50 million unsecured revolving credit facility entered into in November 2012 contains financial covenants that could require the outstanding borrowings to be prepaid prior to the scheduled maturity or restrict the amount and timing of distributions to shareholders.  The covenants include, among others, a minimum tangible net worth, maximum debt limits, and minimum debt service and fixed charge coverage ratios.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits.  The Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future.  Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.  The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

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

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data.  Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Index

Potential losses not covered by Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  There are no assurances that coverage will be available at reasonable rates.  Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.  Even when insurable, these policies may have high deductibles and/or high premiums.  There also can be risks such as certain environmental hazards that may be deemed to fall outside the coverage.  In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel.  In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed.  The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy.Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position on the damaged or destroyed hotel, which could have a material adverse effect on the Company.

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

As of December 31, 2012, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hampton Inn	21	2,529
Hilton Garden Inn	18	2,509
Courtyard	13	1,689
Homewood Suites	7	735
Fairfield Inn	5	613
TownePlace Suites	4	453
Residence Inn	8	874
SpringHill Suites	7	986
Marriott	1	206
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
	89	11,371

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Index

Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
					Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E	Cost	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$23,154	$2,955	$39,053	$108	$42,116	$(3,529)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	0	1,037	10,581	14	11,632	(1,480)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	0	582	8,270	18	8,870	(1,200)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	7,958	961	8,483	86	9,530	(780)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	0	1,375	9,514	247	11,136	(1,052)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	0	1,061	16,008	57	17,126	(1,204)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	0	778	11,272	42	12,092	(834)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	0	1,413	14,669	51	16,133	(1,033)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	0	1,111	12,953	88	14,152	(969)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	0	1,005	17,925	84	19,014	(2,863)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	TownePlace Suites	0	992	14,563	41	15,596	(637)	2011	Oct-11	3 - 39 yrs.	124
Clovis	CA	Hampton Inn & Suites	0	1,287	9,888	27	11,202	(1,233)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	0	1,500	10,970	24	12,494	(1,154)	2010	Feb-10	3 - 39 yrs.	83
San Bernardino	CA	Residence Inn	0	0	13,662	160	13,822	(781)	2006	Feb-11	3 - 39 yrs.	95
Santa Ana	CA	Courtyard	0	3,082	21,051	0	24,133	(1,206)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	0	4,568	18,721	77	23,366	(2,869)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	0	1,864	7,753	515	10,132	(1,086)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	0	1,812	15,761	1,348	18,921	(2,742)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	0	2,539	14,493	1,199	18,231	(2,241)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	0	894	7,423	1,275	9,592	(1,473)	2000	Oct-08	3 - 39 yrs.	81
Ft. Lauderdale	FL	Hampton Inn	0	2,235	17,590	1,206	21,031	(2,513)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	0	1,972	9,987	1,889	13,848	(1,449)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	0	3,140	22,580	262	25,982	(2,763)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	0	3,141	25,779	76	28,996	(3,191)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	TownePlace Suites	0	908	9,549	3	10,460	(1,046)	2010	Jan-10	3 - 39 yrs.	103
Panama City Beach	FL	Hampton Inn & Suites	0	1,605	9,995	21	11,621	(1,394)	2009	Mar-09	3 - 39 yrs.	95
Tampa	FL	Embassy Suites	0	1,824	20,034	315	22,173	(1,387)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	0	899	7,263	10	8,172	(822)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	0	1,335	21,114	139	22,588	(1,932)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	0	2,246	28,328	35	30,609	(1,898)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	0	1,722	21,843	9	23,574	(1,458)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	0	1,450	19,122	24	20,596	(1,376)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	0	1,171	20,894	19	22,084	(1,416)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	0	1,310	11,542	36	12,888	(799)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	0	898	12,862	52	13,812	(885)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	0	1,099	8,708	6	9,813	(784)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	0	1,280	13,870	50	15,200	(1,691)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	0	0	17,898	1,875	19,773	(1,621)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	0	709	9,400	6	10,115	(554)	2011	Jun-11	3 - 39 yrs.	103
West Monroe	LA	Hilton Garden Inn	0	832	14,872	1,405	17,109	(1,406)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	0	702	5,799	1,792	8,293	(637)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	0	1,361	16,094	5	17,460	(1,377)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	0	1,213	15,052	56	16,321	(1,126)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	0	916	13,225	39	14,180	(1,681)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,235	727	9,363	91	10,181	(871)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn	13,293	1,758	20,954	1,165	23,877	(1,750)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	0	758	15,287	108	16,153	(1,299)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Residence Inn	0	906	9,151	25	10,082	(1,429)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	0	1,059	4,937	4,012	10,008	(2,304)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	0	1,232	18,343	1,942	21,517	(2,746)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	0	746	10,563	0	11,309	(808)	2011	Feb-11	3 - 39 yrs.	118
Holly Springs	NC	Hampton Inn & Suites	0	1,620	13,260	11	14,891	(1,077)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	0	632	8,608	37	9,277	(864)	2008	Feb-10	3 - 39 yrs.	86
Mt. Laurel	NJ	Homewood Suites	0	1,589	13,476	300	15,365	(828)	2006	Jan-11	3 - 39 yrs.	118
West Orange	NJ	Courtyard	0	2,054	19,513	1,501	23,068	(1,305)	2005	Jan-11	3 - 39 yrs.	131
Twinsburg	OH	Hilton Garden Inn	0	1,419	16,614	1,709	19,742	(2,703)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	0	1,430	31,327	29	32,786	(2,719)	2009	May-10	3 - 39 yrs.	200
Collegeville	PA	Courtyard	12,587	2,115	17,953	1,687	21,755	(1,398)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,530	996	20,374	77	21,447	(1,316)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	0	2,503	18,537	1,203	22,243	(2,605)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	0	986	14,656	51	15,693	(2,058)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	0	692	12,281	87	13,060	(1,665)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	0	1,105	8,632	17	9,754	(1,109)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	0	2,754	39,997	30	42,781	(2,978)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	0	1,153	15,206	0	16,359	(371)	2012	May-12	3 - 39 yrs.	119
Allen	TX	Hampton Inn & Suites	0	1,442	11,456	318	13,216	(1,948)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,004	2,130	16,731	2,900	21,761	(3,494)	2002	Oct-08	3 - 39 yrs.	150

Index

Real Estate and Accumulated Depreciation – (Continued)
As of December 31, 2012
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
					Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E	Cost	Deprec.	Construction	Acquired	Life	Rooms
Arlington	TX	Hampton Inn & Suites	$0	$1,217	$8,738	$378	$10,333	$(647)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	0	1,579	18,487	24	20,090	(1,330)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	0	1,306	16,504	11	17,821	(1,197)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	6,901	1,459	17,184	1,684	20,327	(2,505)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	0	1,614	14,451	36	16,101	(1,029)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	6,907	1,898	16,462	2,096	20,456	(2,542)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	0	1,177	16,180	34	17,391	(2,530)	2008	Oct-08	3 - 39 yrs.	133
Dallas	TX	Hilton	20,136	2,221	40,350	6,254	48,825	(2,533)	2001	May-11	3 - 39 yrs.	224
Duncanville	TX	Hilton Garden Inn	13,139	2,378	15,935	586	18,899	(2,975)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	0	1,244	18,300	3	19,547	(730)	2011	Dec-11	3 - 39 yrs.	145
Frisco	TX	Hilton Garden Inn	0	2,507	12,981	13	15,501	(1,926)	2008	Dec-08	3 - 39 yrs.	102
Ft. Worth	TX	TownePlace Suites	0	2,104	16,311	10	18,425	(1,379)	2010	Jul-10	3 - 39 yrs.	140
Grapevine	TX	Hilton Garden Inn	11,751	1,522	15,543	38	17,103	(1,265)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	0	4,143	46,623	14	50,780	(4,796)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	5,763	705	9,610	229	10,544	(668)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	0	3,361	23,919	134	27,414	(3,914)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,813	865	10,999	1,337	13,201	(1,662)	2001	Mar-09	3 - 39 yrs.	94
Texarkana	TX	Hampton Inn & Suites	4,822	636	8,723	936	10,295	(614)	2004	Jan-11	3 - 39 yrs.	81
Salt Lake City	UT	SpringHill Suites	0	1,092	16,465	30	17,587	(1,183)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	SpringHill Suites	0	5,968	0	18,918	24,886	(1,393)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	9,239	1,723	19,162	1,584	22,469	(3,035)	2004	Nov-08	3 - 39 yrs.	175
Manassas	VA	Residence Inn	0	0	14,962	164	15,126	(857)	2006	Feb-11	3 - 39 yrs.	107
			163,232	137,309	1,401,521	66,604	1,605,434	(145,927)				11,371

Other real estate investments:

Richmond	VA	Hotel under construction	0	3,115	0	1,058	4,173	0		Jul-12		0
Other			0	0	0	214	214	0				0
			$163,232	$140,424	$1,401,521	$67,876	$1,609,821	$(145,927)				11,371

(1) Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.

Investment in real estate at December 31, 2012, consisted of the following (in thousands):

Land	$140,424
Building and Improvements	1,349,246
Furniture, Fixtures and Equipment	114,501
Franchise Fees	4,592
Construction in Progress	1,058
1,609,821
Less Accumulated Depreciation	(145,927)
Investment in Real Estate, net	$1,463,894

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

Item 4.           Mine Safety Disclosures

Not Applicable.

Index

PART II

Item 5.            Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public trading market in which the Company’s common shares are traded.  As of December 31, 2012 there were 182.6 million Units outstanding.  Each Unit consists of one common share, no par value, and one Series A preferred share of the Company.  As of February 28, 2013, the Units were held by approximately 38,100 beneficial shareholders.

The Company is currently selling Units to its existing shareholders at a price of $10.25 per share through its Dividend Reinvestment Plan.  This price is based on the most recent price at which an unrelated person purchased the Company’s Units from the Company.  The Company also uses the original price paid for Units less Special Distributions ($10.25 per Unit in most cases)  for redemptions under its Unit Redemption Program with the intention of providing limited liquidity based on those interested in purchasing additional Units through the Company’s Dividend Reinvestment Plan.  As discussed further below, since inception of its Dividend Reinvestment Plan and Unit Redemption Program, 10.1 million Units have been issued and 9.8 million Units redeemed.  The price of $10.25 per share is not based on an appraisal or valuation of the Company or its assets.  In 2012, there was a tender offer made for the Units of the Company by a group of bidders. In June 2012, the bidders announced they acquired 74,010 Units for $6.25 a Unit. The Units acquired by the tender offer were approximately .04% of the Company’s outstanding shares. The weighted average price paid for shares through the tender offer and the Company’s Unit Redemption Program in 2012 was $10.29 per Unit.

Special Distribution

On April 27, 2012, the Company completed the sale of its 110 parcels for a total sale price of $198.4 million and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  In conjunction with the sale, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).  In accordance with the Company’s Articles of Incorporation, the liquidation preference of each share of Series A preferred stock was reduced by the amount of the Special Distribution, or from $11.00 to $10.25 per share.

Distribution Policy

 To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions (excluding the Special Distribution) during 2012, 2011 and 2010 totaled approximately $155.0 million, $160.4 million and $118.1 million, respectively.  Distributions for August 2012 through December 31, 2012 were paid at a monthly rate of $0.0691875 per common share, June and July 2012 distributions were paid at a monthly rate of $0.069167 per common share and prior to the June 2012, distributions were paid monthly at a rate of $0.073334 per share.  In conjunction with the Special Distribution, in May 2012 the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share.  The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share.  Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors.  The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties, planned development projects and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.  The Company’s Credit Agreement can potentially limit distributions to $152 million annually, subject to operational results, unless the Company is required to distribute more to meet REIT requirements.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under

Index

the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the year ended December 31, 2012 and 2011, approximately 4.8 million Units, representing $50.0 million in proceeds to the Company, and 5.4 million Units, representing $59.1 million in proceeds to the Company, were issued under the plan.  No Units were issued under the plan as of December 31, 2010.  Since inception of the plan through December 31, 2012, approximately 10.1 million Units, representing $109.1 million in proceeds to the Company, were issued under the plan.  As of December 31, 2012, the Company had approximately 55.9 million Units participating in the Dividend Reinvestment Plan, which has declined from a high in June 2011 of 75.4 million Units.  Since there continues to be demand for the Units at $10.25 per Unit, the Company’s Board of Directors does not believe the current offering price under the Dividend Reinvestment Plan should be changed at this time.  However, the Board of Directors could change the price as it determines appropriate.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  As noted below, since July 2011 total redemption requests have exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through December 31, 2012, the Company has redeemed approximately 9.8 million Units representing $101.2 million.  During the year ended December 31, 2012, the Company redeemed approximately 5.0 million Units in the amount of $52.0 million.  As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 41%, 18%, 14%, 13%, 9% and 9% of the amounts requested redeemed in the third and fourth quarters of 2011 and the first, second, third and fourth quarters of 2012, respectively, leaving approximately 10.2 million Units requested but not redeemed as of the last scheduled redemption date in the fourth quarter of 2012 (October 2012).  Prior to July 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows.  The following is a summary of the Unit redemptions during 2011 and 2012:

Index

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	318,891	318,891	0
April 2011	378,367	378,367	0
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325
January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002

The following is a summary of redemptions during the fourth quarter of 2012 (no redemptions occurred in November and December of 2012).

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2012	1,003,267	$9.97	1,003,267	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights.  In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate.  The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets.  In accordance with the Company’s Articles of Incorporation, the priority distribution (“Priority Distribution”) of each share of Series A preferred stock was reduced by the amount of the Special Distribution, or from $11.00 to $10.25 per share.  The Priority Distribution will be paid before any distribution will be made to the holders of any other shares.  Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

Index

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

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors.  The options issued under the Directors’ Plan convert upon exercise of the options to Units.  Each Unit consists of one common share and one Series A preferred share of the Company.  The following is a summary of securities issued under the Directors’ Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	475,820	$10.77	2,678,271

Item 6.            Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2012.  Certain information in the table has been derived from the Company’s audited financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities.  Operations commenced on July 31, 2008 with the Company’s first property acquisition.

Index

(in thousands except per share and statistical data)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Revenues:
Room revenue	$331,610	$291,858	$144,988	$76,163	$9,501
Other revenue	33,976	28,642	15,147	9,043	2,023
Total revenue	365,586	320,500	160,135	85,206	11,524

Expenses:
Hotel operating expenses	206,568	184,641	97,292	52,297	7,422
Taxes, insurance and other	21,150	19,455	10,273	5,953	731
General and administrative	9,227	8,189	6,472	4,079	1,288
Acquisition related costs	464	5,275	19,379	4,951	-
Depreciation	52,748	48,415	28,391	14,095	2,277
Interest (income) expense, net	6,745	4,371	931	1,018	(2,346)
Total expenses	296,902	270,346	162,738	82,393	9,372
Income (loss) from continuing operations	68,684	50,154	(2,603)	2,813	2,152
Income from discontinued operations	6,792	19,834	18,860	14,041	-
Net income	$75,476	$69,988	$16,257	$16,854	$2,152

Per Share:
Income (loss) from continuing operations per common share	$0.37	$0.27	$(0.02)	$0.05	$0.14
Income from discontinued operations per common share	0.04	0.11	0.14	0.21	-
Net income per common share	$0.41	$0.38	$0.12	$0.26	$0.14
Distributions paid per common share (a)	$1.60	$0.88	$0.88	$0.88	$0.51
Weighted-average common shares outstanding - basic and diluted	182,222	182,396	135,825	66,041	15,852

Balance Sheet Data (at end of period):
Cash and cash equivalents	$9,027	$30,733	$224,108	$272,913	$75,193
Investment in real estate, net	$1,463,894	$1,480,722	$1,461,922	$687,509	$346,423
Real estate held for sale	$-	$158,552	$-	$-	$-
Total assets	$1,526,017	$1,700,967	$1,745,942	$982,513	$431,619
Notes payable	$166,783	$124,124	$99,649	$58,688	$38,647
Shareholders' equity	$1,346,133	$1,563,590	$1,634,039	$917,405	$389,740
Net book value per share	$7.37	$8.55	$9.01	$9.31	$9.50

Other Data:
Cash Flow From (Used In):
Operating activities	$122,966	$116,044	$38,758	$29,137	$3,317
Investing activities	$105,951	$(166,085)	$(786,103)	$(341,131)	$(315,322)
Financing activities	$(250,623)	$(143,334)	$698,540	$509,714	$387,178
Number of hotels owned at end of period	89	88	76	33	21
Average Daily Rate (ADR) (b)	$111	$107	$102	$104	$110
Occupancy	72%	70%	65%	62%	59%
Revenue Per Available Room (RevPAR) (c)	$80	$74	$66	$64	$65
Total rooms sold (d)	2,985,543	2,733,381	1,421,276	732,553	86,196
Total rooms available (e)	4,140,462	3,924,417	2,179,566	1,183,837	146,227

Modified Funds From Operations
Calculation (f):
Net income	$75,476	$69,988	$16,257	$16,854	$2,152
Depreciation of real estate owned	52,748	49,815	30,749	15,936	2,277
Funds from operations	128,224	119,803	47,006	32,790	4,429
Acquisition related costs	464	5,275	19,379	4,951	-
Straight-line rental income	(1,975)	(6,158)	(6,104)	(4,618)	-
Interest earned on note receivable	4,270	-	-	-	-
Modified funds from operations	$130,983	$118,920	$60,281	$33,123	$4,429

Index

(a) 2012 distributions include a special distribution of $0.75 per common share paid in May 2012.
(b) Total room revenue divided by number of rooms sold.
(c) ADR multiplied by occupancy percentage.
(d) Represents the number of room nights sold during the period.
(e) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.
(f) Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principals — GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. Modified FFO (MFFO) excludes rental revenue earned, but not received during the period or straight-line rental income and costs associated with the acquisition of real estate and includes interest earned on a note receivable that is not included in net income. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company's definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

Index

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008.  The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  Prior to the Company’s first hotel acquisition on July 31, 2008, the Company had no revenue, exclusive of interest income.  As of December 31, 2012, the Company owned 89 hotels (one acquired during 2012, 11 acquired and one newly constructed hotel opened during 2011, 43 acquired during 2010, 12 acquired during 2009 and 21 acquired during 2008).  Accordingly, the results of operations include only results from the date of ownership of the properties.

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

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition.  Beginning in 2011 and continuing throughout 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic

Index

conditions, and there are several key factors that continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from continuing operations of the 89 hotels owned as of December 31, 2012 for their respective periods of ownership by the Company:

	Years Ended December 31,
(in thousands, except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total revenue	$365,586	100%	$320,500	100%	14%
Hotel operating expenses	206,568	57%	184,641	58%	12%
Taxes, insurance and other expense	21,150	6%	19,455	6%	9%
General and administrative expense	9,227	3%	8,189	3%	13%

Acquisition related costs	464		5,275		-91%
Depreciation	52,748		48,415		9%
Interest expense, net	6,745		4,371		54%

Number of hotels	89		88		1%
Average Market Yield(1)	123		122		1%
ADR	$111		$107		4%
Occupancy	72%		70%		3%
RevPAR	$80		$74		8%

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

Index

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

Hotels Owned

As noted above, the Company commenced operations in July 2008 upon the purchase of its first hotel property.  The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of December 31, 2012.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500
Bristol	VA	Courtyard	LBA	11/7/2008	175	18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	$12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94	11,500
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	32,657
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	17,261
West Monroe	LA	Hilton Garden Inn	InterMountain	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	$16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000
Tampa	FL	Embassy Suites	White	11/2/2010	147	21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Alexandria (1)	VA	SpringHill Suites	Marriott	3/28/2011	155	24,863
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974
Nashville	TN	Home2 Suites	Vista	5/31/2012	119	16,660
Total					11,371	$1,546,839

(1) The Company acquired land and began construction for this hotel during 2009. Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011. The gross purchase price includes the acquisition of land and construction costs.

The purchase price for the properties acquired through December 31, 2012, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010.  The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The Company also used the proceeds of its best-efforts offering to pay approximately $30.5 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive.  The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.  No goodwill was recorded in connection with any of the acquisitions.

Development Project

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located

Index

in downtown Richmond, Virginia.  In February 2012, the Company terminated the lease and entered into a contract to purchase the land for $3.0 million, which was completed in July 2012.  In conjunction with the acquisition, the Company paid as a brokerage commission to ASRG approximately $0.06 million, representing 2% of the gross purchase price, which was capitalized as part of the acquisition cost of the land.  The Company acquired the land for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin in early 2013 and be completed within two years.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively and are planned to be managed by White.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $1.1 million in development costs as of December 31, 2012.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to acquire the land equal to the amount of the Company’s total cost.

Management and Franchise Agreements

Each of the Company’s 89 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Hilton Management LLC (“Hilton”), Intermountain Management, LLC (“Intermountain”), LBAM-Investor Group, L.L.C. (“LBA”), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”), MHH Management, LLC (“McKibbon”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Tharaldson Hospitality Management, LLC (“Tharaldson”), Vista Host, Inc. (“Vista”),  Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White”).  The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $12.3 million, $10.6 million and $5.1 million in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The Hilton franchise agreements generally provide for an initial term of 10 to 21 years.  Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years.  Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $14.5 million, $12.8 million and $6.2 million in franchise fees.

Results of Operations for Years 2012 and 2011

During the period from the Company’s initial capitalization on November 9, 2007 to July 30, 2008, the Company owned no properties, had no revenue, exclusive of interest income and was primarily engaged in capital formation activities.  The Company began operations on July 31, 2008 when it purchased its first hotel.  As of December 31, 2012, the Company owned 89 hotels with 11,371 rooms as compared to 88 hotels (of which 11 were purchased and one newly constructed hotel opened during 2011), with a total of 11,252 rooms as of December 31, 2011.  As a result of the acquisition activity during 2011 and 2012, a comparison of operations for 2012 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel.  However, economic conditions have shown evidence of improvement during the past two years.  As a result, the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the years ended December 31, 2012 and 2011, the Company had hotel revenue of $365.6 million and $320.5 million, respectively.  This revenue reflects hotel operations for the 89 hotels owned as of December 31, 2012 for their respective periods of ownership by the Company.  For the year ended December 31, 2012, the hotels achieved combined average occupancy of approximately 72%, ADR of $111 and RevPAR of $80.  For the year ended December 31, 2011, the hotels achieved combined average occupancy of approximately 70%, ADR of $107 and RevPAR of $74.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During 2012, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 3% in 2012 as compared to 2011.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 4% for comparable hotels during 2012 as compared to the prior year.  With continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.  The Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for 2012 and 2011 was 123 and 122, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

In addition, seven of the hotels owned as of December 31, 2012 have opened since the beginning of 2011.  Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets.  Therefore, revenue is below anticipated or market levels for this period of time.

Expenses

Hotel operating expenses relate to the 89 hotels owned as of December 31, 2012 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the years ended December 31, 2012 and 2011, hotel operating expenses totaled $206.6 million or 57% of total revenue and $184.6 million or 58% of total revenue.  Seven of the hotels owned have opened since the beginning of 2011 and as a result, hotel operating expenses as a percentage of total revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets.  In addition, operating expenses were impacted by several hotel renovations, with approximately 22,000 room nights out of service during 2012 and 16,000 room nights out of service during 2011 due to such renovations.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expense for the years ended December 31, 2012 and 2011 totaled $21.2 million or 6% of total revenue and $19.5 million or 6% of total revenue.  For comparable hotels, real estate taxes decreased in 2012 due to successful appeals of tax assessments at certain locations.  These decreases were partially offset by higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy.  Also, for comparable hotels, 2012 insurance rates increased due to property and casualty carriers’ losses world-wide in the past year.  With the improved economy, the Company anticipates continued increases in property tax assessments in 2013 and a moderate increase in insurance rates.

General and administrative expense for the years ended December 31, 2012 and 2011 was $9.2 million and $8.2 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During 2012 and 2011, the Company incurred approximately $1.7 million and $1.1 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff

Index

affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies.  Total costs for these legal matters for all of the Apple REIT Companies was approximately $7.3 million in 2012.  The Company anticipates it will continue to incur significant legal costs at least during the first half of 2013 related to these matters.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. (the “other Apple REITs”).  Total costs incurred during 2012 and 2011 were approximately $0.6 million and $0.1 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the potential consolidation transaction at that time.

Acquisition related costs for the years ended December 31, 2012 and 2011 were $0.5 million and $5.3 million.  The decline was due to the reduction in acquisitions from 11 hotels and one newly constructed hotel in 2011 to one acquisition in 2012.  The costs include title, legal, accounting, pre-opening and other related costs, as well as the brokerage commission paid to ASRG for the properties acquired or newly opened during the respective period.

Depreciation expense for the years ended December 31, 2012 and 2011 was $52.7 million and $48.4 million.  Depreciation expense primarily represents expense of the Company’s 89 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned and renovations completed throughout 2012 and 2011.

Interest expense for the years ended December 31, 2012 and 2011 was $7.4 million and $6.0 million, respectively and is net of approximately $0.7 million and $0.5 million of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter 2012 totaling $47.7 million, and borrowings on the Company’s $30 million non-revolving line of credit that was extinguished and paid off during the third quarter of 2012 with a portion of the proceeds from the newly originated mortgage loans.  During the years ended December 31, 2012 and 2011, the Company also recognized $0.6 million and $1.6 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during 2010, of which one of the notes totaling $11.0 million was repaid by the borrower in December 2011.

Results of Operations for Years 2011 and 2010

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

Revenues

For the years ended December 31, 2011 and 2010, the Company had hotel revenue of $320.5 million and $160.1 million, respectively.  This revenue reflects hotel operations for the 88 hotels owned as of December 31, 2011 for their respective periods of ownership by the Company.  For the year ended December 31, 2011, the hotels achieved combined average occupancy of approximately 70%, ADR of $107 and RevPAR of $74.  For the year ended December 31, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $102 and RevPAR of $66.  Since the beginning of 2010 the Company has experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 7% in 2011 as compared to 2010.  In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 3% for comparable hotels during 2011 as compared to the prior year.  The Company’s average Market Yield for 2011 and 2010 was 126 and 123, respectively and excludes hotels under renovation or opened less than two years.  In addition, 14 of the hotels owned as of December 31, 2011 have opened since the beginning of 2010.  Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets.  Therefore, revenue is below anticipated or market levels for this period of time.

Index

Expenses

Hotel operating expenses relate to the 88 hotels owned as of December 31, 2011 for their respective periods owned.  For the years ended December 31, 2011 and 2010, hotel operating expenses totaled $184.6 million or 58% of total revenue and $97.3 million or 61% of total revenue.  Eight of the 43 hotels acquired in 2010 and six of the 12 new hotels in 2011 are newly opened hotels and as a result, hotel operating expenses as a percentage of total revenue for these hotels are higher than is expected once the properties have established themselves within their respective markets.  In addition, operating expenses were impacted by several hotel renovations, with approximately 16,000 room nights out of service during 2011 and 14,400 room nights out of service during 2010 due to such renovations.

Taxes, insurance, and other expense for the years ended December 31, 2011 and 2010 totaled $19.5 million or 6% of total revenue and $10.3 million or 6% of total revenue.  As discussed above, with the addition of 14 new hotels in the past two years, taxes, insurance and other expense as a percentage of revenue is anticipated to decline as the properties become established in their respective markets.

General and administrative expense for the years ended December 31, 2011 and 2010 was $8.2 million and $6.5 million.  During 2011 and 2010, the Company incurred approximately $1.1 million and $0.5 million, respectively in legal costs related to the legal matters discussed herein and costs related to responding to requests from the staff of the SEC as discussed above.  Also, during the fourth quarter of 2011, the Company incurred costs totaling $0.1 million associated with its evaluation of a potential consolidation transaction with the other Apple REITs as discussed above.

Acquisition related costs for the years ended December 31, 2011 and 2010 were $5.3 million and $19.4 million.  The decline was due to the reduction in acquisitions from 43 in 2010 to 11 in 2011.  The costs include title, legal, accounting, pre-opening and other related costs, as well as the brokerage commission paid to ASRG for the properties acquired or newly opened during the respective period.

Depreciation expense for the years ended December 31, 2011 and 2010 was $48.4 million and $28.4 million.  Depreciation expense primarily represents expense of the Company’s 88 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned and renovations completed throughout 2011 and 2010.

Interest expense for the years ended December 31, 2011 and 2010 was $6.0 million and $2.9 million, respectively and is net of approximately $0.5 million and $0.6 million of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels (two loans were assumed in 2011 and five in 2010).  During the years ended December 31, 2011 and 2010, the Company also recognized $1.6 million and $2.0 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during 2010, of which one of the notes totaling $11.0 million was repaid by the borrower in December 2011.

Discontinued Operations

In April 2009, the Company acquired from a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) approximately 417 acres of land and land improvements located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a ground lease with Chesapeake.  The land is used by Chesapeake for the production of natural gas.  The lease has an initial term of 40 years from its commencement date of April 2009, and remaining annual rent ranging from $15.0 million to $26.7 million.  Under the lease, the tenant is responsible for all operating costs associated with the real estate.  Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange.

In February 2010, the Company agreed to sell back to Chesapeake two of the sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company’s original purchase price, approximately $2.6 million.  The Company earned and received rental income for the period held totaling approximately $240,000.

In July 2011, the Company agreed to sell back to Chesapeake one of the sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the site was $1.4 million, which approximates the net book value of the site. The Company earned and received rental income for the period held totaling approximately $310,000.

Index

In August 2011, the Company entered into a contract for the potential sale of its remaining 110 parcels (which were acquired for a total purchase price of $147.3 million) and the assignment of the lease with Chesapeake for a total sale price of $198.4 million.  On April 27, 2012, the Company completed the sale of its 110 parcels and the assignment of the lease with Chesapeake and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximates fair market value, is secured by a junior lien on the 110 parcels.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.4 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.2 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60 million note receivable, offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  Prior to the sale, the 110 parcels were classified in the consolidated balance sheets as real estate held for sale and were recorded at their carrying amount, totaling approximately $158.6 million as of December 31, 2011, which included real estate net book value totaling $141.8 million and straight-line rent receivable totaling $16.8 million.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Rental revenue	$6,826	$21,357	$21,325
Operating expenses	34	123	107
Depreciation expense	0	1,400	2,358
Income from discontinued operations	$6,792	$19,834	$18,860

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $2.0 million, $6.2 million and $6.1 million of adjustments to record rent on the straight-line basis for the years ended December 31, 2012, 2011 and 2010, respectively.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during 2012 (other than the loan guarantee and assignment and transfer agreements discussed below).  The

Index

Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of December 31, 2012, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.5 million since inception.  Of this amount, the Company incurred approximately $0.4 million, $4.0 million and $15.6 million for years ended December 31, 2012, 2011 and 2010.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.9 million, $3.0 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010.  The increase in 2012 and 2011 is due to the Company reaching the next fee tier under the advisory agreement due to improved results of operations for the Company during those periods.  At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  This amount was paid during the first quarter of 2012.  No amounts were outstanding at December 31, 2012.

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010.  The expenses reimbursed were approximately $0.2 million, $0.3 million and $1.1 million, respectively for costs reimbursed under the contract with ASRG and approximately $2.0 million, $1.8 million and $1.0 million, respectively for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

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

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities.  To efficiently

Index

manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the merger, the Company entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the merger.  Also, as part of the purchase, the Company agreed to indemnify Apple REIT Six, Inc. for any liabilities related to the Headquarters or office lease.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.9 million and $2.1 million as of December 31, 2012 and 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.8 million respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations.  Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

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

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party.  In accordance with the terms of the note, in December 2011, the borrower repaid the remaining outstanding balance totaling $11.0 million.  The interest rate on this mortgage was a variable rate based on the 3-month LIBOR, and averaged 5% during the period held.  The note required monthly payments of principal and interest.  The borrower on the note was Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note was secured by a Hilton Garden Inn hotel located in Columbia, South Carolina.  Total interest income, including the accretion of the note discount, recorded by the Company for the years ended December 31, 2012, 2011 and 2010 was approximately $0, $0.9 million and $0.2 million.

In May 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank, which provided for a $30 million non-revolving line of credit with a maturity date of November 15,

Index

2012.  During the third quarter of 2012, the line of credit was extinguished and the outstanding principal balance totaling $30 million, plus accrued interest was paid in full.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight. Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares.  If a conversion event had occurred as of December 31, 2012, expense would have ranged from $0 to in excess of $127.6 million (assumes $11 per common share fair market value) which represents approximately 11.6 million shares of common stock.

Index

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2012:

		Amount of Commitments Expiring per Period
(000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$4,500	$4,500	$-	$-	$-
Debt (including interest of $42.5 million)	207,731	12,999	78,103	65,156	51,473
Ground Leases	13,899	244	503	508	12,644
	$226,130	$17,743	$78,606	$65,664	$64,117

Capital Resources

In November 2012, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with a commercial bank, which provides for an initial $50 million revolving credit facility that may be increased to $100 million, subject to certain conditions.  The credit facility will be utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  Under the terms of the Credit Agreement, the Company may make voluntary prepayments in whole or in part, at any time.  The Credit Agreement matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the Credit Agreement.   The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.  Loan origination costs totaling approximately $0.3 million are being amortized as interest expense through the November 2014 maturity date.

The Credit Agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the Credit Agreement).  The obligations of the Lenders to make any advances under the Credit Agreement are subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability.  The credit facility contains customary affirmative covenants and negative covenants and events of default.  In addition, the credit facility contains the following quarterly financial covenants (capitalized terms are defined in the Credit Agreement):

•	A maximum Consolidated Total Indebtedness limit of 45% of the aggregate Real Estate Values for all Eligible Real Estate that is or qualifies as an Unencumbered Borrowing Base Property;

•	A maximum Consolidated Total Indebtedness limit of 50% of the Consolidated Total Asset Value;

•	A minimum Adjusted Consolidated EBITDA to Consolidated Fixed Charges covenant of 1.75 to 1.00 for the total of the four trailing quarterly periods;

•	A minimum Consolidated Tangible Net Worth of $1.0 billion;

•	A maximum Consolidated Secured Debt limit of 40% of Consolidated Total Asset Value;

•	A minimum Adjusted NOI for all Eligible Real Estate that is or qualifies as an Unencumbered Borrowing Base Property to Implied Debt Service covenant of 2.25 to 1.00;

•	A maximum Consolidated Secured Recourse Indebtedness of $10 million; and

•
Restricted Payments (including Distributions and Unit Redemptions), net of proceeds from the Company’s Dividend Reinvestment Plan, cannot exceed $38 million during any calendar quarter and quarterly Distributions cannot exceed $0.21 per share for the period from October 1, 2012 through and including June 30, 2013, and thereafter must not exceed $152 million in any cumulative 12 month period and Distributions cannot exceed $0.83025 per share for any calendar year, unless such Restricted Payments are less than the Company’s Funds From Operations for any cumulative four calendar quarters.

Index

The Company was in compliance with each of these covenants at December 31, 2012.

During the third quarter of 2012, the Company entered into three mortgage loan agreements with a commercial bank for a total of $47.7 million.  Each loan is secured by one of the following Company hotels:  Grapevine, Texas Hilton Garden Inn; Collegeville, Pennsylvania Courtyard; and Anchorage, Alaska Embassy Suites.  Two loans mature in September 2022 and one matures in October 2022, and all three loans will amortize based on a 25 year term with a balloon payment due at maturity.  Interest is payable monthly on the outstanding balance of each loan at an annual rate of 4.89% to 4.97%.  At closing, the Company used a portion of the total proceeds of the loans to extinguish and payoff its $30 million non-revolving line of credit and to pay transaction costs.  The remaining proceeds will be used for general corporate purposes, including capital expenditures, redemptions and distributions.  Loan origination costs totaling approximately $0.3 million are being amortized as interest expense through each loan’s respective maturity date.

Capital Uses

The Company’s principal sources of liquidity are cash on hand, the operating cash flow generated from the Company’s properties, interest received on the Company’s note receivables and the $50 million revolving credit facility.  The Company anticipates that cash on hand, cash flow from operations, interest received from notes receivables and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements (including its development project discussed herein), required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.

As a result of the sale of its 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).  In accordance with the Company’s Articles of Incorporation, the liquidation preference of each share of Series A preferred stock was reduced by the amount of the Special Distribution, from $11.00 to $10.25 per share.  Also, as a result of the sale and Special Distribution, the Company’s Board of Directors changed the annualized distribution rate from $0.88 per Unit to $0.83 per Unit beginning with the June 2012 distribution, and in August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 per Unit to $0.83025 per Unit.  Additionally, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25), and the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions (excluding the Special Distribution discussed above) during 2012 totaled approximately $155.0 million and were paid at a monthly rate of $0.073334 per common share during the first five months of 2012, $0.069167 per common share for June and July 2012, and $0.0691875 per common share for the last five months of 2012.  For the same period the Company’s net cash generated from operations was approximately $123.0 million.  Due to the inherent delay between raising capital and investing that same capital in income producing real estate, a portion of the distributions to date have been funded from proceeds from the Company’s completed initial public offering of Units (completed in December 2010) and from additional borrowings by the Company, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes.

The Company’s objective in setting an annualized distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions, dispositions, capital improvements, ramp up of new properties, completion of planned development projects and varying economic cycles.  To meet this objective, the Company may require the use of debt and offering proceeds, in addition to cash from operations.  Since a portion of distributions has to date been funded with proceeds from the offering of Units, proceeds from the sale of the 110 parcels and borrowings, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing.  Since there can be no assurance of the Company’s ability to obtain additional financing or that the properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  Proceeds of the offering which were distributed are not available for investment in properties.

Index

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since inception of the program through December 31, 2012, the Company has redeemed approximately 9.8 million Units representing $101.2 million, including 5.0 million Units in the amount of $52.0 million, 3.8 million Units in the amount of $39.2 million and $0.7 million Units in the amount of $7.5 million redeemed during 2012, 2011 and 2010, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	318,891	318,891	0
April 2011	378,367	378,367	0
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325
January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Units Redemption Program approximately 2% of weighted average Units during 2013.

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company.  The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the years ended December 31, 2012 and 2011, approximately 4.8 million Units, representing $50.0 million in proceeds to the Company, and 5.4 million Units, representing $59.1 million in proceeds to the Company, were issued under the plan.  No Units were issued under the plan as of December 31, 2010.  Since inception of the plan through December 31, 2012, approximately 10.1 million Units, representing $109.1 million in proceeds to the Company, were issued under the plan.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of December 31, 2012, the Company held $7.5 million in reserves for capital expenditures.  During 2012, the Company spent approximately $16.2 million on capital expenditures for existing hotels and anticipates spending approximately $20 to $25 million during 2013.  Additionally, the Company acquired land in Richmond, Virginia

Index

for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin in early 2013 and be completed within two years.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $1.1 million in development costs as of December 31, 2012, of which approximately $0.3 million was incurred during 2012.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to acquire the land equal to the amount of the Company’s total cost.

On November 29, 2012, and as a result of the merger, the Company entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the merger.  Also, as part of the purchase, the Company agreed to indemnify Apple REIT Six, Inc. for any liabilities related to the Headquarters or office lease.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.  Since there can be no assurance at this time that the merger will occur, there can be no assurance that the closing will occur under the transfer agreement.

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

Index

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

 Subsequent Events

In January 2013, the Company declared and paid approximately $12.6 million or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $3.8 million or 371,000 Units were issued under the Company’s Dividend Reinvestment Plan.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.0 million Units in the amount of $10.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 8% of the total 12.1 million requested Units to be redeemed, with approximately 11.1 million requested Units not redeemed.

In February 2013, the Company declared and paid approximately $12.6 million or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $3.7 million or 364,000 Units were issued under the Company’s Dividend Reinvestment Plan.

Index

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of December 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash.  Based on the Company’s cash invested at December 31, 2012, of $9.0 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $90,000, all other factors remaining the same.  Although the Company had no outstanding balance on its $50 million revolving credit facility at December 31, 2012, the Company will be exposed to changes in short-term interest rates to the extent that it utilizes the credit facility.

The Company has assumed or originated fixed interest rate notes payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2012.  All dollar amounts are in thousands.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Market Value
Maturities	$3,714	$3,935	$57,298	$39,780	$18,382	$42,123	$165,232	$173,343
Average interest rates	5.6%	5.6%	5.6%	5.4%	5.1%	4.9%

Index

Item 8.            Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 7, 2013
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Nine, Inc.

We have audited Apple REIT Nine, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Nine, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Nine, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Apple REIT Nine, Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 7, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Nine, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Nine, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Nine, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Nine, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 7, 2013

Index

APPLE REIT NINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2012	2011
Assets
Investment in real estate, net of accumulated depreciation of $145,927 and $93,179, respectively	$1,463,894	$1,480,722
Real estate held for sale	0	158,552
Cash and cash equivalents	9,027	30,733
Note receivable, net	22,375	0
Due from third party managers, net	10,751	9,605
Other assets, net	19,970	21,355
Total Assets	$1,526,017	$1,700,967

Liabilities
Notes payable	$166,783	$124,124
Accounts payable and accrued expenses	13,101	13,253
Total Liabilities	179,884	137,377

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,619,400 and 182,883,617 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,619,400 and 182,883,617 shares, respectively	1,805,335	1,807,175
Distributions greater than net income	(459,250)	(243,633)
Total Shareholders' Equity	1,346,133	1,563,590

Total Liabilities and Shareholders' Equity	$1,526,017	$1,700,967

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Room revenue	$331,610	$291,858	$144,988
Other revenue	33,976	28,642	15,147
Total revenue	365,586	320,500	160,135

Expenses:
Operating expense	94,103	82,514	44,713
Hotel administrative expense	27,048	24,973	12,688
Sales and marketing	31,263	27,210	13,938
Utilities	14,034	13,814	7,708
Repair and maintenance	13,355	12,703	6,944
Franchise fees	14,503	12,797	6,230
Management fees	12,262	10,630	5,071
Taxes, insurance and other	21,150	19,455	10,273
General and administrative	9,227	8,189	6,472
Acquisition related costs	464	5,275	19,379
Depreciation expense	52,748	48,415	28,391
Total expenses	290,157	265,975	161,807

Operating income (loss)	75,429	54,525	(1,672)

Interest expense, net	(6,745)	(4,371)	(931)

Income (loss) from continuing operations	68,684	50,154	(2,603)

Income from discontinued operations	6,792	19,834	18,860

Net income	$75,476	$69,988	$16,257

Basic and diluted net income (loss) per common share
From continuing operations	$0.37	$0.27	$(0.02)
From discontinued operations	0.04	0.11	0.14
Total basic and diluted net income per common share	$0.41	$0.38	$0.12

Weighted average common shares outstanding - basic and diluted	182,222	182,396	135,825

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Series B Convertible
	Common Stock		Preferred Stock		Distributions
	Number of Shares	Amount	Number of Shares	Amount	Greater Than Net Income	Total

Balance at December 31, 2009	98,510	$968,710	480	$48	$(51,353)	$917,405
Net proceeds from the sale of common shares	83,489	825,833	0	0	0	825,833
Common shares redeemed	(726)	(7,462)	0	0	0	(7,462)
Stock options granted	0	132	0	0	0	132
Net income	0	0	0	0	16,257	16,257
Cash monthly distributions declared and paid to shareholders ($0.88 per share)	0	0	0	0	(118,126)	(118,126)
Balance at December 31, 2010	181,273	1,787,213	480	48	(153,222)	1,634,039
Net proceeds from the sale of common shares	5,369	58,948	0	0	0	58,948
Common shares redeemed	(3,758)	(39,168)	0	0	0	(39,168)
Stock options granted	0	182	0	0	0	182
Net income	0	0	0	0	69,988	69,988
Cash monthly distributions declared and paid to shareholders ($0.88 per share)	0	0	0	0	(160,399)	(160,399)
Balance at December 31, 2011	182,884	1,807,175	480	48	(243,633)	1,563,590
Net proceeds from the sale of common shares	4,760	50,007	0	0	0	50,007
Common shares redeemed	(5,025)	(51,987)	0	0	0	(51,987)
Stock options granted	0	140	0	0	0	140
Net income	0	0	0	0	75,476	75,476
Special distribution paid to shareholders ($0.75 per share)	0	0	0	0	(136,113)	(136,113)
Cash monthly distributions declared and paid to shareholders ($0.85 per share)	0	0	0	0	(154,980)	(154,980)
Balance at December 31, 2012	182,619	$1,805,335	480	$48	$(459,250)	$1,346,133

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$75,476	$69,988	$16,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	52,748	49,815	30,749
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	304	354	304
Straight-line rental income	(1,975)	(6,158)	(6,104)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(1,146)	(1,326)	(5,944)
Decrease (increase) in other assets, net	(588)	612	1,911
Increase (decrease) in accounts payable and accrued expenses	(1,853)	2,759	1,585
Net cash provided by operating activities	122,966	116,044	38,758

Cash flows from investing activities:
Cash paid for acquisitions, net	(18,017)	(161,645)	(740,735)
Proceeds from sale of assets, net	135,410	1,396	2,606
Deposits and other disbursements for potential acquisitions, net	0	(760)	(12,345)
Capital improvements and development costs	(16,526)	(15,734)	(22,736)
Decrease (increase) in capital improvement reserves	569	(126)	3,558
Interest received on note receivable	4,515	0	0
Repayment (investment) in other assets	0	10,784	(16,451)
Net cash provided by (used in) investing activities	105,951	(166,085)	(786,103)

Cash flows from financing activities:
Net proceeds related to issuance of Units	50,007	58,843	825,857
Redemptions of Units	(51,987)	(39,168)	(7,462)
Special distribution paid to common shareholders	(136,113)	0	0
Monthly distributions paid to common shareholders	(154,980)	(160,399)	(118,126)
Proceeds from notes payable	77,690	0	0
Payments of notes payable	(34,512)	(2,200)	(1,135)
Deferred financing costs	(728)	(410)	(594)
Net cash used in financing activities	(250,623)	(143,334)	698,540

Decrease in cash and cash equivalents	(21,706)	(193,375)	(48,805)

Cash and cash equivalents, beginning of period	30,733	224,108	272,913

Cash and cash equivalents, end of period	$9,027	$30,733	$224,108

Supplemental information:
Interest paid	$7,973	$6,545	$3,571

Non-cash transactions:
Notes payable assumed in acquisitions	$0	$25,942	$42,715
Other assets assumed in acquisitions	$0	$550	$293
Other liabilities assumed in acquisitions	$0	$1,243	$2,912
Note receivable issued from sale of assets	$60,000	$0	$0

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  Although the Company has an interest in a variable interest entity through its note receivable, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of the entity and does not share in any of the benefits, and therefore does not consolidate the entity.  As of December 31, 2012, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms.

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

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation.  Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized.  Depreciation is computed using the straight-line method over average estimated useful lives of the assets, which are 39 years for buildings, 17 years for franchise fees, ten years for major improvements and three to seven years for furniture and equipment.

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date.  Generally, the Company does not acquire hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature.  The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material.  Beginning January 1, 2009, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, the Chairman and Chief Executive Officer of the Company.   For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

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

Index

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

Disposition and Discontinued Operations

In August 2011, the Company entered into a contract for the potential sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) and the assignment of its lease with Chesapeake Energy Corporation, at which time the 110 parcels were classified in the consolidated balance sheet as real estate held for sale and were recorded at their carrying amount, including real estate net book value and straight-line rent receivable.  The operating results for the 110 parcels, which was a separate reportable segment, have been classified in the consolidated statements of operations in the line item income from discontinued operations.  In April 2012, the Company completed the sale of its 110 parcels and the assignment of the lease with Chesapeake and received a portion of the total sales price in cash proceeds and issued a note receivable to the purchaser for the remaining balance.  The note is secured by a junior lien on the 110 parcels. The sale resulted in a gain, which was calculated as the total sales price, less the carrying amount of the properties, the brokerage commission to ASRG, closing costs and related franchise taxes.  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the cash payment at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheet, net of the total deferred gain.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year.  Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year.  There were no potential common shares with a dilutive effect for the years ended December 31, 2012, 2011 and 2010.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code.  Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation, straight-line rent

Index

and acquisition related costs.  Total distributions in 2012 of $1.60 per share for tax purposes were 28% ordinary income, 16% long-term capital gain and 56% return of capital.  The characterization of 2011 distributions of $0.88 per share for tax purposes was 52% ordinary income and 48% return of capital.  The characterization of 2010 distributions of $0.88 per share for tax purposes was 38% ordinary income and 62% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes.  The taxable REIT subsidiary had taxable income for the year ended December 31, 2012 and incurred a loss for the years ended December 31, 2011 and 2010.  Due to the availability of net operating losses from prior years the Company did not have any federal tax expense in 2012.  No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain due to the history of operating losses.  The total net operating loss carry forward for federal income tax purposes was approximately $22.3 million as of December 31, 2012.  The net operating losses expire beginning in 2028.  There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for acquisition related costs which are capitalized for tax purposes and the deferred gain and interest from discontinued operations which are recognized as income for tax purposes.

As of December 31, 2012 the tax years that remain subject to examination by major tax jurisdictions generally include 2009-2012.

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

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011

Land	$140,424	$137,339
Building and Improvements	1,349,246	1,325,915
Furniture, Fixtures and Equipment	114,501	105,335
Franchise Fees	4,592	4,589
Construction in Progress	1,058	723
	1,609,821	1,573,901
Less Accumulated Depreciation	(145,927)	(93,179)
Investment in Real Estate, net	$1,463,894	$1,480,722

Hotels Owned

As of December 31, 2012, the Company owned 89 hotels, located in 27 states, consisting of the following:

Index

	Total by	Number of
Brand	Brand	Rooms
Hampton Inn	21	2,529
Hilton Garden Inn	18	2,509
Courtyard	13	1,689
Homewood Suites	7	735
Fairfield Inn	5	613
TownePlace Suites	4	453
Residence Inn	8	874
SpringHill Suites	7	986
Marriott	1	206
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
	89	11,371

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of December 31, 2012.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500
Bristol	VA	Courtyard	LBA	11/7/2008	175	18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94	11,500

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	$11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	32,657
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	17,261
West Monroe	LA	Hilton Garden Inn	InterMountain	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	$22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000
Tampa	FL	Embassy Suites	White	11/2/2010	147	21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Tharaldson	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Tharaldson	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	InterMountain	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Tharaldson	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Tharaldson	2/16/2011	95	13,600
Alexandria (1)	VA	SpringHill Suites	Marriott	3/28/2011	155	24,863
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974
Nashville	TN	Home2 Suites	Vista	5/31/2012	119	16,660
Total					11,371	$1,546,839

(1)       The Company acquired land and began construction for this hotel during 2009.  Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011.  The gross purchase price includes the acquisition of land and construction costs.

Of the Company’s 89 hotels owned at December 31, 2012, 21 were purchased during 2008, 12 were acquired during 2009, 43 were acquired in 2010, 11 were acquired in 2011 and one was acquired in 2012.  Also, as noted in the table above, during March 2011, the Company completed the construction of a SpringHill Suites hotel in Alexandria, Virginia which opened for business on March 28, 2011.  For the one hotel acquired during 2012, the amount of revenue and operating income (excluding acquisition related costs totaling $0.4 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2012 was approximately $2.7 million and $1.0 million, respectively.  For the 11 hotels acquired during 2011, the amount of revenue and operating income (excluding acquisition related costs totaling $4.6 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2011 was approximately $30.5 million and $6.7 million, respectively.  For the 43 hotels acquired during 2010, the amount of revenue and operating income (excluding acquisition related costs totaling $19.1 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2010 was approximately $57.4 million and $10.1 million, respectively.

The purchase price for the properties acquired through December 31, 2012, net of debt assumed,

Index

was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010.  The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties.  The Company also used the proceeds of its best-efforts offering to pay approximately $40 million in acquisition related costs, including $30.5 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, approximately $0.5 million in pre-opening costs related to the opening of the Alexandria SpringHill Suites hotel and approximately $9.0 million in other acquisition related costs, including title, legal and other related costs.  These costs totaled $0.5 million, $5.3 million and $19.4 million for the years ended December 31, 2012, 2011 and 2010, and are included in acquisition related costs in the Company’s consolidated statements of operations.

No goodwill was recorded in connection with any of the acquisitions.

Development Project

On October 14, 2009, the Company entered into a ground lease for approximately one acre of land located in downtown Richmond, Virginia.  In February 2012, the Company terminated the lease and entered into a contract to purchase the land for $3.0 million, which was completed in July 2012.  In conjunction with the acquisition, the Company paid as a brokerage commission to ASRG approximately $0.06 million, representing 2% of the gross purchase price, which was capitalized as part of the acquisition cost of the land.  The Company acquired the land for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin in early 2013 and be completed within two years.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively and are planned to be managed by White.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $1.1 million in development costs as of December 31, 2012.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to acquire the land equal to the amount of the Company’s total cost.

Note 3

Disposition and Discontinued Operations

In April 2009, the Company acquired from a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) approximately 417 acres of land and land improvements located on 113 sites in the Ft. Worth, Texas area and simultaneously entered into a ground lease with Chesapeake.  The land is used by Chesapeake for the production of natural gas.  The lease has an initial term of 40 years from its commencement date of April 2009, and remaining annual rent ranging from $15.0 million to $26.7 million.  Under the lease, the tenant is responsible for all operating costs associated with the real estate.  Chesapeake Energy Corporation is a publicly held company that is traded on the New York Stock Exchange.

In February 2010, the Company agreed to sell back to Chesapeake two of the sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the two sites was equal to the Company’s original purchase price, approximately $2.6 million.  The Company earned and received rental income for the period held totaling approximately $240,000.

In July 2011, the Company agreed to sell back to Chesapeake one of the sites originally purchased from Chesapeake and release Chesapeake from their associated lease obligation. The sales price for the site was $1.4 million, which approximates the net book value of the site. The Company earned and received rental income for the period held totaling approximately $310,000.

In August 2011, the Company entered into a contract for the potential sale of its remaining 110 parcels (which were acquired for a total purchase price of $147.3 million) and the assignment of the lease with Chesapeake for a total sale price of $198.4 million.  On April 27, 2012, the Company completed the sale of its 110 parcels and the assignment of the lease with Chesapeake and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximates fair market value, is secured by a junior lien on the 110 parcels.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission

Index

to ASRG totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.4 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.2 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60 million note receivable, offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  Prior to the sale, the 110 parcels were classified in the consolidated balance sheets as real estate held for sale and were recorded at their carrying amount, totaling approximately $158.6 million as of December 31, 2011, which included real estate net book value totaling $141.8 million and straight-line rent receivable totaling $16.8 million.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Rental revenue	$6,826	$21,357	$21,325
Operating expenses	34	123	107
Depreciation expense	0	1,400	2,358
Income from discontinued operations	$6,792	$19,834	$18,860

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $2.0 million, $6.2 million and $6.1 million of adjustments to record rent on the straight-line basis for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 4

Credit Facility and Notes Payable

Revolving Credit Facility

In November 2012, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with a commercial bank, which provides for an initial $50 million revolving credit facility that may be increased to $100 million, subject to certain conditions.  The credit facility will be utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  Under the terms of the Credit Agreement, the Company may make voluntary prepayments in whole or in part, at any time.  The Credit Agreement matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the Credit Agreement.   The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The Credit Agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the Credit Agreement).  The obligations of the Lenders to make any advances under the Credit Agreement are

Index

subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability.  The credit facility contains customary affirmative covenants and negative covenants and events of default.  In addition, the credit facility contains the following quarterly financial covenants (capitalized terms are defined in the Credit Agreement):

•	A maximum Consolidated Total Indebtedness limit of 45% of the aggregate Real Estate Values for all Eligible Real Estate that is or qualifies as an Unencumbered Borrowing Base Property;

•	A maximum Consolidated Total Indebtedness limit of 50% of the Consolidated Total Asset Value;

•	A minimum Adjusted Consolidated EBITDA to Consolidated Fixed Charges covenant of 1.75 to 1.00 for the total of the four trailing quarterly periods;

•	A minimum Consolidated Tangible Net Worth of $1 billion;

•	A maximum Consolidated Secured Debt limit of 40% of Consolidated Total Asset Value;

•	A minimum Adjusted NOI for all Eligible Real Estate that is or qualifies as an Unencumbered Borrowing Base Property to Implied Debt Service covenant of 2.25 to 1.00;

•	A maximum Consolidated Secured Recourse Indebtedness of $10 million; and

•
Restricted Payments (including Distributions and Unit Redemptions), net of proceeds from the Company’s Dividend Reinvestment Plan, cannot exceed $38 million during any calendar quarter and quarterly Distributions cannot exceed $0.21 per share for the period from October 1, 2012 through and including June 30, 2013, and thereafter must not exceed $152 million in any cumulative 12 month period and Distributions cannot exceed $0.83025 per share for any calendar year, unless such Restricted Payments are less than the Company’s Funds From Operations for any cumulative four calendar quarters.

The Company was in compliance with each of these covenants at December 31, 2012.

Non-revolving Line of Credit

In May 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank, which provided for a $30 million non-revolving line of credit with a maturity date of November 15, 2012.  During the third quarter of 2012, the line of credit was extinguished and the outstanding principal balance totaling $30 million, plus accrued interest was paid in full.  Interest was payable quarterly and based on an annual rate of Daily LIBOR (the London Interbank Offered Rate) plus 2.75%.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight. Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  Proceeds of the loan were used by the Company for general working capital purposes, including the purchase of a hotel in May 2012, capital expenditures, distributions and redemptions.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

Notes Payable

In conjunction with the acquisition of 14 hotel properties, the Company assumed approximately $126.2 million in debt.  With the exception of the Lewisville, Texas Hilton Garden Inn, the notes are secured by the applicable hotel.  In addition, during 2012, the Company entered into three mortgage loan agreements with a commercial bank, secured by three hotel properties for a total of $47.7 million.  The following table summarizes the hotel property securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance as of December 31, 2012 and 2011 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Acquisition or Loan Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2012	Outstanding balance as of December 31, 2011
Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$2,000	$3,750
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	13,139	13,355
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	10,004	10,207
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,239	9,380
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,813	3,917
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	6,907	7,098
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	6,901	7,092
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	7,958	8,126
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,293	13,568
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,235	6,360
Philadelphia (Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,530	7,711
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,763	5,911
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,822	4,893
Dallas, TX	Hilton	6.63%	5/17/2011	6/6/2015		20,988	20,136	20,686
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	11,751	0
Collegeville, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	12,587	0
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	23,154	0
Total						$173,901	$165,232	$122,054

 (1)      These rates are the rates per the loan agreement.  At acquisition, the Company adjusted the interest rates on the loans assumed to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2) Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

2013	$3,714
2014	3,935
2015	57,298
2016	39,780
2017	18,382
Thereafter	42,123
165,232
Fair Value Adjustment of Assumed Debt	1,551
Total	$166,783

A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions.  These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method.  The effective interest rates on the applicable debt obligations assumed ranged from 3.9% to 6.5% at the date of assumption.  The total adjustment to interest expense was a decrease of $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.   The unamortized balance of the fair value adjustment was $1.6 million and $2.1 million at December 31, 2012 and 2011, respectively.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels totaling $1.7 million, the origination of three mortgage loans during 2012 totaling $0.3 million

Index

and the origination of its current corporate unsecured revolving credit facility totaling $0.3 million.  Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, as an addition to interest expense.  Amortization of such costs totaled $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s interest expense in 2012, 2011 and 2010 is net of interest capitalized in conjunction with hotel renovations and construction totaling $0.7 million, $0.5 million and $0.6 million, respectively.

Note 5

 Fair Value of Financial Instruments

  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $166.8 million and $173.3 million.  As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $124.1 million and $121.9 million.  As of December 31, 2012, the carrying value of the $60 million note receivable as discussed in note 3 approximates fair market value.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

 Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during 2012 (other than the loan guarantee discussed above and assignment and transfer agreements discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of December 31, 2012, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.5 million since inception.  Of this amount, the Company incurred approximately $0.4 million, $4.0 million and $15.6 million for years ended December 31, 2012, 2011 and 2010.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.9 million, $3.0 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010.  The increase in 2012 and 2011 is due to the Company reaching the next fee tier under the advisory agreement due to improved results of operations for the Company during those periods.  At December 31, 2011, $1.0 million of the 2011 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  This amount was paid during the first quarter of 2012.  No amounts were outstanding at December 31, 2012.

Index

In addition to the fees payable to ASRG and A9A, the Company reimbursed to A9A or ASRG or paid directly to AFM on behalf of A9A or ASRG approximately $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010.  The expenses reimbursed were approximately $0.2 million, $0.3 million and $1.1 million, respectively for costs reimbursed under the contract with ASRG and approximately $2.0 million, $1.8 million and $1.0 million respectively for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

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

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities.  To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the merger, the Company entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the merger.  Also, as part of the purchase, the Company agreed to indemnify Apple REIT Six, Inc. for any liabilities related to the Headquarters or office lease.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in

Index

Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.9 million and $2.1 million as of December 31, 2012 and 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.8 million respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations.  Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the legal matters discussed herein for all of the Apple REIT Companies was approximately $7.3 million in 2012, of which approximately $1.7 million was allocated to the Company.

Due to the significant discount offered by the original lender, in October 2010, the Company purchased a mortgage note with an outstanding balance of approximately $11.3 million for a total purchase price of approximately $10.8 million from an unrelated third party.  In accordance with the terms of the note, in December 2011, the borrower repaid the remaining outstanding balance totaling $11.0 million.  The interest rate on this mortgage was a variable rate based on the 3-month LIBOR, and averaged 5% during the period held.  The note required monthly payments of principal and interest.  The borrower on the note was Apple Eight SPE Columbia, Inc., an indirect wholly owned subsidiary of Apple REIT Eight, Inc. and the note was secured by a Hilton Garden Inn hotel located in Columbia, South Carolina.  Total interest income, including the accretion of the note discount, recorded by the Company for the years ended December 31, 2012, 2011 and 2010 was approximately $0, $0.9 million and $0.2 million.

Note 7

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

Special Distribution

On April 27, 2012, the Company completed the sale of its 110 parcels for a total sale price of $198.4 million and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser.  In conjunction with the sale, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).  In accordance with the Company’s Articles of Incorporation, the liquidation preference of each share of Series A preferred stock was reduced by the amount of the Special Distribution, or from $11.00 to $10.25 per share.

Monthly Distributions

In conjunction with the Special Distribution, in May 2012 the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share.  The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share.  The distribution will continue to be paid monthly.  For the years ended December 31, 2012, 2011 and 2010, the Company made distributions (excluding the Special Distribution discussed above) of $0.85, $0.88 and $0.88 per common share for a total of

Index

approximately $155.0 million, $160.4 million and $118.1 million, respectively.  Total distributions (including the Special Distribution) for the years ended December 31, 2012, 2011 and 2010 totaled approximately $291.1 million, $160.4 million and $118.1 million.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights.  In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate.  The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets.  In accordance with the Company’s Articles of Incorporation, the priority distribution (“Priority Distribution”) of each share of Series A preferred stock was reduced by the amount of the Special Distribution, or from $11.00 to $10.25 per share.  The Priority Distribution will be paid before any distribution will be made to the holders of any other shares.  Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

Expense related to the issuance of 480,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B

Index

convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares.  If a conversion event had occurred as of December 31, 2012, expense would have ranged from $0 to in excess of $127.6 million (assumes $11 per common share fair market value) which represents approximately 11.6 million shares of common stock.

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

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since inception of the program through December 31, 2012, the Company has redeemed approximately 9.8 million Units representing $101.2 million, including 5.0 million Units in the amount of $52.0 million, 3.8 million Units in the amount of $39.2 million and 0.7 million in the amount of $7.5 million redeemed during 2012, 2011 and 2010, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and 2012:

Index

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	318,891	318,891	0
April 2011	378,367	378,367	0
July 2011	3,785,039	1,549,058	2,235,981
October 2011	8,410,322	1,511,997	6,898,325
January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the years ended December 31, 2012 and 2011, approximately 4.8 million Units, representing $50.0 million in proceeds to the Company, and 5.4 million Units, representing $59.1 million in proceeds to the Company, were issued under the plan.  No Units were issued under the plan as of December 31, 2010.  Since inception of the plan through December 31, 2012, approximately 10.1 million Units, representing $109.1 million in proceeds to the Company, were issued under the plan.

Note 8

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

The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant.  The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant.  During 2012, 2011 and 2010, the Company granted options to purchase 145,528, 146,212 and 102,472 Units under the Directors’ Plan and recorded compensation expense totaling $140,000 in 2012, $182,000 in 2011 and $132,000 in 2010.  Options issued during 2012 have an exercise price of $10.25 per Unit.  All of the options issued prior to 2012 have an exercise price of $11 per Unit.  Activity in the Company Directors’ Plan during 2012, 2011 and 2010 is summarized in the following table:

Index

	2012	2011	2010
Outstanding, beginning of year:	330,292	184,080	81,608
Granted	145,528	146,212	102,472
Exercised	0	0	0
Expired or canceled	0	0	0
Outstanding, end of year:	475,820	330,292	184,080
Exercisable, end of year:	475,820	330,292	184,080
The weighted-average exercise price of outstanding options:	$10.77	$11.00	$11.00

Note 9

Management and Franchise Agreements

Each of the Company’s 89 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies: Dimension Development Two, LLC (“Dimension”) (10), Gateway Hospitality Group, Inc. (“Gateway”) (5), Hilton Management LLC (“Hilton”) (1), Intermountain Management, LLC (“Intermountain”) (2), LBAM-Investor Group, L.L.C. (“LBA”) (14), Fairfield FMC, LLC and SpringHill SMC, LLC, subsidiaries of Marriott International (“Marriott”) (4), MHH Management, LLC (“McKibbon”) (2), Raymond Management Company, Inc. (“Raymond”) (8), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (1), Tharaldson Hospitality Management, LLC (“Tharaldson”) (4), Vista Host, Inc. (“Vista”) (9),  Texas Western Management Partners, L.P. (“Western”) (10) or White Lodging Services Corporation (“White”) (19).  The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $12.3 million, $10.6 million and $5.1 million in management fees.

Dimension, Gateway, Intermountain, LBA, McKibbon, Raymond, Stonebridge, Tharaldson, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The Hilton franchise agreements generally provide for an initial term of 10 to 21 years.  Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years.  Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $14.5 million, $12.8 million and $6.2 million in franchise fees.

Note 10

Lease Commitments

In connection with the acquisition of three hotels, the Company assumed three land leases. One of the leases has a remaining initial lease term of 11 years, with four 15 year renewal options and is subject to an annual base rental payment and monthly payments based on a percentage of room and food and beverage sales.  The other two leases have remaining initial lease terms of 47 years, with no renewal options and are subject to monthly base rental payments with defined escalations over the life of the leases.  Under these two leases the Company has the option to purchase the properties during the initial lease term at three specific dates as defined by the lease based on a multiple of the annual net base rent in effect under the lease at the time the option is exercised.  The aggregate amounts of the estimated minimum lease payments pertaining to all land leases, for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

Index

Total
2013	$244
2014	249
2015	254
2016	254
2017	254
Thereafter	12,644
Total	$13,899

Note 11

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2012 and 2011 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2010, had occurred on the latter of January 1, 2011 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Years Ended December 31,
	2012	2011
Total revenues	$365,586	$326,436

Income from continuing operations	$68,684	$51,214
Income from discontinued operations	6,792	19,834
Net income	$75,476	$71,048

Basic and diluted net income per common share
From continuing operations	$0.37	$0.28
From discontinued operations	0.04	0.11
Total basic and diluted net income per common share	$0.41	$0.39

The pro forma information reflects adjustments for actual revenues and expenses of the 12 hotels acquired during the two years ended December 31, 2012 for the respective period owned prior to acquisition by the Company.  Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; (3) depreciation has been adjusted based on the Company’s basis in the hotels; and (4) transaction costs have been adjusted for the acquisition of existing businesses.

Note 12

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

Index

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

The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company's filings with the SEC beginning in 2008, as well as the Company's review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

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

Index

Note 14

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011.

2012 (in thousands except per share data)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
Revenues	$88,091	$97,110	$93,653	$86,732
Income from continuing operations	$16,592	$21,033	$17,927	$13,132
Income from discontinued operations	$5,267	$1,525	$0	$0
Net income	$21,859	$22,558	$17,927	$13,132
Basic and diluted net income per common share	$0.12	$0.12	$0.10	$0.07
Distributions declared and paid per common share	$0.22	$0.9658	$0.2075	$0.2076

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$72,038	$84,392	$85,668	$78,402
Income from continuing operations	$10,233	$15,680	$15,634	$8,607
Income from discontinued operations	$4,716	$4,716	$5,128	$5,274
Net income	$14,949	$20,396	$20,762	$13,881
Basic and diluted net income per common share	$0.08	$0.11	$0.11	$0.08
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

(1) Second quarter 2012 distributions includes a Special Distribution paid in May 2012 totaling $0.75 per common share.

Note 15

Subsequent Events

In January 2013, the Company declared and paid approximately $12.6 million or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $3.8 million or 371,000 Units were issued under the Company’s Dividend Reinvestment Plan.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.0 million Units in the amount of $10.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 8% of the total 12.1 million requested Units to be redeemed, with approximately 11.1 million requested Units not redeemed.

In February 2013, the Company declared and paid approximately $12.6 million or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $3.7 million or 364,000 Units were issued under the Company’s Dividend Reinvestment Plan.

Index

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.         Other Information

None.

Index

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 10, the 2013 Proxy Statement is incorporated herein by this reference.

Item 11.          Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2013 Proxy Statement is incorporated herein by this reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2013 Proxy Statement is incorporated herein by this reference.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2013 Proxy Statement is incorporated herein by this reference.

Item 14.          Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2013 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2013 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.          Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Nine, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
					Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land	FF&E /Other	FF&E	Cost (1)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$23,154	$2,955	$39,053	$108	$42,116	$(3,529)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	0	1,037	10,581	14	11,632	(1,480)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	0	582	8,270	18	8,870	(1,200)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	7,958	961	8,483	86	9,530	(780)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	0	1,375	9,514	247	11,136	(1,052)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	0	1,061	16,008	57	17,126	(1,204)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	0	778	11,272	42	12,092	(834)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	0	1,413	14,669	51	16,133	(1,033)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	0	1,111	12,953	88	14,152	(969)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	0	1,005	17,925	84	19,014	(2,863)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	TownePlace Suites	0	992	14,563	41	15,596	(637)	2011	Oct-11	3 - 39 yrs.	124
Clovis	CA	Hampton Inn & Suites	0	1,287	9,888	27	11,202	(1,233)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	0	1,500	10,970	24	12,494	(1,154)	2010	Feb-10	3 - 39 yrs.	83
San Bernardino	CA	Residence Inn	0	0	13,662	160	13,822	(781)	2006	Feb-11	3 - 39 yrs.	95
Santa Ana	CA	Courtyard	0	3,082	21,051	0	24,133	(1,206)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	0	4,568	18,721	77	23,366	(2,869)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	0	1,864	7,753	515	10,132	(1,086)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	0	1,812	15,761	1,348	18,921	(2,742)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	0	2,539	14,493	1,199	18,231	(2,241)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	0	894	7,423	1,275	9,592	(1,473)	2000	Oct-08	3 - 39 yrs.	81
Ft. Lauderdale	FL	Hampton Inn	0	2,235	17,590	1,206	21,031	(2,513)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	0	1,972	9,987	1,889	13,848	(1,449)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	0	3,140	22,580	262	25,982	(2,763)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	0	3,141	25,779	76	28,996	(3,191)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	TownePlace Suites	0	908	9,549	3	10,460	(1,046)	2010	Jan-10	3 - 39 yrs.	103
Panama City Beach	FL	Hampton Inn & Suites	0	1,605	9,995	21	11,621	(1,394)	2009	Mar-09	3 - 39 yrs.	95
Tampa	FL	Embassy Suites	0	1,824	20,034	315	22,173	(1,387)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	0	899	7,263	10	8,172	(822)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	0	1,335	21,114	139	22,588	(1,932)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	0	2,246	28,328	35	30,609	(1,898)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	0	1,722	21,843	9	23,574	(1,458)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	0	1,450	19,122	24	20,596	(1,376)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	0	1,171	20,894	19	22,084	(1,416)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	0	1,310	11,542	36	12,888	(799)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	0	898	12,862	52	13,812	(885)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	0	1,099	8,708	6	9,813	(784)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	0	1,280	13,870	50	15,200	(1,691)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	0	0	17,898	1,875	19,773	(1,621)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	0	709	9,400	6	10,115	(554)	2011	Jun-11	3 - 39 yrs.	103
West Monroe	LA	Hilton Garden Inn	0	832	14,872	1,405	17,109	(1,406)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	0	702	5,799	1,792	8,293	(637)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	0	1,361	16,094	5	17,460	(1,377)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	0	1,213	15,052	56	16,321	(1,126)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	0	916	13,225	39	14,180	(1,681)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,235	727	9,363	91	10,181	(871)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn	13,293	1,758	20,954	1,165	23,877	(1,750)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	0	758	15,287	108	16,153	(1,299)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Residence Inn	0	906	9,151	25	10,082	(1,429)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	0	1,059	4,937	4,012	10,008	(2,304)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	0	1,232	18,343	1,942	21,517	(2,746)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	0	746	10,563	0	11,309	(808)	2011	Feb-11	3 - 39 yrs.	118
Holly Springs	NC	Hampton Inn & Suites	0	1,620	13,260	11	14,891	(1,077)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	0	632	8,608	37	9,277	(864)	2008	Feb-10	3 - 39 yrs.	86
Mt. Laurel	NJ	Homewood Suites	0	1,589	13,476	300	15,365	(828)	2006	Jan-11	3 - 39 yrs.	118
West Orange	NJ	Courtyard	0	2,054	19,513	1,501	23,068	(1,305)	2005	Jan-11	3 - 39 yrs.	131
Twinsburg	OH	Hilton Garden Inn	0	1,419	16,614	1,709	19,742	(2,703)	1999	Oct-08	3 - 39 yrs.	142

Index

SCHEDULE III
Real Estate and Accumulated Depreciation – (Continued)
As of December 31, 2012
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
					Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land	FF&E /Other	FF&E	Cost (1)	Deprec.	Construction	Acquired	Life	Rooms
Oklahoma City	OK	Hampton Inn & Suites	$0	$1,430	$31,327	$29	$32,786	$(2,719)	2009	May-10	3 - 39 yrs.	200
Collegeville	PA	Courtyard	12,587	2,115	17,953	1,687	21,755	(1,398)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,530	996	20,374	77	21,447	(1,316)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	0	2,503	18,537	1,203	22,243	(2,605)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	0	986	14,656	51	15,693	(2,058)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	0	692	12,281	87	13,060	(1,665)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	0	1,105	8,632	17	9,754	(1,109)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	0	2,754	39,997	30	42,781	(2,978)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	0	1,153	15,206	0	16,359	(371)	2012	May-12	3 - 39 yrs.	119
Allen	TX	Hampton Inn & Suites	0	1,442	11,456	318	13,216	(1,948)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	10,004	2,130	16,731	2,900	21,761	(3,494)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	0	1,217	8,738	378	10,333	(647)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	0	1,579	18,487	24	20,090	(1,330)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	0	1,306	16,504	11	17,821	(1,197)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	6,901	1,459	17,184	1,684	20,327	(2,505)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	0	1,614	14,451	36	16,101	(1,029)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	6,907	1,898	16,462	2,096	20,456	(2,542)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	0	1,177	16,180	34	17,391	(2,530)	2008	Oct-08	3 - 39 yrs.	133
Dallas	TX	Hilton	20,136	2,221	40,350	6,254	48,825	(2,533)	2001	May-11	3 - 39 yrs.	224
Duncanville	TX	Hilton Garden Inn	13,139	2,378	15,935	586	18,899	(2,975)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	0	1,244	18,300	3	19,547	(730)	2011	Dec-11	3 - 39 yrs.	145
Frisco	TX	Hilton Garden Inn	0	2,507	12,981	13	15,501	(1,926)	2008	Dec-08	3 - 39 yrs.	102
Ft. Worth	TX	TownePlace Suites	0	2,104	16,311	10	18,425	(1,379)	2010	Jul-10	3 - 39 yrs.	140
Grapevine	TX	Hilton Garden Inn	11,751	1,522	15,543	38	17,103	(1,265)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	0	4,143	46,623	14	50,780	(4,796)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	5,763	705	9,610	229	10,544	(668)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	0	3,361	23,919	134	27,414	(3,914)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,813	865	10,999	1,337	13,201	(1,662)	2001	Mar-09	3 - 39 yrs.	94
Texarkana	TX	Hampton Inn & Suites	4,822	636	8,723	936	10,295	(614)	2004	Jan-11	3 - 39 yrs.	81
Salt Lake City	UT	SpringHill Suites	0	1,092	16,465	30	17,587	(1,183)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	SpringHill Suites	0	5,968	0	18,918	24,886	(1,393)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	9,239	1,723	19,162	1,584	22,469	(3,035)	2004	Nov-08	3 - 39 yrs.	175
Manassas	VA	Residence Inn	0	0	14,962	164	15,126	(857)	2006	Feb-11	3 - 39 yrs.	107
			163,232	137,309	1,401,521	66,604	1,605,434	(145,927)				11,371

Other real estate investments:

Richmond	VA	Hotel under construction	0	3,115	0	1,058	4,173	0		Jul-12		0
Other			0	0	0	214	214	0				0
			$163,232	$140,424	$1,401,521	$67,876	$1,609,821	$(145,927)				11,371

(1) The aggregate cost for federal income tax purposes is approximately $1.6 billion at December 31, 2012 (unaudited).

Index

SCHEDULE III
Real Estate and Accumulated Depreciation – (Continued)
As of December 31, 2012
(dollars in thousands)

	2012	2011	2010
Real estate owned:
Balance as of January 1	$1,573,901	$1,510,884	$705,722
Acquisitions	19,461	197,695	784,102
Disposals	0	(1,339)	(2,658)
Discontinued Operations	0	(147,346)	0
Improvements and Development Costs	16,459	14,007	23,718
Balance at December 31	$1,609,821	$1,573,901	$1,510,884

	2012	2011	2010
Accumulated depreciation:
Balance as of January 1	$(93,179)	$(48,962)	$(18,213)
Depreciation expense	(52,748)	(49,815)	(30,749)
Disposals	0	50	0
Discontinued Operations	0	5,548	0
Balance at December 31	$(145,927)	$(93,179)	$(48,962)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/s/ Glade M. Knight	Date: March 7, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 7, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 7, 2013
Glade M. Knight, Director

By:	/s/ Bruce H. Matson	Date: March 7, 2013
Bruce H. Matson, Director

By:	/s/ Michael S. Waters	Date: March 7, 2013
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 7, 2013
Robert M. Wily, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

Index

Exhibit Number	Description of Documents

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

Index

Exhibit Number	Description of Documents

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

Index

Exhibit Number	Description of Documents

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

Index

Exhibit Number	Description of Documents

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

Index

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

Index

Exhibit Number	Description of Documents

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

Index

Exhibit Number	Description of Documents

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

21.1	Subsidiaries of the Registrant (FILED HEREWITH)

Index

Exhibit Number	Description of Documents

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FILED HEREWITH)

101
The following materials from Apple REIT Nine, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

________________
*  Denotes Compensation Plan.

Index