Form 10-Q
period 2013-03-31
Apple REIT Nine, Inc.
filed 2013-05-06
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of registrant’s common shares outstanding as of May 1, 2013: 182,089,076

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

APPLE REIT NINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Investment in real estate, net of accumulated depreciation of $159,427 and $145,927, respectively	$1,453,102	$1,463,894
Cash and cash equivalents	0	9,027
Restricted cash-furniture, fixtures and other escrows	8,973	9,922
Note receivable, net	20,825	22,375
Due from third party managers, net	17,733	10,751
Other assets, net	9,874	10,048
Total Assets	$1,510,507	$1,526,017

Liabilities
Credit facility	$6,700	$0
Notes payable	165,715	166,783
Accounts payable and accrued expenses	11,718	13,101
Total Liabilities	184,133	179,884

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,723,665 and 182,619,400 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,723,665 and 182,619,400 shares, respectively	1,806,514	1,805,335
Distributions greater than net income	(480,188)	(459,250)
Total Shareholders' Equity	1,326,374	1,346,133

Total Liabilities and Shareholders' Equity	$1,510,507	$1,526,017

See notes to consolidated financial statements.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Room revenue	$84,273	$79,553
Other revenue	8,130	8,538
Total revenue	92,403	88,091

Expenses:
Operating expense	23,697	22,412
Hotel administrative expense	6,849	6,625
Sales and marketing	7,951	7,371
Utilities	3,405	3,287
Repair and maintenance	3,558	3,225
Franchise fees	3,762	3,479
Management fees	3,202	3,073
Property taxes, insurance and other	5,132	4,975
General and administrative	1,860	2,604
Acquisition related costs	0	31
Depreciation expense	13,500	12,843
Total expenses	72,916	69,925

Operating income	19,487	18,166

Interest expense, net	(2,185)	(1,376)

Income before income taxes	17,302	16,790

Income tax expense	(396)	(198)

Income from continuing operations	16,906	16,592

Income from discontinued operations	0	5,267

Net income	$16,906	$21,859

Basic and diluted net income per common share
From continuing operations	$0.09	$0.09
From discontinued operations	0.00	0.03
Total basic and diluted net income per common share	$0.09	$0.12

Weighted average common shares outstanding - basic and diluted	182,395	182,361

See notes to consolidated financial statements.

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$16,906	$21,859
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,500	12,843
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	50	32
Straight-line rental income	0	(1,532)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(6,982)	(9,133)
Decrease (increase) in other assets, net	625	(376)
Decrease in accounts payable and accrued expenses	(803)	(3,091)
Net cash provided by operating activities	23,296	20,602

Cash flows from investing activities:
Capital improvements and development costs	(3,310)	(4,684)
Decrease (increase) in capital improvement reserves	312	(486)
Payments received on note receivable	1,575	0
Net cash used in investing activities	(1,423)	(5,170)

Cash flows from financing activities:
Net proceeds related to issuance of Units	11,184	13,429
Redemptions of Units	(10,002)	(16,001)
Monthly distributions paid to common shareholders	(37,844)	(40,104)
Net proceeds from credit facility	6,700	0
Payments of notes payable	(938)	(635)
Deferred financing costs	0	(10)
Net cash used in financing activities	(30,900)	(43,321)

Decrease in cash and cash equivalents	(9,027)	(27,889)

Cash and cash equivalents, beginning of period	9,027	30,733

Cash and cash equivalents, end of period	$0	$2,844

See notes to consolidated financial statements.

APPLE REIT NINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has an interest in a variable interest entity through its note receivable, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of the entity and does not share in any of the benefits, and therefore does not consolidate the entity.  As of March 31, 2013, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform with the 2013 presentation with no effect on previously reported net income or shareholders’ equity.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance, and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three months ended March 31, 2013 or 2012.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

2.  Disposition and Discontinued Operations

On April 27, 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) and the assignment of the lease for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) under a long term lease for the production of natural gas.  At closing, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximated fair market value, is secured by a junior lien on the 110 parcels.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”) totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.3 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.3 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of March 31, 2013, the note receivable, net was $20.8 million, including $60 million note receivable offset by $33.3 million deferred gain and $5.8 million deferred interest earned.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60 million note receivable offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2012 (in thousands):

Three Months
Ended
March 31, 2012
Rental revenue	$5,294
Operating expenses	27
Depreciation expense	0
Income from discontinued operations	$5,267

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $1.5 million of adjustments to record rent on the straight-line basis for the three months ended March 31, 2012.

3.  Credit Facility

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that is utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  The credit facility may be increased to $100 million, subject to certain conditions.  Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of March 31, 2013, the credit facility had an outstanding principal balance of $6.7 million and an annual interest rate of approximately 2.45%.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The credit agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the credit agreement).  The obligations of the Lenders to make any advances under the credit facility are subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability, as defined in the credit agreement.  The credit facility contains customary affirmative covenants and negative covenants and events of defaults.  It also contains quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, and minimum debt service and fixed charge coverage ratios.  The Company was in compliance with each of these covenants at March 31, 2013.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt and note receivable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $172.4 million and $178.4 million.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $166.8 million and $173.3 million.  As of March 31, 2013 and December 31, 2012, the carrying value of the $60 million note receivable as discussed in note 2 approximates fair market value.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of March 31, 2013, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.5 million since inception.  No ASRG fees were incurred by the Company during the three months ended March 31, 2013 and 2012.  The Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.7 million and $0.75 million for the three months ended March 31, 2013 and 2012.

In addition to the fees payable to ASRG or A9A, the Company reimbursed to A9A or paid directly to AFM on behalf of A9A approximately $0.5 million for both the three months ended March 31, 2013 and 2012.  No costs were reimbursed to ASRG or AFM on behalf of ASRG during the three months ended March 31, 2013 and 2012.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

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

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”).  If the closing conditions to the Merger are satisfied, it is anticipated the Merger will close during the second quarter of 2013.  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the Merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.8 million and $1.9 million as of March 31, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the three months ended March 31, 2013 and 2012, the Company recorded a loss of approximately $52,000 and $39,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million for the three months ended March 31, 2013, of which approximately $0.2 million was allocated to the Company.

6.  Shareholders’ Equity

Special Distribution

As a result of the sale of its 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).

Monthly Distributions

For the three months ended March 31, 2013 and 2012, the Company made distributions of $0.2076 and $0.22 per common share for a total of $37.8 million and $40.1 million.  In conjunction with the Special Distribution, in May 2012 the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share.  The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share.  The distribution will continue to be paid monthly.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through March 31, 2013, the Company has redeemed approximately 10.8 million Units representing $111.2 million, including 1.0 million Units in the amount of $10.0 million and 1.5 million Units in the amount of $16.0 million redeemed during three months ended March 31, 2013 and 2012, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002
January 2013	12,135,251	990,324	11,144,927

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the three months ended March 31, 2013 and 2012, approximately 1.1 million Units, representing $11.2 million in proceeds to the Company, and 1.2 million Units, representing $13.4 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2013, approximately 11.2 million Units, representing $120.3 million in proceeds to the Company, were issued under the plan.

7.  Legal Proceedings and Related Matters

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company's filings with the SEC beginning in 2008, as well as the Company's review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

8.  Subsequent Events

In April 2013, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $3.6 million or 354,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.0 million Units in the amount of $10.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 8% of the total 13.0 million requested Units to be redeemed, with approximately 12.1 million requested Units not redeemed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”).  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”) was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008.  The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company’s first hotel was acquired on July 31, 2008.  As of March 31, 2013, the Company owned 89 hotels (one acquired during 2012, 11 acquired and one newly constructed hotel opened during 2011, 43 acquired during 2010, 12 acquired during 2009 and 21 acquired during 2008).  Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in both revenues and operating income as compared to the prior year.  Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.

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

The following is a summary of the results from continuing operations of the 89 hotels owned as of March 31, 2013 for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total revenue	$92,403	100%	$88,091	100%	5%
Hotel operating expenses	52,424	57%	49,472	56%	6%
Property taxes, insurance and other expense	5,132	6%	4,975	6%	3%
General and administrative expense	1,860	2%	2,604	3%	-29%

Acquisition related costs	-		31		-100%
Depreciation	13,500		12,843		5%
Interest expense, net	2,185		1,376		59%
Income tax expense	396		198		100%

Number of hotels	89		88		1%
Average Market Yield(1)	124		124		0%
ADR	$115		$112		3%
Occupancy	71%		70%		1%
RevPAR	$82		$78		5%
Total rooms sold(2)	733,018		708,789		3%
Total rooms available(3)	1,026,509		1,019,095		1%

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of March 31, 2013.  All dollar amounts are in thousands.

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
________

(1)  Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011.  The gross purchase price includes the acquisition of land during 2009 and construction costs.

Development Project

In July 2012, the Company acquired approximately one acre of land in downtown Richmond, Virginia totaling $3.0 million, for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin during the second quarter of 2013 and be completed within two years.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively and are planned to be managed by White.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $1.4 million in development costs as of March 31, 2013.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to re-acquire the land at a price equal to the amount of the Company’s total cost.

Results of Operations

As of March 31, 2013, the Company owned 89 hotels with 11,371 rooms (including one newly constructed hotel acquired on May 31, 2012, the same day the hotel opened for business) as compared to 88 hotels with a total of 11,252 rooms as of March 31, 2012.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income improved in the first quarter of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended March 31, 2013 and 2012, the Company had hotel revenue of $92.4 million and $88.1 million, respectively.  This revenue reflects hotel operations for the 89 hotels owned as of March 31, 2013 for their respective periods of ownership by the Company.  For the three months ended March 31, 2013 and 2012, the hotels achieved combined average occupancy of 71% and 70%, ADR of $115 and $112 and RevPAR of $82 and $78.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the first quarter of 2013, the Company experienced a modest increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 1% in the first quarter of 2013 as compared to the same period of 2012.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 3% for comparable hotels during the first quarter of 2013 as compared to the prior year.  Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.  The Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first three months of 2013 and 2012 was 124.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses relate to the 89 hotels owned as of March 31, 2013 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2013 and 2012, hotel operating expenses totaled $52.4 million or 57% of total revenue and $49.5 million or 56% of total revenue.   Overall hotel operational expenses for the first quarter of 2013 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  The slight increase in operating expenses as a percentage of revenue is due primarily to increases in labor benefit costs.  These labor benefit costs are likely to continue to grow at increased rates due to the associated new government regulations surrounding healthcare.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended March 31, 2013 and 2012 totaled $5.1 million or 6% of total revenue and $5.0 million or 6% of total revenue.  For comparable hotels, real estate taxes increased due to higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by a decrease in 2013 due to successful appeals of tax assessments at certain locations.  Also, for comparable hotels, 2013 insurance rates increased modestly.

General and administrative expense for the three months ended March 31, 2013 and 2012 was $1.9 million and $2.6 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the three months ended March 31, 2013 and 2012, the Company incurred approximately $0.2 million and $0.5 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC.  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies.  Total costs for these legal matters for all of the Apple REIT Companies were approximately $0.8 million during the three months ended March 31, 2013.  The Company anticipates it will continue to incur costs associated with these matters.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. (the “other Apple REITs”).  Total costs incurred during the three months ended March 31, 2012 were approximately $0.4 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the potential consolidation transaction at that time.

Acquisition related costs for the three months ended March 31, 2013 and 2012 were $0 and $31,000.  The Company has no planned hotel acquisitions for 2013, and completed only one hotel acquisition during 2012, resulting in a significant decline in these costs from prior years.

Depreciation expense for the three months ended March 31, 2013 and 2012 was $13.5 million and $12.8 million.  Depreciation expense primarily represents expense of the Company’s 89 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned and renovations completed throughout 2013 and 2012.

Interest expense for the three months ended March 31, 2013 and 2012 was $2.3 million and $1.5 million, respectively and is net of approximately $0.05 million and $0.2 million of interest capitalized associated with renovation projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter 2012 and borrowings on the Company’s $50 million revolving line of credit beginning in January 2013.  During the three months ended March 31, 2013 and 2012, the Company also recognized $0.1 million and $0.2 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and one mortgage note acquired during 2010.

Discontinued Operations

On April 27, 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) and the assignment of the lease for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) under a long term lease for the production of natural gas.  At closing, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximated fair market value, is secured by a junior lien on the 110 parcels.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease on the 110 parcels until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”) totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.3 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.3 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of March 31, 2013, the note receivable, net was $20.8 million, including $60 million note receivable offset by $33.3 million deferred gain and $5.8 million deferred interest earned.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60 million note receivable offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2012 (in thousands):

Three Months
Ended
March 31, 2012
Rental revenue	$5,294
Operating expenses	27
Depreciation expense	0
Income from discontinued operations	$5,267

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $1.5 million of adjustments to record rent on the straight-line basis for the three months ended March 31, 2012.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of March 31, 2013, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.5 million since inception.  No ASRG fees were incurred by the Company during the three months ended March 31, 2013 and 2012.  The Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

The Company is party to an advisory agreement with Apple Nine Advisors, Inc. (“A9A”), pursuant to which A9A provides management services to the Company.  A9A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.7 million and $0.75 million for the three months ended March 31, 2013 and 2012.

In addition to the fees payable to ASRG or A9A, the Company reimbursed to A9A or paid directly to AFM on behalf of A9A approximately $0.5 million for both the three months ended March 31, 2013 and 2012.  No costs were reimbursed to ASRG or AFM on behalf of ASRG during the three months ended March 31, 2013 and 2012.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A9A.

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

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”).  If the closing conditions to the Merger are satisfied, it is anticipated the Merger will close during the second quarter of 2013.  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the Merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.8 million and $1.9 million as of March 31, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the three months ended March 31, 2013 and 2012, the Company recorded a loss of approximately $52,000 and $39,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million for the three months ended March 31, 2013, of which approximately $0.2 million was allocated to the Company.

Liquidity and Capital Resources

Capital Resources

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that is utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  The credit facility may be increased to $100 million, subject to certain conditions.  Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of March 31, 2013, the credit facility had an outstanding principal balance of $6.7 million and an annual interest rate of approximately 2.45%.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The credit agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the credit agreement).  The obligations of the Lenders to make any advances under the credit facility are subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability.  The credit facility contains customary affirmative covenants and negative covenants and events of default.  In addition, the credit facility contains the following quarterly financial covenants (capitalized terms are defined in the credit agreement):

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

•
Restricted Payments (including Distributions and Unit Redemptions), net of proceeds from the Company’s Dividend Reinvestment Plan, cannot exceed $38 million during any calendar quarter and quarterly Distributions cannot exceed $0.21 per share through June 30, 2013, and thereafter must not exceed $152 million in any cumulative 12 month period and Distributions cannot exceed $0.83025 per share for any calendar year, unless such Restricted Payments are less than the Company’s Funds From Operations for any cumulative four calendar quarters.

The Company was in compliance with each of these covenants at March 31, 2013.

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties, interest received on the Company’s note receivables and its $50 million revolving credit facility.  The Company anticipates that cash flow from operations, interest received from notes receivables and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements (including its development project discussed herein), required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.

As a result of the sale of its 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).  As a result of the sale and Special Distribution, the Company’s Board of Directors changed the annualized distribution rate from $0.88 per Unit to $0.83 per Unit beginning with the June 2012 distribution, and in August 2012, the Board of Directors increased the annualized distribution rate from $0.83 per Unit to $0.83025 per Unit.  Additionally, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25), and the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first three months of 2013 totaled approximately $37.8 million and were paid at a monthly rate of $0.0691875 per common share.  For the same period the Company’s net cash generated from operations was approximately $23.3 million.  This shortfall includes a return of capital and was funded primarily by borrowings on the credit facility and cash on hand.

The Company’s objective in setting an annualized distribution rate is to project a rate that will provide consistency over the life of the Company taking into account acquisitions, dispositions, capital improvements, ramp up of new properties, completion of planned development projects and varying economic cycles.  To meet this objective, the Company may require the use of debt and offering proceeds, in addition to cash from operations.  Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, as well as the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. Since there can be no assurance of the Company’s ability to obtain additional financing or that properties owned by the Company will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  Since inception of the program through March 31, 2013, the Company has redeemed approximately 10.8 million Units representing $111.2 million, including 1.0 million Units in the amount of $10.0 million and 1.5 million Units in the amount of $16.0 million redeemed during three months ended March 31, 2013 and 2012, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002
January 2013	12,135,251	990,324	11,144,927

As noted above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Units Redemption Program approximately 2% of weighted average Units during 2013.

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the three months ended March 31, 2013 and 2012, approximately 1.1 million Units, representing $11.2 million in proceeds to the Company, and 1.2 million Units, representing $13.4 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through March 31, 2013, approximately 11.2 million Units, representing $120.3 million in proceeds to the Company, were issued under the plan.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2013, the Company held $7.2 million in reserves for capital expenditures.  During the first three months of 2013, the Company spent approximately $3.0 million on capital expenditures for existing hotels and anticipates spending an additional $20 to $22 million for the remainder of the year.  Additionally, the Company acquired land in Richmond, Virginia for the development of adjoining Courtyard and Residence Inn hotels, which is expected to begin during the second quarter of 2013 and be completed within two years.  The Company expects to spend a total of approximately $30 million to develop the hotels and has spent approximately $1.4 million in development costs as of March 31, 2013, of which approximately $0.3 million was incurred during the first three months of 2013.  If the Company does not begin vertical construction by July 2013, the seller of the property has an option to re-acquire the land at a price equal to the amount of the Company’s total cost.

On November 29, 2012, and as a result of the Merger, the Company entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement for approximately $4.5 million which is expected to close immediately prior to the closing of the Merger.  Also, as part of the purchase, the Company agreed to indemnify Apple REIT Six, Inc. for any liabilities related to the Headquarters or office lease.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above in Related Parties.  Since there can be no assurance at this time that the Merger will occur, there can be no assurance that the closing will occur under the transfer agreement.

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

Subsequent Events

In April 2013, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders, of which approximately $3.6 million or 354,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 1.0 million Units in the amount of $10.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 8% of the total 13.0 million requested Units to be redeemed, with approximately 12.1 million requested Units not redeemed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of March 31, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility.  Based on the balance of the Company’s credit facility at March 31, 2013 of $6.7 million, every 100 basis points change in interest rates could impact the Company’s annual net income by approximately $67,000, all other factors remaining the same.  The Company’s cash balance at March 31, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the payment of the special distribution of $0.75 per Unit, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the special distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  As noted below, since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through March 31, 2013, the Company has redeemed approximately 10.8 million Units representing $111.2 million.  During the three months ended March 31, 2013, the Company redeemed approximately 1.0 million Units in the amount of $10.0 million.  As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 41% and 18% of the amounts requested redeemed in the third and fourth quarters of 2011; 14%, 13%, 9% and 9% in the first, second, third and fourth quarters of 2012; and 8% in the first quarter of 2013, leaving approximately 11.1 million Units requested but not redeemed as of the last scheduled redemption date in the first quarter of 2013 (January 2013).  Prior to July 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the for the three months ended March 31, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows.  The following is a summary of the Unit redemptions during 2012 and the first quarter of 2013:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002
January 2013	12,135,251	990,324	11,144,927

The following is a summary of redemptions during the first quarter of 2013 (no redemptions occurred in February and March of 2013).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2013	990,324	$10.10	990,324		(1)

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

101	The following materials from Apple REIT Nine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)