Form 10-Q
period 2013-06-30
Apple REIT Nine, Inc.
filed 2013-08-08
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of registrant’s common shares outstanding as of August 1, 2013:182,784,131

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE REIT NINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $173,060 and $145,927, respectively	$1,451,132	$1,463,894
Cash and cash equivalents	0	9,027
Restricted cash-furniture, fixtures and other escrows	9,806	9,922
Note receivable, net	19,250	22,375
Due from third party managers, net	18,607	10,751
Other assets, net	10,369	10,048
Total Assets	$1,509,164	$1,526,017

Liabilities
Credit facility	$17,800	$0
Notes payable	164,682	166,783
Accounts payable and accrued expenses	13,763	13,101
Total Liabilities	196,245	179,884

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,784,131 and 182,619,400 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,784,131 and 182,619,400 shares, respectively	1,807,387	1,805,335
Distributions greater than net income	(494,516)	(459,250)
Total Shareholders' Equity	1,312,919	1,346,133

Total Liabilities and Shareholders' Equity	$1,509,164	$1,526,017

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Room revenue	$95,115	$88,047	$179,388	$167,600
Other revenue	9,457	9,063	17,587	17,601
Total revenue	104,572	97,110	196,975	185,201

Expenses:
Operating expense	25,821	24,239	49,518	46,651
Hotel administrative expense	7,220	6,956	14,069	13,581
Sales and marketing	8,648	8,211	16,599	15,582
Utilities	3,535	3,417	6,940	6,704
Repair and maintenance	3,771	3,293	7,329	6,518
Franchise fees	4,301	3,916	8,063	7,395
Management fees	3,560	3,173	6,762	6,246
Property taxes, insurance and other	5,657	4,979	10,789	9,954
General and administrative	2,239	2,327	4,099	4,931
Acquisition related costs	74	430	74	461
Depreciation expense	13,633	13,166	27,133	26,009
Total expenses	78,459	74,107	151,375	144,032

Operating income	26,113	23,003	45,600	41,169

Interest expense, net	(2,229)	(1,579)	(4,414)	(2,955)

Income before income taxes	23,884	21,424	41,186	38,214

Income tax expense	(349)	(391)	(745)	(589)

Income from continuing operations	23,535	21,033	40,441	37,625

Income from discontinued operations	0	1,525	0	6,792

Net income	$23,535	$22,558	$40,441	$44,417

Basic and diluted net income per common share
From continuing operations	$0.13	$0.11	$0.22	$0.20
From discontinued operations	0.00	0.01	0.00	0.04
Total basic and diluted net income per common share	$0.13	$0.12	$0.22	$0.24

Weighted average common shares outstanding - basic and diluted	182,496	182,110	182,446	182,236

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$40,441	$44,417
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,133	26,009
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	215	247
Straight-line rental income	0	(1,975)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(7,856)	(8,110)
Increase in other assets, net	(434)	(839)
Decrease (increase) in accounts payable and accrued expenses	662	(1,658)
Net cash provided by operating activities	60,161	58,091

Cash flows from investing activities:
Cash paid for acquisitions, net	(7,220)	(14,832)
Net proceeds (costs) from sale of assets	(353)	135,416
Capital improvements and development costs	(6,824)	(9,204)
Increase in capital improvement reserves	(129)	(941)
Payments received on note receivable	3,150	840
Net cash provided by (used in) investing activities	(11,376)	111,279

Cash flows from financing activities:
Net proceeds related to issuance of Units	21,929	26,210
Redemptions of Units	(19,992)	(31,990)
Special distribution paid to common shareholders	0	(136,113)
Monthly distributions paid to common shareholders	(75,707)	(79,386)
Net proceeds from credit facility	17,800	0
Proceeds from notes payable	0	30,000
Payments of notes payable	(1,842)	(1,262)
Deferred financing costs	0	(174)
Net cash used in financing activities	(57,812)	(192,715)

Decrease in cash and cash equivalents	(9,027)	(23,345)

Cash and cash equivalents, beginning of period	9,027	30,733

Cash and cash equivalents, end of period	$0	$7,388

Non-cash transactions:
Note receivable issued from sale of assets	$0	$60,000

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has an interest in a variable interest entity through its note receivable, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of the entity and does not share in any of the benefits, and therefore does not consolidate the entity.  As of June 30, 2013, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

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

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2013 or 2012.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Disposition and Discontinued Operations

On April 27, 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) and the assignment of the lease for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) under a long term lease for the production of natural gas.  At closing, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximated fair market value, is secured by a junior lien on the land and land improvements owned by the purchaser.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”) totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.3 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.3 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of June 30, 2013, the note receivable, net was $19.3 million, including $60.0 million note receivable offset by $33.3 million deferred gain and $7.4 million deferred interest earned.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60.0 million note receivable offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the three and six months ended June 30, 2012 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012
Rental revenue	$1,532	$6,826
Operating expenses	7	34
Depreciation expense	0	0
Income from discontinued operations	$1,525	$6,792

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $0.4 million and $2.0 million of adjustments to record rent on the straight-line basis for the three and six months ended June 30, 2012.

Index

3.  Credit Facility

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that is utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  The credit facility may be increased to $100 million, subject to certain conditions.  Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part at any time.  The credit facility matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of June 30, 2013, the credit facility had an outstanding principal balance of $17.8 million and an annual interest rate of approximately 2.44%.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The credit agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the credit agreement).  The obligations of the lender to make any advances under the credit facility are subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability, as defined in the credit agreement.  The credit facility contains customary affirmative covenants and negative covenants and events of defaults.  It also contains quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, and minimum debt service and fixed charge coverage ratios.  The Company was in compliance with each of these covenants at June 30, 2013.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt and note receivable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of an instrument with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of June 30, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $182.5 million and $182.7 million.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $166.8 million and $173.3 million.  As of June 30, 2013 and December 31, 2012, the carrying value of the $60 million note receivable as discussed in note 2 approximates fair market value.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

On May 14, 2013, Apple REIT Six, Inc. merged with and into an entity that is not affiliated with the Apple REIT Entities or its Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple REIT Six, Inc. ceased (the “Merger”).  Prior to the Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple REIT Six, Inc. and members of the Company’s Board of Directors were also on the Board of Directors of Apple REIT Six, Inc.

ASRG Agreement

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of June 30, 2013, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.6 million since inception.  Of this amount, the Company incurred approximately $0.1 million and $0.3 million during the six months ended June 30, 2013 and 2012, which is included in acquisition related costs in the Company’s consolidated statements of operations.  During the second quarter of 2013, the Company paid fees to ASRG for the purchase of two land parcels located at the Residence Inn hotels in Manassas, Virginia and San Bernardino, California, both which had previously been leased from a third party.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

A9A Agreement

The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company.  A9A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the Merger became a wholly-owned subsidiary of A9A.  This transaction between A9A and Apple REIT Six, Inc. was made with no cash consideration exchanged between the entities.  Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.4 million and $1.5 million for the six months ended June 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG or A9A, the Company reimbursed to ASRG or A9A, or paid directly to AFM on behalf of ASRG or A9A, approximately $1.0 million for both the six months ended June 30, 2013 and 2012.  The expenses reimbursed were approximately $0 and $0.1 million, respectively, for costs reimbursed under the contract with ASRG and approximately $1.0 million and $0.9 million, respectively, for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.

Index

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple REIT Six, Inc. (prior to the Merger), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten.  In connection with the Merger, effective May 14, 2013, the entire membership interest of Apple REIT Six, Inc. in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple REIT Six, Inc. for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple REIT Six, Inc. and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the Merger, on May 13, 2013, the Company acquired from Apple REIT Six, Inc. the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million, which approximated fair value at the time of acquisition based on third party market comparisons.  As part of the purchase, the Company agreed to release Apple REIT Six, Inc. from any liabilities related to the Headquarters or office lease.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.

Prior to the Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the Merger, beginning on May 14, 2013, Office Related Costs are now allocated from the Company to the other Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.  Each of these companies has agreed to reimburse the Company for its share of these costs.  From the period May 14, 2013 through June 30, 2013, the Company received reimbursement of its costs totaling approximately $85,000 from the participating entities.  The Company’s net allocated Office Related Costs were approximately $58,000 and is included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple REIT Six, Inc. and A6 Advisors after the Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) are reimbursed or collected and are not significant in amount.

Index

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $1.7 million for the six months ended June 30, 2013, of which approximately $0.4 million was allocated to the Company.  Total costs for the six months ended June 30, 2012 for all of the Apple REIT Entities was approximately $3.2 million, of which approximately $0.7 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air.  The other current members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.  In connection with the Merger, on May 13, 2013, Apple REIT Ten, Inc. acquired its membership interest in Apple Air from Apple REIT Six, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.8 million and $1.9 million as of June 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the six months ended June 30, 2013 and 2012, the Company recorded a loss of approximately $102,000 and $95,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

6.  Shareholders’ Equity

Special Distribution

As a result of the sale of its 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).

Monthly Distributions

For the three months ended June 30, 2013 and 2012, the Company made distributions (excluding the Special Distribution discussed above) of $0.2076 and $0.2158 per common share for a total of $37.9 million and $39.3 million.  For the six months ended June 30, 2013 and 2012, the Company made distributions (excluding the Special Distribution discussed above) of $0.4151 and $0.4358 per common share for a total of $75.7 million and $79.4 million.  In conjunction with the Special Distribution, in May 2012 the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share.  The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share.  The distribution will continue to be paid monthly.  Total distributions (including the Special Distribution) for the three months ended June 30, 2013 and 2012 totaled $37.9 million and $175.4 million, and $75.7 million and $215.5 million for the six months ended June 30, 2013 and 2012.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  As noted below, since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent.  Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it evaluates a potential consolidation transaction in which the Company, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would be combined (the “Consolidation Transaction”).

Index

Since inception of the program through June 30, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million, including 2.0 million Units in the amount of $20.0 million and 3.0 million Units in the amount of $32.0 million redeemed during the six months ended June 30, 2013 and 2012, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2012 and the first six month of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002
January 2013	12,135,251	990,324	11,144,927
April 2013	13,039,019	988,095	12,050,924

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the six months ended June 30, 2013 and 2012, approximately 2.1 million Units, representing $22.0 million in proceeds to the Company, and 2.4 million Units, representing $26.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through June 30, 2013, approximately 12.3 million Units, representing $131.0 million in proceeds to the Company, were issued under the plan.  Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment Plan, as it assesses the Consolidation Transaction.

7.  Legal Proceedings and Related Matters

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

Index

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees have requested that their brief be due on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company's filings with the SEC beginning in 2008, as well as the Company's review of certain transactions involving the Company and the other Apple REIT Entities.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

8.  Subsequent Events

In July 2013, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders.

On August 7, 2013, after the approval by its Board of Directors, the Company entered into an Agreement and Plan of Merger with Apple REIT Seven, Inc. and Apple REIT Eight, Inc., where Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would merge into the Company.  Under the Agreement and Plan of Merger, each outstanding Unit of Apple REIT Seven, Inc. would be exchanged for one common share of the Company and each outstanding Unit of Apple REIT Eight, Inc. would be exchanged for 0.85 common shares of the Company.  The transaction is subject to shareholder approval by each of the companies and to customary closing conditions.  As a result, there is no assurance that the merger will occur.

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

Overview

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”) was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008.  The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company’s first hotel was acquired on July 31, 2008.  As of June 30, 2013, the Company owned 89 hotels (one acquired during 2012, 11 acquired and one newly constructed hotel opened during 2011, 43 acquired during 2010, 12 acquired during 2009 and 21 acquired during 2008).  Accordingly, the results of operations include only results from the date of ownership of the properties.

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

Index

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

The following is a summary of the results from continuing operations of the 89 hotels owned as of June 30, 2013 for their respective periods of ownership by the Company:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total revenue	$104,572	100%	$97,110	100%	8%	$196,975	100%	$185,201	100%	6%
Hotel operating expenses	56,856	54%	53,205	55%	7%	109,280	55%	102,677	55%	6%
Property taxes, insurance and other expense	5,657	5%	4,979	5%	14%	10,789	5%	9,954	5%	8%
General and administrative expense	2,239	2%	2,327	2%	-4%	4,099	2%	4,931	3%	-17%

Acquisition related costs	74		430		-83%	74		461		-84%
Depreciation	13,633		13,166		4%	27,133		26,009		4%
Interest expense, net	2,229		1,579		41%	4,414		2,955		49%
Income tax expense	349		391		-11%	745		589		26%

Number of hotels	89		89		0%	89		89		0%
Average Market Yield(1)	123		121		2%	123		122		1%
ADR	$115		$112		3%	$115		$112		3%
Occupancy	80%		77%		4%	76%		73%		4%
RevPAR	$92		$86		7%	$87		$82		6%
Total rooms sold(2)	823,519		783,545		5%	1,556,537		1,492,334		4%
Total rooms available(3)	1,034,761		1,022,903		1%	2,061,270		2,041,998		1%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation or opened less than two years during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Potential Consolidation Transaction

During June 2013, the Boards of Directors of the Company, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. authorized the evaluation of a potential consolidation transaction in which the Company, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would be combined (the “Consolidation Transaction”).  Each of the company’s respective Board of Directors has designated a special committee consisting of two non-management directors to evaluate the Consolidation Transaction. The special committee of each Board has retained third party financial and legal advisors to assist the special committee in its evaluation of the Consolidation Transaction.  Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment and Unit Redemption Programs, as it assesses the Consolidation Transaction.  On August 7, 2013 the Company entered into an Agreement and Plan of Merger with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. See further discussion in Subsequent Events.

Legal Proceedings

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Index

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees have requested that their brief be due on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of June 30, 2013.  All dollar amounts are in thousands.

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

Index

Development Project

In July 2012, the Company acquired approximately one acre of land in downtown Richmond, Virginia for a purchase price totaling $3.0 million, for the development of adjoining Courtyard and Residence Inn hotels.  In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed within two years.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively and are planned to be managed by White.  The Company expects to spend a total of approximately $35 million to develop the hotels and has incurred approximately $3.0 million in development costs as of June 30, 2013.

Results of Operations

As of June 30, 2013, the Company owned 89 hotels with 11,371 rooms (including one newly constructed hotel acquired on May 31, 2012, the same day the hotel opened for business).  No other hotels have been purchased since the beginning of January 1, 2012.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income improved during the first six months of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended June 30, 2013 and 2012, the Company had hotel revenue of $104.6 million and $97.1 million, respectively.  For the six months ended June 30, 2013 and 2012, the Company had hotel revenue of $197.0 million and $185.2 million, respectively.  This revenue reflects hotel operations for the 89 hotels owned as of June 30, 2013 for their respective periods of ownership by the Company.  For the three months ended June 30, 2013 and 2012, the hotels achieved combined average occupancy of 80% and 77%, ADR of $115 and $112 and RevPAR of $92 and $86.  For the six months ended June 30, 2013 and 2012, the hotels achieved combined average occupancy of 76% and 73%, ADR of $115 and $112 and RevPAR of $87 and $82.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the second quarter and first half of 2013, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 3% during these periods in 2013 as compared to the same period of 2012.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 3% for comparable hotels during the second quarter and first half of 2013 as compared to the prior year.  Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.  The Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first six months of 2013 and 2012 was 123 and 122, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Index

Expenses

Hotel operating expenses relate to the 89 hotels owned as of June 30, 2013 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended June 30, 2013 and 2012, hotel operating expenses totaled $56.9 million or 54% of total revenue and $53.2 million or 55% of total revenue.  For the six months ended June 30, 2013 and 2012, hotel operating expenses totaled $109.3 million or 55% of total revenue and $102.7 million or 55% of total revenue.  Overall hotel operational expenses for the first six months of 2013 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to the associated new government regulations surrounding healthcare.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended June 30, 2013 and 2012 totaled $5.7 million or 5% of total revenue and $5.0 million or 5% of total revenue.  For the six months ended June 30, 2013 and 2012, property taxes, insurance, and other expense totaled $10.8 million or 5% of total revenue and $10.0 million or 5% of total revenue.  For comparable hotels, real estate taxes increased due to higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by a decrease in 2013 due to successful appeals of tax assessments at certain locations.  Also, for comparable hotels, 2013 insurance rates increased modestly.

General and administrative expense for the three months ended June 30, 2013 and 2012 was $2.2 million and $2.3 million.  For the six months ended June 30, 2013 and 2012, general and administrative expenses were $4.1 million and $4.9 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, reporting expenses and potential consolidation related costs.  Legal and potential consolidation costs are described below.

During the six months ended June 30, 2013 and 2012, the Company incurred approximately $0.4 million and $0.7 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC.  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Entities.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Entities.  Total costs for these legal matters for all of the Apple REIT Entities were approximately $1.7 million and $3.2 million during the six months ended June 30, 2013 and 2012.  The Company anticipates it will continue to incur costs associated with these matters.

In conjunction with the potential Consolidation Transaction discussed herein, the Company incurred approximately $0.06 million in expenses during the second quarter of 2013.  The Company will continue to incur these costs during 2013 if a transaction is pursued.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. (the “other Apple REITs”).  Total costs incurred during the six months ended June 30, 2012 related to the prior potential consolidation transaction were approximately $0.6 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.

Index

Acquisition related costs for the three months ended June 30, 2013 and 2012 were $0.1 million and $0.4 million, and $0.1 million and $0.5 million for the six months ended June 30, 2013 and 2012.  During the second quarter of 2013, the Company purchased two land parcels which had previously been leased from a third party.  The Company has no planned hotel acquisitions for 2013, and completed only one hotel acquisition during 2012, resulting in a significant decline in these costs from prior years.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $13.6 million and $13.2 million, and $27.1 million and $26.0 million for the six months ended June 30, 2013 and 2012.  Depreciation expense primarily represents expense of the Company’s 89 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned and renovations completed throughout 2013 and 2012.

Interest expense for the three months ended June 30, 2013 and 2012 was $2.4 million and $1.8 million, respectively and for both periods is net of approximately $0.1 million of interest capitalized associated with renovation and construction projects.  Interest expense for the six months ended June 30, 2013 and 2012 was $4.7 million and $3.3 million, respectively and is net of approximately $0.1 million and $0.3 million of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter 2012, borrowings on the Company’s $50 million revolving line of credit beginning in January 2013 and borrowings on the Company’s $30 million non-revolving line of credit in May 2012 that was extinguished and paid off during the third quarter of 2012.  During the three months ended June 30, 2013 and 2012, the Company also recognized $0.1 million and $0.2 million in interest income, and $0.3 million for both the six months ended June 30, 2013 and 2012, primarily representing interest on excess cash invested in short-term money market instruments and one mortgage note acquired during 2010.

Discontinued Operations

On April 27, 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) and the assignment of the lease for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) under a long term lease for the production of natural gas.  At closing, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”).  The note, which approximated fair market value, is secured by a junior lien on the land and land improvements owned by the purchaser.  The stated interest rate on the note is 10.5%.  The note requires interest only payments for the first three years of the note.  After the first three years, interest is accrued and payments will only be received once the purchaser extinguishes its senior loan with a third party.  Once the senior loan is repaid, the Company will receive all payments from the existing lease until fully repaid or the note reaches maturity which is April 2049.  Although the purchaser is not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”) totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60.0 million note.  The $4.0 million commission has been recorded as a reduction to the deferred gain on sale as described below.

The total gain on sale was approximately $33.3 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.3 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of June 30, 2013, the note receivable, net was $19.3 million, including $60.0 million note receivable offset by $33.3 million deferred gain and $7.4 million deferred interest earned.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60.0 million note receivable offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

Index

The following table sets forth the components of income from discontinued operations for the three and six months ended June 30, 2012 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012
Rental revenue	$1,532	$6,826
Operating expenses	7	34
Depreciation expense	0	0
Income from discontinued operations	$1,525	$6,792

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $0.4 million and $2.0 million of adjustments to record rent on the straight-line basis for the three and six months ended June 30, 2012.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

On May 14, 2013, Apple REIT Six, Inc. merged with and into an entity that is not affiliated with the Apple REIT Entities or its Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple REIT Six, Inc. ceased (the “Merger”).  Prior to the Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple REIT Six, Inc. and members of the Company’s Board of Directors were also on the Board of Directors of Apple REIT Six, Inc.

Index

ASRG Agreement

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of June 30, 2013, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.6 million since inception.  Of this amount, the Company incurred approximately $0.1 million and $0.3 million during the six months ended June 30, 2013 and 2012, which is included in acquisition related costs in the Company’s consolidated statements of operations.  During the second quarter of 2013, the Company paid fees to ASRG for the purchase of two land parcels located at the Residence Inn hotels in Manassas, Virginia and San Bernardino, California, both which had previously been leased from a third party.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

A9A Agreement

The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company.  A9A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the Merger became a wholly-owned subsidiary of A9A.  This transaction between A9A and Apple REIT Six, Inc. was made with no cash consideration exchanged between the entities.  Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.4 million and $1.5 million for the six months ended June 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG or A9A, the Company reimbursed to ASRG or A9A, or paid directly to AFM on behalf of ASRG or A9A, approximately $1.0 million for both the six months ended June 30, 2013 and 2012.  The expenses reimbursed were approximately $0 and $0.1 million, respectively, for costs reimbursed under the contract with ASRG and approximately $1.0 million and $0.9 million, respectively, for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple REIT Six, Inc. (prior to the Merger), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten.  In connection with the Merger, effective May 14, 2013, the entire membership interest of Apple REIT Six, Inc. in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple REIT Six, Inc. for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple REIT Six, Inc. and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Index

Also, in connection with the Merger, on May 13, 2013, the Company acquired from Apple REIT Six, Inc. the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million, which approximated fair value at the time of acquisition based on third party market comparisons.  As part of the purchase, the Company agreed to release Apple REIT Six, Inc. from any liabilities related to the Headquarters or office lease.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.

Prior to the Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the Merger, beginning on May 14, 2013, Office Related Costs are now allocated from the Company to the other Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.  Each of these companies has agreed to reimburse the Company for its share of these costs.  From the period May 14, 2013 through June 30, 2013, the Company received reimbursement of its costs totaling approximately $85,000 from the participating entities.  The Company’s net allocated Office Related Costs were approximately $58,000 and is included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple REIT Six, Inc. and A6 Advisors after the Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $1.7 million for the six months ended June 30, 2013, of which approximately $0.4 million was allocated to the Company.  Total costs for the six months ended June 30, 2012 for all of the Apple REIT Entities was approximately $3.2 million, of which approximately $0.7 million was allocated to the Company.

Index

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air.  The other current members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.  In connection with the Merger, on May 13, 2013, Apple REIT Ten, Inc. acquired its membership interest in Apple Air from Apple REIT Six, Inc.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.8 million and $1.9 million as of June 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the six months ended June 30, 2013 and 2012, the Company recorded a loss of approximately $102,000 and $95,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Liquidity and Capital Resources

Capital Resources

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that is utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  The credit facility may be increased to $100 million, subject to certain conditions.  Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part at any time.  The credit facility matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of June 30, 2013, the credit facility had an outstanding principal balance of $17.8 million and an annual interest rate of approximately 2.44%.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The credit agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the credit agreement).  The obligations of the lender to make any advances under the credit facility are subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability.  The credit facility contains customary affirmative covenants and negative covenants and events of default.  In addition, the credit facility contains the following quarterly financial covenants (capitalized terms are defined in the credit agreement):

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

Index

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

The Company was in compliance with each of these covenants at June 30, 2013.

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first six months of 2013 totaled approximately $75.7 million and were paid at a monthly rate of $0.0691875 per common share.  For the same period the Company’s net cash generated from operations was approximately $60.2 million.  This shortfall includes a return of capital and was funded primarily by borrowings on the credit facility and cash on hand.

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

Index

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  As noted below, since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent.  Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it assesses the Consolidation Transaction.

Since inception of the program through June 30, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million, including 2.0 million Units in the amount of $20.0 million and 3.0 million Units in the amount of $32.0 million redeemed during six months ended June 30, 2013 and 2012, respectively.  As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002
January 2013	12,135,251	990,324	11,144,927
April 2013	13,039,019	988,095	12,050,924

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  During the six months ended June 30, 2013 and 2012, approximately 2.1 million Units, representing $22.0 million in proceeds to the Company, and 2.4 million Units, representing $26.2 million in proceeds to the Company, were issued under the plan.  Since inception of the plan through June 30, 2013, approximately 12.3 million Units, representing $131.0 million in proceeds to the Company, were issued under the plan.  Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment Plan, as it assesses the Consolidation Transaction.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of June 30, 2013, the Company held $7.7 million in reserves for capital expenditures.  During the first six months of 2013, the Company spent approximately $5.9 million on capital expenditures for existing hotels and anticipates spending an additional $17 to $20 million for the remainder of the year.  Additionally, the Company acquired land in Richmond, Virginia for the development of adjoining Courtyard and Residence Inn hotels.  In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed within two years.  The Company expects to spend a total of approximately $35 million to develop the hotels and has incurred approximately $3.0 million in development costs as of June 30, 2013, of which approximately $2.0 million was incurred during the first six months of 2013.

Index

In connection with the Merger, on May 13, 2013, the Company acquired from Apple REIT Six, Inc. the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million.  As part of the purchase, the Company agreed to release Apple REIT Six, Inc. from any liabilities related to the Headquarters or office lease.  Any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors as described above in Related Parties.

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

Subsequent Events

In July 2013, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders.

On August 7, 2013, after the approval by its Board of Directors, the Company entered into an Agreement and Plan of Merger with Apple REIT Seven, Inc. and Apple REIT Eight, Inc., where Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would merge into the Company.  Under the Agreement and Plan of Merger, each outstanding Unit of Apple REIT Seven, Inc. would be exchanged for one common share of the Company and each outstanding Unit of Apple REIT Eight, Inc. would be exchanged for 0.85 common shares of the Company.  The transaction is subject to shareholder approval by each of the companies and to customary closing conditions.  As a result, there is no assurance that the merger will occur.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of June 30, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility.  Based on the balance of the Company’s credit facility at June 30, 2013 of $17.8 million, every 100 basis points change in interest rates could impact the Company’s annual net income by approximately $0.2 million, all other factors remaining the same.  The Company’s cash balance at June 30, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees have requested that their brief be due on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the payment of the special distribution of $0.75 per Unit, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the special distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  As noted below, since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent.  Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it evaluates a potential consolidation transaction in which the Company, Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would be combined.

Since inception of the program through June 30, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million.  During the six months ended June 30, 2013, the Company redeemed approximately 2.0 million Units in the amount of $20.0 million.  As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 41% and 18% of the amounts requested redeemed in the third and fourth quarters of 2011; 14%, 13%, 9% and 9% in the first, second, third and fourth quarters of 2012; and 8% in both the first and second quarters of 2013, leaving approximately 12.1 million Units requested but not redeemed as of the last scheduled redemption date in the second quarter of 2013 (April 2013).  Prior to July 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the for the six months ended June 30, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a further description of the sources and uses of the Company’s cash flows.  The following is a summary of the Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

January 2012	10,689,219	1,507,187	9,182,032
April 2012	11,229,890	1,509,922	9,719,968
July 2012	10,730,084	1,004,365	9,725,719
October 2012	11,155,269	1,003,267	10,152,002
January 2013	12,135,251	990,324	11,144,927
April 2013	13,039,019	988,095	12,050,924

The following is a summary of redemptions during the second quarter of 2013 (no redemptions occurred in May and June of 2013).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2013	988,095	$10.11	988,095	(1)

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

101	The following materials from Apple REIT Nine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 8, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 8, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)