Form 10-Q
period 2013-09-30
Apple REIT Nine, Inc.
filed 2013-11-06
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of registrant’s common shares outstanding as of November 1, 2013:182,784,131

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE REIT NINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $186,792 and $145,927, respectively	$1,443,024	$1,463,894
Cash and cash equivalents	0	9,027
Restricted cash-furniture, fixtures and other escrows	10,360	9,922
Note receivable, net	17,675	22,375
Due from third party managers, net	15,855	10,751
Other assets, net	9,802	10,048
Total Assets	$1,496,716	$1,526,017

Liabilities
Credit facility	$22,000	$0
Notes payable	163,635	166,783
Accounts payable and accrued expenses	18,087	13,101
Total Liabilities	203,722	179,884

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,784,131 and 182,619,400 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,784,131 and 182,619,400 shares, respectively	1,807,236	1,805,335
Distributions greater than net income	(514,290)	(459,250)
Total Shareholders' Equity	1,292,994	1,346,133

Total Liabilities and Shareholders' Equity	$1,496,716	$1,526,017

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Room revenue	$91,936	$85,900	$271,324	$253,500
Other revenue	8,301	7,753	25,888	25,354
Total revenue	100,237	93,653	297,212	278,854

Expenses:
Operating expense	25,800	24,162	75,318	70,813
Hotel administrative expense	7,218	6,616	21,287	20,197
Sales and marketing	8,369	7,947	24,968	23,529
Utilities	4,213	4,074	11,153	10,778
Repair and maintenance	3,807	3,364	11,136	9,882
Franchise fees	4,185	3,642	12,248	11,037
Management fees	3,567	3,267	10,329	9,513
Property taxes, insurance and other	4,843	5,168	15,632	15,122
General and administrative	1,778	2,149	5,815	6,443
Acquisition related costs	0	3	74	464
Merger transaction costs	1,908	0	1,970	637
Depreciation expense	13,732	13,329	40,865	39,338
Total expenses	79,420	73,721	230,795	217,753

Operating income	20,817	19,932	66,417	61,101

Interest expense, net	(2,287)	(1,709)	(6,701)	(4,664)

Income before income taxes	18,530	18,223	59,716	56,437

Income tax expense	(365)	(296)	(1,110)	(885)

Income from continuing operations	18,165	17,927	58,606	55,552

Income from discontinued operations	0	0	0	6,792

Net income	$18,165	$17,927	$58,606	$62,344

Basic and diluted net income per common share
From continuing operations	$0.10	$0.10	$0.32	$0.30
From discontinued operations	0.00	0.00	0.00	0.04
Total basic and diluted net income per common share	$0.10	$0.10	$0.32	$0.34

Weighted average common shares outstanding - basic and diluted	182,784	182,130	182,560	182,200

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$58,606	$62,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40,865	39,338
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	264	264
Straight-line rental income	0	(1,975)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,104)	(5,516)
Increase in other assets, net	(523)	(1,203)
Increase in accounts payable and accrued expenses	3,914	678
Net cash provided by operating activities	98,022	93,930

Cash flows from investing activities:
Cash paid for acquisitions, net	(7,225)	(18,015)
Net proceeds (costs) from sale of assets	(353)	135,410
Capital improvements and development costs	(11,370)	(13,520)
Increase in capital improvement reserves	(207)	(372)
Payments received on note receivable	4,725	2,940
Net cash provided by (used in) investing activities	(14,430)	106,443

Cash flows from financing activities:
Net proceeds related to issuance of Units	21,778	38,239
Redemptions of Units	(19,992)	(41,988)
Special distribution paid to common shareholders	0	(136,113)
Monthly distributions paid to common shareholders	(113,646)	(117,164)
Net proceeds from credit facility	22,000	0
Proceeds from notes payable	0	77,690
Payments of notes payable	(2,759)	(31,899)
Deferred financing costs	0	(358)
Net cash used in financing activities	(92,619)	(211,593)

Decrease in cash and cash equivalents	(9,027)	(11,220)

Cash and cash equivalents, beginning of period	9,027	30,733

Cash and cash equivalents, end of period	$0	$19,513

Non-cash transactions:
Note receivable issued from sale of assets	$0	$60,000

See notes to consolidated financial statements.

Index

APPLE REIT NINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has an interest in a variable interest entity through its note receivable, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of the entity and does not share in any of the benefits, and therefore does not consolidate the entity.  As of September 30, 2013, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

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

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2013 or 2012.  As a result, basic and dilutive outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Merger Agreement

On August 7, 2013, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”), Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”) a wholly owned subsidiary of Apple Nine, and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”) a wholly owned subsidiary of Apple Nine, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”).  The Merger Agreement provides for the merger of Apple Seven and Apple Eight with and into Seven Acquisition Sub and Eight Acquisition Sub, respectively, which were formed solely for engaging in the mergers and have not conducted any prior activities.  Upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight will cease and Seven Acquisition Sub and Eight Acquisition Sub will be the surviving corporations.  Pursuant to the terms of the Merger Agreement, upon completion of the mergers, the current Apple Nine common shares totaling 182,784,131 will remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) will be converted into one (the “Apple Seven exchange ratio”) common share of Apple Nine, or a total of approximately 90,613,633 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Seven will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) will be converted into 0.85 (the “Apple Eight exchange ratio”) common share of Apple Nine, or a total of approximately 78,319,004 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Eight will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

As contemplated in the Merger Agreement, in connection with completion of the mergers, Apple Nine will become self-advised and the existing advisory agreements between Apple Nine and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. will be terminated.  The termination of the advisory agreements will result in the conversion of each issued and outstanding Series B convertible preferred share of Apple Nine into the right to receive 24.17104 common shares of Apple Nine, or a total of 11,602,099 common shares.  As a result of the conversion, all of Apple Nine’s Series A preferred shares will terminate.  In addition, upon termination of the advisory agreements, Apple Nine will record an expense related to the conversion of Apple Nine’s Series B convertible preferred shares into common shares.  Although the final estimate of fair value may vary significantly from these estimates, Apple Nine’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million.

The Merger Agreement contains various closing conditions, including shareholder approval by Apple Seven, Apple Eight and Apple Nine.  As a result, there is no assurance that the mergers will occur.  Under the Merger Agreement, Apple Seven, Apple Eight and Apple Nine may terminate the Merger Agreement under certain circumstances; however, each of the companies may be required to pay a fee of $1.7 million, plus reasonable third party expenses to each of the other companies upon such termination.  All costs related to the proposed mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred approximately $2.0 million in expenses for the nine months ended September 30, 2013.

Index

3.  Disposition and Discontinued Operations

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

The total gain on sale was approximately $33.3 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.3 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of September 30, 2013, the note receivable, net was $17.7 million, including $60.0 million note receivable offset by $33.3 million deferred gain and $9.0 million deferred interest earned.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60.0 million note receivable offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

The following table sets forth the components of income from discontinued operations for the three and nine months ended September 30, 2012 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2012
Rental revenue	$0	$6,826
Operating expenses	0	34
Depreciation expense	0	0
Income from discontinued operations	$0	$6,792

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $2.0 million of adjustments to record rent on the straight-line basis for the nine months ended September 30, 2012.

Index

4.  Credit Facility

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that is utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  The credit facility may be increased to $100 million, subject to certain conditions.  Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part at any time.  The credit facility matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of September 30, 2013, the credit facility had an outstanding principal balance of $22.0 million and an annual interest rate of approximately 2.43%.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The credit agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the credit agreement).  The obligations of the lender to make any advances under the credit facility are subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability, as defined in the credit agreement.  The credit facility contains customary affirmative covenants, negative covenants and events of defaults.  It also contains quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, and minimum debt service and fixed charge coverage ratios.  The Company was in compliance with each of these covenants at September 30, 2013.

5.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt and note receivable by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of an instrument with similar credit terms and credit characteristics which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $185.6 million and $190.1 million.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $166.8 million and $173.3 million.  As of September 30, 2013 and December 31, 2012, the carrying value of the $60 million note receivable as discussed in note 3 approximates fair market value.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party and the Merger Agreement and related transactions discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”).  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple Seven, Apple Eight and Apple Ten.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple Seven and Apple Eight.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”).  Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

ASRG Agreement

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of September 30, 2013, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.6 million since inception.  Of this amount, the Company incurred approximately $0.1 million and $0.4 million during the nine months ended September 30, 2013 and 2012.  During the second quarter of 2013, the Company paid fees to ASRG for the purchase of two land parcels located at the Residence Inn hotels in Manassas, Virginia and San Bernardino, California, both which had previously been leased from a third party.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

A9A Agreement

The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company.  A9A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A.  This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities.  Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.1 million and $2.2 million for the nine months ended September 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG or A9A, the Company reimbursed to ASRG or A9A, or paid directly to AFM on behalf of ASRG or A9A, approximately $1.6 million for both the nine months ended September 30, 2013 and 2012.  The expenses reimbursed were approximately $0 and $0.1 million, respectively, for costs reimbursed under the contract with ASRG and approximately $1.6 million and $1.5 million, respectively, for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.

Index

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten.  In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, the Company acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million, which approximated fair value at the time of acquisition based on third party market comparisons.  As part of the purchase, the Company agreed to release Apple Six from any liabilities related to the Headquarters or office lease.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from the Company to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.  Each of these companies has agreed to reimburse the Company for its share of these costs.  From the period May 14, 2013 through September 30, 2013, the Company received reimbursement of its costs totaling approximately $0.4 million from the participating entities.  The Company’s net allocated Office Related Costs were approximately $0.1 million and is included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) was approximately $2.2 million for the nine months ended September 30, 2013, of which approximately $0.5 million was allocated to the Company.  Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $1.3 million was allocated to the Company.

Index

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air.  The other current members of Apple Air are Apple Seven, Apple Eight and Apple Ten.  In connection with the A6 Merger, on May 13, 2013, Apple Ten acquired its membership interest in Apple Air from Apple Six.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.7 million and $1.9 million as of September 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the nine months ended September 30, 2013 and 2012, the Company recorded a loss of approximately $181,000 and $145,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement (as discussed in note 2), on August 7, 2013, the following agreements were entered into by the Company:

•
Apple Seven, Apple Eight and Apple Nine entered into a termination agreement, as amended (the “Termination Agreement”) with Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., A9A and ASRG, effective immediately before the completion of the mergers.  Pursuant to the Termination Agreement, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and Apple Nine will be terminated. The Termination Agreement does not provide for any separate payments to be made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements.  As a result, if the mergers are completed, Apple Seven, Apple Eight and Apple Nine will no longer pay the various fees currently paid to its respective advisors.

•
Apple Nine entered into a subcontract agreement, as amended (the “Subcontract Agreement”) with Apple Ten Advisors, Inc. (“A10A”).  Pursuant to the Subcontract Agreement, A10A will subcontract its obligations under the advisory agreement between A10A and Apple Ten to Apple Nine. The Subcontract Agreement provides that, from and after the completion of the mergers, Apple Nine will provide to Apple Ten the advisory services contemplated under the A10A advisory agreement and will receive the fees and expenses payable under the A10A advisory agreement from Apple Ten.

•
Apple Nine entered into an assignment and transfer agreement, as amended (the “Transfer Agreement”) with A9A and AFM.  Pursuant to the Transfer Agreement, Apple Nine will acquire all of the membership interests in AFM from A9A effective immediately following the completion of the mergers.  The Transfer Agreement provides that Apple Nine will assume all of the obligations of the predecessor owners of AFM under prior transfer agreements involving the transfer of the membership interests in AFM (including Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., Apple Six and A9A) and relieve the predecessor owners and the other advisory companies of any liability with respect to AFM.

Index

7.  Shareholders’ Equity

Special Distribution

As a result of the sale of its 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).

Monthly Distributions

For the three months ended September 30, 2013 and 2012, the Company made distributions of $0.2076 and $0.2075 per common share for a total of $37.9 million and $37.8 million.  For the nine months ended September 30, 2013 and 2012, the Company made distributions (excluding the Special Distribution discussed above) of $0.6227 and $0.6434 per common share for a total of $113.6 million and $117.2 million.  In conjunction with the Special Distribution, in May 2012 the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share.  The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share.  The distribution will continue to be paid monthly.  Total distributions (including the Special Distribution) for the nine months ended September 30, 2013 and 2012 totaled $113.6 million and $253.3 million.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction.  Under the Merger Agreement, the Company is required to continue the suspension of the program until the Merger Agreement is terminated or the mergers are completed.

Since inception of the program through September 30, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million, including 2.0 million Units in the amount of $20.0 million and 4.0 million Units in the amount of $42.0 million redeemed during the nine months ended September 30, 2013 and 2012, respectively.  Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent.  Therefore, as contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2012 and the first nine months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2012	10,689,219	1,507,187	9,182,032
Second Quarter 2012	11,229,890	1,509,922	9,719,968
Third Quarter 2012	10,730,084	1,004,365	9,725,719
Fourth Quarter 2012	11,155,269	1,003,267	10,152,002
First Quarter 2013	12,135,251	990,324	11,144,927
Second Quarter 2013	13,039,019	988,095	12,050,924

Index

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  Since inception of the plan through September 30, 2013, approximately 12.3 million Units, representing $131.0 million in proceeds to the Company, were issued under the plan.  During the nine months ended September 30, 2013 and 2012, approximately 2.1 million Units, representing $22.0 million in proceeds to the Company, and 3.6 million Units, representing $38.2 million in proceeds to the Company, were issued under the plan.  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction.  Under the Merger Agreement, the Company is required to continue the suspension of the plan until the Merger Agreement is terminated or the mergers are completed.

8.  Legal Proceedings and Related Matters

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees filed their Briefs on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

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

9.  Subsequent Events

In October 2013, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders.

On November 1, 2013, the $60 million note receivable, as discussed in note 3 was repaid by the purchaser in full and the purchaser was released from all liability and obligations under the note.  In exchange for the early payment and waiver by the purchaser of certain terms of the note, the Company agreed to waive approximately $0.5 million of interest for the month of October 2013.  As a result of the repayment of the note, the Company will recognize the deferred gain on sale totaling $33.3 million and deferred interest earned totaling $9.0 million for a total gain of approximately $42.3 million as of September 30, 2013 in the fourth quarter of 2013.  The Company plans to use the proceeds from the repayment of the note to reduce the outstanding balance under its $50 million credit facility and to fund general corporate purposes, including working capital, renovations and hotel development.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the  ability of the Company, Apple REIT Seven, Inc. or Apple REIT Eight, Inc. to obtain required shareholder or other third-party approvals required to consummate the proposed mergers, under which Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would be merged with and into wholly owned subsidiaries of Apple REIT Nine, Inc.; the satisfaction or waiver of other conditions in the merger agreement; a material adverse effect on the Company, Apple REIT Seven, Inc. or Apple REIT Eight, Inc.; the outcome of any legal proceedings that may be instituted against the Company, Apple REIT Seven, Inc. or Apple REIT Eight, Inc. and others related to the merger agreement; the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”).  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”) was formed to invest in income-producing real estate in the United States.  The Company was initially capitalized on November 9, 2007, with its first investor closing on May 14, 2008.  The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company’s first hotel was acquired on July 31, 2008.  As of September 30, 2013, the Company owned 89 hotels (one acquired during 2012, 11 acquired and one newly constructed hotel opened during 2011, 43 acquired during 2010, 12 acquired during 2009 and 21 acquired during 2008).  Accordingly, the results of operations include only results from the date of ownership of the properties.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in both revenues and operating income as compared to the prior year.  Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the ongoing uncertainty surrounding the fiscal policy of the United States (including the “sequester,” tax increases and potential government spending cuts), the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels with the trend expected to continue in 2014.

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

The following is a summary of the results from continuing operations of the 89 hotels owned as of September 30, 2013 for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total revenue	$100,237	100%	$93,653	100%	7%	$297,212	100%	$278,854	100%	7%
Hotel operating expenses	57,159	57%	53,072	57%	8%	166,439	56%	155,749	56%	7%
Property taxes, insurance and other expense	4,843	5%	5,168	6%	-6%	15,632	5%	15,122	5%	3%
General and administrative expense	1,778	2%	2,149	2%	-17%	5,815	2%	6,443	2%	-10%

Acquisition related costs	-		3		n/a	74		464		-84%
Merger transaction costs	1,908		-		n/a	1,970		637		209%
Depreciation	13,732		13,329		3%	40,865		39,338		4%
Interest expense, net	2,287		1,709		34%	6,701		4,664		44%
Income tax expense	365		296		23%	1,110		885		25%

Number of hotels	89		89		0%	89		89		0%
Average Market Yield(1)	124		122		2%	123		121		2%
ADR	$115		$111		4%	$115		$112		3%
Occupancy	77%		74%		4%	76%		73%		4%
RevPAR	$88		$82		7%	$87		$82		6%
Total rooms sold(2)	801,732		768,609		4%	2,358,269		2,260,943		4%
Total rooms available(3)	1,045,086		1,039,558		1%	3,106,356		3,081,556		1%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation or opened less than two years during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Merger Agreement

On August 7, 2013, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”), Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”) a wholly owned subsidiary of Apple Nine, and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”) a wholly owned subsidiary of Apple Nine, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”).  The Merger Agreement provides for the merger of Apple Seven and Apple Eight with and into Seven Acquisition Sub and Eight Acquisition Sub, respectively, which were formed solely for engaging in the mergers and have not conducted any prior activities.  Upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight will cease and Seven Acquisition Sub and Eight Acquisition Sub will be the surviving corporations.  Pursuant to the terms of the Merger Agreement, upon completion of the mergers, the current Apple Nine common shares totaling 182,784,131 will remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) will be converted into one (the “Apple Seven exchange ratio”) common share of Apple Nine, or a total of approximately 90,613,633 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Seven will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

Index

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) will be converted into 0.85 (the “Apple Eight exchange ratio”) common share of Apple Nine, or a total of approximately 78,319,004 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Eight will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

As contemplated in the Merger Agreement, in connection with completion of the mergers, Apple Nine will become self-advised and the existing advisory agreements between Apple Nine and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. will be terminated.  The termination of the advisory agreements will result in the conversion of each issued and outstanding Series B convertible preferred share of Apple Nine into the right to receive 24.17104 common shares of Apple Nine, or a total of 11,602,099 common shares.  As a result of the conversion, all of Apple Nine’s Series A preferred shares will terminate.  In addition, upon termination of the advisory agreements, Apple Nine will record an expense related to the conversion of Apple Nine’s Series B convertible preferred shares into common shares.  Although the final estimate of fair value may vary significantly from these estimates, Apple Nine’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million.

The Merger Agreement contains various closing conditions, including shareholder approval by Apple Seven, Apple Eight and Apple Nine.  As a result, there is no assurance that the mergers will occur.  Under the Merger Agreement, Apple Seven, Apple Eight and Apple Nine may terminate the Merger Agreement under certain circumstances; however, each of the companies may be required to pay a fee of $1.7 million, plus reasonable third party expenses to each of the other companies upon such termination.  All costs related to the proposed mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred approximately $2.0 million in expenses for the nine months ended September 30, 2013.

Legal Proceedings

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple Seven, Apple Eight, Apple Nine and Apple REIT Ten, Inc.

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

Index

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees filed their Briefs on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of September 30, 2013.  All dollar amounts are in thousands.

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

Index

Development Project

In July 2012, the Company acquired approximately one acre of land in downtown Richmond, Virginia for a purchase price totaling $3.0 million, for the development of adjoining Courtyard and Residence Inn hotels.  In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed within eighteen months to two years.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White.  The Company expects to spend a total of approximately $35 million to develop the hotels and has incurred approximately $5.3 million in development costs as of September 30, 2013.

Results of Operations

As of September 30, 2013, the Company owned 89 hotels with 11,371 rooms (including one newly constructed hotel acquired on May 31, 2012, the same day the hotel opened for business).  No other hotels have been purchased since the beginning of January 1, 2012.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income improved during the first nine months of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012 and into 2014.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended September 30, 2013 and 2012, the Company had hotel revenue of $100.2 million and $93.7 million, respectively.  For the nine months ended September 30, 2013 and 2012, the Company had hotel revenue of $297.2 million and $278.9 million, respectively.  This revenue reflects hotel operations for the 89 hotels owned as of September 30, 2013 for their respective periods of ownership by the Company.  For the three months ended September 30, 2013 and 2012, the hotels achieved combined average occupancy of 77% and 74%, ADR of $115 and $111 and RevPAR of $88 and $82.  For the nine months ended September 30, 2013 and 2012, the hotels achieved combined average occupancy of 76% and 73%, ADR of $115 and $112 and RevPAR of $87 and $82.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the third quarter and first nine months of 2013, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 4% during these periods in 2013 as compared to the same period of 2012.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 4% for comparable hotels during the third quarter and 3% during the first nine months of 2013 as compared to the same periods in the prior year.  Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels with the trend expected to continue in 2014.  The Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first nine months of 2013 and 2012 was 123 and 121, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Index

Expenses

Hotel operating expenses relate to the 89 hotels owned as of September 30, 2013 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2013 and 2012, hotel operating expenses totaled $57.2 million or 57% of total revenue and $53.1 million or 57% of total revenue.  For the nine months ended September 30, 2013 and 2012, hotel operating expenses totaled $166.4 million or 56% of total revenue and $155.7 million or 56% of total revenue.  Overall hotel operational expenses for the first nine months of 2013 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to new government regulations surrounding healthcare.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended September 30, 2013 and 2012 totaled $4.8 million or 5% of total revenue and $5.2 million or 6% of total revenue.  For the nine months ended September 30, 2013 and 2012, property taxes, insurance, and other expense totaled $15.6 million or 5% of total revenue and $15.1 million or 5% of total revenue.  For comparable hotels, real estate taxes during the nine months ended September 30, 2013 increased due to higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy, partially offset by a decrease in 2013 due to successful appeals of tax assessments at certain locations.  Also, for comparable hotels, 2013 insurance rates increased modestly.

General and administrative expense for the three months ended September 30, 2013 and 2012 was $1.8 million and $2.1 million.  For the nine months ended September 30, 2013 and 2012, general and administrative expenses were $5.8 million and $6.4 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses.  During the nine months ended September 30, 2013 and 2012, the Company incurred approximately $0.5 million and $1.3 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC.  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Entities.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Entities.  Total costs for these legal matters for all of the Apple REIT Entities were approximately $2.2 million and $5.7 million during the nine months ended September 30, 2013 and 2012.  The Company anticipates it will continue to incur costs associated with these matters.

Merger transaction costs for the three months ended September 30, 2013 and 2012 totaled $1.9 million and $0, and for the nine months ended September 30, 2013 and 2012, were $2.0 million and $0.6 million.  Costs incurred during the three and nine months ended September 30, 2013 were in connection with the Merger Agreement discussed herein.  The Company will continue to incur these costs until the mergers are completed or the Merger Agreement is terminated.  Costs incurred during the nine months ended September 30, 2012 were associated with the Company’s evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. (the “other Apple REITs”).  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.

Index

Acquisition related costs for the three months ended September 30, 2013 and 2012 were $0 and $3,000, and $0.1 million and $0.5 million for the nine months ended September 30, 2013 and 2012.  During the second quarter of 2013, the Company purchased two land parcels which had previously been leased from a third party.  The Company did not complete any hotel acquisitions during 2013 and completed only one hotel acquisition during 2012, resulting in a significant decline in these costs from prior years.

Depreciation expense for the three months ended September 30, 2013 and 2012 was $13.7 million and $13.3 million, and $40.9 million and $39.3 million for the nine months ended September 30, 2013 and 2012.  Depreciation expense primarily represents expense of the Company’s 89 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned and renovations completed throughout 2013 and 2012.

Interest expense for the three months ended September 30, 2013 and 2012 was $2.4 million and $1.9 million, respectively and is net of approximately $46,000 and $0.2 million of interest capitalized associated with renovation and construction projects.  Interest expense for the nine months ended September 30, 2013 and 2012 was $7.1 million and $5.2 million, respectively and is net of approximately $0.2 million and $0.5 million of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter 2012, borrowings on the Company’s $50 million revolving line of credit beginning in January 2013 and borrowings on the Company’s $30 million non-revolving line of credit in May 2012 that was extinguished and paid off during the third quarter of 2012.  During both the three months ended September 30, 2013 and 2012, the Company also recognized $0.1 million in interest income, and $0.4 million and $0.5 million for the nine months ended September 30, 2013 and 2012, primarily representing interest on excess cash invested in short-term money market instruments and one mortgage note acquired during 2010.

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

The total gain on sale was approximately $33.3 million (total sale price of $198.4 million less carrying value totaling $160.5 million, ASRG fee totaling $4.0 million, closing costs totaling $0.3 million and related franchise taxes totaling $0.3 million).  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction is being accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note will be deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceed the Company’s cost basis of the 110 parcels sold.  The note receivable is included in the Company’s consolidated balance sheets, net of the total deferred gain.  As of September 30, 2013, the note receivable, net was $17.7 million, including $60.0 million note receivable offset by $33.3 million deferred gain and $9.0 million deferred interest earned.  As of December 31, 2012, the note receivable, net was $22.4 million, including $60.0 million note receivable offset by $33.4 million deferred gain and $4.3 million deferred interest earned.  The 110 parcels was a separate reportable segment and the results of operations for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.

Index

The following table sets forth the components of income from discontinued operations for the three and nine months ended September 30, 2012 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2012
Rental revenue	$0	$6,826
Operating expenses	0	34
Depreciation expense	0	0
Income from discontinued operations	$0	$6,792

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue includes approximately $2.0 million of adjustments to record rent on the straight-line basis for the nine months ended September 30, 2012.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party and the Merger Agreement and related transactions discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”).  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company.  Mr. Knight is also Chairman and Chief Executive Officer of Apple Seven, Apple Eight and Apple Ten.  Members of the Company’s Board of Directors are also on the Board of Directors of Apple Seven and Apple Eight.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”).  Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

ASRG Agreement

The Company has a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of September 30, 2013, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.6 million since inception.  Of this amount, the Company incurred approximately $0.1 million and $0.4 million during the nine months ended September 30, 2013 and 2012.  During the second quarter of 2013, the Company paid fees to ASRG for the purchase of two land parcels located at the Residence Inn hotels in Manassas, Virginia and San Bernardino, California, both which had previously been leased from a third party.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which has been recorded as a reduction to the deferred gain on sale.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million will be paid upon repayment of the $60 million note.

Index

A9A Agreement

The Company is party to an advisory agreement with A9A, pursuant to which A9A provides management services to the Company.  A9A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A.  This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities.  Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A9A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.1 million and $2.2 million for the nine months ended September 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG or A9A, the Company reimbursed to ASRG or A9A, or paid directly to AFM on behalf of ASRG or A9A, approximately $1.6 million for both the nine months ended September 30, 2013 and 2012.  The expenses reimbursed were approximately $0 and $0.1 million, respectively, for costs reimbursed under the contract with ASRG and approximately $1.6 million and $1.5 million, respectively, for costs reimbursed under the contract with A9A.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.

AFM is an affiliate of each of the Advisors.  Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten.  In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM.  As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM.  The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, the Company acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million, which approximated fair value at the time of acquisition based on third party market comparisons.  As part of the purchase, the Company agreed to release Apple Six from any liabilities related to the Headquarters or office lease.  As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies.  As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from the Company to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.  Each of these companies has agreed to reimburse the Company for its share of these costs.  From the period May 14, 2013 through September 30, 2013, the Company received reimbursement of its costs totaling approximately $0.4 million from the participating entities.  The Company’s net allocated Office Related Costs were approximately $0.1 million and is included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger.  The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

Index

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) was approximately $2.2 million for the nine months ended September 30, 2013, of which approximately $0.5 million was allocated to the Company.  Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $1.3 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air.  The other current members of Apple Air are Apple Seven, Apple Eight and Apple Ten.  In connection with the A6 Merger, on May 13, 2013, Apple Ten acquired its membership interest in Apple Air from Apple Six.  Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes.  The Company’s equity investment was approximately $1.7 million and $1.9 million as of September 30, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  For the nine months ended September 30, 2013 and 2012, the Company recorded a loss of approximately $181,000 and $145,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement (as discussed in note 2), on August 7, 2013, the following agreements were entered into by the Company:

•      Apple Seven, Apple Eight and Apple Nine entered into a termination agreement, as amended (the “Termination Agreement”) with Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., A9A and ASRG, effective immediately before the completion of the mergers.  Pursuant to the Termination Agreement, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and Apple Nine will be terminated. The Termination Agreement does not provide for any separate payments to be made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements.  As a result, if the mergers are completed, Apple Seven, Apple Eight and Apple Nine will no longer pay the various fees currently paid to its respective advisors.

•      Apple Nine entered into a subcontract agreement, as amended (the “Subcontract Agreement”) with Apple Ten Advisors, Inc. (“A10A”).  Pursuant to the Subcontract Agreement, A10A will subcontract its obligations under the advisory agreement between A10A and Apple Ten to Apple Nine. The Subcontract Agreement provides that, from and after the completion of the mergers, Apple Nine will provide to Apple Ten the advisory services contemplated under the A10A advisory agreement and will receive the fees and expenses payable under the A10A advisory agreement from Apple Ten.

•      Apple Nine entered into an assignment and transfer agreement, as amended (the “Transfer Agreement”) with A9A and AFM.  Pursuant to the Transfer Agreement, Apple Nine will acquire all of the membership interests in AFM from A9A effective immediately following the completion of the mergers.  The Transfer Agreement provides that Apple Nine will assume all of the obligations of the predecessor owners of AFM under prior transfer agreements involving the transfer of the membership interests in AFM (including Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., Apple Six and A9A) and relieve the predecessor owners and the other advisory companies of any liability with respect to AFM.

Index

Liquidity and Capital Resources

Capital Resources

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that is utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions.  The credit facility may be increased to $100 million, subject to certain conditions.  Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part at any time.  The credit facility matures in November 2014; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to November 2015.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of September 30, 2013, the credit facility had an outstanding principal balance of $22.0 million and an annual interest rate of approximately 2.43%.  As of December 31, 2012, there were no borrowings outstanding under the credit facility.

The credit agreement requires the Company to maintain a specific pool of Unencumbered Borrowing Base Properties (must be a minimum of ten properties and must satisfy conditions as defined in the credit agreement).  The obligations of the lender to make any advances under the credit facility are subject to certain conditions, including that the outstanding borrowings do not exceed the Borrowing Base Availability.  The credit facility contains customary affirmative covenants, negative covenants and events of default.  In addition, the credit facility contains the following quarterly financial covenants (capitalized terms are defined in the credit agreement):

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
•
Restricted Payments (including Distributions and Unit Redemptions), net of proceeds from the Company’s Dividend Reinvestment Plan, cannot exceed $152 million in any cumulative 12 month period and Distributions cannot exceed $0.83025 per share for any calendar year, unless such Restricted Payments are less than the Company’s Funds From Operations for any cumulative four calendar quarters.

The Company was in compliance with each of these covenants at September 30, 2013.

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

Index

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the first nine months of 2013 totaled approximately $113.6 million and were paid at a monthly rate of $0.0691875 per common share.  For the same period the Company’s net cash generated from operations was approximately $98.0 million.  This shortfall includes a return of capital and was funded primarily by borrowings on the credit facility and cash on hand.

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

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).  The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction.  Under the Merger Agreement, the Company is required to continue the suspension of the program until the Merger Agreement is terminated or the mergers are completed.

Since inception of the program through September 30, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million, including 2.0 million Units in the amount of $20.0 million and 4.0 million Units in the amount of $42.0 million redeemed during the nine months ended September 30, 2013 and 2012, respectively.  Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent.  Therefore, as contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2012 and the first nine months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests Not Redeemed at Redemption Date

First Quarter 2012	10,689,219	1,507,187	9,182,032
Second Quarter 2012	11,229,890	1,509,922	9,719,968
Third Quarter 2012	10,730,084	1,004,365	9,725,719
Fourth Quarter 2012	11,155,269	1,003,267	10,152,002
First Quarter 2013	12,135,251	990,324	11,144,927
Second Quarter 2013	13,039,019	988,095	12,050,924

Index

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  The Company has registered 20.0 million Units for potential issuance under the plan.  Since inception of the plan through September 30, 2013, approximately 12.3 million Units, representing $131.0 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2013 and 2012, approximately 2.1 million Units, representing $22.0 million in proceeds to the Company, and 3.6 million Units, representing $38.2 million in proceeds to the Company, were issued under the plan.  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction.  Under the Merger Agreement, the Company is required to continue the suspension of the plan until the Merger Agreement is terminated or the mergers are completed.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2013, the Company held $7.7 million in reserves for capital expenditures.  During the first nine months of 2013, the Company spent approximately $8.8 million on capital expenditures for existing hotels and anticipates spending an additional $20 to $25 million through 2014.  Additionally, the Company acquired land in Richmond, Virginia for the development of adjoining Courtyard and Residence Inn hotels.  In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed within eighteen months to two years.  The Company expects to spend a total of approximately $35 million to develop the hotels and has incurred approximately $5.3 million in development costs as of September 30, 2013, of which approximately $4.2 million was incurred during the first nine months of 2013.

In connection with the A6 Merger, on May 13, 2013, the Company acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million.  As part of the purchase, the Company agreed to release Apple Six from any liabilities related to the Headquarters or office lease.  Any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors as described above in Related Parties.

As discussed above in Related Parties, as part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger).  To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.

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

Subsequent Events

In October 2013, the Company declared and paid approximately $12.6 million, or $0.0691875 per outstanding common share, in distributions to its common shareholders.

On November 1, 2013, the $60 million note receivable, as discussed above in Discontinued Operations was repaid by the purchaser in full and the purchaser was released from all liability and obligations under the note.  In exchange for the early payment and waiver by the purchaser of certain terms of the note, the Company agreed to waive approximately $0.5 million of interest for the month of October 2013.  As a result of the repayment of the note, the Company will recognize the deferred gain on sale totaling $33.3 million and deferred interest earned totaling $9.0 million for a total gain of approximately $42.3 million as of September 30, 2013 in the fourth quarter of 2013.  The Company plans to use the proceeds from the repayment of the note to reduce the outstanding balance under its $50 million credit facility and to fund general corporate purposes, including working capital, renovations and hotel development.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of September 30, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility.  Based on the balance of the Company’s credit facility at September 30, 2013 of $22.0 million, every 100 basis points change in interest rates could impact the Company’s annual net income by approximately $0.2 million, all other factors remaining the same.  The Company’s cash balance at September 30, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013.  Defendants-Appellees filed their Briefs on October 25, 2013.  The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.  In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 1A. Risk Factors

The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2012 Annual Report and described below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results.  If any of the events or circumstances described in the risk factors contained in the Company’s 2012 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could be negatively impacted. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

The proposed mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. present certain risks to the Company’s business and operations.

In August 2013, the Company entered into an agreement and plan of merger with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. under which Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would merge into wholly owned subsidiaries of the Company.  The mergers are expected to be completed in the fourth quarter of 2013 or the first quarter of 2014, although there can be no assurance of completion by any particular date, if at all.  Because the mergers are subject to a number of conditions, including required shareholder and other third party approvals and the receipt of certain consents and waivers from third parties, the exact timing of when the mergers will be completed, if at all, cannot be determined at this time.

Prior to closing, the mergers may present certain risks to the Company’s business and operations, including, among other things, that:

•	management’s attention to day-to-day business may be diverted;
•	the Company expects to incur significant transaction costs related to the mergers;
•	if the merger agreement is terminated under certain circumstances, the Company may be required to pay termination fees and reimburse certain expenses; and
•	the merger agreement prohibits the Company from soliciting competing transactions, and places conditions on its ability to negotiate and accept a superior competing transaction.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of August 7, 2013, as amended, among Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., Apple Seven Acquisition Sub, Inc. and Apple Eight Acquisition Sub, Inc. (Incorporated by reference to Annex A to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

3.1
Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

3.2
Bylaws of the Registrant, as amended.  (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed November 15, 2007 and effective April 25, 2008)

10.103
Voting Agreement, dated as of August 7, 2013, as amended, by and among Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Glade M. Knight (Incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.104	Form of Conversion Agreement (Incorporated by reference to Exhibit 99.5 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed August 8, 2013)

10.105
Termination Agreement dated as of August 7, 2013, as amended, by and among Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. (Incorporated by reference to Annex G to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.106
Subcontract Agreement, dated as of August 7, 2013, as amended, between Apple REIT Nine, Inc. and Apple Ten Advisors, Inc. (Incorporated by reference to Annex H to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.107
Assignment and Transfer Agreement, dated as of August 7, 2013, as amended, by and among Apple Fund Management, LLC, Apple Nine Advisors, Inc. and Apple REIT Nine, Inc. (Incorporated by reference to Annex I to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

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

101
The following materials from Apple REIT Nine, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT NINE, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 6, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)