Form 10-K
period 2013-12-31
Apple Hospitality REIT, Inc.
filed 2014-03-11
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53603

APPLE HOSPITALITY REIT, INC.
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
Common Shares, no par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

There is currently no established public trading market in which the Company’s common shares are traded. Based upon the price that the Company’s common equity last sold through its dividend reinvestment plan, which was $10.25, on June 30, 2013, the aggregate market value of the voting common equity held by non-affiliates of the Company on such date was $1,873,382,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2014 was 374,050,809, including 191,266,678 common shares issued upon consummation of the Apple REIT Seven, Inc. and Apple REIT Eight, Inc. mergers effective March 1, 2014.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 15, 2014.

Index

APPLE HOSPITALITY REIT, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, Marriott®, Renaissance®, Residence Inn® by Marriott, SpringHill Suites® by Marriott and TownePlace Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Embassy Suites Hotels®, Hampton Inn®, Hampton Inn and Suites®, Hilton®, Hilton Garden Inn®, Home2 Suites® by Hilton and Homewood Suites® by Hilton trademarks are the property of Hilton Worldwide Holdings, Inc. or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the successful execution of the Company’s recent mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. This includes the risk factors described in the Company’s Form S-4, filed with the SEC on January 8, 2014. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company is a Virginia corporation that was originally formed in November 2007 to invest in income-producing real estate in the United States. Initial capitalization occurred on November 9, 2007, with its first investor closing under its best-efforts offering of Units (each Unit consisting of one common share and one Series A preferred share) on May 14, 2008. The Company began operations on July 31, 2008 when it purchased its first hotel. The Company completed its best-efforts offering of Units in December 2010. As of December 31, 2013, the Company owned 89 hotels operating in 27 states with an aggregate of 11,371 rooms. As of March 1, 2014, subsequent to the mergers discussed below, the Company owned 188 continuing hotels operating in 33 states with an aggregate of 23,490 rooms.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed under separate management agreements, which include affiliates of one of the following companies:  Crestline Hotels & Resorts, Inc. (“Crestline”), Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Hilton Management LLC (“Hilton”), Inn Ventures, Inc. (“Inn Ventures”), LBAM-Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Pillar Hotels and Resorts, L.P. (“Pillar”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White”).

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

With an effective date of March 1, 2014, the Company completed its previously announced mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”). Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively. Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities. Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub are the surviving corporations. Under the terms of the Merger

Index

Agreement, upon completion of the A7 and A8 mergers, the Company’s common shares totaling 182,784,131 prior to the mergers remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) was converted into one (the “Apple Seven exchange ratio”) common share of the Company, or a total of approximately 90,613,633 common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) was converted into 0.85 (the “Apple Eight exchange ratio”) common share of the Company, or a total of approximately 78,319,004 common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated. The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated. Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred approximately $3.1 million in expenses for the year ended December 31, 2013 and anticipates that the total merger costs will be approximately $5.0 million.

With the completion of the A7 and A8 mergers, the Company owns 188 continuing hotels with an aggregate of 23,490 rooms located in 33 states. In addition, effective with the merger, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc. and a total of approximately 374 million common shares were outstanding.

Unless otherwise specified, all discussions in this Annual Report on Form 10-K do not include the effects of the A7 and A8 mergers.

Business Objectives

The Company’s primary business objective is to maximize shareholder value by achieving long-term growth in cash distributions to its shareholders. The Company has pursued and will continue to pursue this objective by acquiring hotels and other income-producing real estate in metropolitan areas throughout the United States for long-term ownership. The Company has generally acquired fee ownership of its properties and focused on hotels that are underdeveloped with strong brand recognition, with the potential for high levels of customer satisfaction and strong operating margins. With an emphasis on select service hotels and utilizing the Company’s asset management expertise to improve the quality of its hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, the Company believes it has and will continue to improve performance of an individual hotel in its local market. Also, when cost effective, the Company renovates its properties to increase its ability to compete in particular markets.

With the completion of the A7 and A8 mergers, the Company is one of the largest hospitality REITs in both the number of hotels and guest rooms, in the United States, with enhanced geographic and brand diversity.

Financing

As of December 31, 2013, the Company had 17 notes payable, 14 that were assumed with the acquisition of hotels and three that were originated during 2012. These notes had a total outstanding balance of $161.5 million ($159.5 million of secured debt and $2.0 million of unsecured debt) at December 31, 2013; maturity dates ranging from June 2015 to October 2032 and stated interest rates ranging from 0% to 6.90%. Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, secured by 34 properties. These assumed notes have maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%.

Index

After completion of the A7 and A8 mergers, on March 3, 2014, the Company terminated its $50 million unsecured credit facility, which as of December 31, 2013 had no borrowings outstanding and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan). At closing of the new credit facility, the Company borrowed $150 million under the new facility which was used to repay Apple Seven and Apple Eight’s outstanding balances on their respective credit facilities and to pay closing costs. The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of share repurchases and distributions. The $345 million credit facility may be increased to $700 million, subject to certain conditions. Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time. The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019. The $100 million term loan matures in March 2019. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In conjunction with the $100 million term loan, the Company and a commercial bank entered into an interest rate swap agreement for the same notional amount and maturity as the term loan. The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019. The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $345 million credit facility, based on the amount of borrowings outstanding during the quarter.

The Company’s cash balances at December 31, 2013 totaled $18.1 million. The Company’s principal sources of liquidity are cash on hand, the operating cash flow generated from the Company’s properties and its $345 million credit facility. The Company anticipates that cash flow from operations and availability under its credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, its one development project, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and share repurchases. The Company plans to pay a consistent distribution on a monthly basis, with distributions based on anticipated cash generated from operations. As contemplated by the A7 and A8 mergers, beginning with the payment of the March 2014 distribution, the annual distribution rate will be $0.66 per common share. Prior to the completion of the A7 and A8 mergers, the annualized distribution rate was $0.83025 per common share. As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the duration of distributions at the $0.66 per common share annual distribution rate. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. The Company is also restricted under its $345 million credit facility from making distributions greater than 100% of funds from operations on an annual basis. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or share repurchases.

Deferred Interest and Discontinued Operations

In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) for a total sale price of $198.4 million. The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation under a long term lease for the production of natural gas. In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser, which was repaid in full by the purchaser on November 1, 2013. As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million and deferred interest earned totaling $9.0 million in the fourth quarter of 2013.

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

Hotel Operating Performance

As of December 31, 2013, the Company owned 89 hotels (one acquired during 2012, 11 acquired and one newly constructed hotel opened during 2011, 43 acquired during 2010, 12 acquired during 2009 and 21 acquired during 2008). These

Index

hotels are located in 27 states with an aggregate of 11,371 rooms and consisted of the following:  13 Courtyard hotels, two Embassy Suites hotels, five Fairfield Inn hotels, 21 Hampton Inn hotels, one full service Hilton hotel, 18 Hilton Garden Inn hotels, two Home2 Suites hotels, seven Homewood Suites hotels, one full service Marriott hotel, eight Residence Inn hotels, seven SpringHill Suites hotels and four TownePlace Suites hotels.

Room revenue for these hotels for the year ended December 31, 2013, totaled $353.3 million, and the hotels achieved average occupancy of 74%, ADR of $115 and RevPAR of $85. Room revenue for the year ended December 31, 2012 totaled $331.6 million, and the hotels achieved average occupancy of 72%, ADR of $111 and RevPAR of $80 for the period owned during 2012. Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty and higher levels of unemployment, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the industry and the Company have experienced improvements in its hotel occupancy levels, as reflected in the overall increase of the Company’s occupancy during 2013 as compared to the prior year. In addition, also signifying a progressing economy, the Company experienced an increase in ADR during 2013 as compared to the prior year. Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company, both on a comparable and pro forma basis following the A7 and A8 mergers, is forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2013 and 2012 was 122 and 120, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Part II, Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 89 hotels are operated and managed under separate management agreements, which include affiliates of one of the following companies: Crestline, Dimension, Gateway, Hilton, Inn Ventures, LBA, Marriott, McKibbon, Newport, Pillar, Raymond, Stonebridge, Vista, Western or White. The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $13.2 million, $12.3 million and $10.6 million in management fees.

Crestline, Dimension, Gateway, Inn Ventures, LBA, McKibbon, Newport, Pillar, Raymond, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $16.0 million, $14.5 million and $12.8 million in franchise royalty fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2013 and 2012, the Company’s capital improvements on existing hotels were approximately $19.4 million and $16.2 million.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, the Company

Index

is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to make distributions.

Development Project

In July 2012, the Company acquired approximately one acre of land in downtown Richmond, Virginia, for a purchase price totaling $3.0 million, for the development of adjoining Courtyard and Residence Inn hotels. In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed by the end of 2014. Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White. The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $8.9 million in development costs as of December 31, 2013.

Related Parties

The Company has, and is expected to continue to engage in significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple REIT Ten, Inc. (“Apple Ten”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Prior to the A7 and A8 mergers, Mr. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple Ten. Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight. Currently, one member of the Company’s Board of Directors is also on the Board of Directors of Apple Ten.

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

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees. Its advisor, A9A provided the Company with its day-to-day management. ASRG provided the Company with property acquisition and disposition services. The Company paid fees and reimbursed certain costs to A9A and ASRG for these services. A9A provided the management services to the Company through an affiliate, Apple Fund Management, Inc. (“AFM”), a wholly owned subsidiary of A9A prior to the A7 and A8 mergers. Prior to the A6 Merger, AFM was a wholly owned subsidiary of Apple Six. Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers. As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers effective March 1, 2014, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective Advisors, and AFM became a wholly owned subsidiary of the Company. As a result, the employees, including management, are now employed by the Company, rather than the Company’s external advisor.

Index

Also, in connection with the Merger Agreement, on August 7, 2013, the Company entered into a subcontract agreement with A10A to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to the Company. From and after the A7 and A8 mergers, the Company will provide to Apple Ten the advisory services contemplated under the A10A advisory agreement and the Company will receive fees and expenses payable under the A10A advisory agreement from Apple Ten.

See Note 7 titled Related Parties in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

As of December 31, 2013, the Company did not have any employees. During 2013, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. During 2013, the Company utilized, through an advisory agreement for corporate and strategic support, personnel from A9A which in turn utilized personnel from AFM, a subsidiary of A9A as of December 31, 2013. In connection with the A7 and A8 mergers, effective March 1, 2014, the Company became self-advised by terminating its advisory agreements and the entire membership interest of A9A in AFM was transferred and assigned to the Company, which then became the sole member of AFM. The employees of AFM not only provide support to the Company but, as discussed herein, under Related Parties, they also provide support to various related parties, including Apple Seven and Apple Eight, prior to the A7 and A8 mergers, and Apple Ten. Through AFM, the Company had 52 employees as of March 1, 2014.

Website Access

The address of the Company’s Internet website is www.applehospitalityreit.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  Information contained on the Company’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value. You should carefully consider the risks described below and the risks disclosed previously by the Company in its other filings with the SEC, in addition to the other information contained in this report.

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

General Local and National Economic Conditions

Changes in general local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the applicable franchise or lease agreement and other factors beyond the Company’s control may reduce operating results and the value of properties that the Company owns. Additionally, these items, among others, may reduce the availability of capital to the Company. As a result, cash available to make distributions to shareholders may be affected.

Index

Current Economic Environment in the Lodging Industry

Although operating results have improved, the United States continues to be in a low-growth economic environment and continues to experience historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment, including the ongoing uncertainty of national and local government fiscal policies, tax increases and potential government spending cuts, continues to have a negative impact on the lodging industry. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further depressed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry, and, in turn, negatively impacting the Company’s future growth prospects and results of operations.

Hospitality Industry

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns, changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

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

Conflicts of Interest

Glade M. Knight, the Company’s Chairman and CEO, is and will be a principal in other real estate investment transactions or programs that may compete with the Company. Currently, Mr. Knight is also the Chairman and Chief Executive Officer of Apple Ten, which is a real estate investment trust, and owner of ASRG, which provides brokerage services to Apple Ten. Mr. Knight has economic interests in these other transactions or programs. Also, one other member of the Company’s board of directors currently serves on the board of directors of Apple Ten.

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to complete planned development projects, perform renovations to its properties, make shareholder distributions or share

Index

repurchases in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation in recent years, and as a result, the Company may not be able to use debt to meet its cash requirements, including refinancing any scheduled debt maturities. The Company is also subject to risks associated with increases in interest rates which could reduce cash from operations.

The Company has obtained loans that are secured by mortgages on its properties, and the Company may obtain additional loans evidenced by promissory notes secured by mortgages on its properties. As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets. If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan. In addition, if the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to it which could affect distributions to shareholders or lower the Company’s working capital reserves or its overall value. Upon completion of the A7 and A8 mergers, the secured debt of the Company totaled approximately $544 million and was secured by 50 hotels.

Compliance with Financial Covenants

The Company’s $345 million unsecured credit facility entered into in March 2014 contains financial covenants that could require the outstanding borrowings to be prepaid prior to the scheduled maturity or restrict the amount and timing of distributions to shareholders. The covenants include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, maximum dividend payout ratio and restrictions in investments.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available at reasonable rates. Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position on the damaged or destroyed hotel, which could have a material adverse effect on the Company.

Index

Lack of Industry Diversification

The Company owns interests exclusively in hotels throughout the United States. As a result, the Company is subject to the risks inherent in investing in only a single industry. A downturn in the hotel industry may have more pronounced effects on the amount of cash available to the Company for distribution or on the value of the Company’s assets than if Company had diversified its investments.

Illiquidity of Real Estate Investments

Real estate investments are, in general, relatively difficult to sell. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. In addition, provisions of the Internal Revenue Code relating to REITs limit the Company’s ability to sell properties held for fewer than four years. This limitation may affect its ability to sell properties without adversely affecting returns to its shareholders.

Illiquidity of Shares

There is and will be no public trading market for the common shares for an indefinite period of time, if ever. Therefore, the Company’s common shares are and will be highly illiquid and very difficult to trade. There is no definite time frame to provide liquidity. There also is no definite value for the Company’s common shares prior to the time that a liquidity event occurs. In addition, there are restrictions on the transfer of the common shares currently in the Company’s amended bylaws and amended articles of incorporation. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Generally, no person may own more than 9.8% of the issued and outstanding common shares. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void and automatically transferred to a charitable trust under the provisions of the Company’s amended articles of incorporation.

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

The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company prior to a liquidity event, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid.

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. While the Company expects to satisfy these tests and expects Apple Seven and Apple Eight and the A7 and A8 mergers to satisfy the tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

Index

A7 and A8 mergers

The A7 and A8 mergers present certain risks to the Company’s business and operations, including, among others, the following:

•	The Company may not be able to realize the anticipated benefits;
•	The Company’s level of indebtedness will increase;
•	An expanded portfolio may be more difficult to manage; and
•	The Company may encounter unanticipated or unknown liabilities relating to the acquired businesses.

Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company has become subject to lawsuits. The Company is currently subject to an appeal of the dismissal of one securities class action lawsuit. In addition, one lawsuit was filed against the Company in conjunction with the A7 and A8 mergers. Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Also, other suits may be filed against the Company in the future. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and could be subject to regulatory inquiries in the future, which have resulted in and which could result in costs and personnel time commitment to respond. It may also be subject to additional investigations and action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2013, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hampton Inn	21	2,529
Hilton Garden Inn	18	2,509
Courtyard	13	1,689
Residence Inn	8	874
Homewood Suites	7	735
SpringHill Suites	7	986
Fairfield Inn	5	613
TownePlace Suites	4	453
Embassy Suites	2	316
Home2 Suites	2	237
Marriott	1	206
Hilton	1	224
Total	89	11,371

Index

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2013
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$22,686	$2,955	$39,053	$123	$42,131	$(4,818)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	0	1,037	10,581	91	11,709	(1,897)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	0	565	8,270	24	8,859	(1,537)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	7,781	961	8,483	138	9,582	(1,120)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	0	1,375	9,514	271	11,160	(1,459)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	0	1,061	16,008	80	17,149	(1,766)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	0	778	11,272	59	12,109	(1,224)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	0	1,413	14,669	1,578	17,660	(1,555)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	0	1,111	12,953	133	14,197	(1,426)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	0	1,005	17,925	182	19,112	(3,512)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	TownePlace Suites	0	992	14,543	75	15,610	(1,150)	2011	Oct-11	3 - 39 yrs.	124
Clovis	CA	Hampton Inn & Suites	0	1,287	9,888	47	11,222	(1,589)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	0	1,500	10,970	24	12,494	(1,552)	2010	Feb-10	3 - 39 yrs.	83
San Bernardino	CA	Residence Inn	0	1,490	13,662	757	15,909	(1,206)	2006	Feb-11	3 - 39 yrs.	95
Santa Ana	CA	Courtyard	0	3,082	21,051	10	24,143	(1,930)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	0	4,568	18,721	169	23,458	(3,546)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	0	1,864	7,753	1,331	10,948	(1,381)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	0	1,812	15,761	1,541	19,114	(3,454)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	0	2,539	14,493	2,280	19,312	(2,828)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	0	894	7,423	1,310	9,627	(1,841)	2000	Oct-08	3 - 39 yrs.	81
Ft. Lauderdale	FL	Hampton Inn	0	2,235	17,590	1,240	21,065	(3,171)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	0	1,972	9,987	2,043	14,002	(2,066)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	0	3,140	22,580	346	26,066	(3,584)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	0	3,141	25,779	107	29,027	(4,113)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	TownePlace Suites	0	908	9,549	15	10,472	(1,395)	2010	Jan-10	3 - 39 yrs.	103
Panama City Beach	FL	Hampton Inn & Suites	0	1,605	9,995	33	11,633	(1,760)	2009	Mar-09	3 - 39 yrs.	95
Tampa	FL	Embassy Suites	0	1,824	20,034	408	22,266	(2,089)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	0	899	7,263	31	8,193	(1,099)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	0	1,335	21,114	271	22,720	(2,658)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	0	2,246	28,328	319	30,893	(2,790)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	0	1,722	21,843	73	23,638	(2,137)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	0	1,450	19,122	256	20,828	(2,021)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	0	1,171	20,894	275	22,340	(2,079)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	0	1,310	11,542	142	12,994	(1,182)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	0	898	12,862	89	13,849	(1,299)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	0	1,099	8,708	13	9,820	(1,122)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	0	1,280	13,870	73	15,223	(2,203)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	0	0	17,898	1,934	19,832	(2,452)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	0	709	9,400	10	10,119	(905)	2011	Jun-11	3 - 39 yrs.	103
West Monroe	LA	Hilton Garden Inn	0	832	14,872	1,463	17,167	(2,109)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	0	702	5,799	1,881	8,382	(1,073)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	0	1,361	16,094	77	17,532	(1,931)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	0	1,213	15,052	319	16,584	(1,655)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	0	916	13,225	57	14,198	(2,176)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,102	727	9,363	164	10,254	(1,247)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn	13,001	1,758	20,954	1,384	24,096	(2,553)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	0	758	15,287	1,113	17,158	(1,813)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Residence Inn	0	906	9,151	66	10,123	(1,783)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	0	1,031	4,937	4,051	10,019	(3,008)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	0	1,232	18,343	2,615	22,190	(3,506)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	0	746	10,563	6	11,315	(1,230)	2011	Feb-11	3 - 39 yrs.	118
Holly Springs	NC	Hampton Inn & Suites	0	1,620	13,260	32	14,912	(1,577)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	0	632	8,608	100	9,340	(1,171)	2008	Feb-10	3 - 39 yrs.	86
Mt. Laurel	NJ	Homewood Suites	0	1,589	13,476	1,703	16,768	(1,449)	2006	Jan-11	3 - 39 yrs.	118
West Orange	NJ	Courtyard	0	2,054	19,513	1,541	23,108	(2,052)	2005	Jan-11	3 - 39 yrs.	131
Twinsburg	OH	Hilton Garden Inn	0	1,419	16,614	1,802	19,835	(3,482)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	0	1,430	31,327	66	32,823	(3,743)	2009	May-10	3 - 39 yrs.	200
Collegeville	PA	Courtyard	12,327	2,115	17,953	1,726	21,794	(2,135)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,337	996	20,374	1,339	22,709	(1,948)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	0	2,503	18,537	1,272	22,312	(3,282)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	0	986	14,656	91	15,733	(2,571)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	0	692	12,281	131	13,104	(2,090)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	0	1,105	8,632	26	9,763	(1,444)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	0	2,754	39,997	94	42,845	(4,259)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	0	1,153	15,206	1	16,360	(930)	2012	May-12	3 - 39 yrs.	119
Allen	TX	Hampton Inn & Suites	0	1,442	11,456	1,391	14,289	(2,534)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	9,787	2,130	16,731	2,957	21,818	(4,388)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	0	1,217	8,738	396	10,351	(993)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	0	1,579	18,487	79	20,145	(1,951)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	0	1,306	16,504	42	17,852	(1,753)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	6,696	1,459	17,184	1,722	20,365	(3,221)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	0	1,614	14,451	218	16,283	(1,509)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	6,702	1,898	16,462	2,138	20,498	(3,301)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	0	1,177	16,180	73	17,430	(3,133)	2008	Oct-08	3 - 39 yrs.	133
Dallas	TX	Hilton	19,545	2,221	40,350	6,759	49,330	(4,699)	2001	May-11	3 - 39 yrs.	224
Duncanville	TX	Hilton Garden Inn	12,907	2,378	15,935	2,148	20,461	(3,728)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	0	1,244	18,300	20	19,564	(1,406)	2011	Dec-11	3 - 39 yrs.	145

Index

Real Estate and Accumulated Depreciation — (Continued)
As of December 31, 2013
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost	Deprec.	Construction	Acquired	Life	Rooms
Frisco	TX	Hilton Garden Inn	$0	$2,507	$12,981	$97	$15,585	$(2,402)	2008	Dec-08	3 - 39 yrs.	102
Ft. Worth	TX	TownePlace Suites	0	2,104	16,311	51	18,466	(1,933)	2010	Jul-10	3 - 39 yrs.	140
Grapevine	TX	Hilton Garden Inn	11,509	1,522	15,543	109	17,174	(1,814)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	0	4,143	46,623	48	50,814	(6,399)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	5,605	705	9,610	1,198	11,513	(1,117)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	0	3,361	23,919	1,732	29,012	(4,894)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,701	865	10,999	1,385	13,249	(2,174)	2001	Mar-09	3 - 39 yrs.	94
Texarkana	TX	Hampton Inn & Suites	4,747	636	8,723	941	10,300	(1,009)	2004	Jan-11	3 - 39 yrs.	81
Salt Lake City	UT	SpringHill Suites	0	1,092	16,465	50	17,607	(1,734)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	SpringHill Suites	0	5,968	0	18,940	24,908	(2,157)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	9,086	1,723	19,162	1,654	22,539	(3,880)	2004	Nov-08	3 - 39 yrs.	175
Manassas	VA	Residence Inn	0	1,395	14,962	972	17,329	(1,324)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Corporate Office	0	682	3,723	59	4,464	(168)	1893	May-13	3 - 39 yrs.	N/A
			159,519	140,831	1,405,224	86,200	1,632,255	(200,754)				11,371

Other real estate investments:

Richmond	VA	Hotel under construction	0	3,115	0	8,882	11,997	0		Jul-12		0
			$159,519	$143,946	$1,405,224	$95,082	$1,644,252	$(200,754)				11,371

(1) Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.

Investment in real estate at December 31, 2013, consisted of the following (in thousands):

Land	$143,946
Building and Improvements	1,360,634
Furniture, Fixtures and Equipment	126,218
Franchise Fees	4,572
Construction in Progress	8,882
1,644,252
Less Accumulated Depreciation	(200,754)
Investment in Real Estate, net	$1,443,498

For additional information about the Company’s properties, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of March 1, 2014, subsequent to the A7 and A8 mergers, the Company owned 188 continuing hotels located in 33 states with an aggregate of 23,490 rooms. The tables below show the number of guest rooms by brand and state:

Number of Guest Rooms by Brand
	Total by	Number of
Brand	Brand	Rooms
Courtyard	34	4,391
Hampton Inn	32	3,731
Hilton Garden Inn	31	4,118
Residence Inn	25	2,864
Homewood Suites	24	2,645
SpringHill Suites	14	1,868
TownePlace Suites	11	1,106
Fairfield Inn	8	944
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	204
Total	188	23,490

Index

Number of Guest Rooms by State
Number of
State	Rooms
Alabama	1,206
Alaska	169
Arizona	926
Arkansas	507
California	2,527
Colorado	326
Florida	1,834
Georgia	570
Idaho	416
Illinois	601
Indiana	236
Kansas	422
Kentucky	130
Louisiana	771
Massachusetts	466
Maryland	233
Michigan	148
Minnesota	124
Mississippi	264
Missouri	544
Nebraska	181
New Jersey	629
New York	368
North Carolina	1,437
Ohio	218
Oklahoma	302
South Carolina	325
Pennsylvania	391
Tennessee	796
Texas	3,577
Utah	257
Virginia	1,980
Washington	609
Total	23,490

Item 3.	Legal Proceedings

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc.

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and

Index

the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. In response to the Defendants-Appellees Briefs, the Plaintiffs-Appellants filed a Reply Brief with the court on November 15, 2013. Oral arguments in the Second Circuit Court of Appeals are scheduled on March 31, 2014. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.). The complaint alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the Mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters.

The complaint demands (i) an order stating that the action may be maintained as a class action and certifying plaintiffs as class representatives, (ii) that defendants be enjoined from proceeding with and closing the Mergers, (iii) an award of damages, and (iv) reimbursement of plaintiffs’ attorneys’ fees and other costs.

The Company believes that plaintiffs’ claims are without merit and intends to defend these cases vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 4.	Mine Safety Disclosures

Not Applicable.

Index

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public trading market in which the Company’s common shares are traded. As of December 31, 2013 there were 182.8 million Units outstanding. Each Unit consisted of one common share, no par value, and one Series A preferred share of the Company. The Units were held by approximately 38,000 beneficial shareholders prior to the A7 and A8 mergers discussed below.

Effective March 1, 2014, the Company completed its previously announced mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”). Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively. Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities. Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub are the surviving corporations. Under the terms of the Merger Agreement, upon completion of the A7 and A8 mergers, the Company’s common shares totaling 182,784,131 prior to the mergers remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) was converted into one (the “Apple Seven exchange ratio”) common share of the Company, or a total of approximately 90,613,633 common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) was converted into 0.85 (the “Apple Eight exchange ratio”) common share of the Company, or a total of approximately 78,319,004 common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated. The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated, and the holders of the Units only hold common shares of the Company and no longer are entitled to a priority distribution upon the sale of assets in liquidation associated with the Series A preferred shares.

Effective with the A7 and A8 mergers, there are approximately 374 million common shares outstanding held by approximately 55,000 beneficial shareholders. Also, effective with the A7 and A8 mergers, the Company increased the number of authorized common shares from 400 million to 800 million providing greater flexibility for the Company with the increase in outstanding common shares due to the mergers.

On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan and Unit Redemption Program as it evaluated the potential merger transaction and as mandated by the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013 and the last redemption occurred in the second quarter of 2013. As discussed further below, since inception of the Dividend Reinvestment Plan and Unit Redemption Program, 12.3 million Units have been issued and 11.7 million Units redeemed. The last price offered/paid under the Dividend Reinvestment Plan prior to suspension was $10.25 per Unit and was based on the most recent price at which an unrelated person purchased the Company’s Units from the Company. The price of $10.25 per Unit was not based on an appraisal or valuation of the Company or its assets. The Company also used the original price paid for Units less Special Distributions ($10.25 per Unit in most cases) for redemptions under its Unit Redemption Program with the intention of providing limited liquidity based on those interested in purchasing additional Units through the Company’s Dividend Reinvestment Plan. During 2013 and 2012, the Company issued 2.1 million Units and 4.8 million Units respectively under its Dividend Reinvestment Plan, and redeemed under its Unit Redemption Program, approximately 2.0 million Units at $10.11 per Unit and 5.0 million Units at $10.35 per Unit, respectively.

Index

During 2013 and 2012, there were two tender offers made for the Units of the Company by a group of related bidders. The Units acquired, as reported by the bidders, through the two tender offers were 74,010 Units for $6.25 per Unit in June 2012 and 422,721 Units for $7.00 per Unit in May 2013, representing a total of approximately 0.27% of the Company’s outstanding Units at December 31, 2013.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. In conjunction with the sale of its 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”). Distributions (excluding the Special Distribution) during 2013, 2012 and 2011 totaled approximately $151.6 million, $155.0 million and $160.4 million, respectively. Distributions for August 2012 through December 31, 2013 were paid at a monthly rate of $0.0691875 per common share, June and July 2012 distributions were paid at a monthly rate of $0.069167 per common share and, prior to June 2012, distributions were paid monthly at a rate of $0.073334 per share. In conjunction with the Special Distribution, in May 2012, the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share. The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors slightly increased the annual distribution rate from $0.83 per common share to $0.83025 per common share.

As contemplated by the A7 and A8 mergers, beginning with the payment of the March 2014 distribution, the annual distribution rate will be $0.66 per common share. Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties, planned development projects and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s $345 million credit facility limits distributions to 100% of funds from operations annually unless the Company is required to distribute more to meet REIT requirements.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25). The Company has registered 20.0 million Units for potential issuance under the plan. Since inception of the plan through December 31, 2013, approximately 12.3 million Units, representing $131.0 million in proceeds to the Company, were issued under the plan. During the years ended December 31, 2013, 2012 and 2011, approximately 2.1 million Units, representing $22.0 million in proceeds to the Company, 4.8 million Units, representing $50.0 million in proceeds to the Company, and 5.4 million Units, representing $59.1 million in proceeds to the Company, were issued under the plan. On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction, and as mandated by the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013 at $10.25 per Unit.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder). The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction, and as mandated by the Merger Agreement. As a result, the last redemption occurred in the second quarter of 2013.

Index

Since inception of the program through December 31, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million, including approximately 2.0 million Units in the amount of $20.0 million during the year ended December 31 2013. Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result the Board of Directors has limited the amount of redemptions as deemed prudent. Therefore, as contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 41% and 18% of the amounts requested redeemed in the third and fourth quarters of 2011; 14%, 13%, 9% and 9% in the first, second, third and fourth quarters of 2012; and 8% in both the first and second quarters of 2013, leaving approximately 12.1 million Units requested but not redeemed as of the last scheduled redemption date in the second quarter of 2013 (April 2013). Prior to July 2011, the Company had redeemed 100% of redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of the Unit redemptions during 2012 and 2013:

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

Preferred Shares

No preferred shares of the Company, other than the Series A preferred shares and Series B convertible preferred shares, have been issued, and in connection with the A7 and A8 mergers, effective March 1, 2014, the Series A preferred shares and Series B convertible preferred shares were terminated and are no longer outstanding. The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Index

Non-Employee Directors’ Stock Option Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. The options issued under the Directors’ Plan convert upon exercise of the options to common shares. The following is a summary of securities issued under the Directors’ Plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors’ Stock Option Plan	590,781	$10.67	2,563,310

As a result of the A7 and A8 mergers, as of March 1, 2014, a total of 1,379,724 options were outstanding at exercise prices ranging from $10.25 to $12.94 per common share.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2013. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

(in thousands except per share and statistical data)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Revenues:
Room revenue	$353,338	$331,610	$291,858	$144,988	$76,163
Other revenue	34,653	33,976	28,642	15,147	9,043
Total revenue	387,991	365,586	320,500	160,135	85,206

Expenses and other income:
Hotel operating expenses	220,214	206,568	184,641	97,292	52,297
Property taxes, insurance and other	20,858	19,984	18,387	9,545	5,523
General and administrative	6,169	8,590	8,189	6,472	4,079
Acquisition related costs	74	464	5,275	19,379	4,951
Merger transaction costs	3,105	637	-	-	-
Depreciation	54,827	52,748	48,415	28,391	14,095
Investment income from note receivable	(9,040)	-	-	-	-
Interest expense, net	8,446	6,745	4,371	931	1,018
Income tax expense	1,422	1,166	1,068	728	430
Total expenses and other income	306,075	296,902	270,346	162,738	82,393
Income (loss) from continuing operations	81,916	68,684	50,154	(2,603)	2,813
Income from discontinued operations, net of tax	33,306	6,792	19,834	18,860	14,041
Net income	$115,222	$75,476	$69,988	$16,257	$16,854

Per Share:
Income (loss) from continuing operations per common share	$0.45	$0.37	$0.27	$(0.02)	$0.05
Income from discontinued operations per common share	0.18	0.04	0.11	0.14	0.21
Net income per common share	$0.63	$0.41	$0.38	$0.12	$0.26
Distributions paid per common share (a)	$0.83	$1.60	$0.88	$0.88	$0.88
Weighted-average common shares outstanding - basic and diluted	182,616	182,222	182,396	135,825	66,041

Balance Sheet Data (at end of period):
Cash and cash equivalents	$18,102	$9,027	$30,733	$224,108	$272,913
Investment in real estate, net	$1,443,498	$1,463,894	$1,480,722	$1,461,922	$687,509
Real estate held for sale	$—	$—	$158,552	$—	$—
Total assets	$1,491,281	$1,526,017	$1,700,967	$1,745,942	$982,513
Notes payable	$162,551	$166,783	$124,124	$99,649	$58,688
Shareholders' equity	$1,311,811	$1,346,133	$1,563,590	$1,634,039	$917,405
Net book value per share	$7.18	$7.37	$8.55	$9.01	$9.31

Other Data:
Cash Flow From (Used In):
Operating activities	$137,446	$122,966	$116,044	$38,758	$29,137
Investing activities	$25,446	$105,951	$(166,085)	$(786,103)	$(341,131)
Financing activities	$(153,817)	$(250,623)	$(143,334)	$698,540	$509,714
Number of hotels owned at end of period	89	89	88	76	33
Average Daily Rate (ADR) (b)	$115	$111	$107	$102	$104
Occupancy	74%	72%	70%	65%	62%
Revenue Per Available Room (RevPAR) (c)	$85	$80	$74	$66	$64
Total rooms sold (d)	3,087,323	2,985,543	2,733,381	1,421,276	732,553
Total rooms available (e)	4,153,534	4,140,462	3,924,417	2,179,566	1,183,837

Modified Funds From Operations Calculation (f):
Net income	$115,222	$75,476	$69,988	$16,257	$16,854
Gain on sale of real estate (g)	(33,306)	-	-	-	-
Depreciation of real estate owned	54,827	52,748	49,815	30,749	15,936
Funds from operations	136,743	128,224	119,803	47,006	32,790
Acquisition related costs	74	464	5,275	19,379	4,951
Merger transaction costs	3,105	637	-	-	-
Straight-line rental income	-	(1,975)	(6,158)	(6,104)	(4,618)
Deferred interest earned on note receivable	(4,270)	4,270	-	-	-
Modified funds from operations	$135,652	$131,620	$118,920	$60,281	$33,123

Index

(a)	2012 distributions include a special distribution of $0.75 per common share paid in May 2012.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.
(d)	Represents the number of room nights sold during the period.
(e)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.
(f)
Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles — GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. Modified FFO (MFFO) excludes rental revenue earned, but not received during the period or straight-line rental income, costs associated with the acquisition of real estate and costs associated with merger transactions and includes interest on a note receivable that was not included in net income until the gain on sale was recognized in 2013 (which is excluded from FFO) in the period earned. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company's definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

(g)
In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area for a total sale price of $198.4 million. In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser, which was repaid in full by the purchaser on November 1, 2013. As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million and deferred interest earned totaling $9.0 million in the fourth quarter of 2013.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the successful execution of the Company’s recent mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized November 9, 2007, with its first investor closing on May 14, 2008. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on July 31, 2008. As of December 31, 2013, the Company owned 89 hotels (one acquired during 2012, 11 acquired and one newly constructed hotel opened during 2011, 43 acquired during 2010, 12 acquired during 2009 and 21 acquired during 2008). Accordingly, the results of operations include only results from the date of ownership of the properties.

Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its previously announced mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”). Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively. Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities. Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub are the surviving corporations. Under the terms of the Merger Agreement, upon completion of the A7 and A8 mergers, the Company’s common shares totaling 182,784,131 prior to the mergers remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) was converted into one (the “Apple Seven exchange ratio”) common share of the Company, or a total of approximately 90,613,633 common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) was converted into 0.85 (the “Apple Eight exchange ratio”) common share of the Company, or a total of approximately 78,319,004 common shares, and each issued and outstanding Series B

Index

convertible preferred share of Apple Eight was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated. The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated, and the holders of the Units only hold common shares of the Company. Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred approximately $3.1 million in expenses for the year ended December 31, 2013, and anticipates that the total merger costs will be approximately $5.0 million.

With the completion of the A7 and A8 mergers, the Company owns 188 continuing hotels with an aggregate of 23,490 rooms located in 33 states. In addition, effective with the merger, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc. and a total of approximately 374 million common shares were outstanding.

Upon completion of the A7 and A8 mergers, which were effective March 1, 2014, the Company assumed approximately $385.1 million in mortgage debt, secured by 34 properties. These assumed notes have maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%. On March 3, 2014, the Company terminated its $50 million unsecured credit facility, which as of December 31, 2013 had no borrowings outstanding and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and $100 million term loan) and the Company borrowed $150 million under the new facility which was used to repay Apple Seven and Apple Eight’s outstanding balances on their respective credit facilities and to pay closing costs.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company continue to see improvement in both revenues and operating income as compared to the prior year. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the ongoing uncertainty surrounding the national and local government fiscal policies (including tax increases and potential government spending cuts), the Company, both on a comparable and pro forma basis following the A7 and A8 mergers, is forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013.

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

Index

The following is a summary of the results from continuing operations of the 89 hotels owned as of December 31, 2013 for their respective periods of ownership by the Company:

	Years Ended December 31,
(in thousands, except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total revenue	$387,991	100%	$365,586	100%	6%
Hotel operating expenses	220,214	57%	206,568	57%	7%
Property taxes, insurance and other expense	20,858	5%	19,984	5%	4%
General and administrative expense	6,169	2%	8,590	2%	-28%

Acquisition related costs	74		464		-84%
Merger transaction costs	3,105		637		387%
Depreciation	54,827		52,748		4%
Interest expense, net	8,446		6,745		25%
Income tax expense	1,422		1,166		22%

Number of hotels	89		89		0%
Average Market Yield(1)	122		120		2%
ADR	$115		$111		4%
Occupancy	74%		72%		3%
RevPAR	$85		$80		6%
____________________
(1)  Calculated from data provided by Smith Travel Research, Inc.®  Excludes hotels under renovation or opened less than two years during the applicable periods.

Legal Proceedings

The Apple REIT Entities, including the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc. are currently subject to an appeal of the dismissal of one securities class action lawsuit. On March 31, 2013, the court dismissed the complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees’ Briefs were filed October 25, 2013, and Plaintiffs-Appellants filed their Reply Brief November 15, 2013. Oral arguments in the Second Circuit Court of Appeals are scheduled on March 31, 2014. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. For additional information about the history of the securities class action lawsuit, refer to Note 13 titled Legal Proceedings and Related Matters in Part II, Item 8 the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors, which complaint alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the Mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters. The complaint demands (i) an order stating that the action may be maintained as a class action and certifying plaintiffs as class representatives, (ii) that defendants be enjoined from proceeding with and closing the Mergers, (iii) an award of damages, and (iv) reimbursement of plaintiffs’ attorneys’ fees and other costs.

The Company believes that plaintiffs’ claims are without merit and intends to defend these cases vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of December 31, 2013. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500
Bristol	VA	Courtyard	LBA	11/7/2008	175	18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94	11,500
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	32,657
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	17,261
West Monroe	LA	Hilton Garden Inn	Pillar (1)	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	$10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000
Tampa	FL	Embassy Suites	White	11/2/2010	147	21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Newport (1)	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Newport (1)	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	Pillar (1)	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Crestline (1)	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Inn Ventures (1)	2/16/2011	95	13,600
Alexandria (2)	VA	SpringHill Suites	Marriott	3/28/2011	155	24,863
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974
Nashville	TN	Home2 Suites	Vista	5/31/2012	119	16,660
Total					11,371	$1,546,839
_______________________
(1)	Managers noted were effective January 1, 2014.
(2)	Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011. The gross purchase price includes the acquisition of land during 2009 and construction costs.

Development Project

In July 2012, the Company acquired approximately one acre of land in downtown Richmond, Virginia, for a purchase price totaling $3.0 million, for the development of adjoining Courtyard and Residence Inn hotels. In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed by the end of 2014. Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White. The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $8.9 million in development costs as of December 31, 2013.

Index

Management and Franchise Agreements

Each of the Company’s 89 hotels are operated and managed under separate management agreements, which include affiliates of one of the following companies: Crestline Hotels & Resorts, Inc. (“Crestline”), Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Hilton Management LLC (“Hilton”), Inn Ventures, Inc. (“Inn Ventures”), LBAM-Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Pillar Hotels and Resorts, L.P. (“Pillar”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Vista Host, Inc. (“Vista”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White”). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $13.2 million, $12.3 million and $10.6 million in management fees.

Crestline, Dimension, Gateway, Inn Ventures, LBA, McKibbon, Newport, Pillar, Raymond, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $16.0 million, $14.5 million and $12.8 million in franchise royalty fees.

Results of Operations for Years 2013 and 2012

As of December 31, 2013, the Company owned 89 hotels with 11,371 rooms (including one newly constructed hotel acquired on May 31, 2012, the same day the hotel opened for business). No other hotels have been purchased since the beginning of January 1, 2012.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income improved during 2013 as compared to 2012 and the Company expects continued improvement in revenue and operating income in 2014 as compared to 2013. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the years ended December 31, 2013 and 2012, the Company had hotel revenue of $388.0 million and $365.6 million, respectively. This revenue reflects hotel operations for the 89 hotels owned as of December 31, 2013 for their respective periods of ownership by the Company. For the years ended December 31, 2013 and 2012, the hotels achieved combined average occupancy of 74% and 72%, ADR of $115 and $111 and RevPAR of $85 and $80. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the year ended 2013, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its hotels of 3% during 2013 as compared to 2012. In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 4% for its hotels during 2013 as compared to the prior year. Although certain markets have been negatively impacted by reduced government spending, with overall continued demand and room rate improvement, the Company, both on a comparable and pro forma basis following the A7 and A8 mergers, is forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2013 and 2012 was 122 and 120, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

Index

Expenses

Hotel operating expenses relate to the 89 hotels owned as of December 31, 2013 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2013 and 2012, hotel operating expenses totaled $220.2 million and $206.6 million, or 57% of total revenue for each respective period. Overall hotel operational expenses for 2013 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to new government regulations surrounding healthcare. In addition, operating expenses were impacted by several hotel renovations with approximately 21,000 room nights out of service during 2013 and 22,000 during 2012. Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the years ended December 31, 2013 and 2012 totaled $20.9 million and $20.0 million, or 5% of total revenue for each respective period. For comparable hotels, real estate taxes during the year ended December 31, 2013 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities and from the improved economy, partially offset by a decrease in 2013 due to successful appeals of tax assessments at certain locations. With the economy continuing to improve, the Company anticipates increases in property tax assessments in 2014. The Company will continue to appeal tax assessments in certain jurisdictions to minimize the tax increases as warranted.

General and administrative expense for the years ended December 31, 2013 and 2012 was $6.2 million and $8.6 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. During the years ended December 31, 2013 and 2012, the Company incurred approximately $0.8 million and $1.7 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC. Also, during 2013, the Company received approximately $2.1 million in reimbursements from its directors and officers’ liability insurance related to claims for costs incurred through September 2013 pertaining to these matters, which is included in general and administrative expense in 2013. The SEC staff had been conducting a non-public investigation, which was focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC from 2008 to 2011. In February 2014, the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., each of their advisors, and their Chief Executive and Chief Financial Officers entered into a settlement of the previously disclosed investigation. No penalties were required to be paid by the Company. See further discussion in Note 13 titled Legal Proceedings and Related Matters in Part II, Item 8 the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The issues raised by the SEC had no impact on the Company's consolidated financial statements. As discussed herein under Related Parties, the Company shares legal counsel with the other Apple REIT Entities. Total costs for these legal matters for all of the Apple REIT Entities were approximately $2.9 million and $7.3 million during the years ended December 31, 2013 and 2012. The Company anticipates it will continue to incur costs associated with the litigation discussed herein until resolved and the SEC investigation during the first quarter of 2014 and will continue to submit claims requesting reimbursements from its directors and officers liability insurance policy.

Merger transaction costs for the years ended December 31, 2013 and 2012 totaled $3.1 million and $0.6 million. Costs incurred during the year ended December 31, 2013 were in connection with the A7 and A8 mergers discussed herein. The Company anticipates incurring additional costs associated with the A7 and A8 mergers in 2014, bringing total estimated costs for the Company to approximately $5.0 million. Costs incurred during the year ended December 31, 2012 were associated with the Company’s evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Eight, Inc. (the “other Apple REITs”). In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.

Acquisition related costs for the years ended December 31, 2013 and 2012 were $0.1 million and $0.5 million. During the second quarter of 2013, the Company purchased two land parcels which had previously been leased from a third party. The Company did not complete any hotel acquisitions during 2013 and completed only one hotel acquisition during 2012, resulting in a significant decline in these costs from prior years. The costs include title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”) for the properties acquired or newly opened during the respective period.

Index

Depreciation expense for the years ended December 31, 2013 and 2012 was $54.8 million and $52.7 million. Depreciation expense primarily represents expense of the Company’s 89 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was due to the increase in the number of properties owned and renovations completed throughout 2013 and 2012.

Interest expense for the years ended December 31, 2013 and 2012 was $9.0 million and $7.4 million, respectively and for both periods is net of approximately $0.7 million of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter of 2012, borrowings on the Company’s $50 million revolving line of credit beginning in January 2013 and borrowings on the Company’s $30 million non-revolving line of credit in May 2012 that was extinguished and paid off during the third quarter of 2012. During the years ended December 31, 2013 and 2012, the Company also recognized in both periods $0.6 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and one mortgage note acquired during 2010.

Results of Operations for Years 2012 and 2011

As of December 31, 2012, the Company owned 89 hotels with 11,371 rooms as compared to 88 hotels (of which 11 were acquired and one newly constructed hotel opened during 2011), with a total of 11,252 rooms as of December 31, 2011. As a result of the acquisition activity during 2011 and 2012, a comparison of operations for 2012 to prior periods is not representative of the results that would have occurred if all properties had been owned for the entire periods presented.

Revenues

For the years ended December 31, 2012 and 2011, the Company had hotel revenue of $365.6 million and $320.5 million, respectively. This revenue reflects hotel operations for the 89 hotels owned as of December 31, 2012 for their respective periods of ownership by the Company. For the years ended December 31, 2012 and 2011, the hotels achieved combined average occupancy of approximately 72% and 70%, ADR of $111 and $107 and RevPAR of $80 and $74. During 2012, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its comparable hotels of 3% in 2012 as compared to 2011. In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 4% for comparable hotels during 2012 as compared to the prior year. The Company’s average Market Yield for 2012 and 2011 was 123 and 122, respectively and excludes hotels under renovation or open less than two years. In addition, seven of the hotels owned as of December 31, 2012 had opened since the beginning of 2011. Generally, newly constructed hotels require 12-24 months to establish themselves in their respective markets. Therefore, revenue is below anticipated or market levels for this period of time.

Expenses

Hotel operating expenses relate to the 89 hotels owned as of December 31, 2012 for their respective periods owned. For the years ended December 31, 2012 and 2011, hotel operating expenses totaled $206.6 million or 57% of total revenue and $184.6 million or 58% of total revenue. Seven of the hotels owned as of December 31, 2012 had opened since the beginning of 2011 and as a result, hotel operating expenses as a percentage of total revenue for these hotels were higher than is expected once the properties have established themselves within their respective markets. In addition, operating expenses were impacted by several hotel renovations, with approximately 22,000 room nights out of service during 2012 and 16,000 room nights out of service during 2011 due to such renovations.

Property taxes, insurance, and other expense for the years ended December 31, 2012 and 2011 totaled $20.0 million or 5% of total revenue and $18.4 million or 6% of total revenue. For comparable hotels, real estate taxes decreased in 2012 due to successful appeals of tax assessments at certain locations. These decreases were partially offset by higher taxes for certain properties due to the reassessment of property values by localities resulting from the improved economy. Also, for comparable hotels, 2012 insurance rates increased due to property and casualty carriers’ losses world-wide in 2011.

General and administrative expense for the years ended December 31, 2012 and 2011 was $8.6 million and $8.2 million. During 2012 and 2011, the Company incurred approximately $1.7 million and $1.1 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC discussed above. Total costs for these legal matters for all of the Apple REIT Entities were approximately $7.3 million and $4.4 million during 2012 and 2011.

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

Interest expense for the years ended December 31, 2012 and 2011 was $7.4 million and $6.0 million, respectively and is net of approximately $0.7 million and $0.5 million of interest capitalized associated with renovation and construction projects. Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter of 2012 totaling $47.7 million, and borrowings on the Company’s $30 million non-revolving line of credit in May 2012 that was extinguished and paid off during the third quarter of 2012 with a portion of the proceeds from the newly originated mortgage loans. During the years ended December 31, 2012 and 2011, the Company also recognized $0.6 million and $1.6 million in interest income, primarily representing interest on excess cash invested in short-term money market instruments and two mortgage notes acquired during 2010, of which one of the notes totaling $11.0 million was repaid by the borrower in December 2011.

Deferred Interest and Discontinued Operations

In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) for a total sale price of $198.4 million. The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation under a long term lease for the production of natural gas. In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser, which was repaid in full by the purchaser on November 1, 2013. In accordance with the Accounting Standards Codification on real estate sales, the sales transaction was accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note was deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing, exceeded the Company’s cost basis of the 110 parcels sold. Prior to repayment of the note, the note receivable was included in the Company’s consolidated balance sheets, net of the total deferred gain. As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million, which was included in income from discontinued operations as noted below, and deferred interest earned totaling $9.0 million as investment income in the fourth quarter of 2013.

The 110 parcels was a separate reportable segment and the results of operations and gain on sale for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations. Total income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 totaled $33.3 million, $6.8 million and $19.8 million, respectively. The Company used the proceeds from the repayment of the note to reduce the outstanding balance under its $50 million credit facility and fund general corporate purposes, including working capital, renovations and hotel development.

Related Parties

The Company has, and is expected to continue to engage in significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple REIT Ten, Inc. (“Apple Ten”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Prior to the A7 and A8 mergers, Mr. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple Ten. Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight. Currently, one member of the Company’s Board of Directors is also on the Board of Directors of Apple Ten.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors. Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”). Prior to the A6 Merger, Glade M. Knight was

Index

Chairman and Chief Executive Office of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees. Its advisor, A9A provided the Company with its day-to-day management. ASRG  provided the Company with property acquisition and disposition services. The Company paid fees and reimbursed certain costs to A9A and ASRG for these services. A9A provided the management services to the Company through an affiliate, Apple Fund Management, Inc. (“AFM”), a wholly owned subsidiary of A9A prior to the A7 and A8 mergers. Prior to the A6 Merger, AFM was a wholly owned subsidiary of Apple Six. Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers. As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers effective March 1, 2014, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective Advisors, and AFM became a wholly owned subsidiary of the Company. As a result, the employees, including management, are now employed by the Company, rather than the Company’s external advisor.

Also, in connection with the Merger Agreement, on August 7, 2013, the Company entered into a subcontract agreement with A10A to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to the Company. From and after the A7 and A8 mergers, the Company will provide to Apple Ten the advisory services contemplated under the A10A advisory agreement and the Company will receive fees and expenses payable under the A10A advisory agreement from Apple Ten.

See Note 7 titled Related Parties in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Series B Convertible Preferred Stock

In November 2007, the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000, which were outstanding as of December 31, 2013. There are no dividends payable on the Series B convertible preferred shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers effective March 1, 2014, the Company became self-advised and the existing advisory agreements between the Company and A9A and ASRG were terminated. In accordance with the terms of the Company’s articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.

Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2013:

		Amount of Commitments Expiring per Period
(000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Development obligations (1)	$28,900	$28,900	$-	$-	$-
Debt (including interest of $33.2 million)	194,732	12,999	109,343	24,238	48,152
Ground Leases	2,220	52	104	104	1,960
	$225,852	$41,951	$109,447	$24,342	$50,112

(1)
In May 2013, the Company entered into a construction contract with a third party to develop adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia. Amount presented above represents accrued and unpaid development costs totaling approximately $1.9 million as of December 31, 2013 and additional budgeted costs totaling approximately $27 million expected to be incurred as well as the expected timing of such costs related to this project.

Index

Capital Resources

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that was utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company could make voluntary prepayments in whole or in part, at any time. The initial maturity date was November 2014; however, as noted below, the $50 million credit facility was terminated in March 2014 after completion of the A7 and A8 mergers. Interest payments were due monthly and the interest rate, subject to certain exceptions, was equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company was also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter. As of December 31, 2013, there were no borrowings outstanding under the $50 million credit facility. The credit agreement required the Company to maintain a specific pool of Unencumbered Borrowing Base Properties and contained customary affirmative covenants, negative covenants and events of default.

As noted above, upon completion of the A7 and A8 mergers, in March 2014, the Company terminated its $50 million credit facility, which as of December 31, 2013 had no borrowings outstanding and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan). On March 3, 2014, the Company borrowed $150 million under the new facility which was used to repay Apple Seven and Apple Eight’s outstanding balances on their respective credit facilities and to pay closing costs. The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of share repurchases and distributions. The $345 million credit facility may be increased to $700 million, subject to certain conditions. Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time. The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019. The $100 million term loan matures in March 2019. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In conjunction with the $100 million term loan, the Company and a commercial bank entered into an interest rate swap agreement for the same notional amount and maturity as the term loan. The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019. The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $345 million credit facility, based on the amount of borrowings outstanding during the quarter. The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults. It also contains quarterly financial covenants which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, maximum dividend payout ratio and restrictions in investments.

Capital Uses

The Company’s principal sources of liquidity are cash on hand, the operating cash flow generated from the Company’s properties and its $345 million credit facility. The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements (including its development project discussed herein), required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and share repurchases.

As a result of the sale of its 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”). As a result of the sale and Special Distribution, the Company’s Board of Directors changed the annualized distribution rate from $0.88 per common share to $0.83 per common share beginning with the June 2012 distribution, and in August 2012, the Board of Directors increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share. Additionally, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25), and the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder).

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during 2013 totaled approximately $151.6 million and were paid at a monthly rate of $0.0691875 per common share. For the same period the Company’s net cash generated from operations was approximately $137.4 million. This shortfall includes a return of capital and was funded by cash on hand, borrowings on the $50 million credit facility and proceeds received from the repayment of the Company’s $60 million note receivable on November 1, 2013.

Index

As contemplated by the A7 and A8 mergers, beginning with the payment of the March 2014 distribution, the annual distribution rate will be $0.66 per common share. Prior to the completion of A7 and A8 mergers, the annualized distribution rate was $0.83025 per common share. As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements, completion of planned development projects and economic cycles. Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the post-merger annual distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing or offering proceeds to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or share repurchases.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25). The Company has registered 20.0 million Units for potential issuance under the plan. Since inception of the plan through December 31, 2013, approximately 12.3 million Units, representing $131.0 million in proceeds to the Company, were issued under the plan. During the years ended December 31, 2013, 2012 and 2011, approximately 2.1 million Units, representing $22.0 million in proceeds to the Company, 4.8 million Units, representing $50.0 million in proceeds to the Company, and 5.4 million Units, representing $59.1 million in proceeds to the Company, were issued under the plan. On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction, and as mandated by the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013 at $10.25 per Unit.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder). The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction, and as mandated by the Merger Agreement. As a result, the last redemption occurred in the second quarter of 2013.

Since inception of the program through December 31, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million, including approximately 2.0 million Units in the amount of $20.0 million, 5.0 million Units in the amount of $52.0 million and 3.8 million Units in the amount of $39.2 million redeemed during 2013, 2012 and 2011, respectively. Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result the Board of Directors has limited the amount of redemptions as deemed prudent. Therefore, as contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and 2013:

Index

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

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2013, the Company held $7.5 million in reserves for capital expenditures. During 2013, the Company incurred approximately $19.4 million on capital expenditures for existing hotels and anticipates spending an additional $15 to $20 million through 2014 on a standalone basis and approximately $50 to $60 million as a newly combined company following the A7 and A8 mergers. Additionally, the Company acquired land in Richmond, Virginia for the development of adjoining Courtyard and Residence Inn hotels. In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed by the end of 2014. The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $8.9 million in development costs as of December 31, 2013, of which approximately $7.8 million was incurred during 2013.

In connection with the A6 Merger, on May 13, 2013, the Company acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million. As part of the purchase, the Company agreed to release Apple Six from any liabilities related to the Headquarters or office lease. Any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors as described herein under Related Parties.

As discussed herein under Related Parties, as part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies. Under the cash management process, each of the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors) may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each companies’ credit facilities. The process does not have a significant impact on any of the companies.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently, the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Index

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to make distributions.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company has not acquired hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not assigned any value to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. Beginning January 1, 2009, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to ASRG. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

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

Subsequent Events

In both January and February 2014, the Company declared and paid approximately $12.6 million or $0.0691875 per outstanding common share, in distributions to its common shareholders.

Index

Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its previously announced mergers with Apple Seven and Apple Eight. In connection with the A7 and A8 mergers:

•
Each issued and outstanding unit of Apple Seven was converted into one common share of the Company, or a total of approximately 90,613,633 common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares;

•
Each issued and outstanding unit of Apple Eight was converted into 0.85 common share of the Company, or a total of approximately 78,319,004 common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares;

•
The Company became self-advised and the existing advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated. The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated. Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations;

•	Approximately 374 million common shares were outstanding;

•	The Company assumed approximately $385.1 million in mortgage debt, secured by 34 properties;

•
On March 3, 2014, the Company terminated its $50 million unsecured credit facility and entered into a new $345 million unsecured credit facility and borrowed $150 million at closing which was used to repay Apple Seven and Apple Eight’s outstanding balances on their respective credit facilities and to pay closing costs;

•	The Company owns 188 continuing hotels with an aggregate of 23,490 rooms located in 33 states; and

•	The Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc.

See Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. above for additional information.

On February 12, 2014, the SEC entered into settlement agreements with Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company (the “REITs”), their respective advisory companies (the “Advisors”), Chief Executive Officer and Chairman Glade M. Knight, and Chief Financial Officer Bryan F. Peery. For additional information about the settlement agreement with the SEC, refer to Note 13 titled Legal Proceedings and Related Matters in Part II, Item 8 the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments as of December 31, 2013. As of December 31, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the Company’s cash invested at December 31, 2013, of $18.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.2 million, all other factors remaining the same. Although the Company had no outstanding balance on its revolving credit facility at December 31, 2013, the Company will be exposed to changes in short-term interest rates to the extent that it utilizes the credit facility.

The Company has assumed or originated fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2013. All dollar amounts are in thousands.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Market Value
Maturities	$3,935	$57,298	$39,780	$18,382	$1,245	$40,879	$161,519	$163,555
Average interest rates	5.6%	5.6%	5.4%	5.1%	4.9%	4.9%

The information above includes only those exposures that existed as of December 31, 2013. It does not consider those exposures or positions that have or could arise after that date, including the completion of the A7 and A8 mergers.

Index

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 11, 2014
To the Shareholders
Apple Hospitality REIT, Inc.

Management of Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 1992 COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited Apple Hospitality REIT, Inc.’s, formerly known as Apple REIT Nine, Inc., internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Apple Hospitality REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Hospitality REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Apple Hospitality REIT, Inc. and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 11, 2014

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 11, 2014

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2013	2012

Assets
Investment in real estate, net of accumulated depreciation of $200,754 and $145,927, respectively	$1,443,498	$1,463,894
Cash and cash equivalents	18,102	9,027
Restricted cash-furniture, fixtures and other escrows	9,416	9,922
Note receivable, net	0	22,375
Due from third party managers, net	10,421	10,751
Other assets, net	9,844	10,048
Total Assets	$1,491,281	$1,526,017

Liabilities
Notes payable	$162,551	$166,783
Accounts payable and accrued expenses	16,919	13,101
Total Liabilities	179,470	179,884

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,784,131 and 182,619,400 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; issued and outstanding 480,000 shares	48	48
Common stock, no par value, authorized 400,000,000 shares; issued and outstanding 182,784,131 and 182,619,400 shares, respectively	1,807,377	1,805,335
Distributions greater than net income	(495,614)	(459,250)
Total Shareholders' Equity	1,311,811	1,346,133

Total Liabilities and Shareholders' Equity	$1,491,281	$1,526,017

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Room revenue	$353,338	$331,610	$291,858
Other revenue	34,653	33,976	28,642
Total revenue	387,991	365,586	320,500

Expenses:
Operating expense	100,113	94,103	82,514
Hotel administrative expense	28,572	27,048	24,973
Sales and marketing	32,855	31,263	27,210
Utilities	14,641	14,034	13,814
Repair and maintenance	14,794	13,355	12,703
Franchise fees	16,013	14,503	12,797
Management fees	13,226	12,262	10,630
Property taxes, insurance and other	20,858	19,984	18,387
General and administrative	6,169	8,590	8,189
Acquisition related costs	74	464	5,275
Merger transaction costs	3,105	637	0
Depreciation expense	54,827	52,748	48,415
Total expenses	305,247	288,991	264,907

Operating income	82,744	76,595	55,593

Investment income from note receivable	9,040	0	0
Interest expense, net	(8,446)	(6,745)	(4,371)

Income before income taxes	83,338	69,850	51,222

Income tax expense	(1,422)	(1,166)	(1,068)

Income from continuing operations	81,916	68,684	50,154

Income from discontinued operations, net of tax	33,306	6,792	19,834

Net income	$115,222	$75,476	$69,988

Basic and diluted net income per common share
From continuing operations	$0.45	$0.37	$0.27
From discontinued operations	0.18	0.04	0.11

Total basic and diluted net income per common share	$0.63	$0.41	$0.38

Weighted average common shares outstanding - basic and diluted	182,616	182,222	182,396

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Series B Convertible		Distributions
	Common Stock		Preferred Stock		Greater
	Number of Shares	Amount	Number of Shares	Amount	Than Net Income	Total

Balance at December 31, 2010	181,273	$1,787,213	480	$48	$(153,222)	$1,634,039
Net proceeds from the sale of common shares	5,369	58,948	0	0	0	58,948
Common shares redeemed	(3,758)	(39,168)	0	0	0	(39,168)
Stock options granted	0	182	0	0	0	182
Net income	0	0	0	0	69,988	69,988
Cash monthly distributions declared and paid to shareholders ($0.88 per share)	0	0	0	0	(160,399)	(160,399)
Balance at December 31, 2011	182,884	1,807,175	480	48	(243,633)	1,563,590
Net proceeds from the sale of common shares	4,760	50,007	0	0	0	50,007
Common shares redeemed	(5,025)	(51,987)	0	0	0	(51,987)
Stock options granted	0	140	0	0	0	140
Net income	0	0	0	0	75,476	75,476
Special distribution paid to shareholders ($0.75 per share)	0	0	0	0	(136,113)	(136,113)
Cash monthly distributions declared and paid to shareholders ($0.85 per share)	0	0	0	0	(154,980)	(154,980)
Balance at December 31, 2012	182,619	1,805,335	480	48	(459,250)	1,346,133
Net proceeds from the sale of common shares	2,143	21,919	0	0	0	21,919
Common shares redeemed	(1,978)	(19,992)	0	0	0	(19,992)
Stock options granted	0	115	0	0	0	115
Net income	0	0	0	0	115,222	115,222
Cash monthly distributions declared and paid to shareholders ($0.83 per share)	0	0	0	0	(151,586)	(151,586)
Balance at December 31, 2013	182,784	$1,807,377	480	$48	$(495,614)	$1,311,811

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$115,222	$75,476	$69,988
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	54,827	52,748	49,815
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	314	304	354
Straight-line rental income	0	(1,975)	(6,158)
Gain on sale of real estate	(33,306)	0	0
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	330	(1,146)	(1,326)
Decrease (increase) in other assets, net	369	(588)	612
Increase (decrease) in accounts payable and accrued expenses	(310)	(1,853)	2,759
Net cash provided by operating activities	137,446	122,966	116,044

Cash flows from investing activities:
Cash paid for acquisitions, net	(7,225)	(18,017)	(161,645)
Net proceeds (costs) from sale of real estate, net	(377)	135,410	1,396
Deposits and other disbursements for potential acquisitions, net	0	0	(760)
Capital improvements and development costs	(22,505)	(16,526)	(15,734)
Decrease (increase) in capital improvement reserves	68	569	(126)
Payments received on note receivable	55,485	4,515	0
Repayment in other assets	0	0	10,784
Net cash provided by (used in) investing activities	25,446	105,951	(166,085)

Cash flows from financing activities:
Net proceeds related to issuance of Units	21,919	50,007	58,843
Redemptions of Units	(19,992)	(51,987)	(39,168)
Special distribution paid to common shareholders	0	(136,113)	0
Monthly distributions paid to common shareholders	(151,586)	(154,980)	(160,399)
Proceeds from notes payable	0	77,690	0
Payments of notes payable	(3,713)	(34,512)	(2,200)
Deferred financing costs	(445)	(728)	(410)
Net cash used in financing activities	(153,817)	(250,623)	(143,334)

Increase (decrease) in cash and cash equivalents	9,075	(21,706)	(193,375)

Cash and cash equivalents, beginning of period	9,027	30,733	224,108

Cash and cash equivalents, end of period	$18,102	$9,027	$30,733

Supplemental information:
Interest paid	$9,721	$7,973	$6,545
Income taxes paid	$1,522	$1,236	$1,028

Non-cash transactions:
Notes payable assumed in acquisitions	$0	$0	$25,942
Other assets assumed in acquisitions	$0	$0	$550
Other liabilities assumed in acquisitions	$0	$0	$1,243
Note receivable issued from sale of assets	$0	$60,000	$0

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in income-producing real estate in the United States. Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in December 2010. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of December 31, 2013, the Company owned 89 hotels located in 27 states with an aggregate of 11,371 rooms.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary (or subsidiaries thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) and identified intangible assets and liabilities, in-place leases and assumed debt based on evaluation of information and estimates available at that date. Generally, the Company has not acquired hotel properties that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material. Beginning January 1, 2009, the Company has expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting and other related costs, as well as the brokerage commission paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, the Chairman and Chief Executive Officer of the Company. For acquisitions of existing businesses prior to January 1, 2009, these costs were capitalized as part of the cost of the acquisition.

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

Index

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

Deferred Interest and Discontinued Operations

In August 2011, the Company entered into a contract for the potential sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area (the “110 parcels”) and the assignment of its lease with Chesapeake Energy Corporation. The operating results for the 110 parcels, which was a separate reportable segment, have been classified in the consolidated statements of operations in the line item income from discontinued operations. In April 2012, the Company completed the sale of its 110 parcels and the assignment of the lease with Chesapeake and received a portion of the total sales price in cash proceeds and issued a note receivable (the “note”) to the purchaser for the remaining balance. The note was secured by a junior lien on the land and land improvements owned by the purchaser. The sale resulted in a gain, which was calculated as the total sales price, less the carrying amount of the properties, the brokerage commission to ASRG, closing costs and related franchise taxes. In accordance with the Accounting Standards Codification on real estate sales, the sales transaction was accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note was deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the cash payment at closing exceeded the Company’s cost basis of the 110 parcels sold. Prior to repayment of the note, the note receivable was included in the Company’s consolidated balance sheets, net of the total deferred gain. On November 1, 2013, the note was repaid by the purchaser in full and the Company recognized the deferred gain on sale, which was included in income from discontinued operations, and deferred interest earned on the note as investment income during the fourth quarter of 2013.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2013, 2012 and 2011. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares. As discussed in Note 2, as a result of becoming self-advised, the Series B convertible preferred shares converted in the first quarter of 2014, resulting in approximately 11.6 million additional common shares outstanding.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation, straight-line rent, acquisition related costs, the gain on sale included in income from discontinued operations and deferred interest earned on note. Total distributions in 2013 of $0.83 per share for tax purposes were 59% ordinary income and 41% return of capital. The characterization of 2012 distributions of $1.60 per share for tax purposes was 28%

Index

ordinary income, 16% long-term capital gain and 56% return of capital. The characterization of 2011 distributions of $0.88 per share for tax purposes was 52% ordinary income and 48% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary had taxable income for the year ended December 31, 2012 and incurred a loss for the years ended December 31, 2013 and 2011. Taxable income for the year ended December 31, 2012 was offset by net operating losses carried forward from prior years. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain due to the history of operating losses. The total net operating loss carry forward for federal income tax purposes was approximately $23 million as of December 31, 2013 and approximately $22 million as of December 31, 2012. The net operating losses expire beginning in 2029. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for acquisition related costs which are capitalized for tax purposes.

As of December 31, 2013 the tax years that remain subject to examination by major tax jurisdictions generally include 2010-2013.

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

Reclassifications

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform with the 2013 presentation with no effect on previously reported net income or shareholders’ equity.

Note 2

Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its previously announced mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”). Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively. Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities. Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub are the surviving corporations. Under the terms of the Merger Agreement, upon completion of the A7 and A8 mergers, the Company’s common shares totaling 182,784,131 prior to the mergers remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) was converted into one (the “Apple Seven exchange ratio”) common share of the Company, or a total of approximately 90,613,633 common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) was converted into 0.85 (the “Apple Eight exchange ratio”) common share of the Company, or a total of approximately 78,319,004 common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

Index

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated. The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated, and the holders of the Units only hold common shares of the Company. Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations.

All costs incurred by the Company related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred approximately $3.1 million in expenses for the year ended December 31, 2013, and anticipates that the total merger costs will be approximately $5.0 million.

With the completion of the A7 and A8 mergers, the Company owns 188 continuing hotels with an aggregate of 23,490 rooms located in 33 states. In addition, effective with the merger, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc. and a total of approximately 374 million common shares were outstanding.

Upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, secured by 34 properties. These assumed notes have maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%. On March 3, 2014, the Company terminated its $50 million unsecured credit facility, which as of December 31, 2013 had no borrowings outstanding and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan). At closing of the new credit facility, the Company borrowed $150 million under the new facility which was used to repay Apple Seven and Apple Eight’s outstanding balances on their respective credit facilities and to pay closing costs. The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of share repurchases and distributions. The $345 million credit facility may be increased to $700 million, subject to certain conditions. Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time. The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019. The $100 million term loan matures in March 2019. Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In conjunction with the $100 million term loan, the Company and a commercial bank entered into an interest rate swap agreement for the same notional amount and maturity as the term loan. The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019. The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $345 million credit facility, based on the amount of borrowings outstanding during the quarter. The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults. It also contains quarterly financial covenants which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, maximum dividend payout ratio and restrictions in investments.

The net assets and results of operations of Apple Seven and Apple Eight will be included in the Company’s consolidated financial statements as of the closing date. The Company will record the A7 and A8 mergers in accordance with the Accounting Standards Codification 805, Business Combinations, which requires the acquirer to record the assets acquired and liabilities assumed at fair value. The value of the transaction will be based on the estimated fair market value of the approximately 180 million common shares issued by the Company for the assets and liabilities of Apple Seven and Apple Eight. The Company is in the process of determining the final value of the transaction and the allocation of the purchase price to the assets acquired and liabilities assumed.

Index

Note 3

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012

Land	$143,946	$140,424
Building and Improvements	1,360,634	1,349,246
Furniture, Fixtures and Equipment	126,218	114,501
Franchise Fees	4,572	4,592
Construction in Progress	8,882	1,058
	1,644,252	1,609,821
Less Accumulated Depreciation	(200,754)	(145,927)
Investment in Real Estate, net	$1,443,498	$1,463,894

Hotels Owned

As of December 31, 2013, the Company owned 89 hotels, located in 27 states, consisting of the following:

	Total by	Number of
Brand	Brand	Rooms
Hampton Inn	21	2,529
Hilton Garden Inn	18	2,509
Courtyard	13	1,689
Homewood Suites	7	735
Fairfield Inn	5	613
TownePlace Suites	4	453
Residence Inn	8	874
SpringHill Suites	7	986
Marriott	1	206
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Total	89	11,371

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 89 hotels the Company owned as of December 31, 2013. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125	$18,375
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140	22,700
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112	5,750
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103	12,500
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142	17,792
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165	28,000
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	19,500
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128	17,129
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	16,600
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66	9,337
Beaumont	TX	Residence Inn	Western	10/29/2008	133	16,900
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81	8,025
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150	18,500

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Bristol	VA	Courtyard	LBA	11/7/2008	175	$18,650
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122	19,050
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84	9,793
Jackson	TN	Courtyard	Vista	12/16/2008	94	15,200
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83	12,600
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132	20,458
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109	19,290
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102	15,050
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94	11,500
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95	11,600
Austin	TX	Homewood Suites	Vista	4/14/2009	97	17,700
Austin	TX	Hampton Inn	Vista	4/14/2009	124	18,000
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104	11,601
Troy	AL	Courtyard	LBA	6/18/2009	90	8,696
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200	25,800
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	29,000
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86	11,150
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124	14,136
Johnson City	TN	Courtyard	LBA	9/25/2009	90	9,880
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119	15,100
Houston	TX	Marriott	Western	1/8/2010	206	50,750
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87	7,920
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103	10,640
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	12,435
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86	9,200
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121	11,900
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	42,000
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	22,370
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	10,900
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126	16,000
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200	32,657
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140	18,435
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	17,261
West Monroe	LA	Hilton Garden Inn	Pillar (1)	7/30/2010	134	15,639
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107	17,400
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122	9,600
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190	23,000
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122	10,130
Alexandria	LA	Courtyard	LBA	9/15/2010	96	9,915
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	17,000
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194	42,667
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130	12,800
Mishawaka	IN	Residence Inn	White	11/2/2010	106	13,700
Phoenix	AZ	Courtyard	White	11/2/2010	164	16,000
Phoenix	AZ	Residence Inn	White	11/2/2010	129	14,000
Mettawa	IL	Residence Inn	White	11/2/2010	130	23,500
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170	30,500
Austin	TX	Hilton Garden Inn	White	11/2/2010	117	16,000
Novi	MI	Hilton Garden Inn	White	11/2/2010	148	16,200
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135	22,000
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166	20,500
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143	17,500
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150	17,750
Austin	TX	Courtyard	White	11/2/2010	145	20,000
Chandler	AZ	Courtyard	White	11/2/2010	150	17,000
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110	12,000

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Tampa	FL	Embassy Suites	White	11/2/2010	147	$21,800
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	6,500
Philadelphia (Collegeville)	PA	Courtyard	White	11/15/2010	132	20,000
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124	14,880
Philadelphia (Malvern)	PA	Courtyard	White	11/30/2010	127	21,000
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98	9,900
Irving	TX	Homewood Suites	Western	12/29/2010	77	10,250
Mount Laurel	NJ	Homewood Suites	Newport (1)	1/11/2011	118	15,000
West Orange	NJ	Courtyard	Newport (1)	1/11/2011	131	21,500
Texarkana	TX	Hampton Inn & Suites	Pillar (1)	1/31/2011	81	9,100
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118	11,397
Manassas	VA	Residence Inn	Crestline (1)	2/16/2011	107	14,900
San Bernardino	CA	Residence Inn	Inn Ventures (1)	2/16/2011	95	13,600
Alexandria (2)	VA	SpringHill Suites	Marriott	3/28/2011	155	24,863
Dallas	TX	Hilton	Hilton	5/17/2011	224	42,000
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	24,800
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103	10,232
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124	15,852
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	19,974
Nashville	TN	Home2 Suites	Vista	5/31/2012	119	16,660
Total					11,371	$1,546,839
_____________________
(1)	Managers noted were effective January 1, 2014.
(2)	Hotel construction was completed by the Company and the hotel opened for business on March 28, 2011. The gross purchase price includes the acquisition of land during 2009 and construction costs.

Of the Company’s 89 hotels owned at December 31, 2013, 21 were acquired in 2008, 12 were acquired in 2009, 43 were acquired in 2010, 11 were acquired in 2011 and one was acquired in 2012. Also, as noted in the table above, during March 2011, the Company completed the construction of a SpringHill Suites hotel in Alexandria, Virginia which opened for business on March 28, 2011. For the one hotel acquired during 2012, the amount of revenue and operating income (excluding acquisition related costs totaling $0.4 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2012 was approximately $2.7 million and $1.0 million, respectively. For the 11 hotels acquired during 2011, the amount of revenue and operating income (excluding acquisition related costs totaling $4.6 million) included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2011 was approximately $30.5 million and $6.7 million, respectively.

During the second quarter of 2013, the Company purchased two land parcels located at the Residence Inn hotels in Manassas, Virginia and San Bernardino, California for a total purchase price of approximately $2.9 million, both of which had previously been leased from a third party. Simultaneous with the purchase of the land, the related long-term leases were terminated.

The purchase price for the properties acquired through December 31, 2013, net of debt assumed, was funded primarily by the Company’s best-efforts offering of Units, completed in December 2010. The Company assumed approximately $122.4 million of debt secured by 13 of its hotel properties and $3.8 million of unsecured debt in connection with one of its hotel properties. The Company also paid approximately $40 million in acquisition related costs, including $30.6 million, representing 2% of the gross purchase price for these properties, as a brokerage commission to ASRG, 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, approximately $0.5 million in pre-opening costs related to the opening of the Alexandria SpringHill Suites hotel and approximately $8.9 million in other acquisition related costs, including title, legal and other related costs. These costs totaled $0.1 million, $0.5 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, and are included in acquisition related costs in the Company’s consolidated statements of operations.

No goodwill was recorded in connection with any of the acquisitions.

Index

Development Project

In July 2012, the Company acquired approximately one acre of land in downtown Richmond, Virginia, for a purchase price totaling $3.0 million, for the development of adjoining Courtyard and Residence Inn hotels. In conjunction with the acquisition, the Company paid as a brokerage commission to ASRG approximately $0.06 million, representing 2% of the gross purchase price, which was capitalized as part of the acquisition cost of the land. In May 2013, the Company entered into a construction contract with a third party and began construction of the hotels during the second quarter of 2013, which is expected to be completed by the end of 2014. Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White. The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $8.9 million in development costs as of December 31, 2013.

Richmond, Virginia Headquarters

As more fully described in Note 7, in connection with the A6 Merger on May 13, 2013, the Company acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million, which approximated fair value at the time of acquisition based on third party market comparisons. As part of the purchase, the Company agreed to release Apple Six from any liabilities related to the Headquarters or office lease.

Note 4

Deferred Interest and Discontinued Operations

In August 2011, the Company entered into a contract for the potential sale of its 406 acres of land and land improvements located on 110 sites in the Ft. Worth, Texas area and the assignment of the lease for a total sale price of $198.4 million. The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) under a long term lease for the production of natural gas. On April 27, 2012, the Company completed the sale of its 110 parcels and the assignment of the lease with Chesapeake and received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”), which as noted below was repaid in full by the purchaser during 2013. The note, which approximated fair market value, was secured by a junior lien on the land and land improvements owned by the purchaser. The stated interest rate on the note was 10.5%, required interest only payments for the first three years of the note and had a maturity date of April 2049. Although the purchaser was not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc. In conjunction with the sale, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million, representing 2% of the gross sales price. Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million was paid during the fourth quarter of 2013 upon repayment of the $60 million note. The $4.0 million commission was recorded as a reduction to the deferred gain on sale as described below.

In accordance with the Accounting Standards Codification on real estate sales, the sales transaction was accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note was deferred until cash payments by the purchaser, including principal and interest on the note due to the Company and the payment of the $138.4 million at closing exceeded the Company’s cost basis of the 110 parcels sold. Prior to repayment of the note, the note receivable was included in the Company’s consolidated balance sheets, net of the total deferred gain. As of December 31, 2012, the note receivable, net was $22.4 million, including the $60 million note receivable, offset by the $33.4 million deferred gain and $4.3 million deferred interest earned. On November 1, 2013, the $60 million note receivable was repaid by the purchaser in full and the purchaser was released from all liability and obligations under the note. In exchange for the early payment and waiver by the purchaser of certain terms of the note, the Company agreed to waive approximately $0.5 million of interest for the month of October 2013. As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million, which was included in income from discontinued operations as noted below, and deferred interest earned totaling $9.0 million as investment income in the fourth quarter of 2013. The Company used the proceeds from the repayment of the note to reduce the outstanding balance under its $50 million credit facility and fund general corporate purposes, including working capital, renovations and hotel development.

Index

The 110 parcels was a separate reportable segment and the results of operations and gain on sale for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations. The following table sets forth the components of income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rental revenue	$0	$6,826	$21,357
Operating expenses	0	34	123
Depreciation expense	0	0	1,400
Gain on sale of real estate	33,306	0	0
Income from discontinued operations, net of tax	$33,306	$6,792	$19,834

Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease. Rental revenue includes approximately $2.0 million and $6.2 million of adjustments to record rent on the straight-line basis for the years ended December 31, 2012 and 2011, respectively.

Note 5

Credit Facility and Notes Payable

Revolving Credit Facility

In November 2012, the Company entered into a $50 million credit facility with a commercial bank that was utilized for working capital, hotel renovations and development, and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company could make voluntary prepayments in whole or in part, at any time. The initial maturity date was November 2014; however, as discussed in Note 2, the $50 million credit facility was terminated in March 2014, upon completion of the A7 and A8 mergers. Interest payments were due monthly and the interest rate, subject to certain exceptions, was equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company was also required to pay an unused facility fee of 0.30% or 0.40% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter. As of December 31, 2013 and 2012, there were no borrowings outstanding under the credit facility.

The credit agreement required the Company to maintain a specific pool of Unencumbered Borrowing Base Properties and contained customary affirmative covenants, negative covenants and events of default.

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

Notes Payable

In conjunction with the acquisition of 14 hotel properties, the Company assumed approximately $126.2 million in debt. With the exception of the Lewisville, Texas Hilton Garden Inn, the notes are secured by the applicable hotel. In addition, during 2012, the Company entered into three mortgage loan agreements with a commercial bank, secured by three hotel properties for a total of $47.7 million. The following table summarizes the hotel property securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance as of December 31, 2013 and 2012 for each of the Company’s debt obligations. All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Acquisition or Loan Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2013	Outstanding balance as of December 31, 2012
Lewisville, TX	Hilton Garden Inn	0.00%	10/16/2008	12/31/2016		$3,750	$2,000	$2,000
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	12,907	13,139
Allen, TX	Hilton Garden Inn	5.37%	10/31/2008	10/11/2015		10,787	9,787	10,004
Bristol, VA	Courtyard	6.59%	11/7/2008	8/1/2016		9,767	9,086	9,239
Round Rock, TX	Hampton Inn	5.95%	3/6/2009	5/1/2016		4,175	3,701	3,813
Austin, TX	Homewood Suites	5.99%	4/14/2009	3/1/2016		7,556	6,702	6,907
Austin, TX	Hampton Inn	5.95%	4/14/2009	3/1/2016		7,553	6,696	6,901
Rogers, AR	Hampton Inn	5.20%	8/31/2010	9/1/2015		8,337	7,781	7,958
St. Louis, MO	Hampton Inn	5.30%	8/31/2010	9/1/2015		13,915	13,001	13,293
Kansas City, MO	Hampton Inn	5.45%	8/31/2010	10/1/2015		6,517	6,102	6,235
Philadelphia (Malvern), PA	Courtyard	6.50%	11/30/2010	10/1/2032	(2)	7,894	7,337	7,530
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,605	5,763
Texarkana, TX	Hampton Inn & Suites	6.90%	1/31/2011	7/8/2016		4,954	4,747	4,822
Dallas, TX	Hilton	6.63%	5/17/2011	6/6/2015		20,988	19,545	20,136
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	11,509	11,751
Collegeville, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	12,327	12,587
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	22,686	23,154
Total						$173,901	$161,519	$165,232

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

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2013 and thereafter are as follows (in thousands):

2014	$3,935
2015	57,298
2016	39,780
2017	18,382
2018	1,245
Thereafter	40,879
161,519
Fair Value Adjustment of Assumed Debt	1,032
Total	$162,551

A fair value adjustment was recorded upon the assumption of above or below market rate loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 3.9% to 6.5% at the date of assumption. The total adjustment resulted in a reduction to interest expense of $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The unamortized balance of the fair value adjustment was $1.0 million and $1.6 million at December 31, 2013 and 2012, respectively.

The Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels totaling $1.7 million, the origination of three mortgage loans during 2012 totaling $0.3 million and the origination of its $50 million credit facility totaling $0.3 million. Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, as an addition to interest expense. Amortization of such costs totaled $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company’s interest expense in 2013, 2012 and 2011 is net of interest capitalized in conjunction with hotel renovations and construction totaling $0.7 million, $0.7 million and $0.5 million, respectively.

Index

Note 6

Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $162.6 million and $163.6 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $166.8 million and $173.3 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 7

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party and the Merger Agreement and related transactions as discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), and Apple REIT Ten, Inc. (“Apple Ten”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Prior to the A7 and A8 mergers, Mr. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple Ten. Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight. Currently, one member of the Company’s Board of Directors is also on the Board of Directors of Apple Ten.

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

ASRG Agreement

Prior to the completion of the A7 and A8 mergers, the Company had a contract with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses was paid to ASRG for these services. As of December 31, 2013, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.6 million since inception. Of this amount, the Company incurred approximately $0.1 million, $0.4 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011. During the second quarter of 2013, the Company paid fees to ASRG for the purchase of two land parcels located at the Residence Inn hotels in Manassas, Virginia and San Bernardino, California, both which had previously been leased from a third party. In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which was recorded as a reduction to the deferred gain on sale, which was subsequently recognized during the fourth quarter of 2013 upon repayment of the $60 million note. Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million was paid during the fourth quarter of 2013 upon repayment of the $60 million note.

Index

A9A Agreement

Prior to completion of the A7 and A8 mergers, the Company was party to an advisory agreement with A9A, pursuant to which A9A provided management services to the Company. A9A provided these management services through Apple Fund Management, LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A9A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.8 million, $2.9 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to ASRG or A9A, the Company reimbursed to ASRG or A9A, or paid directly to AFM on behalf of ASRG or A9A, approximately $2.7 million, $2.2 million and $2.1 million for years ended December 31, 2013, 2012 and 2011. The expenses reimbursed were approximately $0, $0.2 million and $0.3 million respectively, for costs reimbursed under the contract with ASRG and approximately $2.7 million, $2.0 million and $1.8 million, respectively, for costs reimbursed under the contract with A9A for the years ended December 31, 2013, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.

Prior to completion of the A7 and A8 mergers, AFM was an affiliate of each of the Advisors. During 2013, each of the Advisors provided management services through the use of AFM to, respectively, the Company, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight and Apple Ten. In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A9A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, the Company acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million, which approximated fair value at the time of acquisition based on third party market comparisons. As part of the purchase, the Company agreed to release Apple Six from any liabilities related to the Headquarters or office lease. As described below, prior to completion of the A7 and A8 mergers, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors. After completion of the A7 and A8 mergers, any Office Related Costs will be allocated between the Company, Apple Ten, A10A and ASRG.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs were allocated from the Company to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors. Each of these companies agreed to reimburse the Company for its share of these costs. From the period May 14, 2013 through December 31, 2013, the Company received reimbursement of its costs totaling approximately $0.6 million from the participating entities. The Company’s net allocated Office Related Costs were approximately $0.2 million and is included in general and administrative costs in the Company’s consolidated statements of operations.

During 2013, all of the Office Related Costs and costs of AFM were allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger. The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM performed services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals,

Index

including executive officers, received their compensation at the direction of the Advisors and received consideration directly from the Advisors.

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

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed in Note 13. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expenses in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings and Related Matters discussed in Note 13 for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger) was approximately $2.9 million, $7.3 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, of which approximately $0.8 million, $1.7 million and $1.1 million, respectively was allocated to the Company. During the fourth quarter of 2013, the Apple REIT Entities entered into a release agreement with its primary directors and officers’ liability insurance carrier related to claims submitted by the Apple REIT Entities pertaining to these matters, of which approximately $2.1 million was reimbursed directly to the Company during the fourth quarter of 2013. The Company anticipates it will continue to incur costs associated with these matters and will continue to submit claims requesting reimbursements from its directors and officers liability insurance policy.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air. As of December 31, 2013, the other members of Apple Air were Apple Seven, Apple Eight and Apple Ten. In connection with the A6 Merger, on May 13, 2013, Apple Ten acquired its membership interest in Apple Air from Apple Six. Through its equity investment, the Company has access to Apple Air’s aircraft for acquisition, asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.9 million as of December 31, 2013 and 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2013, 2012 and 2011, the Company recorded a loss of approximately $0.2 million in each period, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Merger and Related Transactions

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight. Pursuant to the terms of the Merger Agreement, in connection with the A7 and A8 mergers the Company became self-advised. In connection with the completion of the A7 and A8 mergers, the following events occurred:

•
Pursuant to the terms of the termination agreement dated August 7, 2013, as amended, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and the Company were terminated effective immediately before the completion of the A7 and A8 mergers. No separate payments were made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements, and as a result, Apple Seven, Apple Eight and the Company will no longer pay the various fees currently paid to its respective Advisors. As a result, the Company’s outstanding Series B convertible preferred shares were converted into the Company’s common shares in accordance with the existing provisions of the Company’s articles of incorporation and the Company’s outstanding Series A preferred shares were automatically terminated. Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations.

•
Pursuant to the subcontract agreement dated August 7, 2013, as amended (the “Subcontract Agreement”) between the Company and A10A, A10A has subcontracted its obligations under the advisory agreement between A10A and Apple Ten to the Company. The Subcontract Agreement provides that, from and after the completion of the A7 and A8 mergers, the Company will provide to Apple Ten advisory services for a fee and will be reimbursed by Apple Ten for

Index

the use of the Company’s employees and corporate office and other costs associated with the advisory agreement. The amount reimbursed to the Company will be based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten. The subcontract with Apple Ten provides for an annual fee that will range from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten.

•
Pursuant to the assignment and transfer agreement dated August 7, 2013, as amended (the “Transfer Agreement”) between the Company, A9A and AFM, the Company acquired all of the membership interests in AFM from A9A effective immediately following the completion of the A7 and A8. The Transfer Agreement provides that the Company will assume all of the obligations of the predecessor owners of AFM under prior transfer agreements involving the transfer of the membership interests in AFM (including Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., Apple Six and A9A) and relieve the predecessor owners and the other advisory companies of any liability with respect to AFM.

Note 8

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

Distributions

As a result of the sale of the 110 parcels, the Board of Directors approved a special distribution of $0.75 per Unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”). In conjunction with the Special Distribution, in May 2012 the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share. The reduction was effective with the June 2012 distribution. In August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share. The distribution will continue to be paid monthly. For the years ended December 31, 2013, 2012 and 2011, the Company made distributions (excluding the Special Distribution discussed above) of $0.83, $0.85 and $0.88 per common share for a total of approximately $151.6 million, $155.0 million and $160.4 million, respectively. Total distributions (including the Special Distribution) for the years ended December 31, 2013, 2012 and 2011 totaled approximately $151.6 million, $291.1 million and $160.4 million.

Series A Preferred Shares and Series B Convertible Preferred Stock

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

In November 2007, the Company issued 480,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000, which were outstanding as of December 31, 2013. There are no dividends payable on the Series B convertible preferred shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and A9A and ASRG were terminated. In accordance with the terms of the Company’s articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.

Index

Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations.

Preferred Shares

No preferred shares of the Company, other than the Series A preferred shares and Series B convertible preferred shares, have been issued, and in connection with the A7 and A8 mergers, effective March 1, 2014, the Series A preferred shares and Series B convertible preferred shares were terminated and are no longer outstanding. The Company’s articles of incorporation authorize issuance of up to 30 million additional preferred shares. The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Unit Redemption Program

In July 2009, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Since the inception of the program through April 2012, shareholders were permitted to request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. In May 2012, as a result of the Special Distribution, the purchase price per Unit under the Company’s Unit Redemption Program was adjusted by the amount of the Special Distribution (from $11.00 to $10.25 for the maximum purchase price, based on the original purchase price and length of time such Units have been held by the shareholder). The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction, and as mandated by the Merger Agreement. As a result, the last redemption occurred in the second quarter of 2013.

Since inception of the program through December 31, 2013, the Company has redeemed approximately 11.7 million Units representing $121.2 million, including approximately 2.0 million Units in the amount of $20.0 million, 5.0 million Units in the amount of $52.0 million and 3.8 million Units in the amount of $39.2 million redeemed during 2013, 2012 and 2011, respectively. Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Therefore, as contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2012 and 2013:

Index

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

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As a result of the Special Distribution, beginning in May 2012, the offering price per Unit under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25). The Company has registered 20.0 million Units for potential issuance under the plan. Since inception of the plan through December 31, 2013, approximately 12.3 million Units, representing $131.0 million in proceeds to the Company, were issued under the plan. During the years ended December 31, 2013, 2012 and 2011, approximately 2.1 million Units, representing $22.0 million in proceeds to the Company, 4.8 million Units, representing $50.0 million in proceeds to the Company, and 5.4 million Units, representing $59.1 million in proceeds to the Company, were issued under the plan. On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction, and as mandated by the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013 at $10.25 per Unit.

Note 9

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

The Directors’ Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options are 100% vested upon issuance and are exercisable six months after the date of grant and will expire 10 years from the date of grant. During 2013, 2012 and 2011, the Company granted options to purchase 114,961, 145,528 and 146,212 Units under the Directors’ Plan and recorded compensation expense totaling $115,000 in 2013, $140,000 in 2012 and $182,000 in 2011. Options issued during 2013 and 2012 have an exercise price of $10.25 per Unit. All of the options issued prior to 2012 have an exercise price of $11 per Unit. Activity in the Company Directors’ Plan during 2013, 2012 and 2011 is summarized in the following table:

	2013	2012	2011
Outstanding, beginning of year:	475,820	330,292	184,080
Granted	114,961	145,528	146,212
Exercised	0	0	0
Expired or canceled	0	0	0
Outstanding, end of year:	590,781	475,820	330,292
Exercisable, end of year:	590,781	475,820	330,292
The weighted-average exercise price of outstanding options:	$10.67	$10.77	$11.00

Index

Note 10

Management and Franchise Agreements

Each of the Company’s 89 hotels are operated and managed under separate management agreements, which include affiliates of one of the following companies: Crestline Hotels & Resorts, Inc. (“Crestline”) (1), Dimension Development Two, LLC (“Dimension”) (10), Gateway Hospitality Group, Inc. (“Gateway”) (5), Hilton Management LLC (“Hilton”) (1), Inn Ventures, Inc. (“Inn Ventures”) (1), LBAM-Investor Group, L.L.C. (“LBA”) (14), Marriott International, Inc. (“Marriott”) (4), MHH Management, LLC (“McKibbon”) (2), Newport Hospitality Group, Inc. (“Newport”) (2), Pillar Hotels and Resorts, L.P. (“Pillar”) (2), Raymond Management Company, Inc. (“Raymond”) (8), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (1), Vista Host, Inc. (“Vista”) (9),  Texas Western Management Partners, L.P. (“Western”) (10) or White Lodging Services Corporation (“White”) (19). The agreements generally provide for initial terms of one to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $13.2 million, $12.3 million and $10.6 million in management fees.

Crestline, Dimension, Gateway, Inn Ventures, LBA, McKibbon, Newport, Pillar, Raymond, Stonebridge, Vista, Western and White are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 10 to 21 years. Fees associated with the agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for initial terms of 13 to 28 years. Fees associated with the agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $16.0 million, $14.5 million and $12.8 million in franchise royalty fees.

Note 11

Lease Commitments

In connection with the acquisition of three hotels, the Company assumed three land leases. Two of the leases, which pertain to the San Bernardino, California and the Manassas, Virginia Residence Inns, were terminated on June 6, 2013 when the Company exercised its land purchase options under the leases for a total purchase price of $2.9 million. The current lease has a remaining initial lease term of 10 years, with four 15 year renewal options and is subject to an annual base rental payment and monthly payments based on a percentage of room and food and beverage sales. The aggregate amounts of the estimated minimum lease payments pertaining to the current land lease, for the five years subsequent to December 31, 2013 and thereafter, are as follows (in thousands):

Total
2014	$52
2015	52
2016	52
2017	52
2018	52
Thereafter	1,960
Total	$2,220

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. In response to the Defendants-Appellees Briefs, the Plaintiffs-Appellants filed a Reply Brief with the court on November 15, 2013. Oral arguments in the Second Circuit Court of Appeals are scheduled March 31, 2014. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.). The complaint alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the Mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters.

The complaint demands (i) an order stating that the action may be maintained as a class action and certifying plaintiffs as class representatives, (ii) that defendants be enjoined from proceeding with and closing the Mergers, (iii) an award of damages, and (iv) reimbursement of plaintiffs’ attorneys’ fees and other costs.

The Company believes that plaintiffs’ claims are without merit and intends to defend these cases vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

On February 12, 2014, the SEC entered into settlement agreements with Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company (the “REITs”), their respective advisory companies (the “Advisors”), Chief Executive Officer and Chairman Glade M. Knight, and Chief Financial Officer Bryan F. Peery. To effectuate the settlement, and without admitting or denying any of the SEC’s allegations, the REITs consented to the issuance of an administrative order alleging disclosure deficiencies and deficiencies in related controls resulting in violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (for Apple REIT Seven, Inc. and Apple REIT Eight, Inc. only) and certain provisions of Sections 13 and 14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, the order alleges that from 2008 through 2011, the REITs had deficiencies related to the disclosure of the process used to price shares sold in their dividend reinvestment plans, disclosure of compensation paid to executives by the Advisors, and disclosure of transactions among the REITs. The Advisors, Mr. Knight and Mr. Peery, also without admitting or denying any allegations, consented to the issuance of the order alleging that, based on the alleged disclosure deficiencies described above, they were a cause of the REITs’ violations of certain provisions of

Index

Sections 13 and 14 of the Exchange Act. In addition, the order provides that Mr. Knight and Mr. Peery violated Section 16 of the Exchange Act based on Mr. Knight’s alleged failure to file timely with the SEC one Form 3 and one Form 4 for the Company, and Mr. Peery’s alleged failure to file timely one Form 4 for the Company. Further, the order provides that Mr. Knight and Mr. Peery each violated Rule 13a-14 of the Exchange Act based on the officer certifications they provided in their respective roles as Chief Executive Officer and Chief Financial Officer for the REITs. The order requires the REITs, the Advisors, Mr. Knight and Mr. Peery to cease and desist from committing or causing any such violations in the future, and requires the Advisors, Mr. Knight and Mr. Peery to pay civil penalties. The order had no impact on the Company’s financial statements.

Note 14

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2013 and 2012.

2013 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$92,403	$104,572	$100,237	$90,779
Income from continuing operations	$16,906	$23,535	$18,165	$23,310
Income from discontinued operations, net of tax	$0	$0	$0	$33,306
Net income	$16,906	$23,535	$18,165	$56,616

Basic and diluted net income per common share:
From continuing operations	$0.09	$0.13	$0.10	$0.13
From discontinued operations	$0.00	$0.00	$0.00	$0.18
Net income per common share	$0.09	$0.13	$0.10	$0.31

Distributions declared and paid per common share	$0.2076	$0.2076	$0.2076	$0.2076

2012 (in thousands except per share data)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
Revenues	$88,091	$97,110	$93,653	$86,732
Income from continuing operations	$16,592	$21,033	$17,927	$13,132
Income from discontinued operations, net of tax	$5,267	$1,525	$0	$0
Net income	$21,859	$22,558	$17,927	$13,132

Basic and diluted net income per common share:
From continuing operations	$0.09	$0.11	$0.10	$0.07
From discontinued operations	$0.03	$0.01	$0.00	$0.00
Net income per common share	$0.12	$0.12	$0.10	$0.07

Distributions declared and paid per common share	$0.22	$0.9658	$0.2075	$0.2076

(1)  Second quarter 2012 distributions includes a Special Distribution paid in May 2012 totaling $0.75 per common share.

Note 15

Subsequent Events

In both January and February 2014, the Company declared and paid approximately $12.6 million or $0.0691875 per outstanding common share, in distributions to its common shareholders.

Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its previously announced mergers with Apple Seven and Apple Eight. In connection with the A7 and A8 mergers:

•
Each issued and outstanding unit of Apple Seven was converted into one common share of the Company, or a total of approximately 90,613,633 common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares;

Index

•
Each issued and outstanding unit of Apple Eight was converted into 0.85 common share of the Company, or a total of approximately 78,319,004 common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of the Company’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares;

•
The Company became self-advised and the existing advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated. The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of 11,602,099 common shares. As a result of the conversion, all of the Company’s Series A preferred shares were terminated. Approval of the A7 and A8 mergers by each company’s respective shareholders will result in the recognition of an expense related to the conversion of the Company’s Series B convertible preferred shares into common shares in the first quarter of 2014. Although the final estimate of fair value may vary from these estimates, the Company’s preliminary estimate of the fair value of $9.00 to $11.00 per common share would result in an expense ranging from approximately $104 million to $128 million, and will be recognized as an expense in the first quarter of 2014 in the Company’s statement of operations;

•	Approximately 374 million common shares were outstanding;

•	The Company assumed approximately $385.1 million in mortgage debt, secured by 34 properties;

•
On March 3, 2014, the Company terminated its $50 million unsecured credit facility and entered into a new $345 million unsecured credit facility and borrowed $150 million at closing which was used to repay Apple Seven and Apple Eight’s outstanding balances on their respective credit facilities and to pay closing costs;

•	The Company owns 188 continuing hotels with an aggregate of 23,490 rooms located in 33 states; and

•	The Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc.

See Note 2 titled Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. for additional information.

On February 12, 2014, the SEC entered into settlement agreements with the REITs, their respective Advisors, Chief Executive Officer and Chairman Glade M. Knight, and Chief Financial Officer Bryan F. Peery. For additional information about the settlement agreement with the SEC, refer to Note 13 titled Legal Proceedings and Related Matters.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2014 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2014 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2014 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2014 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2014 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2014 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2013
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$22,686	$2,955	$39,053	$123	$42,131	$(4,818)	2008	Apr-10	3 - 39 yrs.	169
Dothan	AL	Hilton Garden Inn	0	1,037	10,581	91	11,709	(1,897)	2009	Jun-09	3 - 39 yrs.	104
Troy	AL	Courtyard	0	565	8,270	24	8,859	(1,537)	2009	Jun-09	3 - 39 yrs.	90
Rogers	AR	Hampton Inn	7,781	961	8,483	138	9,582	(1,120)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	0	1,375	9,514	271	11,160	(1,459)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	0	1,061	16,008	80	17,149	(1,766)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	0	778	11,272	59	12,109	(1,224)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	0	1,413	14,669	1,578	17,660	(1,555)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	0	1,111	12,953	133	14,197	(1,426)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	0	1,005	17,925	182	19,112	(3,512)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	TownePlace Suites	0	992	14,543	75	15,610	(1,150)	2011	Oct-11	3 - 39 yrs.	124
Clovis	CA	Hampton Inn & Suites	0	1,287	9,888	47	11,222	(1,589)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	0	1,500	10,970	24	12,494	(1,552)	2010	Feb-10	3 - 39 yrs.	83
San Bernardino	CA	Residence Inn	0	1,490	13,662	757	15,909	(1,206)	2006	Feb-11	3 - 39 yrs.	95
Santa Ana	CA	Courtyard	0	3,082	21,051	10	24,143	(1,930)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	0	4,568	18,721	169	23,458	(3,546)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	0	1,864	7,753	1,331	10,948	(1,381)	1996	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	0	1,812	15,761	1,541	19,114	(3,454)	1987	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	0	2,539	14,493	2,280	19,312	(2,828)	1996	Oct-08	3 - 39 yrs.	90
Pueblo	CO	Hampton Inn & Suites	0	894	7,423	1,310	9,627	(1,841)	2000	Oct-08	3 - 39 yrs.	81
Ft. Lauderdale	FL	Hampton Inn	0	2,235	17,590	1,240	21,065	(3,171)	2000	Dec-08	3 - 39 yrs.	109
Miami	FL	Hampton Inn & Suites	0	1,972	9,987	2,043	14,002	(2,066)	2000	Apr-10	3 - 39 yrs.	121
Orlando	FL	Fairfield Inn & Suites	0	3,140	22,580	346	26,066	(3,584)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	0	3,141	25,779	107	29,027	(4,113)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	TownePlace Suites	0	908	9,549	15	10,472	(1,395)	2010	Jan-10	3 - 39 yrs.	103
Panama City Beach	FL	Hampton Inn & Suites	0	1,605	9,995	33	11,633	(1,760)	2009	Mar-09	3 - 39 yrs.	95
Tampa	FL	Embassy Suites	0	1,824	20,034	408	22,266	(2,089)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield Inn & Suites	0	899	7,263	31	8,193	(1,099)	2010	Jan-10	3 - 39 yrs.	87
Boise	ID	Hampton Inn & Suites	0	1,335	21,114	271	22,720	(2,658)	2007	Apr-10	3 - 39 yrs.	186
Mettawa	IL	Hilton Garden Inn	0	2,246	28,328	319	30,893	(2,790)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	0	1,722	21,843	73	23,638	(2,137)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	0	1,450	19,122	256	20,828	(2,021)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	0	1,171	20,894	275	22,340	(2,079)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	0	1,310	11,542	142	12,994	(1,182)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	0	898	12,862	89	13,849	(1,299)	2007	Nov-10	3 - 39 yrs.	106
Alexandria	LA	Courtyard	0	1,099	8,708	13	9,820	(1,122)	2010	Sep-10	3 - 39 yrs.	96
Baton Rouge	LA	SpringHill Suites	0	1,280	13,870	73	15,223	(2,203)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	0	0	17,898	1,934	19,832	(2,452)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	0	709	9,400	10	10,119	(905)	2011	Jun-11	3 - 39 yrs.	103
West Monroe	LA	Hilton Garden Inn	0	832	14,872	1,463	17,167	(2,109)	2007	Jul-10	3 - 39 yrs.	134
Andover	MA	SpringHill Suites	0	702	5,799	1,881	8,382	(1,073)	2000	Nov-10	3 - 39 yrs.	136
Silver Spring	MD	Hilton Garden Inn	0	1,361	16,094	77	17,532	(1,931)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	0	1,213	15,052	319	16,584	(1,655)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	0	916	13,225	57	14,198	(2,176)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	6,102	727	9,363	164	10,254	(1,247)	1999	Aug-10	3 - 39 yrs.	122
St. Louis	MO	Hampton Inn	13,001	1,758	20,954	1,384	24,096	(2,553)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	0	758	15,287	1,113	17,158	(1,813)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Residence Inn	0	906	9,151	66	10,123	(1,783)	2008	Dec-08	3 - 39 yrs.	84
Charlotte	NC	Homewood Suites	0	1,031	4,937	4,051	10,019	(3,008)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	0	1,232	18,343	2,615	22,190	(3,506)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	0	746	10,563	6	11,315	(1,230)	2011	Feb-11	3 - 39 yrs.	118
Holly Springs	NC	Hampton Inn & Suites	0	1,620	13,260	32	14,912	(1,577)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	TownePlace Suites	0	632	8,608	100	9,340	(1,171)	2008	Feb-10	3 - 39 yrs.	86
Mt. Laurel	NJ	Homewood Suites	0	1,589	13,476	1,703	16,768	(1,449)	2006	Jan-11	3 - 39 yrs.	118
West Orange	NJ	Courtyard	0	2,054	19,513	1,541	23,108	(2,052)	2005	Jan-11	3 - 39 yrs.	131
Twinsburg	OH	Hilton Garden Inn	0	1,419	16,614	1,802	19,835	(3,482)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	0	1,430	31,327	66	32,823	(3,743)	2009	May-10	3 - 39 yrs.	200
Collegeville	PA	Courtyard	12,327	2,115	17,953	1,726	21,794	(2,135)	2005	Nov-10	3 - 39 yrs.	132
Malvern	PA	Courtyard	7,337	996	20,374	1,339	22,709	(1,948)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	0	2,503	18,537	1,272	22,312	(3,282)	1990	Dec-08	3 - 39 yrs.	132
Jackson	TN	Courtyard	0	986	14,656	91	15,733	(2,571)	2008	Dec-08	3 - 39 yrs.	94
Jackson	TN	Hampton Inn & Suites	0	692	12,281	131	13,104	(2,090)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	0	1,105	8,632	26	9,763	(1,444)	2009	Sep-09	3 - 39 yrs.	90
Nashville	TN	Hilton Garden Inn	0	2,754	39,997	94	42,845	(4,259)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	0	1,153	15,206	1	16,360	(930)	2012	May-12	3 - 39 yrs.	119
Allen	TX	Hampton Inn & Suites	0	1,442	11,456	1,391	14,289	(2,534)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	9,787	2,130	16,731	2,957	21,818	(4,388)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	0	1,217	8,738	396	10,351	(993)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	0	1,579	18,487	79	20,145	(1,951)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	0	1,306	16,504	42	17,852	(1,753)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	6,696	1,459	17,184	1,722	20,365	(3,221)	1997	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	0	1,614	14,451	218	16,283	(1,509)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	6,702	1,898	16,462	2,138	20,498	(3,301)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	0	1,177	16,180	73	17,430	(3,133)	2008	Oct-08	3 - 39 yrs.	133
Dallas	TX	Hilton	19,545	2,221	40,350	6,759	49,330	(4,699)	2001	May-11	3 - 39 yrs.	224
Duncanville	TX	Hilton Garden Inn	12,907	2,378	15,935	2,148	20,461	(3,728)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	0	1,244	18,300	20	19,564	(1,406)	2011	Dec-11	3 - 39 yrs.	145

Index

SCHEDULE III
Real Estate and Accumulated Depreciation — (Continued)
As of December 31, 2013
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Frisco	TX	Hilton Garden Inn	$0	$2,507	$12,981	$97	$15,585	$(2,402)	2008	Dec-08	3 - 39 yrs.	102
Ft. Worth	TX	TownePlace Suites	0	2,104	16,311	51	18,466	(1,933)	2010	Jul-10	3 - 39 yrs.	140
Grapevine	TX	Hilton Garden Inn	11,509	1,522	15,543	109	17,174	(1,814)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	0	4,143	46,623	48	50,814	(6,399)	2010	Jan-10	3 - 39 yrs.	206
Irving	TX	Homewood Suites	5,605	705	9,610	1,198	11,513	(1,117)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	0	3,361	23,919	1,732	29,012	(4,894)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,701	865	10,999	1,385	13,249	(2,174)	2001	Mar-09	3 - 39 yrs.	94
Texarkana	TX	Hampton Inn & Suites	4,747	636	8,723	941	10,300	(1,009)	2004	Jan-11	3 - 39 yrs.	81
Salt Lake City	UT	SpringHill Suites	0	1,092	16,465	50	17,607	(1,734)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	SpringHill Suites	0	5,968	0	18,940	24,908	(2,157)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	9,086	1,723	19,162	1,654	22,539	(3,880)	2004	Nov-08	3 - 39 yrs.	175
Manassas	VA	Residence Inn	0	1,395	14,962	972	17,329	(1,324)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Corporate Office	0	682	3,723	59	4,464	(168)	1893	May-13	3 - 39 yrs.	N/A
			159,519	140,831	1,405,224	86,200	1,632,255	(200,754)				11,371

Other real estate investments:

Richmond	VA	Hotel under construction	0	3,115	0	8,882	11,997	0		Jul-12		0
			$159,519	$143,946	$1,405,224	$95,082	$1,644,252	$(200,754)				11,371

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)	The aggregate cost for federal income tax purposes is approximately $1.7 billion at December 31, 2013 (unaudited).

	2013	2012	2011
Real estate owned:
Balance as of January 1	$1,609,821	$1,573,901	$1,510,884
Acquisitions	7,225	19,461	197,695
Disposals	0	0	(1,339)
Discontinued Operations	0	0	(147,346)
Improvements and Development Costs	27,206	16,459	14,007
Balance at December 31	$1,644,252	$1,609,821	$1,573,901

	2013	2012	2011
Accumulated depreciation:
Balance as of January 1	$(145,927)	$(93,179)	$(48,962)
Depreciation expense	(54,827)	(52,748)	(49,815)
Disposals	0	0	50
Discontinued Operations	0	0	5,548
Balance at December 31	$(200,754)	$(145,927)	$(93,179)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY REIT, INC.

By:	/s/ Glade M. Knight	Date: March 11, 2014
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 11, 2014
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 11, 2014
Glade M. Knight, Director

By:	/s/ James C. Barden, Jr.	Date: March 11, 2014
James C. Barden, Jr., Director

By:	/s/ Glenn W. Bunting, Jr.	Date: March 11, 2014
Glenn W. Bunting, Jr., Director

By:	/s/ Kent W. Colton	Date: March 11, 2014
Kent W. Colton, Director

By:	/s/ Bruce H. Matson	Date: March 11, 2014
Bruce H. Matson, Director

By:	/s/ Michael S. Waters	Date: March 11, 2014
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 11, 2014
Robert M. Wily, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed March 5, 2014)
3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed March 5, 2014)
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

10.6
Loan Agreement dated as of April 27, 2012 between Apple Nine Ventures Ownership, Inc. and 111 Realty Partners, LP (Incorporated by reference to Exhibit 10.102 to the registrant’s quarterly report on Form 10Q (SEC File No. 000-53603) filed August 13, 2012)

10.7
Voting Agreement, dated as of August 7, 2013, as amended, by and among Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Glade M. Knight (Incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.8	Form of Conversion Agreement (Incorporated by reference to Exhibit 99.5 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed August 8, 2013)

10.9
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

10.10
Subcontract Agreement, dated as of August 7, 2013, as amended, between Apple REIT Nine, Inc. and Apple Ten Advisors, Inc. (Incorporated by reference to Annex H to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

Index

Exhibit Number	Description of Documents

10.11
Assignment and Transfer Agreement, dated as of August 7, 2013, as amended, by and among Apple Fund Management, LLC, Apple Nine Advisors, Inc. and Apple REIT Nine, Inc. (Incorporated by reference to Annex I to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.12	Credit Agreement dated as of March 3, 2014 between Apple Hospitality REIT, Inc., Bank of America, N.A., as Administrative Agent, Keybank National Association as Syndication Agent, Wells Fargo Bank, National Association and U.S. Bank National Association as Co-Documentation Agents, Regions Bank as Managing Agent and the other Lenders party thereto (Incorporated by reference to Exhibit 10.12 to the registrant's current report on Form 8-K (SEC File No. 000-53603) filed March 7, 2014)

21.1	Subsidiaries of the Registrant (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FILED HEREWITH)

101
The following materials from Apple Hospitality REIT, Inc.’s, formerly known as Apple REIT Nine, Inc., Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

________________________
* Denotes Compensation Plan.