Form 10-Q
period 2014-03-31
Apple Hospitality REIT, Inc.
filed 2014-05-14
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of registrant’s common shares outstanding as of May 1, 2014: 373,820,814

Index

APPLE HOSPITALITY REIT, INC.
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

Index

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $220,237 and $200,754, respectively	$3,722,261	$1,443,498
Cash and cash equivalents	0	18,102
Restricted cash-furniture, fixtures and other escrows	37,017	9,416
Due from third party managers, net	37,685	10,421
Other assets, net	48,667	9,844
Total Assets	$3,845,630	$1,491,281

Liabilities
Credit facility	$150,500	$0
Mortgage debt	553,432	162,551
Accounts payable and other liabilities	38,137	16,919
Total Liabilities	742,069	179,470

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; terminated effective March 1, 2014; issued and outstanding 0 and 182,784,131 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; terminated effective March 1, 2014 upon conversion into common shares; issued and outstanding 0 and 480,000 shares, respectively	0	48
Common stock, no par value, authorized 800,000,000 and 400,000,000 shares; issued and outstanding 374,050,800 and 182,784,131 shares, respectively	3,739,035	1,807,377
Accumulated other comprehensive income	468	0
Distributions greater than net income	(635,942)	(495,614)
Total Shareholders' Equity	3,103,561	1,311,811

Total Liabilities and Shareholders' Equity	$3,845,630	$1,491,281

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Room	$125,442	$84,273
Other	11,794	8,130
Total revenue	137,236	92,403

Expenses:
Operating	35,256	23,697
Hotel administrative	10,358	6,849
Sales and marketing	11,084	7,951
Utilities	5,390	3,405
Repair and maintenance	5,612	3,558
Franchise fees	5,716	3,762
Management fees	4,933	3,202
Property taxes, insurance and other	7,126	5,029
Ground lease	872	103
General and administrative	2,634	1,860
Transaction costs	2,110	0
Series B convertible preferred share expense	117,133	0
Depreciation	19,559	13,500
Total expenses	227,783	72,916

Operating income (loss)	(90,547)	19,487

Interest expense, net	(3,524)	(2,185)

Income (loss) before income taxes	(94,071)	17,302

Income tax expense	(391)	(396)

Net income (loss)	$(94,462)	$16,906

Unrealized gain on interest rate derivative	468	0

Comprehensive income (loss)	$(93,994)	$16,906

Basic and diluted net income (loss) per common share	$(0.38)	$0.09

Weighted average common shares outstanding - basic and diluted	248,665	182,395

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(94,462)	$16,906
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Series B convertible preferred share expense	117,133	0
Depreciation	19,559	13,500
Other non-cash expenses, net	223	50
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Increase in due from third party managers, net	(12,875)	(6,982)
Decrease (increase) in other assets, net	(1,190)	625
Decrease in accounts payable and accrued expenses	(5,517)	(803)
Net cash provided by operating activities	22,871	23,296

Cash flows from investing activities:
Capital improvements and development costs	(11,790)	(3,310)
Decrease in capital improvement reserves	186	312
Net proceeds from sale of other assets	2,134	0
Payments received on note receivable	0	1,575
Net cash used in investing activities	(9,470)	(1,423)

Cash flows from financing activities:
Net proceeds related to issuance of Units	0	11,184
Redemptions of Units	0	(10,002)
Monthly distributions paid to common shareholders	(45,866)	(37,844)
Proceeds from (payments on) extinguished credit facilities	(139,090)	6,700
Net proceeds from existing credit facility	160,100	0
Payments of mortgage debt	(1,841)	(938)
Financing costs	(4,806)	0
Net cash used in financing activities	(31,503)	(30,900)

Decrease in cash and cash equivalents	(18,102)	(9,027)

Cash and cash equivalents, beginning of period	18,102	9,027

Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow information:
Interest paid	$4,280	$2,360

Supplemental disclosure of noncash investing and financing activities:
Merger transactions purchase price (see details in note 2)	$1,814,613	$0
Conversion of Series B convertible preferred shares to common shares	$117,133	$0

See notes to consolidated financial statements.

Index

APPLE HOSPTIALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  As of March 31, 2014, the Company owned 188 continuing hotels with an aggregate of 23,489 rooms located in 33 states.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2013 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform with the 2014 presentation with no effect on previously reported net income or shareholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income, which is comprised of an unrealized gain resulting from a hedging activity.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three months ended March 31, 2014 or 2013.  As a result, basic and dilutive outstanding shares were the same.  As discussed in Note 2, as a result of becoming self-advised, the Series B convertible preferred shares converted to common shares effective March 1, 2014, resulting in approximately 11.6 million additional common shares outstanding.  These additional common shares are included in the denominator for basic earnings and diluted earnings per common share from March 1, 2014.

Index

2.  Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its previously announced mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”).  Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively.  Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities.  Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub are the surviving corporations.  Immediately following the effective time of the A7 and A8 mergers, the name of Seven Acquisition Sub was changed to Apple REIT Seven, Inc. and the name of Eight Acquisition Sub was changed to Apple REIT Eight, Inc.  Upon completion of the A7 and A8 mergers, the Company’s common shares totaling 182.8 million prior to the mergers remained outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) was converted into one common share of the Company, or a total of approximately 90.6 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of the Company’s common shares equal to 24.17104 multiplied by one, or a total of approximately 5.8 million common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) was converted into 0.85 common share of the Company, or a total of approximately 78.3 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of the Company’s common shares equal to 24.17104 multiplied by 0.85, or a total of approximately 4.9 million common shares.

The Company has accounted for the A7 and A8 mergers in accordance with the Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company has been considered the acquirer for financial reporting purposes, which requires, among other things, that the assets acquired and liabilities assumed from Apple Seven and Apple Eight be recognized at their acquisition date fair values.  For purpose of accounting for the transactions, the total consideration of the Company’s common shares transferred for the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on approximately 180 million common shares issued valued at $10.10 per common share.

The fair value estimate of the Company’s common stock was based upon a third party valuation and other analyses as of March 1, 2014, the effective time of the mergers.  Since the Company’s common stock is not publicly traded, the fair value estimate is a Level 3 input under ASC 820, as it is derived from unobservable inputs.  The fair value estimate is based on a combination of the income and market approaches as outlined in ASC 820.  In the income approach, the fair value estimate was calculated from a discounted cash flow model using Apple Seven, Apple Eight and the Company’s (the “merged entities”) consolidated projected cash flows, as well as a discount rate and terminal capitalization rate based on market conditions at the effective time of the mergers and consistent with industry averages.  In the market approach, the fair value estimate was calculated by applying multiples (using industry peers at the effective time of the mergers) to both the consolidated 2013 historical and 2014 projected combined revenue and operating results of the merged entities and using multiples of operating results from comparable transactions.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s statement of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at a fair value estimate of $10.10 per common share.

Index

With the completion of the A7 and A8 mergers, the Company owned 188 continuing hotels (including 48 hotels from Apple Seven and 51 hotels from Apple Eight) as of March 31, 2014, with an aggregate of 23,489 rooms located in 33 states.  In addition, effective with the mergers, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc.  As of March 31, 2014, the Company had a total of approximately 374.1 million common shares outstanding.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company anticipates that the total merger costs, excluding costs that may be incurred to defend the purported class action filed by two shareholders discussed in Note 8, will be approximately $5.8 million, of which $2.0 million was incurred during the three months ended March 31, 2014 and $3.1 million was incurred during 2013.

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  This assumed mortgage debt has maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%.  The Company also assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and $100 million term loan).  At closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and Company’s outstanding balances on their respective credit facilities and to pay closing costs.

As more fully described below, the Company is in the process of finalizing its valuation of the acquired assets and liabilities for these transactions, which is expected to be finalized later this year.  Accordingly, the purchase price allocation adjustments are preliminary and final estimates of fair value may be significantly different from these preliminary estimates.  The following table summarizes the Company’s preliminary purchase price allocation for the A7 and A8 mergers, which represents its current best estimate of the fair values of the assets acquired and liabilities assumed on March 1, 2014, the effective date of the mergers (in thousands):

Preliminary Purchase Price Allocation
Assets:
Land	$409,670
Building and improvements	1,760,250
Furniture, fixtures and equipment	113,241
Franchise fees	3,296
Investment in real estate	2,286,457

Cash and cash equivalents, restricted cash, due from third party managers and other assets	75,951
Total assets	2,362,408

Liabilities:
Credit facilities	129,490
Mortgage debt	393,209
Accounts payable and other liabilities	25,096
Total liabiities	547,795

Fair value estimate of net assets acquired	$1,814,613

Index

The preliminary allocation of the purchase price requires a significant amount of judgment and was based upon valuations and other analyses described below that are currently being finalized.  The Company has engaged a valuation firm to assist in this analysis. The methodologies and significant inputs and assumptions used in deriving estimates of fair value vary and are based on the nature of the tangible or intangible asset acquired or liability assumed.  The fair value of land, building and improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities was developed based on the cost approach, market approach or income approach depending on available information and compared to a secondary approach when possible.  The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to the Company for the issuance of debt with similar terms and remaining maturities.  Significant inputs and assumptions associated with these approaches include estimates of future operating cash flows and discount rates based on an evaluation of both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy).

In connection with the A7 and A8 mergers, the Company acquired 11 properties with existing ground leases, with remaining terms ranging from approximately 18 to 92 years, excluding any option periods to extend the initial lease term.  In connection with the acquisition of these 11 properties, the Company recorded $21.1 million as the intangible value of below market leases, included in other assets, net in the Company’s consolidated balance sheet, and $6.8 million as the intangible value of above market leases, included in accounts payable and other liabilities in the Company’s consolidated balance sheet.  The value of these lease intangibles are amortized over the term of the respective leases and included in ground lease expense in the Company’s consolidated statements of operations.  The ground leases are classified as operating leases and rental expense is recognized on a straight line basis over the remaining term of the leases.

The aggregate amounts of the estimated lease payments pertaining to all of the ground leases assumed in the A7 and A8 mergers, for the five years subsequent to March 31, 2014 and thereafter are as follows (in thousands):

Total
2014 (April - December)	$4,063
2015	5,523
2016	5,655
2017	5,788
2018	5,924
Thereafter	295,556
Total	$322,509

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through March 31, 2014 included in the Company’s consolidated statements of operations was $38.4 million and $8.7 million, respectively.

The following unaudited pro forma information for the three months ended March 31, 2014 and 2013, is presented as if the A7 and A8 mergers, effective March 1, 2014 had occurred on January 1, 2013, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the mergers been completed on January 1, 2013, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the mergers.  Amounts are in thousands except per share data.

	Three Months Ended March 31,
	2014	2013
Revenue	$198,298	$188,344
Net income	$26,985	$24,783
Net income per share - basic and diluted	$0.07	$0.07
Weighted average common shares outstanding - basic and diluted	374,051	373,662

Index

For purposes of calculating these pro forma amounts, merger transaction costs totaling $2.0 million and the expense related to the conversion of the Series B convertible preferred shares totaling $117.1 million included in the Company’s consolidated statement of operations for the three months ended March 31, 2014 were excluded from the pro forma amounts since these are non-recurring charges.

3.  Investment in Real Estate

The Company’s total investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013

Land	$553,616	$143,946
Building and Improvements	3,124,888	1,360,634
Furniture, Fixtures and Equipment	243,100	126,218
Franchise Fees	7,868	4,572
Construction in Progress	13,026	8,882
	3,942,498	1,644,252
Less Accumulated Depreciation	(220,237)	(200,754)
Investment in Real Estate, net	$3,722,261	$1,443,498

As of March 31, 2014, the Company owned 188 continuing hotels with an aggregate of 23,489 rooms located in 33 states.  The table below shows the number of hotels and rooms by brand:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	34	4,391
Hampton Inn	32	3,731
Hilton Garden Inn	31	4,118
Residence Inn	25	2,864
Homewood Suites	24	2,645
SpringHill Suites	14	1,868
TownePlace Suites	11	1,105
Fairfield Inn	8	944
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	204
Total	188	23,489

Effective March 1, 2014, the Company completed the A7 and A8 mergers, which added 99 continuing hotels (including 48 hotels from Apple Seven and 51 hotels from Apple Eight) to the Company’s real estate portfolio.  The Apple Seven and Apple Eight properties are located in 27 states, with an aggregate of 6,205 and 5,913 rooms, respectively.  As shown in the table setting forth the preliminary purchase price allocation for the A7 and A8 mergers in Note 2, the total real estate value of the A7 and A8 mergers was estimated to be approximately $2.3 billion.  The purchase price allocation is based on preliminary measurements of fair value and is subject to change.  The purchase price allocation for the A7 and A8 mergers represents the Company’s best estimate of fair value and the Company expects to finalize the valuation and complete the purchase price allocation during 2014.

Index

4.  Credit Facility and Mortgage Debt

Credit Facility

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility, which as of the termination date had an outstanding balance of $9.6 million, and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  At closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and Company’s outstanding balances on their respective credit facilities and to pay approximately $3.3 million in closing costs, which are being amortized over the term of the new credit facility.  The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of share repurchases and distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019 (see Note 5 for more information on the interest rate swap agreement).  The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $245 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of March 31, 2014, the credit facility had an outstanding principal balance of $150.5 million, including the $100 million term loan. The annual variable interest rate on the $245 million credit facility was approximately 1.75%, and the effective annual fixed interest rate on the $100 million term loan was approximately 3.1%.

The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults.  In addition, the credit facility contains covenants restricting the level of certain investments and the following quarterly financial covenants (capitalized terms are defined in the credit agreement).

•	A ratio of Consolidated Total Indebtedness to Consolidated EBITDA of not more than 6.00 to 1.00 (subject to a higher amount in certain circumstances);

•	A ratio of Consolidated Secured Indebtedness to Consolidated Total Assets of not more than 45%;

•	A minimum Consolidated Tangible Net Worth of $2.3 billion (plus 75% of the Net Cash Proceeds from issuances and sales of Equity Interests occurring after the Closing Date);

•	A ratio of Adjusted Consolidated EBITDA to Consolidated Fixed Charges of not less than 1.50 to 1.00 for the trailing four full quarters;

•	A ratio of Unencumbered Adjusted NOI to Consolidated Implied Interest Expense for Consolidated Unsecured Indebtedness of not less than 2.00 to 1.00 for the trailing four full quarters;

•	A ratio of Consolidated Unsecured Indebtedness to Unencumbered Asset Value of not more than 60%;

•	A ratio of Consolidated Secured Recourse Indebtedness to Consolidated Total Assets of not more than 10%; and

•
Restricted payments (including distributions and share repurchases), net of any proceeds from a dividend reinvestment plan, cannot exceed 100% of Funds From Operations during the Initial Period or any fiscal year thereafter, unless the Company is required to distribute more to meet REIT requirements.  The percentage is reduced to 95% in the first fiscal year after a public listing of the Company’s equity interests.

The Company was in compliance with each of the applicable covenants at March 31, 2014.

Index

Mortgage Debt

Upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  This assumed mortgage debt has maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%.  A fair value, net premium adjustment totaling $8.1 million was recorded upon the assumption of above (premium) or below (discount) market rate mortgages.  The total fair value adjustment will be amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method.  The effective interest rates on the applicable debt obligations assumed ranged from 3.66% to 4.68% at the date of assumption.  The Company incurred loan origination costs related to the assumption of the mortgage obligations totaling $1.9 million.  Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense.

As of March 31, 2014, the Company had $544.8 million in mortgage debt secured by 50 properties, with maturity dates ranging from September 2014 to October 2032, stated interest rates ranging from 0% to 6.95% and effective interest rates ranging from 3.66% to 6.52%.  The following table sets forth the hotel property securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance as of March 31, 2014 and December 31, 2013 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)		Acquisition or Loan Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of March 31, 2014	Outstanding balance as of December 31, 2013
Richmond, VA	Marriott	6.95%		3/1/2014	9/1/2014	$21,524	$21,460	$0
New Orleans, LA	Homewood Suites	5.85%		3/1/2014	10/1/2014	14,331	14,285	0
Overland Park, KS	Residence Inn	5.74%		3/1/2014	4/1/2015	6,018	5,998	0
Dallas, TX	Hilton	6.63%		5/17/2011	6/6/2015	20,988	19,387	19,545
Rogers, AR	Hampton Inn	5.20%		8/31/2010	9/1/2015	8,337	7,733	7,781
St. Louis, MO	Hampton Inn	5.30%		8/31/2010	9/1/2015	13,915	12,923	13,001
Kansas City, MO	Hampton Inn	5.45%		8/31/2010	10/1/2015	6,517	6,066	6,102
Westford, MA	Residence Inn	5.30%	(2)	3/1/2014	10/1/2015	6,530	6,515	0
Allen, TX	Hilton Garden Inn	5.37%		10/31/2008	10/11/2015	10,787	9,730	9,787
Kansas City, MO	Residence Inn	5.74%		3/1/2014	11/1/2015	10,602	10,581	0
Fayetteville, NC	Residence Inn	5.14%		3/1/2014	12/1/2015	6,545	6,530	0
Austin, TX	Homewood Suites	5.99%		4/14/2009	3/1/2016	7,556	6,648	6,702
Austin, TX	Hampton Inn	5.95%		4/14/2009	3/1/2016	7,553	6,641	6,696
Tupelo, MS	Hampton Inn	5.90%		3/1/2014	3/1/2016	3,124	3,108	0
Houston, TX	Residence Inn	5.71%		3/1/2014	3/1/2016	9,930	9,908	0
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014	4/11/2016	5,557	5,540	0
Round Rock, TX	Hampton Inn	5.95%		3/6/2009	5/1/2016	4,175	3,672	3,701
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014	6/1/2016	10,494	10,474	0
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011	7/8/2016	4,954	4,726	4,747
Bristol, VA	Courtyard	6.59%		11/7/2008	8/1/2016	9,767	9,044	9,086
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016	13,931	13,902	0
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016	16,813	16,779	0
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016	14,892	14,861	0
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016	12,009	11,985	0
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016	7,458	7,445	0
Lewisville, TX (3)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016	3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(2)	3/1/2014	1/13/2017	15,662	15,636	0
Burbank, CA	Residence Inn	4.24%	(2)	3/1/2014	1/13/2017	23,493	23,454	0
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017	4,977	4,962	0
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017	6,012	6,001	0

Index

Location	Brand	Interest Rate (1)	Acquisition or Loan Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2014	Outstanding balance as of December 31, 2013
Birmingham, AL	Homewood Suites	6.03%	3/1/2014	2/8/2017		$10,908	$10,888	$0
Jacksonville, FL	Homewood Suites	6.03%	3/1/2014	2/8/2017		15,856	15,827	0
Concord, NC	Hampton Inn	6.10%	3/1/2014	3/1/2017		4,718	4,709	0
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,563	5,605
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	12,845	12,907
Suffolk, VA	TownePlace Suites	6.03%	3/1/2014	7/1/2017		6,138	6,125	0
Suffolk, VA	Courtyard	6.03%	3/1/2014	7/1/2017		8,002	7,985	0
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	11,444	11,509
Collegeville, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	12,258	12,327
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,720	0
Rancho Bernardo, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	15,028	0
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	12,119	0
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	28,208	0
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	22,561	22,686
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	8,731	0
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	9,410	0
Pratville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	6,581	0
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	8,287	0
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	18,557	0
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	16,639	0
Malvern, PA	Courtyard	6.50%	11/30/2010	10/1/2032	(4)	7,894	7,287	7,337
Total						$558,991	$544,766	$161,519

(1) Unless otherwise noted, these rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2) The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(3) Unsecured loan.
(4) Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt and the balance outstanding under the Company’s credit facility), for the five years subsequent to March 31, 2014 and thereafter are as follows (in thousands):

2014 (April - December)	$44,456
2015	93,667
2016	135,437
2017	111,788
2018	55,319
Thereafter	254,599
695,266
Fair Value Adjustment of Assumed Debt	8,666
Total	$703,932

Index

5.  Fair Value of Financial Instruments

Credit Facility and Mortgage Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $703.9 million and $708.1 million.  As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $162.6 million and $163.6 million.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  These instruments, as described below, are recorded at fair value.  The fair value of instruments that are in an asset position are included in other assets, net in the Company’s consolidated balance sheets.  The fair value of instruments that are in a liability position are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

On March 1, 2014, the Company assumed three interest rate swap agreements, with an aggregate notional amount of $45.7 million that effectively fixes the interest rate on two separate variable-rate mortgage loans assumed with the A7 and A8 mergers through maturity.  The fair value of the interest rate swap agreements assumed was approximately $0.5 million (liability) and is included in accounts payable and other liabilities as part of the purchase price allocation as discussed in Note 2.  Under the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  As of March 31, 2014, the total fair value of these swaps totaled approximately $0.4 million (liability).  The interest rate swaps assumed are not designated by the Company as hedges for accounting purposes, and therefore the changes in the fair value for these swaps are recorded to interest expense, net in the Company’s consolidated statements of operations.  For the three months ended March 31 2014, the change in fair value resulted in a net decrease of $0.2 million to interest expense, net.

In March 2014, the Company entered into an interest rate swap agreement for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixes the interest rate on the $100 million term loan (subject to the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company pays a fixed interest rate of 1.58% and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement matures in March 2019.  As of March 31, 2014, the fair value of this swap totaled approximately $0.5 million (asset).  The interest rate swap has been designated by the Company as an effective cash flow hedge for accounting purposes, and therefore the changes in the fair value for this swap are recorded in accumulated other comprehensive income, a component of shareholder’s equity in the Company’s consolidated balance sheets.  For the three months ended March 31 2014, the change in fair value resulted in an unrealized gain of $0.5 million in other comprehensive income.  The Company assesses, both at inception and on an on-going basis, the effectiveness of its qualifying cash flow hedge.  Hedge ineffectiveness is reported as a component of interest expense, net in the Company’s consolidated statements of operations.  There was no ineffectiveness recorded on the designated hedge during the three months ended March 31, 2014.

  The fair value of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following is a summary of the notional amounts, maturity dates and fair values of the interest rate swap agreements outstanding as of March 31, 2014 (in thousands):

Related debt	Notional amount at March 31, 2014	Maturity date	Fair value at March 31, 2014
Term loan facility (1)	$100,000	3/1/2019	$468
Westford Residence Inn (2)	6,515	10/1/2015	(146)
Oceanside Residence Inn/Burbank Residence Inn (2)	39,090	1/13/2015	(243)
Oceanside Residence Inn/Burbank Residence Inn (2)/(3)	38,440	1/13/2017	30

(1) Designated as a cash flow hedge.
(2) Not designated as a cash flow hedge.
(3) Effective date of the forward interest rate swap agreement is January 13, 2015, the same date the existing swap agreement matures.

The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Index

6.  Related Parties

The Company has, and is expected to continue to engage in significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships disclosed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  There have been no changes to the contracts and relationships discussed in the Company’s 2013 Annual Report on Form 10-K.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

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

A7 and A8 Mergers and Related Transactions

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective Advisors, and Apple Fund Management, Inc. (“AFM”) became a wholly owned subsidiary of the Company by assuming AFM’s assets and liabilities at historical cost, which approximated fair market value.  The assets, net of liabilities were not material.  Prior to the A7 and A8 mergers, AFM was a wholly owned subsidiary of A9A.  As a result, the employees, including management, are now employed by the Company, rather than the Company’s external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple Ten the advisory services contemplated under the A10A advisory agreement and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.

Pursuant to the terms of the termination agreement dated August 7, 2013, as amended, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and the Company were terminated effective immediately before the completion of the A7 and A8 mergers.  No separate payments were made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements, and as a result, effective March 1, 2014, Apple Seven, Apple Eight and the Company no longer pay the various fees previously paid to their respective Advisors.  As a result, the Company’s outstanding Series B convertible preferred shares were converted into the Company’s common shares in accordance with the existing provisions of the Company’s articles of incorporation and the Company’s outstanding Series A preferred shares were automatically terminated.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statement of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at $10.10 per common share.

Pursuant to the assignment and transfer agreement dated August 7, 2013, as amended (the “Transfer Agreement”) between the Company, A9A and AFM, the Company acquired all of the membership interests in AFM from A9A effective immediately following the completion of the A7 and A8 mergers.  In accordance with the Transfer Agreement, that Company has assumed all of the obligations of the predecessor owners of AFM under prior transfer agreements involving the transfer of the membership interests in AFM (including Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., Apple Six and A9A) and relieved the predecessor owners and the other advisory companies of any liability with respect to AFM which is not considered significant.

Index

Pursuant to the subcontract agreement dated August 7, 2013, as amended (the “Subcontract Agreement”) between the Company and A10A, A10A has subcontracted its obligations under the advisory agreement between A10A and Apple Ten to the Company. The Subcontract Agreement provides that, from and after the completion of the A7 and A8 mergers, the Company will provide to Apple Ten advisory services for a fee and will be reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement.  The amount reimbursed to the Company will be based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten. The subcontract with Apple Ten provides for an annual fee that will range from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten.  Total advisory fees earned from Apple Ten during the three months ended March 31, 2014 totaled $0.1 million and is included in other revenue in the company’s consolidated statements of operations.  Total reimbursed costs received from Apple Ten totaled $0.3 million during the three months ended March 31, 2014 and is a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

Advisory Services and Office Related Costs Prior to A7 and A8 Mergers

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisor, A9A provided the Company with its day-to-day management.  ASRG provided the Company with property acquisition and disposition services.  The Company paid fees (ranging from 0.1% to 0.25% of total equity proceeds received by the Company) and reimbursed certain costs to A9A and ASRG for these services.  A9A provided the management services to the Company through an affiliate, AFM, a wholly owned subsidiary of A9A prior to the A7 and A8 mergers.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.  Prior to the A7 and A8 mergers, total advisory fees incurred by the Company under the advisory agreement with A9A totaled approximately $0.5 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively and are included in general and administrative expenses in the Company’s consolidated statements of operations.  In addition to the fees payable to A9A, prior to the A7 and A8 mergers, the Company reimbursed to A9A, or paid directly to AFM on behalf of A9A, approximately $0.5 million for both the three months ended March 31, 2014 and 2013.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.

In addition, any costs associated with the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia and Fort Worth, Texas office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”), were allocated to the Apple REIT Entities and Advisors prior to the A7 and A8 mergers.  Following the completion of the A7 and A8 mergers, Office Related Costs are allocated between the Company, Apple Ten, A10A and ASRG.

Professional Fees

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expenses in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable by the Company and the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.  The Company and other Apple REIT Entities have incurred legal fees associated with the legal proceedings discussed herein and the settlement with the SEC discussed in the Company’s 2013 Annual Report on Form 10-K.  The total costs for these legal matters for all of the Apple REIT Entities (excluding Apple Six after its merger in May 2013) were approximately $0.2 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively, of which approximately $0.1 million and $0.2 million, respectively was allocated to the Company.  During the fourth quarter of 2013, the Apple REIT Entities entered into a release agreement with its primary directors’ and officers’ liability insurance carrier related to claims submitted by the Apple REIT Entities pertaining to these matters, of which approximately $0.1 million was reimbursed directly to the Company during the three months ended March 31, 2014.  The Company anticipates it will continue to incur costs associated with the legal proceedings discussed herein.

Index

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management and renovation purposes. Prior to the A7 and A8 mergers, the Company owned a 24% equity investment in Apple Air and the other members of Apple Air were Apple Seven, Apple Eight and Apple Ten.  Effective March 1, 2014, with the completion of A7 and A8 mergers, the Company acquired the equity interests in Apple Air of Apple Seven and Apple Eight for a total purchase price of approximately $3.0 million, resulting a 74% equity ownership in Apple Air.  Effective with the A7 and A8 mergers, Apple Air is now jointly owned by the Company and Apple Ten, with Apple Ten’s ownership interest accounted for as a minority interest, which as of March 31, 2014 totaled $1.3 million and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet.  Prior to the A7 and A8 mergers, the Company recorded its share of income and losses of Apple Air’s entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The Company’s equity investment was approximately $1.7 million as of December 31, 2013.

7.  Shareholders’ Equity

Monthly Distributions

For the three months ended March 31, 2014 and 2013, the Company made distributions of $0.1934 and $0.2076 per common share for a total of $45.9 million and $37.8 million, respectively.  As contemplated by the A7 and A8 mergers, the annual distribution rate was reduced from $0.83025 per common share to $0.66 per common share, effective with the March 2014 distribution.  The Company expects that the distribution will continue to be paid monthly.

Series A Preferred Shares and Series B Convertible Preferred Shares

Prior to the A7 and A8 mergers:

•
Approximately 182.8 million Series A preferred shares were issued and outstanding, which had no voting rights and no conversion rights.  In addition, the Series A preferred shares were not separately tradable from the common shares to which they related; and

•
480,000 Series B convertible preferred shares were issued to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000.  There were no dividends payable on the Series B convertible preferred shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and A9A and ASRG were terminated.  In accordance with the terms of the Company’s articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  Additionally, as a result of the conversion, and in accordance with the terms of the Company’s articles of incorporation, all of the Company’s Series A preferred shares were terminated and the Company now only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statement of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at $10.10 per common share.

In connection with the A7 and A8 mergers, in March 2014 the Company’s articles of incorporation were amended and restated, among other things, to increase the number of authorized common shares from 400 million to 800 million.

Index

8.  Legal Proceedings

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the Company’s prior filings as the In re Apple REITs Litigation matter.  In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim. The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order.  The Company will defend against the claims remanded to the District Court vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.). An amended complaint was filed on March 24, 2014.  The amended complaint alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the Mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters, and adds as parties certain Company management employees.

The amended complaint demands (i) an order stating that the action may be maintained as a class action, certifying plaintiffs as class representatives, and that the action may be maintained as a derivative action, (ii) that the merger and the conversion of common and preferred shares be rescinded, (iii) an award of damages, and (iv) reimbursement of plaintiffs’ attorneys’ fees and other costs.  On May 5, 2014, defendants moved to dismiss the amended complaint and filed an answer.

The Company believes that plaintiffs’ claims are without merit and intends to defend these cases vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

On April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple Seven and Apple Eight, Inc., now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., No. 503487/2014, N.Y. Sup. (Kings County)). Plaintiff brought suit in the Supreme Court of the State of New York in Kings County (Brooklyn) and alleged claims under Virginia law for breach of fiduciary duty against the individual directors, and constructive trust and unjust enrichment claims against the Company.  Plaintiff alleges that the prices at which Plaintiff and the purported class members purchased additional shares through the DRIP were artificially inflated and not indicative of the true value of units in Apple Seven and Apple Eight.

The Company believes that Plaintiff’s claims are without merit and intends to defend this case vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

9.  Subsequent Events

In April 2014, the Company declared and paid approximately $20.6 million, or $0.055 per outstanding common share, in distributions to its common shareholders.

In April 2014, the Company paid a total of approximately $2.3 million to shareholders holding approximately 230,000 as converted common shares, who exercised appraisal rights in connection with the A7 and A8 mergers and related transactions.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the successful execution of the Company’s recent mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”).  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate in the United States.  All intercompany accounts and transactions have been eliminated.  As of March 31, 2014, the Company owned 188 continuing hotels (of which 99 were acquired with the Apple Seven and Apple Eight mergers, effective March 1, 2014).  Accordingly, the results of operations include only results from the date of ownership of the properties.

Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its previously announced mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”).  Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively. Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities. Upon completion of the A7 an A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub are the surviving corporations. Immediately following the effective time of the A7 and A8 mergers, the name of Seven Acquisition Sub was changed to Apple REIT Seven, Inc. and the name of Eight Acquisition Sub was changed to Apple REIT Eight, Inc.

As a result of the mergers, each issued and outstanding Unit (consisting of one common share and Series A preferred share) of Apple Seven was converted into one common share of the Company or a total of approximately 90.6 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into the number of common shares of the Company equal to 24.17104 multiplied by one for a total of approximately 5.8 million common shares.  Each issued and outstanding Unit of Apple Eight was converted into 0.85 common shares of the Company for a total of approximately 78.3 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into the number of common shares of the Company equal to 24.17104 multiplied by 0.85 for a total of approximately 4.9 million common shares.

Index

The Company has accounted for the A7 and A8 mergers in accordance with the Accounting Standards Codification 805, Business Combinations.  The Company has been considered the acquirer for financial reporting purposes, which requires, among other things, that the assets acquired and liabilities assumed from Apple Seven and Apple Eight be recognized at their acquisition date fair values.  For purpose of accounting for the transactions, the total consideration of the Company’s common shares transferred for the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on approximately 180 million common shares issued valued at $10.10 per common share.

As contemplated in the Merger Agreement, in connection with completion of the mergers, the Company became self-advised and the existing advisory agreements between the Company and its advisors were terminated. The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or approximately 11.6 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statement of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at a fair value estimate of $10.10 per common share.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company anticipates that the total merger costs, excluding costs that may be incurred to defend the purported class action filed by two shareholders discussed herein, will be approximately $5.8 million, of which $2.0 million was incurred during the three months ended March 31, 2014 and $3.1 million was incurred during 2013.

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  This assumed mortgage debt has maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%.  The Company also assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and $100 million term loan).  At closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and Company’s outstanding balances on their respective credit facilities and to pay closing costs.

See Note 2 titled Recent Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the A7 and A8 mergers.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in both revenues and operating income (excluding costs associated with the A7 and A8 mergers) as compared to the prior year. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the ongoing uncertainty surrounding the national and local government fiscal policies (including tax increases and potential government spending cuts), the Company, both on a comparable and pro forma basis following the A7 and A8 mergers, is forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013.

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

Index

The following is a summary of the results from operations of the hotels owned as of March 31, 2014 for their respective periods of ownership by the Company.  As a result of the A7 and A8 mergers effective March 1, 2014, the results of operations for the three months ended March 31, 2014 include one month of results for Apple Seven and Apple Eight.

	Three Months Ended March 31,
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue

Total revenue	$137,236	100%	$92,403	100%
Hotel operating expenses	78,349	57%	52,424	57%
Property taxes, insurance and other expense	7,126	5%	5,029	5%
Ground lease expense	872	1%	103	0%
General and administrative expense	2,634	2%	1,860	2%

Transaction costs	2,110		-
Depreciation expense	19,559		13,500
Interest expense, net	3,524		2,185
Income tax expense	391		396

Number of continuing hotels	188		89
ADR	$121		$115
Occupancy	74%		71%
RevPAR	$89		$82
Total rooms sold (1)	1,035,633		733,018
Total rooms available (2)	1,399,141		1,026,509
________
(1) Represents the number of room nights sold during the period.
(2) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Comparable Operating Statistics

The following table reflects certain operating statistics for the Company’s 89 comparable hotels owned as of March 31, 2014. Comparable hotels are hotels the Company owned for the entire reporting periods being presented.

	Three Months Ended March 31,
	2014	2013	Percent Change

ADR	$121	$115	5%
Occupancy	72%	71%	1%
RevPAR	$88	$82	7%

Pro forma Operating Statistics

The following table reflects certain operating statistics for the Company’s 188 continuing hotels owned as of March 31, 2014 on a pro forma basis.  These pro forma statistics assume the A7 and A8 mergers were completed as of January 1, 2013 and the hotels were owned for the entire reporting periods being presented.

	Three Months Ended March 31,
	2014	2013	Percent Change

ADR	$119	$115	3%
Occupancy	72%	71%	1%
RevPAR	$85	$81	5%

Index

Hotels Owned

Effective March 1, 2014, the Company completed the A7 and A8 mergers, which added 99 continuing hotels (including 48 hotels from Apple Seven and 51 hotels from Apple Eight) to the Company’s real estate portfolio.  The Apple Seven and Apple Eight properties are located in 27 states, with an aggregate of 6,205 and 5,913 rooms, respectively.  As of March 31, 2014, the Company owned 188 continuing hotels with an aggregate of 23,489 rooms located in 33 states.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	34	4,391
Hampton Inn	32	3,731
Hilton Garden Inn	31	4,118
Residence Inn	25	2,864
Homewood Suites	24	2,645
SpringHill Suites	14	1,868
TownePlace Suites	11	1,105
Fairfield Inn	8	944
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	204
Total	188	23,489

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,206
Alaska	1	169
Arizona	7	926
Arkansas	5	507
California	19	2,527
Colorado	3	326
Florida	15	1,833
Georgia	6	570
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Kentucky	1	130
Louisiana	6	771
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	3	264
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	2	368
North Carolina	13	1,437
Ohio	2	218
Oklahoma	2	302
Pennsylvania	3	391
South Carolina	3	325
Tennessee	7	796
Texas	29	3,577
Utah	2	257
Virginia	12	1,980
Washington	4	609
Total	188	23,489

Index

The following table summarizes the location, brand, manager, date acquired and number of rooms for each of the 188 continuing hotels the Company owned as of March 31, 2014.

City	State	Brand	Manager	Date Acquired	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Huntsville	AL	TownePlace Suites	LBA	3/1/2014	86
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Troy	AL	Courtyard	LBA	6/18/2009	90
Troy	AL	Hampton Inn	LBA	3/1/2014	82
Trussville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Fairfield Inn & Suites	Raymond	3/1/2014	99
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	White	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	White	11/2/2010	110
Phoenix	AZ	Courtyard	White	11/2/2010	164
Phoenix	AZ	Residence Inn	White	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo	CA	Courtyard	Inn Ventures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	154
San Bernardino	CA	Residence Inn	Inn Ventures	2/16/2011	95
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	Inn Ventures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66

Index

City	State	Brand	Manager	Date Acquired	Rooms
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	Inn Ventures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Pueblo	CO	Hampton Inn & Suites	Dimension	10/31/2008	81
Fort Lauderdale	FL	Hampton Inn	Vista	12/31/2008	109
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	159
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	85
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Port Wentworth	GA	Hampton Inn	Newport	3/1/2014	106
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	Inn Ventures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White	11/2/2010	170
Mettawa	IL	Residence Inn	White	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White	11/2/2010	130
Mishawaka	IN	Residence Inn	White	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Bowling Green	KY	Hampton Inn	Newport	3/1/2014	130
Alexandria	LA	Courtyard	LBA	9/15/2010	96
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
West Monroe	LA	Hilton Garden Inn	Pillar	7/30/2010	134

Index

City	State	Brand	Manager	Date Acquired	Rooms
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White	7/30/2010	107
Novi	MI	Hilton Garden Inn	White	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Tupelo	MS	Hampton Inn	LBA	3/1/2014	96
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Concord	NC	Hampton Inn	Newport	3/1/2014	101
Dunn	NC	Hampton Inn	McKibbon	3/1/2014	120
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Jacksonville	NC	TownePlace Suites	LBA	2/16/2010	86
Matthews	NC	Hampton Inn	Newport	3/1/2014	92
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
New York	NY	Renaissance	Marriott	3/1/2014	204
Ronkonkoma	NY	Hilton Garden Inn	White	3/1/2014	164
Cincinnati	OH	Homewood Suites	White	3/1/2014	76
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Tulsa	OK	Hampton Inn & Suites	Western	3/1/2014	102
Collegeville	PA	Courtyard	White	11/15/2010	132
Malvern	PA	Courtyard	White	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104

Index

City	State	Brand	Manager	Date Acquired	Rooms
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson	TN	Courtyard	Vista	12/16/2008	94
Jackson	TN	Hampton Inn & Suites	Vista	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista	9/30/2010	194
Nashville	TN	Home2 Suites	Vista	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White	11/2/2010	150
Austin	TX	Hampton Inn	Vista	4/14/2009	124
Austin	TX	Hilton Garden Inn	White	11/2/2010	117
Austin	TX	Homewood Suites	Vista	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Brownsville	TX	Courtyard	Western	3/1/2014	90
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Ft. Worth	TX	TownePlace Suites	Western	7/19/2010	140
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
San Antonio	TX	TownePlace Suites	Western	3/1/2014	123
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Marriott	White	3/1/2014	410
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	Inn Ventures	3/1/2014	150
Seattle	WA	Residence Inn	Inn Ventures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	Inn Ventures	3/1/2014	119
Total					23,489

Index

Development Project

The Company is currently constructing adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia, which are expected to be completed by the end of 2014.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White.  The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $13.0 million in development costs as of March 31, 2014.

Results of Operations

As of March 31, 2014, the Company owned 188 continuing hotels (of which 99 were acquired with the A7 and A8 mergers effective, March 1, 2014) with 23,489 rooms as compared to 89 continuing hotels with a total of 11,371 rooms as of March 31, 2013.  As a result, comparisons of 2014 operating results to prior year results are not meaningful.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income (excluding costs associated with the A7 and A8 mergers) improved during the three months ended March 31, 2014 as compared to 2013 on both a comparable and pro forma basis.  The Company expects continued improvement in revenue and operating income (excluding costs associated with the A7 and A8 mergers) in 2014 as compared to 2013. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended March 31, 2014 and 2013, the Company had hotel revenue of $137.2 million and $92.4 million, respectively.  This revenue primarily reflects hotel operations for the 188 continuing hotels owned as of March 31, 2014 for their respective periods of ownership by the Company.  For the three months ended March 31, 2014 and 2013, respectively, the hotels achieved combined average occupancy of 74% and 71%, ADR of $121 and $115 and RevPAR of $89 and $82.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the first quarter of 2014, the Company experienced a slight increase in demand, with average occupancy for its hotels increasing 1% on both a comparable and pro forma basis compared to the first quarter of 2013.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR for its hotels on a comparable and pro form basis of 5% and 3%, respectively during the first quarter of 2014 as compared to the corresponding period in the prior year. Although certain markets were negatively impacted by harsh weather conditions and reduced government spending, with overall continued demand and room rate improvement, the Company is forecasting a mid-single digit percentage increase in revenue for 2014 as compared to 2013 on a comparable and pro forma basis.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses primarily relate to the 188 continuing hotels owned as of March 31, 2014 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2014 and 2013, respectively, hotel operating expenses totaled $78.3 million and $52.4 million or 57% of total revenue for each respective period.  Overall hotel operational expenses for the first quarter of 2014 reflect the impact of the A7 and A8 mergers, increases in revenues and occupancy at most of the Company’s hotels, an increase in utility and maintenance costs related to harsh weather conditions experienced in many of the Company’s markets, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to government regulations surrounding healthcare and other benefits.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property taxes, insurance, and other expense for the three months ended March 31, 2014 and 2013, respectively, totaled $7.1 million and $5.0 million or 5% of total revenue for each respective period.  For comparable hotels, real estate taxes during the three months ended March 31, 2014 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities and from the improved economy, partially offset by a decrease in 2014 due to successful appeals of tax assessments at certain locations.  With the economy continuing to improve, the Company anticipates increases in property tax assessments in 2014.  The Company will continue to appeal tax assessments in certain jurisdictions to minimize the tax increases as warranted.

Ground lease expense for the three months ended March 31, 2014 and 2013 was $0.9 million and $0.1 million, respectively, and primarily represents the expense incurred by the Company to lease land for twelve of its hotel properties, eleven of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and administrative expense for the three months ended March 31, 2014 and 2013 was $2.6 million and $1.9 million, respectively.  The principal components of general and administrative expense are advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, and effective March 1, 2014, payroll and related benefit costs, as well as legal fees, accounting fees and reporting expenses.  As discussed herein under Related Parties, effective March 1, 2014, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, are now employed by the Company, rather than the Company’s former external advisor.

Transaction costs for the three months ended March 31, 2014 and 2013 totaled $2.1 million and $0, respectively.  Costs incurred during the three months ended March 31, 2014 were primarily related to the A7 and A8 mergers discussed herein. The Company anticipates incurring an additional $0.7 million in costs associated with the A7 and A8 mergers in 2014, bringing total estimated costs for the Company to approximately $5.8 million, excluding costs that may be incurred to defend the purported class action filed by two shareholders discussed herein.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $19.6 million and $13.5 million, respectively.  Depreciation expense primarily represents expense of the Company’s 188 continuing hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned as a result of the A7 and A8 mergers and renovations completed throughout 2014 and 2013.

Interest expense, net for the three months ended March 31, 2014 and 2013 was $3.5 million and $2.2 million, respectively and is net of approximately $0.3 million and $0.05 million of interest capitalized associated with renovation and construction projects.  The interest expense increase primarily arose from (a) debt assumed effective March 1, 2014 with the A7 and A8 mergers, including $393.2 million in mortgage debt; and (b) borrowings on the Company’s new $345 million credit facility beginning March 3, 2014, which were primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective extinguished credit facilities and to pay closing costs.

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

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective Advisors, and Apple Fund Management, Inc. (“AFM “) became a wholly owned subsidiary of the Company.  As a result, the employees, including management, are now employed by the Company, rather than the Company’s external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under the Apple Ten Advisors, Inc. (“A10A”) advisory agreement and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.

Index

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisor, Apple Nine Advisors, Inc. (“A9A”) provided the Company with its day-to-day management.  Apple Suites Realty Group, Inc. (“ASRG”) provided the Company with property acquisition and disposition services.  The Company paid fees and reimbursed certain costs to A9A and ASRG for these services.  A9A provided the management services to the Company through an affiliate, AFM, a wholly owned subsidiary of A9A prior to the A7 and A8 mergers.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.

See Note 6 titled Related Parties in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Series A Preferred Shares and Series B Convertible Preferred Shares

Prior to the A7 and A8 mergers:

•
Approximately 182.8 million Series A preferred shares were issued and outstanding, which had no voting rights and no conversion rights.  In addition, the Series A preferred shares were not separately tradable from the common shares to which they related; and

•
480,000 Series B convertible preferred shares were issued to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000.  There were no dividends payable on the Series B convertible preferred shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the existing advisory agreements between the Company and A9A and ASRG were terminated.  In accordance with the terms of the Company’s articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  Additionally, as a result of the conversion, and in accordance with the terms of the Company’s articles of incorporation, all of the Company’s Series A preferred shares were terminated and the Company now only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statement of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at $10.10 per common share.

In connection with the A7 and A8 mergers, in March 2014 the Company’s articles of incorporation were amended and restated, among other things, to increase the number of authorized common shares from 400 million to 800 million.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of March 31, 2014, and updates the information reported in the Company’s 2013 Annual Report on Form 10-K to reflect the increase in obligations related to the A7 and A8 mergers:

		Amount of Commitments Expiring per Period
(000's)	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Development obligations (1)	$25,000	$25,000	$-	$-	$-
Debt (including interest of $129.4 million)	824,619	69,221	281,862	191,452	282,084
Ground Leases	325,005	4,102	11,283	11,817	297,803
	$1,174,624	$98,323	$293,145	$203,269	$579,887

(1) In May 2013, the Company entered into a construction contract with a third party to develop adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia. Amount presented above represents accrued and unpaid development costs totaling approximately $2.1 million as of March 31, 2014 and additional budgeted costs totaling approximately $22.9 million expected to be incurred as well as the expected timing of such costs related to this project.

Index

Capital Resources

Credit Facility

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility, which as of the termination date had an outstanding balance of $9.6 million, and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  At closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and Company’s outstanding balances on their respective credit facilities and to pay approximately $3.3 million in closing costs, which are being amortized over the term of the new credit facility.  The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of share repurchases and distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019.  The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $245 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of March 31, 2014, the credit facility had an outstanding principal balance of $150.5 million, including the $100 million term loan.  The annual variable interest rate on the $245 million credit facility was approximately 1.75%, and the effective annual fixed interest rate on the $100 million term loan was approximately 3.1%.

The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults.  It also contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and maximum dividend payout ratio.  See Note 4 titled Credit Facility and Mortgage Debt in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for a listing of the quarterly financial covenants, as defined in the credit agreement.  The Company was in compliance with the applicable covenants at March 31, 2014 and anticipates being in compliance for the remainder of the year.

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $345 million credit facility.  The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements (including its development project discussed herein), required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and share repurchases.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the three months ended March 31, 2014 totaled approximately $45.9 million and were paid at a monthly rate of $0.0691875 per common share for the first two months of 2014 and $0.055 per common share for March 2014.  For the same period the Company’s net cash generated from operations was approximately $22.9 million.  This shortfall includes a return of capital and was funded by cash on hand and borrowings on its credit facility.

As contemplated by the A7 and A8 mergers, beginning with the payment of the March 2014 distribution, the annual distribution rate is $0.66 per common share.  Prior to the completion of the A7 and A8 mergers, the annualized distribution rate was $0.83025 per common share.  As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements, completion of planned development projects and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the post-merger annual distribution rate.   The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing or offering proceeds to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or share repurchases.

Index

In June 2013, the Company announced the suspension of its Dividend Reinvestment Plan and Unit Redemption Program, (collectively, the “Plans”), as it evaluated the potential merger transaction and as mandated by the Merger Agreement.  The suspension of the Plans continue and it is uncertain as to when the Company will reinstate each Plan.

The Company has on-going capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2014, the Company held $31.3 million in reserves for capital expenditures.  During the three months ended March 31, 2014, the Company spent approximately $7.6 million on capital expenditures for existing hotels and anticipates spending an additional $40 to $50 million during 2014.  Additionally, the Company is currently constructing adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia, which is expected to be completed by the end of 2014.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White.  The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $13.0 million in development costs as of March 31, 2014, of which approximately $4.1 million was incurred during the three months ended March 31, 2014.

As part of the cost sharing arrangements discussed herein under Related Parties, the day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies. Under the cash management process, each of the companies may advance or defer up to $1 million at any time. Each month, any outstanding amounts are settled among the affected companies. This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each companies’ credit facilities. The process does not have a significant impact on any of the companies.  As of March 31, 2014, approximately $0.2 million was due from Apple Ten.

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

Subsequent Events

In April 2014, the Company declared and paid approximately $20.6 million, or $0.055 per outstanding common share, in distributions to its common shareholders.

In April 2014, the Company paid a total of approximately $2.3 million to shareholders holding approximately 230,000 as converted common shares, who exercised appraisal rights in connection with the A7 and A8 mergers and related transactions.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

With the exception of four interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

On March 1, 2014, the Company assumed three interest rate swap agreements with a commercial bank, with an aggregate notional amount of $45.7 million that effectively fixes the interest rate on two separate variable-rate mortgage loans assumed with the A7 and A8 mergers through maturity. The fair value of the interest rate swap agreements assumed was approximately $0.5 million (liability).  Under the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  As of March 31, 2014, the total fair value of these swaps totaled approximately $0.4 million (liability).  The interest rate swaps assumed are not designated by the Company as hedges for accounting purposes, and therefore the changes in the fair value for these swaps are recorded to interest expense, net in the Company’s consolidated statements of operations.  For the three months ended March 31 2014, the change in fair value resulted in a net decrease of $0.2 million to interest expense, net.

Additionally, in March 2014, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the $100 million term loan that effectively fixes the interest rate through maturity.  Under the terms of the swap agreement, the Company pays a fixed interest rate and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap has been designated by the Company as an effective cash flow hedge for accounting purposes, and therefore the changes in the fair value for this swap are recorded in accumulated other comprehensive income, a component of shareholder’s equity in the Company’s consolidated balance sheets.   As of March 31, 2014, the fair value of this swap totaled approximately $0.5 million (asset).  For the three months ended March 31 2014, the change in fair value resulted in an unrealized gain of $0.5 million to other comprehensive income.  The Company assesses, both at inception and on an on-going basis, the effectiveness of its qualifying cash flow hedge.  Hedge ineffectiveness is reported as a component of interest expense, net in the Company’s consolidated statements of operations.  There was no ineffectiveness recorded on the designated hedge during the three months ended March 31, 2014.

As of March 31, 2014, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $245 million revolving credit facility.  Based on the outstanding balance of the Company’s $245 million revolving credit facility at March 31, 2014 of $50.5 million, every 100 basis points change in interest rates can potentially impact the Company’s annual net income by approximately $0.5 million, with all other factors remaining the same.  The Company’s cash balance at March 31, 2014 was $0.

In addition to its variable rate debt and interest rate swaps discussed above, as part of the A7 and A8 mergers the Company assumed fixed interest rate mortgages with principal balances totaling $339.4 million payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at March 31, 2014.  All dollar amounts are in thousands.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$44,456	$93,667	$135,437	$111,788	$55,319	$254,599	$695,266	$708,098
Average interest rates	4.8%	4.7%	4.4%	4.0%	3.9%	4.1%

Variable rate debt:
Maturities	$703	$7,177	$780	$36,945	$50,500	$100,000	$196,105	$195,872
Average interest rates (1)	3.1%	3.0%	3.0%	2.8%	2.8%	3.1%

Fixed rate debt:
Maturities	$43,753	$86,490	$134,657	$74,843	$4,819	$154,599	$499,161	$512,226
Average interest rates	5.5%	5.4%	5.3%	4.9%	4.7%	4.7%
________
(1) The average interest rate gives effect to interest rate swaps, as applicable.

 Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the Company’s prior filings (including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013) as the In re Apple REITs Litigation matter.  In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim. The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order.  The Company will defend against the claims remanded to the District Court vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.). An amended complaint was filed on March 24, 2014.  The amended complaint alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the Mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters, and adds as parties certain Company management employees.

The amended complaint demands (i) an order stating that the action may be maintained as a class action, certifying plaintiffs as class representatives, and that the action may be maintained as a derivative action, (ii) that the merger and the conversion of common and preferred shares be rescinded, (iii) an award of damages, and (iv) reimbursement of plaintiffs’ attorneys’ fees and other costs.  On May 5, 2014, defendants moved to dismiss the amended complaint and filed an answer.

The Company believes that plaintiffs’ claims are without merit and intends to defend these cases vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

On April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple Seven and Apple Eight, Inc., now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., No. 503487/2014, N.Y. Sup. (Kings County)).  Plaintiff brought suit in the Supreme Court of the State of New York in Kings County (Brooklyn) and alleged claims under Virginia law for breach of fiduciary duty against the individual directors, and constructive trust and unjust enrichment claims against the Company.  Plaintiff alleges that the prices at which Plaintiff and the purported class members purchased additional shares through the DRIP were artificially inflated and not indicative of the true value of units in Apple Seven and Apple Eight.

The Company believes that Plaintiff’s claims are without merit and intends to defend this case vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

3.1
Amended and Restated Articles of Incorporation of Apple Hospitality REIT, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-53603) filed March 5, 2014)

3.2	Amended and Restated Bylaws of Apple Hospitality REIT, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-53603) filed March 5, 2014)
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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY REIT, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 14, 2014
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 14, 2014
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)