Form 10-Q
period 2014-09-30
Apple Hospitality REIT, Inc.
filed 2014-11-05
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of registrant’s common shares outstanding as of November 1, 2014: 373,820,814

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

Index

PART I.    FINANCIAL INFORMATION
Item 1.      Financial Statements

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $281,626 and $200,754, respectively	$3,692,339	$1,443,498
Cash and cash equivalents	0	18,102
Restricted cash-furniture, fixtures and other escrows	37,118	9,416
Due from third party managers, net	34,255	10,421
Other assets, net	43,486	9,844
Total Assets	$3,807,198	$1,491,281

Liabilities
Credit facility	$175,000	$0
Mortgage debt	521,878	162,551
Accounts payable and other liabilities	53,658	16,919
Total Liabilities	750,536	179,470

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; terminated effective March 1, 2014; issued and outstanding 0 and 182,784,131 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; terminated effective March 1, 2014 upon conversion into common shares; issued and outstanding 0 and 480,000 shares, respectively	0	48
Common stock, no par value, authorized 800,000,000 and 400,000,000 shares; issued and outstanding 373,820,814 and 182,784,131 shares, respectively	3,737,328	1,807,377
Accumulated other comprehensive income	311	0
Distributions greater than net income	(680,977)	(495,614)
Total Shareholders' Equity	3,056,662	1,311,811

Total Liabilities and Shareholders' Equity	$3,807,198	$1,491,281

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Room	$213,831	$91,936	$552,645	$271,324
Other	18,053	8,301	48,928	25,888
Total revenue	231,884	100,237	601,573	297,212

Expenses:
Operating	58,617	25,800	152,020	75,318
Hotel administrative	16,627	7,218	43,610	21,287
Sales and marketing	18,441	8,369	47,798	24,968
Utilities	9,587	4,213	22,965	11,153
Repair and maintenance	9,073	3,807	23,943	11,136
Franchise fees	9,762	4,185	25,137	12,248
Management fees	8,083	3,567	21,074	10,329
Property taxes, insurance and other	11,121	4,790	29,477	15,385
Ground lease	2,489	53	5,850	247
General and administrative	5,627	1,778	14,774	5,815
Transaction costs	707	1,908	4,593	2,044
Series B convertible preferred share expense	0	0	117,133	0
Loss on impairment of depreciable real estate assets	8,600	0	8,600	0
Depreciation	31,095	13,732	81,408	40,865
Total expenses	189,829	79,420	598,382	230,795

Operating income	42,055	20,817	3,191	66,417

Interest expense, net	(6,340)	(2,287)	(17,197)	(6,701)

Income (loss) before income taxes	35,715	18,530	(14,006)	59,716

Income tax expense	(553)	(365)	(1,495)	(1,110)

Net income (loss)	$35,162	$18,165	$(15,501)	$58,606

Unrealized gain on interest rate derivative	757	0	311	0

Comprehensive income (loss)	$35,919	$18,165	$(15,190)	$58,606

Basic and diluted net income (loss) per common share	$0.09	$0.10	$(0.05)	$0.32

Weighted average common shares outstanding - basic and diluted	373,821	182,784	332,583	182,560

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(15,501)	$58,606
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Series B convertible preferred share expense	117,133	0
Depreciation	81,408	40,865
Loss on impairment of depreciable real estate assets	8,600	0
Other non-cash expenses, net	1,133	264
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Increase in due from third party managers, net	(9,444)	(5,104)
Increase in other assets, net	(4,086)	(523)
Increase in accounts payable and other liabilities	4,873	3,914
Net cash provided by operating activities	184,116	98,022

Cash flows from investing activities:
Cash paid for acquisitions, net	0	(7,225)
Capital improvements and development costs	(48,239)	(11,370)
Decrease (increase) in capital improvement reserves	2,368	(207)
Net proceeds (costs) from sale of assets	5,648	(353)
Payments received on note receivable	0	4,725
Net cash used in investing activities	(40,223)	(14,430)

Cash flows from financing activities:
Net proceeds related to issuance of Units	0	21,778
Redemptions of shares	(2,349)	(19,992)
Monthly distributions paid to common shareholders	(169,862)	(113,646)
Proceeds from (payments on) extinguished credit facilities	(129,490)	22,000
Net proceeds from existing credit facility	175,000	0
Proceeds from mortgage debt	27,000	0
Payments of mortgage debt	(57,289)	(2,759)
Financing costs	(5,005)	0
Net cash used in financing activities	(161,995)	(92,619)

Decrease in cash and cash equivalents	(18,102)	(9,027)

Cash and cash equivalents, beginning of period	18,102	9,027

Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow information:
Interest paid	$21,528	$7,225

Supplemental disclosure of noncash investing and financing activities:
Merger transactions purchase price, net (see details in note 2)	$1,814,613	$0
Conversion of Series B convertible preferred shares to common shares	$117,133	$0

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  As of September 30, 2014, the Company owned 188 hotels with an aggregate of 23,489 rooms located in 33 states.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2013 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2014.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income (loss) or shareholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income, which is comprised of an unrealized gain resulting from a hedging activity.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for both the three and nine months ended September 30, 2014 and 2013.  As a result, basic and dilutive outstanding shares were the same.  As discussed in Note 2, as a result of becoming self-advised, the Series B convertible preferred shares converted to common shares effective March 1, 2014, resulting in approximately 11.6 million additional common shares outstanding.  These additional common shares are included in the denominator for basic earnings and diluted earnings per common share from March 1, 2014.

Index

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years.  Early adoption is not permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations.  Under this standard, only disposals representing a strategic shift that have, or will have, a major effect on operations and financial results should be presented as discontinued operations.  As a result, the operations of sold properties will be included in continuing operations through the date of their disposal, unless the sale represents a strategic shift.  The standard applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.  The Company adopted the new standard effective January 1, 2014.  Under this standard, the Company anticipates that the majority of hotel sales will not be classified as discontinued operations.

2.  Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

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

The Company has accounted for the A7 and A8 mergers in accordance with the Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company has been considered the acquirer for financial reporting purposes, which requires, among other things, that the assets acquired and liabilities assumed from Apple Seven and Apple Eight be recognized at their acquisition date fair values.  For purpose of accounting for the transactions, the total consideration of the Company’s common shares transferred in the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on approximately 180 million common shares issued at a fair value estimate of $10.10 per common share.

Index

The fair value estimate of the Company’s common stock was based upon a third party valuation and other analyses as of March 1, 2014, the effective time of the mergers.  Since the Company’s common stock is not publicly traded, the fair value estimate was a Level 3 input under ASC 820, Fair Value Measurement, as it was derived from unobservable inputs.  The fair value estimate was based on a combination of the income and market approaches as outlined in ASC 820.  In the income approach, the fair value estimate was calculated from a discounted cash flow model using Apple Seven, Apple Eight and the Company’s (the “merged entities”) consolidated projected cash flows, as well as a discount rate and terminal capitalization rate based on market conditions at the effective time of the mergers and consistent with industry averages.  In the market approach, the fair value estimate was calculated by applying multiples (using industry peers at the effective time of the mergers) to both the consolidated 2013 historical and 2014 projected combined revenue and operating results of the merged entities and using multiples of operating results from comparable transactions.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s statements of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at a fair value estimate of $10.10 per common share.

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

With the completion of the A7 and A8 mergers, as of September 30, 2014, the Company owned 188 hotels (including a total of 99 hotels from Apple Seven and Apple Eight) with an aggregate of 23,489 rooms located in 33 states.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $6.6 million in total merger costs (including approximately $0.8 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers discussed in Note 9), of which approximately $3.5 million was incurred during the nine months ended September 30, 2014 and $3.1 million was incurred during 2013.

As more fully described in Note 4, effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  The Company also assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million, which were then terminated on March 3, 2014 upon entering into a new $345 million unsecured credit facility.

Index

The following table summarizes the Company’s purchase price allocation for the A7 and A8 mergers, which represents its best estimate of the fair values of the assets acquired and liabilities assumed on March 1, 2014, the effective date of the mergers (in thousands):

Purchase Price Allocation
Assets:
Land	$395,250
Building and improvements	1,776,208
Furniture, fixtures and equipment	112,013
Franchise fees	3,296
Investment in real estate	2,286,767

Cash and cash equivalents, restricted cash, due from third party managers and other assets	75,951
Total assets	2,362,718

Liabilities:
Credit facilities	129,490
Mortgage debt	393,209
Accounts payable and other liabilities	25,406
Total liabiities	548,105

Fair value estimate of net assets acquired	$1,814,613

The allocation of the purchase price required a significant amount of judgment and was based upon valuations and other analyses described below that were finalized during the second quarter of 2014.  Measurement period adjustments were made during the second quarter of 2014 to adjust real estate values to reflect new information obtained about facts and circumstances that existed as of the acquisition date.  Changes to the initial purchase price allocation did not have a material impact on the Company’s consolidated financial statements.  The Company engaged a valuation firm to assist in this analysis.  The methodologies and significant inputs and assumptions used in deriving estimates of fair value vary and are based on the nature of the tangible or intangible asset acquired or liability assumed.  The fair value of land, building and improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities was developed based on the cost approach, market approach or income approach depending on available information and compared to a secondary approach when possible.  The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to the Company for the issuance of debt with similar terms and remaining maturities.  Significant inputs and assumptions associated with these approaches included estimates of future operating cash flows and discount rates based on an evaluation of both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy).  No goodwill was recorded in connection with the A7 and A8 mergers.

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

Index

The aggregate amounts of the estimated lease payments pertaining to all of the ground leases assumed in the A7 and A8 mergers, for the five years subsequent to September 30, 2014 and thereafter are as follows (in thousands):

Total
2014 (October - December)	$1,367
2015	5,523
2016	5,655
2017	5,788
2018	5,924
Thereafter	295,556
Total	$319,813

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through September 30, 2014 included in the Company’s consolidated statements of operations was approximately $282.7 million and approximately $63.7 million, respectively.

The following unaudited pro forma information for the three and nine month periods ended September 30, 2014 and 2013, is presented as if the A7 and A8 mergers, effective March 1, 2014, had occurred on January 1, 2013, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the mergers been completed on January 1, 2013, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the mergers.  Amounts are in thousands except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$231,884	$215,962	$662,421	$622,021
Net income	$35,612	$39,393	$107,242	$106,893
Net income per share - basic and diluted	$0.10	$0.11	$0.29	$0.29
Weighted average common shares outstanding - basic and diluted	373,821	373,821	373,821	373,597

For purposes of calculating these pro forma amounts, merger transaction costs and the expense related to the conversion of the Series B convertible preferred shares, each included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these are attributable to the A7 and A8 mergers and related transactions and do not have an ongoing impact to the statements of operations.  Merger transaction costs totaled approximately $0.5 million and $1.9 million for the three months ended September 30, 2014 and 2013 and approximately $3.5 million and $2.0 million for the nine months ended September 30, 2014 and 2013.  The expense related to the conversion of the Series B convertible preferred shares was approximately $117.1 million for the nine months ended September 30, 2014.

3.  Investment in Real Estate

The Company’s total investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013

Land	$539,196	$143,946
Building and Improvements	3,144,634	1,360,634
Furniture, Fixtures and Equipment	254,097	126,218
Franchise Fees	7,868	4,572
Construction in Progress	28,170	8,882
	3,973,965	1,644,252
Less Accumulated Depreciation	(281,626)	(200,754)
Investment in Real Estate, net	$3,692,339	$1,443,498

Index

As of September 30, 2014, the Company owned 188 hotels with an aggregate of 23,489 rooms located in 33 states.  The table below shows the number of hotels and rooms by brand:

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

Impairment of Depreciable Real Estate Assets

During the third quarter of 2014, the Company identified 22 properties for potential sale.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  If the Company were to complete these sales, it intends to redeploy the proceeds by acquiring other hotel properties.  During October 2014, the Company began the process of marketing these assets.  Due to the change in the anticipated hold period of the assets, the undiscounted cash flows generated by certain of these properties was estimated to be less than their carrying values; therefore the Company recognized an impairment loss of $8.6 million in the third quarter of 2014 to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, management’s estimates of discount rates, estimates of market capitalization rates and other market considerations.  These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy.  The assumptions used in estimating the undiscounted cash flows and the fair values of the properties, as applicable, are subject to change based on future operating performance and market conditions.  The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year.  Since the sale of these properties are not probable at this time, the assets and liabilities related to these properties have not been classified as held for sale in the Company’s consolidated balance sheet at September 30, 2014.

Index

4.  Credit Facility and Mortgage Debt

Credit Facility

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility, which as of the termination date had an outstanding balance of $9.6 million, and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  At closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective credit facilities and to pay approximately $3.3 million in closing costs, which are being amortized over the term of the new credit facility.  The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of share repurchases and distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments on the $345 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019 (see Note 5 for more information on the interest rate swap agreement).  The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $245 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of September 30, 2014, the credit facility had an outstanding principal balance of $175 million, including the $100 million term loan.  The annual variable interest rate on the $245 million revolving credit facility was approximately 1.76%, and the effective annual fixed interest rate on the $100 million term loan was approximately 3.13% as of September 30, 2014.

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

Index

The Company was in compliance with each of the applicable covenants at September 30, 2014.

Mortgage Debt

Upon completion of the A7 and A8 mergers on March 1, 2014, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  This assumed mortgage debt had maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%.  A fair value, net premium adjustment totaling approximately $8.1 million was recorded upon the assumption of above (premium) or below (discount) market rate mortgages.  The total fair value adjustment will be amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method.  The effective interest rates on the applicable debt obligations assumed ranged from 3.66% to 4.68% at the date of assumption.  The Company incurred loan origination costs related to the assumption of the mortgage obligations totaling approximately $1.9 million.  Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense.

As of September 30, 2014, the Company had $516.3 million in mortgage debt secured by 47 properties, with maturity dates ranging from April 2015 to October 2032, stated interest rates ranging from 0% to 6.90% and effective interest rates ranging from 3.66% to 6.52%.  The following table sets forth the hotel property securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance as of September 30, 2014 and December 31, 2013 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of September 30, 2014	Outstanding balance as of December 31, 2013
Richmond, VA	Marriott	6.95%		3/1/2014		(2)	$21,524	$0	$0
Suffolk, VA	TownePlace Suites	6.03%		3/1/2014		(3)	6,138	0	0
Suffolk, VA	Courtyard	6.03%		3/1/2014		(3)	8,002	0	0
New Orleans, LA	Homewood Suites	5.85%		3/1/2014		(4)	14,331	0	0
Overland Park, KS	Residence Inn	5.74%		3/1/2014	4/1/2015		6,018	5,889	0
Dallas, TX	Hilton	6.63%		5/17/2011	6/6/2015		20,988	19,076	19,545
Rogers, AR	Hampton Inn	5.20%		8/31/2010	9/1/2015		8,337	7,641	7,781
St. Louis, MO	Hampton Inn	5.30%		8/31/2010	9/1/2015		13,915	12,771	13,001
Kansas City, MO	Hampton Inn	5.45%		8/31/2010	10/1/2015		6,517	5,997	6,102
Westford, MA	Residence Inn	5.30%	(5)	3/1/2014	10/1/2015		6,530	6,438	0
Allen, TX	Hilton Garden Inn	5.37%		10/31/2008	10/11/2015		10,787	9,618	9,787
Kansas City, MO	Residence Inn	5.74%		3/1/2014	11/1/2015		10,602	10,475	0
Fayetteville, NC	Residence Inn	5.14%		3/1/2014	12/1/2015		6,545	6,451	0
Austin, TX	Homewood Suites	5.99%		4/14/2009	3/1/2016		7,556	6,541	6,702
Austin, TX	Hampton Inn	5.95%		4/14/2009	3/1/2016		7,553	6,534	6,696
Tupelo, MS	Hampton Inn	5.90%		3/1/2014	3/1/2016		3,124	3,022	0
Houston, TX	Residence Inn	5.71%		3/1/2014	3/1/2016		9,930	9,801	0
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014	4/11/2016		5,557	5,455	0
Round Rock, TX	Hampton Inn	5.95%		3/6/2009	5/1/2016		4,175	3,613	3,701
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014	6/1/2016		10,494	10,378	0
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011	7/8/2016		4,954	4,687	4,747
Bristol, VA	Courtyard	6.59%		11/7/2008	8/1/2016		9,767	8,964	9,086
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		13,931	13,767	0
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		16,813	16,615	0
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016		14,892	14,716	0
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016		12,009	11,868	0
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016		7,458	7,385	0
Lewisville, TX (6)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(5)	3/1/2014	1/13/2017		15,662	15,480	0
Burbank, CA	Residence Inn	4.24%	(5)	3/1/2014	1/13/2017		23,493	23,220	0
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017		4,977	4,888	0
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,949	0
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,795	0
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,691	0
Concord, NC	Hampton Inn	6.10%		3/1/2014	3/1/2017		4,718	4,666	0
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017		6,052	5,481	5,605
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,725	12,907
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	11,319	11,509
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	12,124	12,327
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,659	0
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,867	0
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,989	0
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	27,903	0
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	22,319	22,686
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,634	0
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	9,306	0
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,503	0
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	8,188	0
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	18,332	0
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	16,440	0
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024	(4)	27,000	26,953	0
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010	10/1/2032	(7)	7,894	7,185	7,337
							585,991	516,318	161,519
Unamortized fair value adjustment of assumed debt							11,196	5,560	1,032
Total							$597,187	$521,878	$162,551
________
(1)
Unless otherwise noted, these rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Loan (assumed on March 1, 2014) was repaid in full on June 3, 2014.
(3)	Loans (assumed on March 1, 2014) were repaid in full on July 1, 2014.
(4)	On July 1, 2014, the Company repaid in full the mortgage loan assumed with the A7 and A8 mergers, and on July 17, 2014 the Company originated new debt secured by this hotel.
(5)	The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(6)	Unsecured loan.
(7)	Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

Index

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt and the balance outstanding under the Company’s credit facility), for the five years subsequent to September 30, 2014 and thereafter are as follows (in thousands):

2014 (October - December)	$3,042
2015	93,888
2016	135,658
2017	99,394
2018	80,506
Thereafter	278,830
691,318
Unamortized fair value adjustment of assumed debt	5,560
Total	$696,878

5.  Fair Value of Financial Instruments

Credit Facility and Mortgage Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $696.9 million and $705.0 million.  As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $162.6 million and $163.6 million.

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

On March 1, 2014, the Company assumed three interest rate swap agreements, with an aggregate notional amount of $45.7 million that effectively fixes the interest rate on two separate variable-rate mortgage loans assumed with the A7 and A8 mergers through maturity.  The fair value of the interest rate swap agreements assumed was approximately $0.5 million (liability) and is included in accounts payable and other liabilities as part of the purchase price allocation as discussed in Note 2.  Under the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  As of September 30, 2014, the fair value of these swaps totaled approximately $0.3 million (liability).  The interest rate swaps assumed are not designated by the Company as hedges for accounting purposes, and therefore the changes in the fair value for these swaps are recorded to interest expense, net in the Company’s consolidated statements of operations.  For the three and nine months ended September 30, 2014, the change in fair value resulted in a decrease of $0.2 million and $0.3 million, respectively, to interest expense, net.

In March 2014, the Company entered into an interest rate swap agreement for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixes the interest rate on the $100 million term loan (subject to the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company pays a fixed interest rate of 1.58% and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement matures in March 2019.  As of September 30, 2014, the fair value of this swap totaled approximately $0.3 million (asset).  The interest rate swap has been designated by the Company as an effective cash flow hedge for accounting purposes, and therefore the effective portion of the changes in the fair value for this swap are recorded in accumulated other comprehensive income, a component of shareholder’s equity in the Company’s consolidated balance sheets.  For the three and nine months ended September 30, 2014, the change in fair value resulted in an unrealized gain of $0.8 million and $0.3 million, respectively, in other comprehensive income (loss).  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedge.  Hedge ineffectiveness is reported as a component of interest expense, net in the Company’s consolidated statements of operations.  There was no ineffectiveness recorded on the designated hedge during the three and nine months ended September 30, 2014.

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

The following is a summary of the notional amounts, maturity dates and fair values (liabilities) of the interest rate swap agreements outstanding as of September 30, 2014 (in thousands):

Related debt	Notional amount at September 30, 2014	Maturity date	Fair value at September 30, 2014
Term loan facility (1)	$100,000	3/1/2019	$311
Westford Residence Inn (2)	6,438	10/1/2015	(99)
Oceanside Residence Inn/Burbank Residence Inn (2)	38,700	1/13/2015	(91)
Oceanside Residence Inn/Burbank Residence Inn (2)/(3)	38,440	1/13/2017	(61)
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

Pursuant to the terms of the termination agreement dated August 7, 2013, as amended, the advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and the Company were terminated effective immediately before the completion of the A7 and A8 mergers.  No separate payments were made in connection with the termination of the advisory agreements and property acquisition/disposition agreements, and as a result, effective March 1, 2014, Apple Seven, Apple Eight and the Company no longer pay the various fees previously paid to their respective Advisors.  As a result, the Company’s outstanding Series B convertible preferred shares were converted into the Company’s common shares in accordance with the provisions of the Company’s articles of incorporation and the Company’s outstanding Series A preferred shares were automatically terminated.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at $10.10 per common share.

Pursuant to the assignment and transfer agreement dated August 7, 2013, as amended (the “Transfer Agreement”) between the Company, A9A and AFM, the Company acquired all of the membership interests in AFM from A9A effective immediately following the completion of the A7 and A8 mergers by assuming AFM’s assets and liabilities at historical cost, which approximated fair market value.  The assets, net of liabilities were not material.  In accordance with the Transfer Agreement, the Company has assumed all of the obligations of the predecessor owners of AFM under prior transfer agreements involving the transfer of the membership interests in AFM (including Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., Apple Six and A9A) and relieved the predecessor owners and the other advisory companies of any liability with respect to AFM which is not considered significant.

Pursuant to the subcontract agreement dated August 7, 2013, as amended (the “Subcontract Agreement”) between the Company and A10A, A10A has subcontracted its obligations under the advisory agreement between A10A and Apple Ten to the Company.  The Subcontract Agreement provides that, from and after the completion of the A7 and A8 mergers, the Company will provide to Apple Ten advisory services for a fee and will be reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement.  The amount reimbursed to the Company will be based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten.  The subcontract with Apple Ten provides for an annual fee that will range from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten.  Total advisory fees earned and total reimbursed costs received by the Company from Apple Ten during the nine months ended September 30, 2014 totaled approximately $0.8 million and approximately $1.7 million, respectively, and are recorded as reductions to general and administrative expenses in the Company’s consolidated statements of operations.

Index

Advisory Services and Office Related Costs Prior to A7 and A8 Mergers

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisor, A9A provided the Company with its day-to-day management.  ASRG provided the Company with property acquisition and disposition services.  The Company paid fees (ranging from 0.1% to 0.25% of total equity proceeds received by the Company) and reimbursed certain costs to A9A and ASRG for these services.  A9A provided the management services to the Company through an affiliate, AFM, a wholly owned subsidiary of A9A prior to the A7 and A8 mergers.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.  Prior to the A7 and A8 mergers, total advisory fees incurred by the Company under the advisory agreement with A9A totaled approximately $0.5 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively and are included in general and administrative expenses in the Company’s consolidated statements of operations.  In addition to the fees payable to A9A, prior to the A7 and A8 mergers, the Company reimbursed to A9A, or paid directly to AFM on behalf of A9A, approximately $0.5 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.

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

Professional Fees

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expenses in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable by the Company and the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services, which following the completion of the A7 and A8 mergers include only the Company and Apple Ten.  The Company and other Apple REIT Entities have incurred legal fees associated with the legal proceedings discussed in Note 9 and the settlement with the SEC discussed in the Company’s 2013 Annual Report on Form 10-K.  The total costs for these legal matters for all of the Apple REIT Entities (excluding Apple Six after its merger in May 2013 and legal costs associated with the purported class action related to the A7 and A8 mergers discussed in Note 2) were approximately $0.8 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively, of which approximately $0.7 million and $0.5 million, respectively was allocated to the Company.  During the fourth quarter of 2013, the Apple REIT Entities entered into a release agreement with its primary directors’ and officers’ liability insurance carrier related to claims submitted by the Apple REIT Entities pertaining to these matters, of which approximately $0.1 million was reimbursed directly to the Company during the nine months ended September 30, 2014.  The Company anticipates it will continue to incur costs associated with the legal proceedings discussed herein.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management and renovation purposes.  Prior to the A7 and A8 mergers, the Company owned a 24% equity investment in Apple Air and the other members of Apple Air were Apple Seven, Apple Eight and Apple Ten.  Effective March 1, 2014, with the completion of A7 and A8 mergers, the Company acquired the equity interests in Apple Air of Apple Seven and Apple Eight for a total purchase price of approximately $3.0 million, which approximated fair market value, resulting in a 74% total equity ownership in Apple Air.  Effective with the A7 and A8 mergers, Apple Air is now jointly owned by the Company and Apple Ten, with Apple Ten’s ownership interest accounted for as a minority interest, which as of September 30, 2014, totaled $1.1 million and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet.  Prior to the A7 and A8 mergers, the Company recorded its share of income and losses of Apple Air’s entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The Company’s equity investment was approximately $1.7 million as of December 31, 2013.

Index

7.  Shareholders’ Equity

Monthly Distributions

For the three months ended September 30, 2014 and 2013, the Company made distributions of $0.1667 and $0.2076 per common share for a total of $62.3 million and $37.9 million, respectively.  For the nine months ended September 30, 2014 and 2013, the Company made distributions of $0.5250 and $0.6227 per common share for a total of $169.9 million and $113.6 million, respectively.  As contemplated by the A7 and A8 mergers, the annual distribution rate was reduced from $0.83025 per common share to $0.66 per common share, effective with the March 2014 distribution.  Effective with the September 2014 distribution, the Company’s Board of Directors increased the annual distribution rate from $0.66 per common share to $0.68 per common share.  The Company expects that the distribution will continue to be paid monthly.

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

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and A9A and ASRG were terminated.  In accordance with the terms of the Company’s articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  Additionally, as a result of the conversion, and in accordance with the terms of the Company’s articles of incorporation, all of the Company’s Series A preferred shares were terminated and the Company now only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at $10.10 per common share.

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

Index

8. Compensation Plans

In May 2014, the Board of Directors approved the Apple Hospitality REIT, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”).  The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors to be in the best interests of the Company.  The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million.  As of September 30, 2014, no shares or awards had been issued under the Omnibus Plan.

Also in May 2014, the Board of Directors approved an incentive plan (“2014 Incentive Plan”), effective March 1, 2014, for participants and established incentive goals for 2014.  Under the 2014 Incentive Plan, participants will be eligible to receive a bonus to be determined pursuant to a weighted average formula based on the achievement of certain 2014 full year pro forma performance measures.  The range of payout under the 2014 Incentive Plan is $0 - $12 million.  Based on performance through September 30, 2014, the Company has accrued approximately $5.9 million as a liability for potential bonus payments, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of September 30, 2014.  Compensation expense recognized by the Company under the 2014 Incentive Plan is included in general and administrative expense and totaled $2.6 million and $5.7 million for the three and nine months ended September 30, 2014.  A portion of any awards under the 2014 Incentive Plan, if any, may be issued in restricted stock under the Omnibus Plan, 50% of which would vest upon issuance and 50% would vest at the end of 2015.

9.  Legal Proceedings

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the Company’s prior filings as the In re Apple REITs Litigation matter.  In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim. The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order.  Following remand, on June 6, 2014, defendants moved to dismiss plaintiffs’ remaining claims.  The Company will defend against the claims remanded to the District Court vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.). An amended complaint was filed on March 24, 2014.  The amended complaint alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the A7 and A8 mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters, and adds as parties certain Company management employees.

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

Index

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

10.  Subsequent Events

In October 2014, the Company declared and paid approximately $21.2 million, or $0.056667 per outstanding common share, in distributions to its common shareholders.

In October 2014, the Company acquired, through a foreclosure sale, a Hampton Inn and Suites containing 88 rooms located in Burleson, Texas.  The foreclosure was a result of the borrower defaulting on a mortgage note collateralized by the hotel.  The mortgage note was purchased by the Company for approximately $5.4 million, representing a discount to the outstanding principal, during 2010 resulting in a gain on the foreclosure transaction.

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  Redemptions will be limited to death or disability of a shareholder.  The number of common shares that may be redeemed in any given year will also be limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed funds available for redemption, redemptions will be made on a pro rata basis.  The next scheduled redemption date will occur in January 2015 and will be made at $9.20 per common share.  The Board of Directors will continue to review the redemption program and may, from time to time, change the terms (including the redemption price) of, suspend or terminate the redemption program as it deems prudent.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the successful execution of the Company’s recent mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.; the ability of the Company to dispose of certain properties identified for sale and identify and acquire additional properties; the ability of the Company to implement its operating strategy; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”).  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate in the United States.  All intercompany accounts and transactions have been eliminated.  As of September 30, 2014, the Company owned 188 hotels (of which 99 were acquired in the mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), effective March 1, 2014 (the “A7 and A8 mergers”)).  Accordingly, the results of operations include only results from the date of ownership of the properties.

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its previously announced A7 and A8 mergers.  Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively.  Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities.  Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub are the surviving corporations.  Immediately following the effective time of the A7 and A8 mergers, the name of Seven Acquisition Sub was changed to Apple REIT Seven, Inc. and the name of Eight Acquisition Sub was changed to Apple REIT Eight, Inc.  In addition, effective with the mergers, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc.

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

The Company has accounted for the A7 and A8 mergers in accordance with the Accounting Standards Codification 805, Business Combinations.  The Company has been considered the acquirer for financial reporting purposes, which requires, among other things, that the assets acquired and liabilities assumed from Apple Seven and Apple Eight be recognized at their acquisition date fair values.  For purpose of accounting for the transactions, the total consideration of the Company’s common shares transferred in the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on approximately 180 million common shares issued at a fair value estimate of $10.10 per common share.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or approximately 11.6 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at a fair value estimate of $10.10 per common share.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $6.6 million in total merger costs (including approximately $0.8 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers discussed herein), of which approximately $3.5 million was incurred during the nine months ended September 30, 2014 and approximately $3.1 million was incurred during 2013.

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

See Note 2 titled Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the A7 and A8 mergers.

Index

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in both revenues and operating income (excluding costs associated with the A7 and A8 mergers and the impairment loss recorded during the third quarter of 2014) as compared to the prior year.  Although the economy in the United States has slowly continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, both on a comparable and pro forma basis following the A7 and A8 mergers, and industry are forecasting a mid to upper-single digit percentage increase in revenue for the full year of 2014 as compared to 2013 with the trend expected to continue into 2015.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties.  During the third quarter of 2014, the Company identified 22 properties for potential sale and, as more fully described below, for certain of these properties recorded an impairment loss of $8.6 million in the third quarter of 2014.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  If the Company were to complete these sales, it intends to redeploy the proceeds by acquiring other hotel properties. During October 2014, the Company began the process of marketing these assets.

The following is a summary of the results from operations of the hotels owned as of September 30, 2014 for their respective periods of ownership by the Company.  As a result of the A7 and A8 mergers effective March 1, 2014, the results of operations for the three months ended September 30, 2014 include the results for Apple Seven and Apple Eight for the entire period, and the results of operations for the nine months ended September 30, 2014 include seven months of results for Apple Seven and Apple Eight.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue	2014	Percent of Revenue	2013	Percent of Revenue

Total revenue	$231,884	100%	$100,237	100%	$601,573	100%	$297,212	100%
Hotel operating expenses	130,190	56%	57,159	57%	336,547	56%	166,439	56%
Property taxes, insurance and other expense	11,121	5%	4,790	5%	29,477	5%	15,385	5%
Ground lease expense	2,489	1%	53	0%	5,850	1%	247	0%
General and administrative expense	5,627	2%	1,778	2%	14,774	2%	5,815	2%

Transaction costs	707		1,908		4,593		2,044
Loss on impairment of depreciable real estate assets	8,600		-		8,600		-
Depreciation expense	31,095		13,732		81,408		40,865
Interest expense, net	6,340		2,287		17,197		6,701
Income tax expense	553		365		1,495		1,110

Number of hotels	188		89		188		89
ADR	$124		$115		$123		$115
Occupancy	79%		77%		79%		76%
RevPAR	$99		$88		$97		$87
Total rooms sold (1)	1,717,969		801,732		4,479,372		2,358,269
Total rooms available (2)	2,161,264		1,045,086		5,698,177		3,106,356
________
(1) Represents the number of room nights sold during the period.
(2) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Index

Comparable Operating Statistics

The following table reflects certain operating statistics for the Company’s 89 comparable hotels owned as of September 30, 2014. Comparable hotels are hotels the Company owned for the entire reporting periods being presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

ADR	$120	$115	4%	$121	$115	5%
Occupancy	79%	77%	3%	77%	76%	1%
RevPAR	$95	$88	8%	$94	$87	8%

Pro forma Operating Statistics

The following table reflects certain operating statistics for the Company’s 188 hotels owned as of September 30, 2014 on a pro forma basis.  These pro forma statistics assume the A7 and A8 mergers were completed as of January 1, 2013 and the hotels were owned for the entire reporting periods being presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

ADR	$124	$118	5%	$123	$117	5%
Occupancy	79%	78%	1%	77%	76%	1%
RevPAR	$99	$92	8%	$95	$89	7%

Hotels Owned

Effective March 1, 2014, the Company completed the A7 and A8 mergers, which added 99 continuing hotels (including 48 hotels from Apple Seven and 51 hotels from Apple Eight) to the Company’s real estate portfolio.  The Apple Seven and Apple Eight properties are located in 27 states, with an aggregate of 6,205 and 5,913 rooms, respectively.  As of September 30, 2014, the Company owned 188 hotels with an aggregate of 23,489 rooms located in 33 states.  The following tables summarize the number of hotels and rooms by brand and state:

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

Index

The following table summarizes the location, brand, manager, date acquired and number of rooms for each of the 188 hotels the Company owned as of September 30, 2014.

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

Index

Development Project

The Company is currently constructing adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia, which are expected to be completed by the end of 2014.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White.  The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $28.2 million in development costs (including amounts accrued and unpaid) as of September 30, 2014.

Results of Operations

As of September 30, 2014, the Company owned 188 hotels (of which 99 were acquired with the A7 and A8 mergers, effective March 1, 2014) with 23,489 rooms as compared to 89 hotels with a total of 11,371 rooms as of September 30, 2013.  As a result, comparisons of 2014 operating results to prior year results are not meaningful.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income (excluding costs associated with the A7 and A8 mergers and the impairment loss recorded during the third quarter of 2014) improved during the nine months ended September 30, 2014 as compared to 2013 on both a comparable and pro forma basis.  The Company expects continued improvement in revenue and operating income (excluding costs associated with the A7 and A8 mergers and the impairment loss recorded during the third quarter of 2014) in 2014 as compared to 2013, with the trend continuing into 2015. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended September 30, 2014 and 2013, the Company had hotel revenue of $231.9 million and $100.2 million, respectively.  For the nine months ended September 30, 2014 and 2013, the Company had hotel revenue of $601.6 million and $297.2 million, respectively.  This revenue primarily reflects hotel operations for the 188 hotels owned as of September 30, 2014 for their respective periods of ownership by the Company.  For the three months ended September 30, 2014 and 2013, respectively, the hotels achieved combined average occupancy of 79% and 77%, ADR of $124 and $115 and RevPAR of $99 and $88.  For the nine months ended September 30, 2014 and 2013, respectively, the hotels achieved combined average occupancy of 79% and 76%, ADR of $123 and $115 and RevPAR of $97 and $87.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the third quarter of 2014, the Company experienced a slight increase in demand, with average occupancy for its hotels increasing 3% on a comparable basis and 1% on a pro forma basis as compared to the third quarter of 2013.  During the first nine months of 2014, average occupancy increased 1% on both a comparable and pro forma basis as compared to the first nine months of 2013.  In addition, also signifying a progressing economy, during the third quarter of 2014, the Company experienced an increase in ADR for its hotels of 4% on a comparable basis and 5% on a pro forma basis as compared to the third quarter of 2013.  During the first nine months of 2014, the Company experienced an increase in ADR of 5% on both a comparable and pro forma basis as compared to the first nine months of 2013.  Although certain markets were negatively impacted by harsh weather conditions earlier this year and reduced government spending, with overall continued demand and room rate improvement, the Company, on both a comparable and pro forma basis, and industry are forecasting a mid to upper-single digit percentage increase in revenue for the full year of 2014 as compared to 2013, with the trend expected to continue into 2015.  The Company will continue to pursue market opportunities to improve revenue.

Index

Expenses

Hotel operating expenses primarily relate to the 188 hotels owned as of September 30, 2014 for their respective periods owned and consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2014 and 2013, respectively, hotel operating expenses totaled $130.2 million and $57.2 million or 56% and 57% of total revenue for each respective period.  For the nine months ended September 30, 2014 and 2013, respectively, hotel operating expenses totaled $336.5 million and $166.4 million or 56% of total revenue for each respective period.  Overall hotel operational expenses for the first nine months of 2014 reflect the impact of the A7 and A8 mergers, increases in revenues and occupancy at most of the Company’s hotels, an increase in utility and maintenance costs related to harsh weather conditions experienced in many of the Company’s markets during the first quarter of 2014, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature.  The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to government regulations surrounding healthcare and other benefits.  Other government-related initiatives, such as the “living wage” increase, could impact operating expenses in certain markets moving forward.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended September 30, 2014 and 2013 totaled $11.1 million and $4.8 million, respectively, or 5% of total revenue for each respective period.  For the nine months ended September 30, 2014 and 2013, respectively, property taxes, insurance, and other expense totaled $29.5 million and $15.4 million or 5% of total revenue for each respective period.  For comparable hotels, real estate taxes during the nine months ended September 30, 2014 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities and from the improved economy, partially offset by a decrease in 2014 due to successful appeals of tax assessments at certain locations.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2014.  The Company will continue to appeal tax assessments in certain jurisdictions to minimize the tax increases as warranted.

Ground lease expense for the three months ended September 30, 2014 and 2013 was $2.5 million and $0.1 million, respectively.  Ground lease expense for the nine months ended September 30, 2014 and 2013 was $5.9 million and $0.2 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for twelve of its hotel properties, eleven of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and administrative expense for the three months ended September 30, 2014 and 2013 was $5.6 million and $1.8 million, respectively, or 2% of total revenue in both periods.  For the nine months ended September 30, 2014 and 2013, general and administrative expenses were $14.8 million and $5.8 million, respectively, or 2% of total revenue in both periods.  The principal components of general and administrative expense are advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, and effective March 1, 2014, payroll and related benefit costs, as well as legal fees, accounting fees and reporting expenses.  As discussed herein under Related Parties, effective March 1, 2014, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, are now employed by the Company, rather than the Company’s former external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc., through the subcontract with Apple Ten Advisors, Inc., the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple REIT Ten, Inc., both of which are reductions to general and administrative expenses.

Index

Transaction costs for the three months ended September 30, 2014 and 2013 were $0.7 million and $1.9 million, respectively, and were $4.6 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively and were primarily related to the A7 and A8 mergers discussed herein.  In connection with these activities, the Company has incurred approximately $6.6 million in total merger costs (including approximately $0.8 million to defend the ongoing purported class action related to the A7 and A8 mergers discussed herein), of which approximately $3.5 million was incurred during the nine months ended September 30, 2014.  The remaining transaction costs incurred during the nine months ended September 30, 2014 primarily relate to the Board of Directors’ ongoing review and evaluation of other strategic alternatives, as previously disclosed by the Company.

Loss on impairment of depreciable real estate assets was $8.6 million for the three and nine months ended September 30, 2014.  During the third quarter of 2014, the Company identified 22 properties for potential sale.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  If the Company were to complete these sales, it intends to redeploy the proceeds by acquiring other hotel properties.  During October 2014, the Company began the process of marketing these assets.  Due to the change in the anticipated hold period of the assets, the undiscounted cash flows generated by certain of these properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss in the third quarter of 2014 to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, management’s estimates of discount rates, estimates of market capitalization rates and other market considerations.  The assumptions used in estimating the undiscounted cash flows and the fair values of the properties, as applicable, are subject to change based on future operating performance and market conditions.

Depreciation expense for the three months ended September 30, 2014 and 2013 was $31.1 million and $13.7 million, respectively.  Depreciation expense for the nine months ended September 30, 2014 and 2013 was $81.4 million and $40.9 million, respectively.  Depreciation expense primarily represents expense of the Company’s 188 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned as a result of the A7 and A8 mergers and renovations completed throughout 2014 and 2013.

Interest expense, net for the three months ended September 30, 2014 and 2013 was $6.3 million and $2.3 million, respectively and is net of approximately $0.6 million and $46,000 of interest capitalized associated with renovation and construction projects.  Interest expense, net for the nine months ended September 30, 2014 and 2013 was $17.2 million and $6.7 million, respectively and is net of approximately $1.2 million and $0.2 million of interest capitalized associated with renovation and construction projects.  The interest expense increase primarily arose from (a) debt assumed effective March 1, 2014 with the A7 and A8 mergers, including $385.1 million in mortgage debt, prior to any fair value adjustments; and (b) borrowings on the Company’s new $345 million credit facility beginning March 3, 2014, which were primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective extinguished credit facilities and to pay closing costs.

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

Index

The Company further adjusts FFO for certain additional items that are not in NAREIT’s definition of FFO, including: (i) the inclusion of interest earned on a note receivable that is not included in net income (loss) as it represents an economic return on invested capital, (ii) the exclusion of the non-cash Series B convertible preferred share conversion expense and transaction costs as these do not represent ongoing operations, and (iii) the exclusion of non-cash straight-line lease expense as this expense does not reflect the underlying performance of the related hotels.  The Company presents AFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income (loss) to FFO and AFFO for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$35,162	$18,165	$(15,501)	$58,606
Depreciation of real estate owned	30,865	13,732	80,872	40,865
Loss on impairment of depreciable real estate assets	8,600	-	8,600	-
Amortization of favorable and unfavorable leases, net	308	(11)	748	(33)
Funds from operations	74,935	31,886	74,719	99,438
Interest earned on note receivable	-	1,575	-	4,725
Series B convertible preferred share expense	-	-	117,133	-
Transaction costs	707	1,908	4,593	2,044
Non-cash straight-line lease expense	860	-	2,033	-
Adjusted funds from operations	$76,502	$35,369	$198,478	$106,207

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

The Company considers the exclusion or inclusion of certain additional items from/in EBITDA useful, including: (i) the inclusion of interest earned on a note receivable that is not included in net income as it represents an economic return on invested capital, (ii) the exclusion of the non-cash Series B convertible preferred share conversion expense, transaction costs, and the loss on impairment of depreciable real estate assets as these do not represent ongoing operations, and (iii) the exclusion of non-cash straight-line lease expense as this expense does not reflect the underlying performance of the related hotels.

Index

The following table reconciles the Company’s GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$35,162	$18,165	$(15,501)	$58,606
Depreciation	31,095	13,732	81,408	40,865
Amortization of favorable and unfavorable leases, net	308	(11)	748	(33)
Interest expense, net	6,340	2,287	17,197	6,701
Income tax expense	553	365	1,495	1,110
EBITDA	73,458	34,538	85,347	107,249
Interest earned on note receivable	-	1,575	-	4,725
Series B convertible preferred share expense	-	-	117,133	-
Transaction costs	707	1,908	4,593	2,044
Loss on impairment of depreciable real estate assets	8,600	-	8,600	-
Non-cash straight-line lease expense	860	-	2,033	-
Adjusted EBITDA	$83,625	$38,021	$217,706	$114,018

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

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and A9A and ASRG were terminated.  In accordance with the terms of the Company’s articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  Additionally, as a result of the conversion, and in accordance with the terms of the Company’s articles of incorporation, all of the Company’s Series A preferred shares were terminated and the Company now only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B preferred shares to common shares at $10.10 per common share.

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

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of September 30, 2014, and updates the information reported in the Company’s 2013 Annual Report on Form 10-K to reflect the increase in obligations related to the A7 and A8 mergers:

(000's)	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Development obligations (1)	$13,500	$13,500	$-	$-	$-
Debt (including interest of $121.6 million)	812,962	10,973	283,879	206,255	311,855
Ground Leases	322,283	1,380	11,283	11,817	297,803
	$1,148,745	$25,853	$295,162	$218,072	$609,658

(1)
In May 2013, the Company entered into a construction contract with a third party to develop adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia. Amount presented above represents accrued and unpaid development costs totaling approximately $5.5 million as of September 30, 2014 and additional budgeted costs totaling approximately $8.0 million expected to be incurred as well as the expected timing of such costs related to this project.

Index

Capital Resources

Credit Facility

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility, which as of the termination date had an outstanding balance of $9.6 million, and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  At closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective credit facilities and to pay approximately $3.3 million in closing costs, which are being amortized over the term of the new credit facility.  The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the payment of share repurchases and distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments on the $345 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019.  The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $245 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of September 30, 2014, the credit facility had an outstanding principal balance of $175 million, including the $100 million term loan.  The annual variable interest rate on the $245 million revolving credit facility was approximately 1.76%, and the effective annual fixed interest rate on the $100 million term loan was approximately 3.13% as of September 30, 2014.

The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults.  It also contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and maximum dividend payout ratio.  See Note 4 titled Credit Facility and Mortgage Debt in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for a listing of the quarterly financial covenants, as defined in the credit agreement.  The Company was in compliance with the applicable covenants at September 30, 2014 and anticipates being in compliance for the remainder of the year and into 2015.

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $345 million credit facility.  The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements (including its development project discussed herein), required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and share repurchases.  It is anticipated that any proceeds received from the sale of properties will be used to acquire other hotel properties.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the nine months ended September 30, 2014 totaled approximately $169.9 million and were paid at a monthly rate of $0.0691875 per common share in January and February 2014, $0.055 per common share from March 2014 through August 2014, and $0.056667 per common share in September 2014.  For the same period the Company’s net cash generated from operations was approximately $184.1 million.

Index

Prior to the completion of the A7 and A8 mergers, the annualized distribution rate was $0.83025 per common share.  As contemplated by the A7 and A8 mergers, beginning with the payment of the March 2014 distribution, the annualized distribution rate was decreased to $0.66 per common share.  In September 2014, the Company’s Board of Directors increased the annualized distribution rate from $0.66 per common share to $0.68 per common share.  As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements, completion of planned development projects and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing or offering proceeds to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or share repurchases.

In June 2013, the Company announced the suspension of its Dividend Reinvestment Plan and Unit Redemption Program, as it evaluated the A7 and A8 mergers and as mandated by the Merger Agreement.  In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis, while it continues to evaluate strategic alternatives to provide liquidity opportunities for extenuating circumstances that may not have been anticipated when a shareholder purchased shares that are not traded on an established trading market.  Redemptions will be limited to death or disability of a shareholder.  The number of common shares that may be redeemed in any given year will also be limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  The next scheduled redemption date will occur in January 2015 and will be made at $9.20 per common share.  The purchase price of $9.20 is not based on an appraisal or other valuation of the Company or its assets, is not intended to reflect the fair market value of the common shares, and may not be representative of the value achieved upon a liquidity event.  The Board of Directors will continue to review the redemption program and may, from time to time, change the terms (including the redemption price) of, suspend or terminate the redemption program as it deems prudent.  The Company is uncertain as to if and when it will reinstate its Dividend Reinvestment Plan.

The Company has ongoing capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2014, the Company held $29.1 million in reserves for capital expenditures.  During the nine months ended September 30, 2014, the Company invested approximately $32.3 million in capital expenditures for existing hotels and anticipates spending an additional $45 to $55 million in the next 12 months.  Additionally, the Company is currently constructing adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia, which is expected to be completed by the end of 2014.  Upon completion, the Courtyard and Residence Inn are expected to contain approximately 135 and 75 guest rooms, respectively, and are planned to be managed by White.  The Company expects to spend a total of approximately $36 million to develop the hotels and has incurred approximately $28.2 million in development costs as of September 30, 2014, of which approximately $19.3 million was incurred during the nine months ended September 30, 2014.

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

Index

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years.  Early adoption is not permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations.  Under this standard, only disposals representing a strategic shift that have, or will have, a major effect on operations and financial results should be presented as discontinued operations.  As a result, the operations of sold properties will be included in continuing operations through the date of their disposal, unless the sale represents a strategic shift.  The standard applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.  The Company adopted the new standard effective January 1, 2014.  Under this standard, the Company anticipates that the majority of hotel sales will not be classified as discontinued operations.

Subsequent Events

In October 2014, the Company declared and paid approximately $21.2 million, or $0.056667 per outstanding common share, in distributions to its common shareholders.

In October 2014, the Company acquired, through a foreclosure sale, a Hampton Inn and Suites containing 88 rooms located in Burleson, Texas.  The foreclosure was a result of the borrower defaulting on a mortgage note collateralized by the hotel.  The mortgage note was purchased by the Company for approximately $5.4 million, representing a discount to the outstanding principal, during 2010 resulting in a gain on the foreclosure transaction.

Index

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  Redemptions will be limited to death or disability of a shareholder.  The number of common shares that may be redeemed in any given year will also be limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed funds available for redemption, redemptions will be made on a pro rata basis.  The next scheduled redemption date will occur in January 2015 and will be made at $9.20 per common share.  The Board of Directors will continue to review the redemption program and may, from time to time, change the terms (including the redemption price) of, suspend or terminate the redemption program as it deems prudent.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

With the exception of four interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

On March 1, 2014, the Company assumed three interest rate swap agreements with a commercial bank, with an aggregate notional amount of $45.7 million that effectively fixes the interest rate on two separate variable-rate mortgage loans assumed with the A7 and A8 mergers through maturity.  The fair value of the interest rate swap agreements assumed was approximately $0.5 million (liability).  Under the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  As of September 30, 2014, the fair value of these swaps totaled approximately $0.3 million (liability).  The interest rate swaps assumed are not designated by the Company as hedges for accounting purposes, and therefore the changes in the fair value for these swaps are recorded to interest expense, net in the Company’s consolidated statements of operations.  For the nine months ended September 30, 2014, the change in fair value resulted in a decrease of $0.3 million to interest expense, net.

Additionally, in March 2014, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the $100 million term loan that effectively fixes the interest rate through maturity.  Under the terms of the swap agreement, the Company pays a fixed interest rate and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap has been designated by the Company as an effective cash flow hedge for accounting purposes, and therefore the effective portion of the changes in the fair value for this swap are recorded in accumulated other comprehensive income, a component of shareholder’s equity in the Company’s consolidated balance sheets.  As of September 30, 2014, the fair value of this swap totaled approximately $0.3 million (asset).  For the nine months ended September 30, 2014, the change in fair value resulted in an unrealized gain of $0.3 million to other comprehensive income (loss).  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedge.  Hedge ineffectiveness is reported as a component of interest expense, net in the Company’s consolidated statements of operations.  There was no ineffectiveness recorded on the designated hedge during the nine months ended September 30, 2014.

As of September 30, 2014, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $245 million revolving credit facility.  Based on the outstanding balance of the Company’s $245 million revolving credit facility at September 30, 2014 of $75.0 million, every 100 basis points change in interest rates can potentially impact the Company’s annual net income (loss) by approximately $0.8 million, with all other factors remaining the same.  The Company’s cash balance at September 30, 2014 was $0.

Index

In addition to its variable rate debt and interest rate swaps discussed above, as part of the A7 and A8 mergers the Company assumed fixed interest rate mortgages with principal balances totaling $339.4 million payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at September 30, 2014.  All dollar amounts are in thousands.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$3,042	$93,888	$135,658	$99,394	$80,506	$278,830	$691,318	$704,995
Average interest rates	4.6%	4.5%	4.2%	3.8%	3.8%	4.1%

Variable rate debt:
Maturities	$236	$7,177	$780	$36,945	$75,000	$100,000	$220,138	$220,601
Average interest rates (1)	2.9%	2.9%	2.8%	2.7%	2.8%	3.1%

Fixed rate debt:
Maturities	$2,806	$86,711	$134,878	$62,449	$5,506	$178,830	$471,180	$484,394
Average interest rates	5.4%	5.3%	5.2%	4.8%	4.6%	4.6%
________
(1) The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the Company’s prior filings (including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013) as the In re Apple REITs Litigation matter.  In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim.  The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order.  Following remand, on June 6, 2014, defendants moved to dismiss plaintiffs’ remaining claims.  The Company will defend against the claims remanded to the District Court vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.).  An amended complaint was filed on March 24, 2014.  The amended complaint alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the A7 and A8 mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters, and adds as parties certain Company management employees.

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

Index

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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

* Denotes compensation plan

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ JUSTIN G. KNIGHT	Date: November 5, 2014
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 5, 2014
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)