Form 10-K
period 2014-12-31
Apple Hospitality REIT, Inc.
filed 2015-03-06
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established market for the registrant’s common shares.  There were approximately 351,898,000 common shares held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of common shares outstanding on March 1, 2015 was 372,643,935.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 14, 2015.

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

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the successful execution of the Company’s recent mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.; the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.             Business

The Company is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging industry, in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering in December 2010.  As of December 31, 2014, the Company owned 191 hotels operating in 33 states with an aggregate of 23,790 rooms, including 19 hotels with an aggregate of 1,873 rooms classified as held for sale, 18 of which were sold in February 2015.  All of the Company’s hotels operate under Marriott or Hilton brands.

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes.  The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries.  The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company.

The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  Refer to Part II, Item 8 of this Annual Report on Form 10-K for the consolidated financial statements.

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”).  With the completion of the A7 and A8 mergers, the Company added 99 continuing hotels (consisting of 48 hotels from Apple Seven and 51 hotels from Apple Eight) to the Company’s real estate portfolio.  The Apple Seven and Apple Eight properties are located in 27 states, with an aggregate of 6,209 and 5,912 rooms, respectively.

Index

As a result of the mergers, each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) was converted into one common share of the Company or a total of approximately 90.6 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of common shares of the Company equal to 24.17104 multiplied by one for a total of approximately 5.8 million common shares.  Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) was converted into 0.85 common shares of the Company for a total of approximately 78.3 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of common shares of the Company equal to 24.17104 multiplied by 0.85 for a total of approximately 4.9 million common shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or approximately 11.6 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $10.10 per common share.

Business Objectives

With the completion of the A7 and A8 mergers, the Company is one of the largest hospitality REITs, in both the number of hotels and guest rooms in the United States, with significant geographic and brand diversity.  The Company’s primary business objective is to maximize shareholder value by achieving long-term growth in cash available for distributions to its shareholders. The Company has pursued and will continue to pursue this objective through thoughtful capital allocation with well-timed acquisitions and dispositions of primarily hotels and other income-producing real estate throughout the United States and by proactively asset managing the properties acquired with the intent of long-term ownership.  To achieve this objective, the Company has maintained and plans to continue to maintain low leverage (as compared to other companies in the lodging REIT industry) to provide relative financial flexibility.  The Company has generally acquired fee ownership of its properties and focused on hotels that are underdeveloped, with diverse demand generators, strong brand recognition, the potential for high levels of customer satisfaction and strong operating margins.  With an emphasis on upscale select service hotels, the Company utilizes its asset management expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage room rates and cost structure by benchmarking with internal and external data and using scale to help negotiate favorable vendor contracts, partnering with industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands.  Also, the Company strategically renovates its properties to increase its ability to compete in particular markets.

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties.  During the third quarter of 2014, the Company identified 22 properties for potential sale.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  During October 2014, the Company began the process of marketing these assets.  In December 2014, the Company entered into a purchase and sale agreement for 19 of the properties for $213 million.  In February 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million, resulting in a gain, which will be recorded in the first quarter of 2015.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (with a purchase price of $6.6 million) from the transaction.  The Company plans to use the proceeds from the sale to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties, and fund hotel renovations.

Hotel Industry and Competition

The hotel industry is highly competitive.  Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels or lodging facilities in the Company’s geographic market.  An increase in the number of competitive hotels or other lodging facilities in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area.  The Company believes that

Index

brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels.  Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

As of December 31, 2014, the Company owned 191 hotels (of which 99 hotels were acquired in the A7 and A8 mergers effective March 1, 2014, one hotel was acquired in October 2014 and two newly constructed hotels opened during December 2014).  Results of operations reflect the results of the Company’s hotels for the period owned by the Company.  The Company’s hotels are located in 33 states with an aggregate of 23,790 rooms and consisted of the following:  35 Courtyard hotels, 33 Hampton Inn hotels, 31 Hilton Garden Inn hotels, 26 Residence Inn hotels, 24 Homewood Suites hotels, 14 SpringHill Suites hotels, 11 TownePlace Suites hotels, eight Fairfield Inn hotels, three full service Marriott hotels, two Embassy Suites hotels, two Home2 Suites hotels, one full service Hilton hotel, and one Renaissance hotel.

Room revenue for the Company’s hotels for the year ended December 31, 2014 totaled $735.9 million, and the hotels achieved average occupancy of 76%, ADR of $122 and RevPAR of $93 for the period owned during 2014.  Room revenue for the year ended December 31, 2013 totaled $353.3 million, and the hotels achieved average occupancy of 74%, ADR of $115 and RevPAR of $85 for the period owned during 2013.

The following table reflects certain operating statistics for the Company’s 89 comparable hotels owned as of December 31, 2014.  Comparable hotels are hotels the Company owned for the entire reporting periods being presented.

	Years Ended December 31,
	2014	2013	Percent Change

ADR	$121	$115	5%
Occupancy	76%	74%	3%
RevPAR	$91	$85	7%

The following table reflects certain operating statistics for the Company’s 191 hotels owned as of December 31, 2014 on a pro forma basis.  These pro forma statistics assume the A7 and A8 mergers were completed as of January 1, 2013 and the hotels were owned for the entire reporting periods being presented.

	Years Ended December 31,
	2014	2013	Percent Change

ADR	$122	$116	5%
Occupancy	76%	74%	3%
RevPAR	$92	$86	7%

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, during the year ended 2014, the industry and the Company experienced increases in both occupancy and ADR.  Although certain markets continue to be negatively impacted by reduced government spending and increased supply growth, with overall continued demand and room rate improvement, the industry and the Company are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014 on a comparable basis.  See the Company’s complete financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

 Management and Franchise Agreements

Each of the Company’s 191 hotels owned as of December 31, 2014 is operated and managed under separate management agreements, which include affiliates of one of the following companies: Crestline Hotels & Resorts, Inc. (“Crestline”), Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Hilton Management, LLC (“Hilton”), Inn Ventures, Inc. (“Inn Ventures”), LBAM-Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”),

Index

Pillar Hotels and Resorts, L.P. (“Pillar”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), True North Hotel Group, Inc. (“True North”), Vista Host, Inc. (“Vista Host”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White Lodging”).  The agreements generally provide for initial terms of one to 30 years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $27.4 million, $13.2 million and $12.3 million in management fees.

Crestline, Dimension, Gateway, Inn Ventures, LBA, McKibbon, Newport, Pillar, Raymond, Stonebridge, True North, Vista Host, Western and White Lodging are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The Hilton franchise agreements generally provide for initial terms of 10 to 21 years and generally provide for renewals subject to franchise requirements at the time of renewal.  Fees associated with these agreements generally include the payment of royalty fees and program fees based on room revenues.  The Marriott franchise agreements generally provide for initial terms of six to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  Fees associated with these agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $33.5 million, $16.0 million and $14.5 million in franchise royalty fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

 Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment.  Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues.  In addition, other capital improvement projects may be directly funded by the Company.  During 2014 and 2013, the Company’s capital improvements on existing hotels were approximately $48.3 million and $19.4 million.

Financing

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $345 million credit facility.  The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and share repurchases.  The Company plans to use the proceeds from the sale of properties to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties and fund hotel renovations.

As of December 31, 2014, the Company had outstanding debt of approximately $705 million.  The debt was comprised of approximately $513 million in property level debt secured by 47 properties and approximately $192 million outstanding under the Company’s unsecured credit facility.  The property level debt has maturity dates ranging from April 2015 to October 2032 and stated interest rates ranging from 0% to 6.90%.  The Company entered into a $345 million credit facility in conjunction with the completion of the A7 and A8 mergers.  The unsecured facility is comprised of a $245 million revolving credit facility and a $100 million term loan.  The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the funding of share repurchases and payment of distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments on the $345 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  By entering into an

Index

interest rate swap agreement, the Company effectively fixed the interest rate on the $100 million term loan at 3.13%.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources – Credit Facility for additional information regarding the credit facility.

The Company plans to pay a consistent distribution on a monthly basis, with distributions based on anticipated cash generated from operations.  The Company’s current annual distribution rate is $0.68 per common share.  Effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $0.66 per common share to $0.68 per common share.  As contemplated by the A7 and A8 mergers, beginning with the payment of the March 2014 distribution, the annualized distribution rate was decreased from $0.83025 per common share to $0.66 per common share.  As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company may attempt if necessary to utilize additional financing or offering proceeds to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or share repurchases.

Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  However, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.

 Environmental Matters

The Company’s hotels are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and waste water discharges, lead-based paint, mold and mildew and waste management, and impose liability for contamination.  In connection with each of the Company’s hotel acquisitions, the Company reviewed a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report.  Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary.  No material remediation costs have occurred or are expected to occur.  Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances.  These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

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

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective advisors, and Apple Fund Management, LLC (“AFM”) became a wholly owned subsidiary of the Company.  Prior to the A7 and A8 mergers, AFM was a wholly owned subsidiary of Apple Nine Advisors, Inc. (“A9A”), the Company’s external advisor.  As a result, the employees, including management, are now employed by the Company.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under the Apple Ten Advisors, Inc. (“A10A”) advisory agreement and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.  AFM also continues to provide support services to Apple Suites Realty Group, Inc. (“ASRG”) and A10A, which have agreed to reimburse the Company for its costs in providing these services.

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisor, A9A, provided the Company with its day-to-day management.  ASRG provided the Company with property acquisition and disposition services.  The Company paid fees and reimbursed certain costs to A9A and ASRG for these services.  A9A provided the management services to the Company through AFM, a wholly owned subsidiary of A9A prior to the A7 and A8 mergers.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.

Prior to the A7 and A8 mergers, Glade M. Knight, Executive Chairman of the Company and formerly Chairman and Chief Executive Officer of the Company, was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple Ten.  The former advisors of Apple Seven, Apple Eight and the Company, and the advisor of Apple Ten, are wholly owned by Mr. Knight.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight.  Prior to January 1, 2015, one member of the Company’s Board of Directors was also on the Board of Directors of Apple Ten.  Effective January 1, 2015, Justin G. Knight, the Company’s President and Chief Executive Officer, and Apple Ten’s President, was appointed to the Company’s Board of Directors.

See Note 8 titled Related Parties in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

During 2014, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements.  Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  The Company utilized, through an advisory agreement for corporate and strategic support, personnel from A9A which in turn utilized personnel from AFM, which prior to the A7 and A8 mergers was a subsidiary of A9A.  In connection with the A7 and A8 mergers, effective March 1, 2014, the Company became self-advised by terminating its advisory agreements and the entire membership interest of A9A in AFM was transferred and assigned to the Company, which then became the sole member of AFM.  The employees of AFM not only provide support to the Company but, as discussed herein, under Related Parties, they also provide support to various related parties, including Apple Ten, ASRG and A10A.  At December 31, 2014, the Company had 51 employees.

Website Access

The address of the Company’s Internet website is www.applehospitalityreit.com.  The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  Information contained on the Company’s website is not incorporated by reference into this report.

Index

Item 1A.          Risk Factors

The following describes some of the significant risk factors which are applicable to the Company.  There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value.  You should carefully consider the risks described below and the risks disclosed in other filings with the SEC, in addition to the other information contained in this report, including the introduction of Part I of this Annual Report on Form 10-K regarding forward-looking statements contained herein.

The Company is subject to various risks which are common to the hotel industry on a national, regional and local market basis that are beyond its control and could adversely affect its business.

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends in the hotel industry, both nationally and in individual local markets, as well as greater competitive pressures,  dependence on consumer spending patterns, changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions.  The Company’s hotels are subject to various risks common to the hotel industry, many of which are beyond the Company’s control.  These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses.  The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

•	an increase in supply of hotel rooms that exceeds increases in demand;
•	competition from other hotels in the markets in which the Company operates;
•	dependence on business and leisure travel;
•	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricane and earthquakes, and airline strikes or disruptions;

•	reduced business and leisure travel due to adverse economic conditions;
•	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•	changes in marketing and distribution for the industry including the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	changes in hotel room demand in a local market;
•	ability of a hotel franchise to fulfill its obligations to franchisees;
•	the performance of third-party managers of the Company’s hotels;
•
increases in operating costs, including increases in the cost of property insurance and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•	labor shortages and increases in the cost of labor due to government regulations surrounding wage rates, health care coverage and other benefits;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•	requirements for periodic capital reinvestment to repair and upgrade hotels;
•	limited alternative uses for the hotel buildings;
•	condemnation or uninsured losses;
•	adverse effects of declines in national, regional and local economic and market conditions; and
•	adverse effects of a downturn in the hospitality industry.

Any of these factors may reduce operating results and the value of properties that the Company owns.  Additionally, these items, among others, may reduce the availability of capital to the Company.  As a result, funds available to make distributions to shareholders may be affected.

Adverse economic conditions in the United States and individual markets may adversely affect the Company’s business operations and financial performance.

The performance of the lodging industry has historically been closely linked to the performance of the general economy both nationally and within local markets within the United States.  The lodging industry is also sensitive to government, business and personal discretionary spending levels.  Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer

Index

confidence or adverse political conditions can lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments.  A slowing of the current economic growth or new economic weakness could have an adverse effect on the Company’s revenue and negatively affect its profitability.  Furthermore, even if the economy in the United States in general continues to recover, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically regionally where the Company’s properties are located.

In addition, many of the expenses associated with the Company’s business, including personnel costs, interest expense, ground leases, property taxes, insurance and utilities, are relatively fixed.  During a period of overall economic weakness, if the Company is unable to meaningfully decrease these costs as demand for its hotels decreases, the Company’s business operations and financial performance may be adversely affected.

Seasonality in the hotel industry creates quarterly fluctuations in results of operations.

The hotel industry historically has been seasonal in nature.  Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

The Company is affected by restrictions in and compliance with its franchise agreements.

The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof), operate all of the hotels pursuant to franchise or license agreements with nationally recognized hotel brands.  These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system.  The Company may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.  Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement.  If the Company were to lose a franchise or license agreement, the Company would be required to re-brand the hotel, which could result in decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm to the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same brand.   Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

All of the Company’s hotels operate under either Marriott or Hilton brands; therefore, the Company is subject to risks associated with concentrating its portfolio in just two brand families.

All of the hotels that the Company owned as of December 31, 2014 utilize brands owned by Marriott or Hilton. As a result, the Company’s success is dependent in part on the continued success of Marriott and Hilton and their respective brands. The Company believes that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in the Company’s portfolio may be adversely affected. Furthermore, if the Company’s relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the Company’s hotels or for other reasons, Marriott and/or Hilton could, under certain circumstances, terminate the Company’s current franchise licenses with them or decline to provide franchise licenses for hotels that the Company may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on the Company.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market (including hotels owned by Apple Ten). The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis.  An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area.

Index

The need for business-related travel and, thus, demand for rooms in the Company’s hotels, may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location, such as the Company’s hotels. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, demand for the Company’s hotel rooms may decrease and the Company could be materially and adversely affected.

The Company is dependent on third-party hotel managers to operate its hotels and could be adversely affected if such managers do not manage the hotels successfully.

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels.  As a result, the Company has entered into management agreements with third-party managers to operate its hotels.  For this reason, the Company’s ability to direct and control how its hotels are operated is less than if the Company were able to manage its hotels directly.  Under the terms of the hotel management agreements, the Company’s ability to participate in operating decisions regarding its hotels is limited to certain matters, including approval of the annual operating budget, and it does not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates).  The Company does not supervise any of the hotel managers or their respective personnel on a day-to-day basis.  The Company cannot be assured that the hotel managers will manage its hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the Company’s obligations under its hotel franchise agreements.  The Company could be materially and adversely affected if any of its third-party managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage its hotels in its best interest.  If this occurs, the Company may terminate the management agreement.  However, the Company can provide no assurances that it could identify a replacement manager, that the franchisor will consent to the replacement manager, or that the replacement manager will manage the hotel successfully.  A failure by the Company’s hotel managers to successfully manage its hotels could lead to an increase in its operating expenses or decrease in its revenues, or both, which could reduce the amount of funds available to make distributions to its shareholders.

The growth of internet travel intermediaries could adversely affect the Company’s business and profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors or managers, some of the Company’s hotel rooms are booked through internet travel intermediaries. Typically, these Internet travel intermediaries purchase rooms at a negotiated, net of fees, discount from participating hotels, which could result in lower room rates than the Company’s franchisor or manager otherwise could have obtained.  Although the Company’s managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that the Company’s managers and franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries may employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to those of the Company’s managers and franchisors. If this happens, the Company’s business and profitability may be significantly negatively impacted.

Renovations and capital improvements may reduce funds available for distribution to shareholders.

The Company has ongoing needs for hotel renovations and capital improvements, including requirements under all of its hotel franchise and management agreements and certain loan agreements to maintain the hotels. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels.  The Company also may need to make significant capital improvements to hotels that it acquires.  Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule, or if the improvements require significant disruption at the hotel.  The costs of capital improvements the Company needs or chooses to make could reduce the funds available for distribution to its shareholders.

Index

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2014, ten of the Company’s hotels were subject to ground leases.  Accordingly, the Company effectively only owns a long-term leasehold interest in those hotels.  If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel.  In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property.  The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time.  If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel.  Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor, which could adversely affect the Company’s results of operations.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability of its hotels, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of its hotels.  Real estate investments are, in general, relatively difficult to sell due to among other factors the size of the required investment and the volatility in availability of adequate financing for a potential buyer. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions.  Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property. The Company’s franchise and management agreements also provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the hotel management company engaged to manage the hotel.  Therefore, the Company cannot predict whether it will be able to sell any hotels for the price or on the terms set by the Company, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company.  The Company cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset.  In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”) relating to REITs limit the Company’s ability to sell hotels held for fewer than two years.  This limitation may affect its ability to sell hotel properties without adversely affecting returns to its shareholders.

Real estate impairment losses may adversely affect the Company’s financial condition and results of operations.

As a result of changes in an individual hotel’s operating results or to the Company’s planned hold period for a hotel the Company may be required to record an impairment loss for a property.  The Company analyzes its hotel properties individually for indicators of impairment throughout the year.  The Company records impairment losses on hotel properties if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  An impairment loss may affect the Company’s financial condition and results of operations.

 The Company’s failure to identify and complete acquisitions may adversely affect the profitability of the Company.

The Company’s business strategy includes identifying and completing hotel acquisitions. The Company competes with other investors who are engaged in the acquisition of hotels, and these competitors may affect the supply/demand dynamics and, accordingly, increase the price the Company must pay for hotels it seeks to acquire, and these competitors may succeed in acquiring those hotels themselves.  To the extent there are disruptions in credit markets, it may limit the Company’s ability to finance acquisitions and may limit the ability of purchasers to finance hotels and therefore the Company’s ability to dispose of properties and use disposition proceeds to finance acquisitions.  Any delay or failure on the Company’s part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede the Company’s growth.  The Company may also incur costs that it cannot recover if it abandons a potential acquisition. If the Company does not reinvest proceeds received from hotel dispositions timely, it could result in the Company earning interest rates on funds received at money market rates for an extended period of time, resulting

Index

in lower anticipated income.  The Company’s profitability may also suffer because future acquisitions of hotels may not yield the returns the Company expects, including due to unknown or contingent liabilities of which the Company has no or only limited recourse against the seller, and the integration of such acquisitions may cause disruptions in the Company’s business and to management or may take longer than projected.

The Company’s Executive Chairman has interests that may conflict with the interests of the Company.

Glade M. Knight, the Company’s Executive Chairman and former Chairman and Chief Executive Officer, is and will be a principal in other real estate investment transactions or programs that may compete with the Company.  Currently, Mr. Knight is also the Chairman and Chief Executive Officer of Apple Ten, which is a real estate investment trust, and owner of ASRG, which provides brokerage services to Apple Ten. Due to Apple Ten also owning hotels, there may be conflicts of interest in decisions regarding the acquisition and disposition of hotels of the Company.  In addition, Mr. Knight is a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P., a limited partnership formed to acquire and develop oil and gas properties located onshore in the United States.  Mr. Knight has management and economic interests in these other transactions or programs which may conflict with the interests of the Company.

The Company’s executive officers provide services to other companies that may detract from the time devoted to the Company.

Through the subcontract agreement with Apple Ten, the employees of the Company, including its executive officers, are required to devote time to Apple Ten.  Additionally, the executive officers and other employees of the Company may devote time to other companies which have been or may be organized by Mr. Knight in the future. Neither Mr. Knight nor any of the other executive officers is required to devote a fixed amount of time and attention to the Company’s business affairs as opposed to the other companies, which could detract from time devoted to the Company.

The Company’s inability to obtain financing on favorable terms or pay amounts due on its financing may adversely affect the Company’s operating results.

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use financing to acquire properties, perform renovations to its properties, or make shareholder distributions or share repurchases in periods of fluctuating income from its properties.  The stock and credit markets have been volatile and subject to increased regulation in recent years, and as a result, the Company may not be able to obtain debt financing to meet its cash requirements, including refinancing any scheduled debt maturities, which may adversely affect its ability to execute its business strategy.  If the Company refinances debt, such refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced.  If the Company is unable to refinance its debt, it may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses.

The Company is also subject to risks associated with increases in interest rates with respect to the Company’s floating rate debt which could reduce cash from operations.  In addition, the Company has used interest rate swaps to manage its interest rate risks on variable rate debt, and in the future it may use hedging arrangements, such as interest rate swaps to manage its exposure to interest rate volatility.  The Company’s actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge.  There is no assurance that the Company’s hedging strategy will achieve its objectives, and the Company may be subject to costs, such as transaction fees or breakage costs, if it terminates these arrangements.

Loans secured by mortgages on the Company’s properties create risks of foreclosures and increased expenses.

The Company has obtained loans that are secured by mortgages on its properties and the Company may obtain additional loans evidenced by promissory notes secured by mortgages on its properties.  As of December 31, 2014, the Company had approximately $513 million in mortgage debt secured by 47 properties.  As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets.  If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan.  If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan.  If the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs which could affect distributions to shareholders or lower the Company’s working capital reserves or its overall value.

Index

Compliance with financial and other covenants in the Company’s debt agreements may reduce operational flexibility, create default risk and restrict funds available for distribution.

The Company’s $345 million unsecured credit facility entered into in March 2014 contains financial covenants that may restrict the amount and timing of shareholder distributions or share repurchases.  The covenants include, among others, a minimum tangible net worth requirement, maximum debt limits, minimum interest and fixed charge coverage ratios, maximum dividend payout ratio and restrictions on investments.  The Company’s ability to borrow under the credit facility is subject to compliance with these covenants.  In addition, any credit facility or other debt the Company may enter into in the future likely will contain similar covenants and restrictions that the Company must comply with. The Company’s failure to comply with the covenants, as well as its inability to make required payments, could cause a default under the credit facility, which could require the outstanding borrowings to be prepaid prior to the scheduled maturity with capital obtained from other sources, which may not be available to the Company or may be available only on unfavorable terms and may reduce funds available for distribution to shareholders.

The Company may change its operational policies, investment guidelines and its investment and growth strategies without shareholder consent, which may subject it to different and more significant risks in the future, which could materially and adversely affect the Company.

The Board of Directors determines the Company’s operational policies, investment guidelines and its investment and growth strategies, subject to the restrictions on certain investments and activities set forth in the amended bylaws. The Board of Directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, shareholders. This could result in the Company conducting operational matters, making investments or pursuing different investment or growth strategies than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, the Company may expose itself to different and more significant risks in the future, which could materially and adversely affect the Company.

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

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  There are no assurances that coverage will be available at reasonable rates.  Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.  Even when insurable, these policies may have high deductibles and/or high premiums.  Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the industry as a whole. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage.  In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of

Index

the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel.  In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed.  The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel, which could have a material adverse effect on the Company’s financial condition and results of operation.

The Company faces possible risks associated with the physical effects of climate change.

The Company cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on the Company. For example, a number of its hotels are located along the Gulf and East coasts. To the extent climate change causes changes in weather patterns, its markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on its business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, increasing the cost of energy and increasing the cost of snow removal at its properties. There can be no assurance that climate change will not have a material adverse effect on the Company.

The lack of industry diversification makes the Company more susceptible to changes in the hotel industry.

The Company owns interests exclusively in hotels throughout the United States.  As a result, the Company is subject to the risks inherent in investing in only a single industry.  A downturn in the U.S. hotel industry may have more pronounced effects on the amount of funds available to the Company for distribution or on the value of the Company’s assets than if Company had diversified its investments.

The Company’s amended articles of incorporation allow the Board of Directors to issue up to approximately 30 million shares of “blank check” preferred shares.

The Company’s amended articles of incorporation allow the Board of Directors to issue up to approximately 30 million shares of “blank check” preferred shares, without action by shareholders. Preferred shares may be issued on terms determined by the Board of Directors, and may have rights, privileges and preferences superior to those of common shares. Without limiting the foregoing, (i) such preferred shares could have liquidation rights that are senior to the liquidation preference applicable to common shares, (ii) such preferred shares could have voting or conversion rights, which could adversely affect the voting power of the holders of common shares and (iii) the ownership interest of holders of common shares will be diluted following the issuance of any such preferred shares. In addition the issuance of blank check preferred shares could have the effect of discouraging, delaying or preventing a change of control of the Company.

There is no public trading market for the Company’s common shares and shareholders may have to hold their shares for an indefinite period of time.

There is and will be no public trading market for the common shares for an indefinite period of time, if ever. Therefore, the Company’s common shares are and will be highly illiquid and very difficult to trade.  There is no definite time frame to provide liquidity.  There also is no definite value for the Company’s common shares prior to the time that a liquidity event occurs.  In addition, there are restrictions on the transfer of the common shares in the Company’s amended bylaws and amended articles of incorporation.  In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals.  Generally, no person may own more than 9.8% of the issued and outstanding common shares.  Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void and automatically transferred to a charitable trust under the provisions of the Company’s amended articles of incorporation.

The estimated value of the Company’s common shares is based on a number of assumptions and estimates and may not be accurate or complete.

On January 27, 2015, the Company announced an estimated value of its common shares equal to $10.30 per common share.  The Company provided this estimated value solely to assist trustees and custodians of individual

Index

retirement accounts containing an investment in the Company’s common shares.  The Company engaged a third-party valuation firm to estimate the per share value of the Company’s common stock on a fully diluted basis as of December 31, 2014.  As with any methodology used to estimate value, the methodology employed by the valuation firm was based upon a number of Company and third-party estimates and assumptions that may not be accurate or complete.  Further, different parties using different methodologies, assumptions and estimates could derive a different estimated value per common share, which could be significantly different from the Company’s estimated value per common share. The estimated per share value does not represent: (1) the amount at which the Company’s shares would trade on a national securities exchange, (2) the amount a shareholder would obtain if he or she tried to sell his or her shares or (3) the amount shareholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of the Company’s expenses and liabilities.  Accordingly, with respect to the estimated value per common share, the Company can give no assurance that: (i) a shareholder would be able to resell his or her shares at this estimated value; (ii) a shareholder would ultimately realize distributions per common share equal to the Company’s estimated value per common share upon liquidation of the Company’s assets and settlement of the Company’s liabilities or a sale of the Company; (iii) the Company’s shares would trade at a price equal to or greater than the estimated value per common share if the Company listed its shares on a national securities exchange; (iv) the methodology used to estimate the value per share complies with requirements applicable to a trustee’s or custodian’s obligations with respect to individual retirement accounts; or (v) any or all of the assumptions used in estimating the value per share will prove to be accurate or complete.

The Company may change its distribution policy or may not have funds available to make distributions to shareholders.

The Board of Directors will continue to evaluate the Company’s distribution policy as it monitors the capital markets, the impact of the economy on its operations, actual and projected financial condition and results of operations and other factors. If the Company’s properties do not generate sufficient revenue to meet operating expenses, the Company’s cash flow and the Company’s ability to make distributions to shareholders may be adversely affected.  The Company is subject to all operating risks common to hotels.  These risks might adversely affect occupancy or room rates.  Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates.  The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates.  While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all.  Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future.  Also, while the Company may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate there can be no assurance that such goals or intentions will be realized.

The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company prior to a liquidity event, taking into account acquisitions, dispositions, capital improvements, ramp up of new properties and varying economic cycles.  The Company anticipates that it may need to utilize debt and cash from operations to meet this objective.  The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances, in part, from financing proceeds or other sources.  While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows.  For example, if financing is the source of a distribution, that financing would have to be repaid.

Certain provisions of Virginia law could inhibit changes in control.

Certain provisions of the Virginia Stock Corporation Act, as amended, may have the effect of deterring a third party from making a proposal to acquire the Company or of impeding a change in control of the Company under circumstances that otherwise provide the shareholders with the opportunity to realize a related takeover premium for its common shares.

The Virginia corporation law contains provisions designed to deter certain takeovers of Virginia corporations. The “affiliated transaction” provisions of Virginia law prohibit, subject to certain exceptions, any person who becomes the beneficial owner of more than 10% of any class of a corporation’s voting securities, without the prior consent of that corporation’s Board of Directors, from engaging in specified transactions with such corporation for a period of three years following the date upon which the shareholder acquires the requisite number of securities. The types of transactions covered by the law include certain mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, dissolutions, reclassifications and recapitalizations.

Index

Other provisions of Virginia corporation law generally deny voting rights to shares of a public corporation acquired in a “control share acquisition,” which is an acquisition by any person of beneficial ownership of shares that meet or exceed a specified threshold percentage (20%, 33 1/3% or 50%) of the total votes entitled to be cast for the election of directors, unless approved by a majority vote of all outstanding shares other than those held by the acquiring person.

All of these provisions could have the effect of deterring or delaying a change in control of the Company.

Provisions of the Company’s amended articles of incorporation and amended bylaws could inhibit changes in control.

Provisions in the Company’s amended articles of incorporation and amended bylaws may make it difficult for another company to acquire it and for shareholders to receive any related takeover premium for its common shares. These provisions include, among other things, a staggered Board of Directors in which the Board of Directors is divided into three classes, with one class elected each year to serve a three-year term, and the absence of cumulative voting in the election of directors.

The Company’s bylaws provide that (a) with respect to an annual meeting of shareholders, nominations of individuals for election to the Company’s Board of Directors and the proposal of other business to be considered by shareholders may be made only (i) pursuant to the notice of the meeting, (ii) by or at the direction of the Board of Directors or (iii) by a shareholder who is a shareholder of record entitled to vote on the business such shareholder is proposing, both at the time of the giving of the shareholder’s notice and on the record date for such annual meeting, and who has complied with the advance notice procedures set forth in the bylaws, and (b) with respect to special meetings of shareholders, only the business specified in the notice of meeting may be brought before the meeting of shareholders.  Nominations of individuals for election to the Board of Directors may be made only (i) by the Board of Directors or any committee thereof or (ii) by a shareholder who is a shareholder of record entitled to vote for the election of directors, both at the time of the giving of the shareholder’s notice and on the record date for the meeting at which the nominee(s) will be voted upon, and who has complied with the advance notice procedures set forth in the bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the price of the Company’s common shares or otherwise be in the shareholders' best interests.

The Company may incur significant costs complying with various regulatory requirements, which could materially and adversely affect the Company.

The Company’s hotels are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements, as well as federal laws including the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the “ADA”). Liability and costs associated with complying with these requirements could be material.  If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change and future requirements might require the Company to make significant unanticipated expenditures, which could materially and adversely affect the Company.

The Company could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on the Company.

The Company’s hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require the Company, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste, petroleum products or mold) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible the Company could incur cleanup costs or other environmental liabilities even after it sells or no longer operates hotels. Contamination at, on, under or emanating from the Company’s hotels also may expose it to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on the Company’s properties, environmental laws also may impose

Index

restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, the Company’s hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of the Company’s hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals). The Company’s hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.

Liabilities and costs associated with environmental contamination at, on, under or emanating from the hotel’s properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect the Company. The Company can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company. The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability and the cash available for distribution to its shareholders.

The Company is currently party to litigation and may be subject to regulatory inquiries or litigation in the future, which may require the Company to incur significant costs.

The Company has become subject to lawsuits.  In addition, one lawsuit has been filed against the Company in conjunction with the A7 and A8 mergers.  See Part I, Item 3, Legal Proceedings, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to these lawsuits.  Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure.  If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.  Also, other suits may be filed against the Company in the future.  The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

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

Qualifying as a REIT involves highly technical and complex provisions of the Code.

The Company’s qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. Maintaining the Company’s qualification as a REIT will depend on the Company’s satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy the REIT income and asset tests depends upon the Company’s analysis of the characterization and fair market values of the Company’s assets, some of which are not susceptible to a precise determination and for which the Company will not obtain independent appraisals, and upon the Company’s ability to successfully manage the composition of its income and assets on an ongoing basis. In addition, the Company’s ability to satisfy the requirements to maintain its qualification as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence.

Index

If the Company does not qualify as a REIT or if the Company fails to remain qualified as a REIT, the Company will be subject to U.S. federal income tax and potentially state and local taxes, which would reduce the Company’s earnings and the amount of cash available for distribution to its shareholders.

If the Company was to fail to qualify as a REIT in any taxable year and any available relief provisions do not apply, the Company would be subject to U.S. federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by it in computing its taxable income. Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

Any determination that the Company does not qualify as a REIT would have a material adverse effect on the Company’s results of operations and could materially reduce the value of its common shares. The Company’s additional tax liability could be substantial and would reduce its net earnings available for investment, debt service or distributions to shareholders. Furthermore, the Company would no longer be required to make any distributions to shareholders as a condition to REIT qualification and all of its distributions to shareholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This currently means that the Company’s individual shareholders would be taxed on those dividends at capital gain rates and the Company’s corporate shareholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code. The Company’s failure to qualify as a REIT also could cause an event of default under loan documents governing its debt.

In connection with the A7 and A8 mergers, if Apple Seven or Apple Eight failed to qualify as a REIT or if the mergers failed to qualify as tax-free reorganizations, the Company could be subject to additional tax liabilities.

On March 1, 2014, Apple Seven and Apple Eight merged into acquisition subsidiaries of the Company and ceased their separate corporate existences in the A7 and A8 mergers.  If either Apple Seven or Apple Eight failed to qualify as a REIT for any of their taxable years, Apple Seven or Apple Eight, as the case may be, would be liable for (and the Company would be obligated to pay) U.S. federal income tax on its taxable income for such years at regular corporate rates and, assuming the A7 and A8 mergers qualified as reorganizations within the meaning of Section 368(a) of the Code, the Company would be subject to tax on the built-in gain on each asset of Apple Seven or Apple Eight, as the case may be, existing at the time of the A7 and A8 mergers if the Company was to dispose of the Apple Seven or Apple Eight assets for up to ten years following the A7 and A8 mergers. Such tax would be imposed at the highest regular corporate rate in effect at the date of the sale. Moreover, and irrespective of whether Apple Seven or Apple Eight qualified as a REIT, if either were to incur tax liabilities as a result of the failure of the A7 and A8 mergers to qualify as a reorganization within the meaning of Section 368(a) of the Code, those tax liabilities would be transferred to the Company as a result of the A7 and A8 mergers. Furthermore, after the A7 and A8 mergers, the asset and income tests apply to all of the Company’s assets, including the assets the Company acquired from Apple Seven and Apple Eight, and to all of the Company’s income, including the income derived from the assets the Company acquired from Apple Seven and Apple Eight. As a result, the nature of the assets that the Company acquired from Apple Seven and Apple Eight and the income the Company derives from those assets may have an effect on the Company’s tax status as a REIT.

REIT distribution requirements could adversely affect the Company’s ability to execute its business plan or cause it to increase debt levels or issue additional equity during unfavorable market conditions.

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that it distributes. To the extent that the Company satisfies this distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that the Company pays out to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

From time to time, the Company may generate taxable income greater than its income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, the Company may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where the Company experiences differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of its taxable income could cause it to: (1) sell

Index

assets in adverse market conditions; (2) incur debt or issue additional equity on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt; or (4) make a taxable distribution of its common shares as part of a distribution in which shareholders may elect to receive the Company’s common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase the Company’s costs or dilute its equity. In addition, because the REIT distribution requirement prevents the Company from retaining earnings, the Company generally will be required to refinance debt at its maturity with additional debt or equity. Thus, compliance with the REIT requirements may hinder the Company’s ability to grow, which could adversely affect the value of its common shares.

The “preferential dividend” rules applicable to REITs strictly prohibit non-pro rata distributions among the Company’s shareholders and, in the event there are non-pro rata distributions, the Company could be subject to federal income tax liabilities and could be required to pay a “deficiency dividend” to its shareholders.

In order for distributions to be counted toward satisfying the annual distribution requirement for REITs, and to provide the Company with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares within a particular class, and (2) in accordance with the preferences among different classes of shares as set forth in the Company’s organizational documents.

Each of Apple Seven, Apple Eight, and the Company (the “Apple REITs”) issued units (which, at the time, consisted of one common share together with one Series A preferred share of the applicable Apple REIT) under their dividend reinvestment plans (“DRIPs”) until June 2013.  Participation in the DRIP is at the discretion of each shareholder.  Pursuant to the DRIPs, each of the Apple REITs sold its units at a price per unit that was based on the most recent price at which an unrelated person had purchased units from that Apple REIT.  This method of issuing units could present the issue of whether the distributions were “preferential distributions” and thus would not have counted toward satisfying the annual distribution requirement which could have resulted in the loss of its REIT status. The Company believes each Apple REIT’s DRIP has not violated the prohibition on the payment of preferential dividends; however, there can be no assurance or guarantee that the IRS will concur. If any Apple REIT has violated the prohibition on the payment of preferential dividends and that violation caused it to fail to meet the annual distribution requirement with respect to any year, such failure would preclude that Apple REIT from qualifying as a REIT for U.S. federal income tax purposes and disqualify that Apple REIT from taxation as a REIT for the four taxable years following the year during which its qualification was lost. That result could subject the Company to federal income tax liabilities, and could subject Apple Seven and Apple Eight to federal income tax liabilities for which the Company would become liable as a result of the A7 and A8 mergers. The requirement to pay any federal income tax liabilities of Apple Seven or Apple Eight could have an adverse effect on the Company’s ability to make the required distributions to meet the 90% distribution requirement. If it were determined that certain distributions by the Apple REITs to shareholders fail to qualify for the dividends paid deduction for one or more taxable years with the result that any of the Apple REITs would not have satisfied its distribution requirement with respect to any such taxable year, the Company would expect to pay a “deficiency dividend” to its shareholders in the amount necessary to permit each Apple REIT to satisfy the distribution requirements of Section 857 of the Code for each such taxable year.  The amount of the deficiency dividend (plus the interest payable to the IRS) that would need to be paid for all of the Apple REITs in that circumstance could be significant.

The Company may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

The Company may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, the Company may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in the Company’s cash distributions, and that factor, as well as the possibility that a significant number of the Company’s shareholders could determine to sell the common shares in order to pay taxes owed on dividends, may put downward pressure on the value of the common shares.

Index

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

For taxable years beginning on or after January 1, 2013, the maximum tax rate applicable to “qualified dividends” paid to U.S. shareholders that are individuals, trusts and estates is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates and will continue to be subject to tax at rates applicable to ordinary income, which will be as high as 43.4% (taking into account the 3.8% Medicare tax applicable to net investment income). The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s common shares.

Even if the Company qualifies as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a taxable REIT subsidiary (a “TRS”) that are not conducted on an arm's-length basis, and state or local income, property and transfer taxes. In addition, the Company could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain its qualification as a REIT. In addition, the Company’s TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any. Any of these taxes would decrease cash available for the payment of the Company’s debt obligations and distributions to shareholders.

If the Company’s leases are not respected as true leases for federal income tax purposes, the Company would likely fail to qualify as a REIT.

To qualify as a REIT, the Company must satisfy two gross income tests, pursuant to which specified percentages of the Company’s gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with the Company’s TRSs, which the Company currently expects will continue to constitute substantially all of the REIT’s gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. The Company believes that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, the Company may not be able to satisfy either of the two gross income tests applicable to REITs and may lose its REIT status.  Additionally, the Company could be subject to a 100% excise tax for any adjustment to its leases.

If any of the hotel management companies that the Company’s TRS’s engage do not qualify as “eligible independent contractors,” or if the Company’s hotels are not “qualified lodging facilities,” the Company would likely fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of the Company generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. The Company intends to continue to take advantage of this exception. The Company leases and expects to lease all or substantially all of its hotels to TRS lessees and to engage hotel management companies that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an eligible independent contractor, the hotel management company must not own, directly or through its shareholders, more than 35% of the Company’s outstanding shares, and no person or group of persons can own more than 35% of the Company’s outstanding shares and the shares (or ownership interest) of the hotel management company (taking into account certain ownership attribution rules and, with respect to the outstanding shares of any publicly traded hotel management company, only the shares owned by persons who own, directly or indirectly, more than 5% of a publicly traded class of shares). The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of the Company’s shares by the hotel management companies and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined

Index

below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS. As of the date hereof, the Company believes the hotel management companies operate qualified lodging facilities for certain persons who are not related to the Company or its TRS. However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that the Company may engage in the future will in fact comply with this requirement in the future. Failure to comply with this requirement would require the Company’s TRSs to find other managers for future contracts, and, if the TRS hired a management company without knowledge of the failure, it could jeopardize the Company’s status as a REIT.

Finally, each hotel with respect to which the Company’s TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, the Company believes that all of the hotels leased to the Company’s TRS lessees are qualified lodging facilities. Although the Company intends to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

The Company’s ownership of TRSs is limited, and the Company’s transactions with its TRSs will cause it to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on “redetermined rent” or “redetermined deductions” to the extent rent paid by a TRS exceeds an arm's-length amount.

The Company’s TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to the REIT but is not required to be distributed. The Company believes that the aggregate value of the stock and securities of its TRSs is and will be less than 25% of the value of its total assets (including the stock and securities of its TRSs). Furthermore, the Company will monitor the value of its respective investments in its TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, the Company will continue to scrutinize all of its transactions with its TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that the Company will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above. While the Company believes its leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

Complying with REIT requirements may force the Company to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, the Company must ensure that it meets the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of its total assets can be represented by securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its shareholders. In addition, the Company may be required to make distributions to

Index

shareholders at disadvantageous times or when the Company does not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder the Company’s ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

Federal income tax provisions applicable to REITs may restrict the Company’s business decisions regarding the potential sale of a hotel.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. The Company intends to hold its hotels for investment with a view to long-term appreciation, however it may make occasional sales of hotels consistent with its investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential application of this penalty tax could deter the Company from selling one or more hotels even though it otherwise would be in the best interests of the Company and its shareholders for the Company to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sales transactions that the Company might otherwise consider. As a result, the Company may not be able to vary its portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect the Company.

The share ownership limits imposed by the Code for REITs and the Company’s amended articles of incorporation may restrict share transfers and/or business combination opportunities, particularly if the Company’s management and board of directors do not favor a combination proposal.

In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following the Company’s first year. The Company’s amended and restated articles of incorporation (the “Charter”), with certain exceptions, authorizes the Company’s board of directors to take the actions that are necessary and desirable to preserve its qualification as a REIT. Unless exempted by the Company’s board of directors, no person or entity may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares, by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the outstanding preferred shares of any class or series, by value or by number of shares, whichever is more restrictive.

The Company’s board may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by the board of certain representations and undertakings. In addition, the board may change the share ownership limits. The Charter also prohibits any person from (1) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, the Company’s shares if that would result in the Company being “closely held” under Section 856(h) of the Code, would cause the Company to own (directly or indirectly) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by the Company from such tenant exceeds certain limits, would result in any manager or operator of a “qualified lodging facility,” within the meaning of Section 856(d)(9)(D) of the Code, leased by the Company (or any subsidiary of the Company) to one of its TRSs, failing to qualify as an “eligible independent contractor,” within the meaning of Section 856(d)(9)(A) of the Code, or otherwise cause the Company to fail to qualify as a REIT, or (2) transferring shares if such transfer would result in the Company’s shares being owned by fewer than 100 persons. The share ownership limits contained in the Charter key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code. The share ownership limits also might delay or prevent a transaction or a change in the Company’s control that might involve a premium price for the Company’s common shares or otherwise be in the best interests of its shareholders.

Item 1B.          Unresolved Staff Comments

Not applicable.

Index

Item 2.             Properties

As of December 31, 2014, the Company owned 191 hotels with an aggregate of 23,790 rooms located in 33 states, including 19 hotels with an aggregate of 1,873 rooms classified as held for sale, 18 of which were sold in February 2015.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	35	4,526
Hampton Inn	33	3,818
Hilton Garden Inn	31	4,118
Residence Inn	26	2,939
Homewood Suites	24	2,645
SpringHill Suites	14	1,872
TownePlace Suites	11	1,105
Fairfield Inn	8	944
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	204
Total	191	23,790

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,206
Alaska	1	169
Arizona	7	926
Arkansas	5	507
California	19	2,527
Colorado	3	326
Florida	15	1,833
Georgia	6	574
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Kentucky	1	130
Louisiana	6	771
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	3	264
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	2	368
North Carolina	13	1,436
Ohio	2	218
Oklahoma	2	302
Pennsylvania	3	391
South Carolina	3	325
Tennessee	7	796
Texas	30	3,665
Utah	2	257
Virginia	14	2,190
Washington	4	609
Total	191	23,790

Index

The following table is a list of the 191 hotels the Company owned as of December 31, 2014.  As noted below, ten of the Company’s hotels are subject to ground leases and 47 of its hotels are encumbered by mortgage notes.

City	State	Brand	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	4/30/2010	169	(2)
Auburn	AL	Hilton Garden Inn	3/1/2014	101
Birmingham	AL	Courtyard	3/1/2014	84
Birmingham	AL	Homewood Suites	3/1/2014	95	(2)
Dothan	AL	Hilton Garden Inn	6/1/2009	104
Dothan	AL	Residence Inn	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	3/1/2014	101
Huntsville	AL	Homewood Suites	3/1/2014	107	(2)
Huntsville	AL	TownePlace Suites	3/1/2014	86	(3)
Montgomery	AL	Hilton Garden Inn	3/1/2014	97
Montgomery	AL	Homewood Suites	3/1/2014	91
Prattville	AL	Courtyard	3/1/2014	84	(2)
Troy	AL	Courtyard	6/18/2009	90	(3)
Troy	AL	Hampton Inn	3/1/2014	82	(3)
Rogers	AR	Fairfield Inn & Suites	3/1/2014	99	(3)
Rogers	AR	Hampton Inn	8/31/2010	122	(2)
Rogers	AR	Homewood Suites	4/30/2010	126
Rogers	AR	Residence Inn	3/1/2014	88
Springdale	AR	Residence Inn	3/1/2014	72
Chandler	AZ	Courtyard	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	11/2/2010	110
Phoenix	AZ	Courtyard	11/2/2010	164
Phoenix	AZ	Residence Inn	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	7/31/2008	125
Tucson	AZ	Residence Inn	3/1/2014	124
Tucson	AZ	TownePlace Suites	10/6/2011	124
Agoura Hills	CA	Homewood Suites	3/1/2014	125
Burbank	CA	Residence Inn	3/1/2014	166	(2)
Clovis	CA	Hampton Inn & Suites	7/31/2009	86
Clovis	CA	Homewood Suites	2/2/2010	83
Cypress	CA	Courtyard	3/1/2014	180
Oceanside	CA	Residence Inn	3/1/2014	125	(2)
Rancho Bernardo	CA	Courtyard	3/1/2014	210	(2)
Sacramento	CA	Hilton Garden Inn	3/1/2014	154
San Bernardino	CA	Residence Inn	2/16/2011	95
San Diego	CA	Hampton Inn	3/1/2014	177
San Diego	CA	Hilton Garden Inn	3/1/2014	200
San Diego	CA	Residence Inn	3/1/2014	121	(2)
San Jose	CA	Homewood Suites	3/1/2014	140
Santa Ana	CA	Courtyard	5/23/2011	155
Santa Clarita	CA	Courtyard	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	10/29/2008	66
Santa Clarita	CA	Hampton Inn	10/29/2008	128
Santa Clarita	CA	Residence Inn	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	3/1/2014	128
Highlands Ranch	CO	Residence Inn	3/1/2014	117	(2)
Pueblo	CO	Hampton Inn & Suites	10/31/2008	81	(3)
Fort Lauderdale	FL	Hampton Inn	12/31/2008	109
Jacksonville	FL	Homewood Suites	3/1/2014	119	(2)
Lakeland	FL	Courtyard	3/1/2014	78
Miami	FL	Courtyard	3/1/2014	118	(1)
Miami	FL	Hampton Inn & Suites	4/9/2010	121
Miami	FL	Homewood Suites	3/1/2014	159	(2)
Orlando	FL	Fairfield Inn & Suites	7/1/2009	200
Orlando	FL	SpringHill Suites	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	3/12/2009	95

Index

City	State	Brand	Date Acquired or Completed	Rooms
Panama City	FL	TownePlace Suites	1/19/2010	103
Sanford	FL	SpringHill Suites	3/1/2014	105
Sarasota	FL	Homewood Suites	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	3/1/2014	85	(1)
Tampa	FL	Embassy Suites	11/2/2010	147
Tampa	FL	TownePlace Suites	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	1/14/2010	87
Columbus	GA	SpringHill Suites	3/1/2014	89
Columbus	GA	TownePlace Suites	3/1/2014	86	(1)(4)
Macon	GA	Hilton Garden Inn	3/1/2014	101	(1)
Port Wentworth	GA	Hampton Inn	3/1/2014	106	(3)
Savannah	GA	Hilton Garden Inn	3/1/2014	105	(1)(2)
Boise	ID	Hampton Inn & Suites	4/30/2010	186
Boise	ID	SpringHill Suites	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	11/2/2010	170
Mettawa	IL	Residence Inn	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	11/2/2010	135
Indianapolis	IN	SpringHill Suites	11/2/2010	130
Mishawaka	IN	Residence Inn	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	3/1/2014	110
Overland Park	KS	Residence Inn	3/1/2014	120	(2)
Overland Park	KS	SpringHill Suites	3/1/2014	102
Wichita	KS	Courtyard	3/1/2014	90
Bowling Green	KY	Hampton Inn	3/1/2014	130	(3)
Alexandria	LA	Courtyard	9/15/2010	96	(3)
Baton Rouge	LA	SpringHill Suites	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	7/30/2010	153	(1)
Lafayette	LA	SpringHill Suites	6/23/2011	103
New Orleans	LA	Homewood Suites	3/1/2014	166	(2)
West Monroe	LA	Hilton Garden Inn	7/30/2010	134	(3)
Andover	MA	SpringHill Suites	11/5/2010	136
Marlborough	MA	Residence Inn	3/1/2014	112
Westford	MA	Hampton Inn & Suites	3/1/2014	110
Westford	MA	Residence Inn	3/1/2014	108	(2)
Annapolis	MD	Hilton Garden Inn	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	7/30/2010	107
Novi	MI	Hilton Garden Inn	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	8/3/2009	124
Kansas City	MO	Hampton Inn	8/31/2010	122	(2)
Kansas City	MO	Residence Inn	3/1/2014	106	(2)
St. Louis	MO	Hampton Inn	8/31/2010	190	(2)
St. Louis	MO	Hampton Inn & Suites	4/30/2010	126
Hattiesburg	MS	Courtyard	3/1/2014	84	(2)
Hattiesburg	MS	Residence Inn	12/11/2008	84
Tupelo	MS	Hampton Inn	3/1/2014	96	(2)
Carolina Beach	NC	Courtyard	3/1/2014	144	(2)
Charlotte	NC	Homewood Suites	9/24/2008	112
Concord	NC	Hampton Inn	3/1/2014	101	(2)(3)
Dunn	NC	Hampton Inn	3/1/2014	120	(3)
Durham	NC	Homewood Suites	12/4/2008	122
Fayetteville	NC	Home2 Suites	2/3/2011	118
Fayetteville	NC	Residence Inn	3/1/2014	92	(2)
Greensboro	NC	SpringHill Suites	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	11/30/2010	124
Jacksonville	NC	TownePlace Suites	2/16/2010	86	(3)
Matthews	NC	Hampton Inn	3/1/2014	91	(3)
Wilmington	NC	Fairfield Inn & Suites	3/1/2014	122
Winston-Salem	NC	Courtyard	3/1/2014	122	(2)
Omaha	NE	Courtyard	3/1/2014	181

Index

City	State	Brand	Date Acquired or Completed	Rooms
Cranford	NJ	Homewood Suites	3/1/2014	108
Mahwah	NJ	Homewood Suites	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	1/11/2011	118
Somerset	NJ	Courtyard	3/1/2014	162	(1)(2)
West Orange	NJ	Courtyard	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	3/1/2014	164
New York	NY	Renaissance	3/1/2014	204	(1)
Cincinnati	OH	Homewood Suites	3/1/2014	76	(3)
Twinsburg	OH	Hilton Garden Inn	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	5/28/2010	200
Tulsa	OK	Hampton Inn & Suites	3/1/2014	102	(3)
Collegeville/Philadelphia	PA	Courtyard	11/15/2010	132	(2)
Malvern/Philadelphia	PA	Courtyard	11/30/2010	127	(2)
Pittsburgh	PA	Hampton Inn	12/31/2008	132
Columbia	SC	Hilton Garden Inn	3/1/2014	143
Greenville	SC	Residence Inn	3/1/2014	78	(2)
Hilton Head	SC	Hilton Garden Inn	3/1/2014	104	(2)
Chattanooga	TN	Homewood Suites	3/1/2014	76
Jackson	TN	Courtyard	12/16/2008	94	(3)
Jackson	TN	Hampton Inn & Suites	12/30/2008	83
Johnson City	TN	Courtyard	9/25/2009	90
Memphis	TN	Homewood Suites	3/1/2014	140
Nashville	TN	Hilton Garden Inn	9/30/2010	194
Nashville	TN	Home2 Suites	5/31/2012	119
Addison	TX	SpringHill Suites	3/1/2014	159
Allen	TX	Hampton Inn & Suites	9/26/2008	103
Allen	TX	Hilton Garden Inn	10/31/2008	150	(2)
Arlington	TX	Hampton Inn & Suites	12/1/2010	98
Austin	TX	Courtyard	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	11/2/2010	150
Austin	TX	Hampton Inn	4/14/2009	124	(2)
Austin	TX	Hilton Garden Inn	11/2/2010	117
Austin	TX	Homewood Suites	4/14/2009	97	(2)
Beaumont	TX	Residence Inn	10/29/2008	133
Brownsville	TX	Courtyard	3/1/2014	90	(3)
Burleson/Fort Worth	TX	Hampton Inn & Suites	10/7/2014	88
Dallas	TX	Hilton	5/17/2011	224	(2)
Duncanville	TX	Hilton Garden Inn	10/21/2008	142	(2)
El Paso	TX	Hilton Garden Inn	12/19/2011	145
El Paso	TX	Homewood Suites	3/1/2014	114
Fort Worth	TX	TownePlace Suites	7/19/2010	140
Frisco	TX	Hilton Garden Inn	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	9/24/2010	110	(2)
Houston	TX	Marriott	1/8/2010	206
Houston	TX	Residence Inn	3/1/2014	129	(2)
Irving	TX	Homewood Suites	12/29/2010	77	(2)
Lewisville	TX	Hilton Garden Inn	10/16/2008	165
Round Rock	TX	Hampton Inn	3/6/2009	94	(2)
San Antonio	TX	TownePlace Suites	3/1/2014	106
San Antonio	TX	TownePlace Suites	3/1/2014	123	(3)
Stafford	TX	Homewood Suites	3/1/2014	78
Texarkana	TX	Courtyard	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	1/31/2011	81	(2)
Texarkana	TX	TownePlace Suites	3/1/2014	85
Provo	UT	Residence Inn	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	11/2/2010	143
Alexandria	VA	Courtyard	3/1/2014	178
Alexandria	VA	SpringHill Suites	3/28/2011	155
Bristol	VA	Courtyard	11/7/2008	175	(2)
Charlottesville	VA	Courtyard	3/1/2014	139	(2)

Index

City	State	Brand	Date Acquired or Completed	Rooms
Chesapeake	VA	Marriott	3/1/2014	226
Harrisonburg	VA	Courtyard	3/1/2014	125
Manassas	VA	Residence Inn	2/16/2011	107
Richmond	VA	Courtyard	12/8/2014	135
Richmond	VA	Marriott	3/1/2014	410	(1)
Richmond	VA	Residence Inn	12/8/2014	75
Suffolk	VA	Courtyard	3/1/2014	92
Suffolk	VA	TownePlace Suites	3/1/2014	72
Virginia Beach	VA	Courtyard	3/1/2014	141	(2)
Virginia Beach	VA	Courtyard	3/1/2014	160	(2)
Kirkland	WA	Courtyard	3/1/2014	150	(2)
Seattle	WA	Residence Inn	3/1/2014	234	(1)(2)
Tukwila	WA	Homewood Suites	3/1/2014	106	(2)
Vancouver	WA	SpringHill Suites	3/1/2014	119
Total				23,790

(1) Hotel is subject to ground lease.
(2) Hotel is encumbered by mortgage.
(3) Hotel is classified as held for sale as of December 31, 2014 and was subsequently sold in February 2015.
(4)   Hotel is classified as held for sale as of December 31, 2014. As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude this hotel from the sales transaction completed in February 2015.

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties.  In December 2014, the Company entered into a purchase and sale agreement for 19 properties for $213 million.  These properties were identified for potential sale during the third quarter of 2014 based on individual market conditions, the Company’s total investment in certain markets and additional capital requirements for these properties.  The 19 properties, as noted in the table above, have been classified as held for sale in the Company’s consolidated balance sheet as of December 31, 2014.  On February 26, 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel from the transaction.  The Company plans to use the proceeds from the sale to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties and fund hotel renovations.

Investment in real estate at December 31, 2014, consisted of the following (in thousands):

Land	$520,406
Building and Improvements	3,010,314
Furniture, Fixtures and Equipment	251,170
Franchise Fees	7,490
3,789,380
Less Accumulated Depreciation	(296,559)
Investment in Real Estate, net	$3,492,821

For additional information about the Company’s properties, refer to Schedule III – Real Estate and Accumulated Depreciation included at the end of Part IV, appearing elsewhere in this Annual Report on Form 10-K.

Item 3.             Legal Proceedings

In re Apple REITS Litigation

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

Index

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, ASRG, Apple Eight Advisors, Inc., A9A, A10A, AFM, Apple Six, Apple Seven, Apple Eight and Apple Ten, their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of units in the Company and the other Apple REIT Entities, or those who otherwise acquired these units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the In re Apple REITs Litigation matter. In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim. The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order. Following remand, on June 6, 2014, defendants moved to dismiss plaintiffs’ remaining claims.

The Company will defend against the claims remanded to the District Court vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

DCG&T et al. v. Knight, et al.

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

On December 18, 2014, the United States District Court for the Eastern District of Virginia issued an order granting the Defendants’ motion to dismiss in part and denying it in part.  Specifically, the court dismissed each of Plaintiffs’ class action claims, but held that Plaintiffs could bring derivative claims for breach of fiduciary duties of care and loyalty and for conflicts of interest.

Index

The Company believes that plaintiffs’ claims are without merit and intends to defend these cases vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

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

Wenzel v. Knight et al.

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

On January 14, 2015, the United States District Court for the Eastern District of Virginia denied defendants’ motions to transfer and consolidate.

Also on January 14, 2015, the United States District Court for the Eastern District of Virginia issued an order granting the defendants’ motion to dismiss each count alleged by the Plaintiff.  Specifically, the court dismissed each of Plaintiffs’ class action claims, but granted Plaintiff leave to amend its complaint to bring derivative claims for breach of fiduciary duties of care and loyalty and for conflicts of interest.  The court also dismissed Plaintiff’s claims against Apple Seven for lack of standing.

On February 4, 2015, Plaintiff filed an amended complaint against the Company, Apple Eight Advisors, Inc., AFM, and several officers and directors of the Company alleging breach of contract, tortious interference with contract, fraud, negligence and violation of the Virginia Securities Act.

Index

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

Not Applicable.

Index

PART II

Item 5.             Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

As of December 31, 2014 there were 373.8 million common shares outstanding.  As of February 28, 2015, the common shares were held by approximately 55,000 beneficial shareholders.  There is currently no established public trading market in which the Company’s common shares are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Company’s common shares, on January 27, 2015, the Company announced an estimated per share value of the Company’s common shares as of December 31, 2014 of $10.30 per share, as further described below.  There can be no assurance that this estimated value per share, or the method used to estimate such value, complies with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs.

The fair value estimate of the Company’s common shares was based upon a third party valuation of the per share value of its common shares on a fully diluted basis as of December 31, 2014.  The third party developed a per share value range of $9.80 - $10.80 and the estimated value provided above is the mid-point of that range.  Since the Company’s common shares are not listed on a national securities exchange, no material public market exists for the Company’s common shares.  As a result, although not prepared for generally accepted accounting purposes, the value estimate was derived from unobservable inputs and was based on a combination of the income and market approaches as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  In the income approach, the estimated value per share was calculated from a discounted cash flow model using consolidated projected cash flows of the Company, as well as a discount rate and terminal capitalization rate based on market conditions at December 31, 2014.  In the market approach, the estimated value per share was calculated by applying multiples (using industry peers) to consolidated 2014 historical combined revenue and operating results of the Company.  The estimated value was not based on an appraisal of the Company’s assets.

As with any methodology used to estimate value, the methodology employed by the Company was based upon a number of estimates and assumptions that may not be accurate or complete and may not accurately reflect future conditions. The estimates and assumptions underlying the estimated value involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions which may not be realized and that are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, including, among others, risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this Annual Report, all of which are difficult to predict and many of which are beyond the control of the Company. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from the Company’s estimated value per share.

The estimated per share value does not represent: (i) the amount at which the Company’s shares would trade on a national securities exchange, (ii) the amount a shareholder would obtain if he or she tried to sell his or her shares or (iii) the amount shareholders would receive if the Company liquidated its assets and distributed the proceeds after paying all expenses and liabilities.  Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

•	a shareholder would be able to resell his or her shares at this estimated value;
•
a shareholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company (in part because estimated values do not necessarily indicate the price at which individual assets or the Company could be sold, real estate values fluctuate and change, and the estimated value may not take into account the expenses associated with such a sale);

•	the Company’s shares would trade at a price equal to or greater than the estimated value per share if they were listed on a national securities exchange;
•	the methodology used to estimate the value per share complies with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs; or
•	any or all of the assumptions used in estimating the value per share will prove to be accurate or complete.

Index

The estimated value reflects the fact that the estimate was calculated as of a point in time. The value of the Company’s shares will likely change over time and will be influenced by changes to the value of individual assets, changes in the hospitality industry, as well as changes and developments in the real estate and capital markets.  Shareholders should not rely on the estimated value per share in making a decision to buy or sell the Company’s common shares.

The Company does not intend to update or otherwise revise the above information to reflect circumstances existing after the date when made or to reflect the occurrence of future events, even in the event that any or all of the assumptions underlying the information are no longer appropriate.

As discussed above, the estimated value per share was determined based on various market level assumptions, including but not limited to revenue and income growth rates, discount and capitalization rates and revenue and income multiples.  The following is a list of key assumptions used in the calculation of the estimated value per share:

•	5 year average revenue growth – 4.2%
•	5 year average annual Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) growth – 5.8%
•	Discount rate – 9.5%
•	Terminal capitalization rate – 7.0%
•	Revenue multiple – 5.0
•	EBITDA multiple – 15.5

A change in any of the assumptions would likely produce a different estimated value per share.  For example, a change to the EBITDA annual growth rate assumption of 1% would increase or decrease the per share value range by approximately $0.35 per share.

For purposes of accounting for the merger transactions with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) effective March 1, 2014 (the “A7 and A8 mergers”), the Company estimated the value of each common share of the Company at $10.10 as of March 1, 2014, the effective time of the mergers.  The fair value estimate of the Company’s common stock was based upon a third party valuation and other analyses as of March 1, 2014.  Since the Company’s common shares were not publicly traded, this fair value estimate was a Level 3 input under ASC 820 as it was derived from unobservable inputs. The fair value estimate was based on a combination of the income and market approaches as outlined in ASC 820. In the income approach, the fair value estimate was calculated from a discounted cash flow model using Apple Seven, Apple Eight and the Company’s (collectively, the “merged entities”) consolidated projected cash flows, as well as a discount rate and terminal capitalization rate based on market conditions at the effective time of the mergers and consistent with industry averages. In the market approach, the fair value estimate was calculated by applying multiples (using industry peers at the effective time of the mergers) to both the consolidated 2013 historical and 2014 projected combined revenue and operating results of the merged entities and using multiples of operating results from comparable transactions.  This estimated value was not based on an appraisal of the Company’s assets.  The various limitations and qualifications to estimated value described above also apply with respect to this prior estimated per share value.

Prior to the A7 and A8 mergers, the Company’s outstanding equity included units (consisting of one common share and one Series A preferred share) and Series B convertible preferred shares.  The Company’s mergers with Apple Seven and Apple Eight, effective March 1, 2014, caused the following changes to the Company’s available and outstanding stock:

•	A total of approximately 180 million common shares were issued to Apple Seven and Apple Eight shareholders;
•
Due to the termination of the Company’s advisory agreements, the Company’s Series B convertible preferred shares were converted to approximately 11.6 million common shares, and the Series B convertible preferred shares and the Company’s Series A preferred shares were terminated and are no longer outstanding; and

•	The Company’s authorized common shares were increased to 800 million from 400 million.

Throughout this document, units, common shares, and shares are used interchangeably.  See Note 2 titled Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the A7 and A8 mergers.

Index

During 2014 and 2013, there were three tender offers made for the common shares of the Company by a group of related bidders.  The common shares acquired, as reported by the bidders, through the three tender offers were 422,721 common shares for $7.00 per share in May 2013, 543,526 common shares for $7.00 per share in July 2014, and 428,479 common shares for $7.25 per share in January 2015.  The total common shares acquired in the three tender offers (as announced by the bidders in 2013, 2014 and 2015) were 1,394,726 common shares, representing a total of approximately 0.37% of the Company’s outstanding common shares at December 31, 2014.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  For the years ended December 31, 2014 and 2013, the Company made distributions of $0.70 and $0.83 per common share for a total of approximately $233.4 million and $151.6 million, respectively.  During 2014, dividends were paid at a monthly rate of $0.0691875 per common share in January and February, $0.055 per common share from March through August, and $0.056667 per common share from September through December.  As contemplated by the A7 and A8 mergers, beginning with the payment of the March 2014 distribution, the annualized distribution rate was decreased from $0.83025 per common share to $0.66 per common share, and effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $0.66 per common share to $0.68 per common share.

Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.  The Company’s $345 million credit facility limits distributions to 100% of funds from operations annually unless the Company is required to distribute more to meet REIT requirements.  As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional shares of the Company.  The uses of the proceeds from this plan have historically included purchasing shares under the Company’s share redemption program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  The Company has registered 20.0 million shares for potential issuance under the plan.  In May 2012, the Company paid a special distribution to shareholders of $0.75 per share ( the “Special Distribution”), and as a result of the Special Distribution, beginning in May 2012, the offering price per share under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the A7 and A8 mergers, and as mandated by the Merger Agreement.  As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013 at $10.25 per share. Since inception of the plan through December 31, 2014, approximately 12.3 million shares, representing $131.0 million in proceeds to the Company, were issued under the plan, including approximately 2.1 million shares, representing $22.0 million in proceeds to the Company during the year ended December 31, 2013.  The Company is uncertain as to if and when it will reinstate its Dividend Reinvestment Plan.

Share Redemption Program

In July 2009, the Company instituted a share redemption program (formerly known as the unit redemption program) to provide limited interim liquidity to its shareholders who have held their shares for at least one year, subject to certain restrictions and limitations.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the share redemption program.  The maximum number of common shares that may be redeemed in any given year is five percent of the weighted average number of common shares outstanding during the 12-month period immediately prior to the date of redemption.  On June 27, 2013, the Company announced the suspension of its share redemption program as it evaluated the A7 and A8 mergers, and as mandated by the Merger Agreement, with the last redemption thereunder occurring in the second quarter

Index

of 2013.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of common shares for a purchase price equal to 92% of the price paid per common share if the common shares had been owned for less than three years, or 100% of the price paid per common share if the common shares had been owned more than three years.  From May 2012 through April 2013, the last scheduled redemption date, as a result of the Special Distribution, the purchase price per share under the Company’s share redemption program was adjusted by the amount of the Special Distribution.

Since inception of the program through December 31, 2014, the Company has redeemed approximately 11.7 million common shares representing $121.2 million, including approximately 2.0 million common shares in the amount of $20.0 million redeemed during 2013.  No common shares were redeemed under the program during 2014.  Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent.  Therefore, as contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed common shares on a pro-rata basis with approximately 41% and 18% of the amounts requested redeemed in the third and fourth quarters of 2011; 14%, 13%, 9% and 9% in the first, second, third and fourth quarter of 2012; and 8% in both the first and second quarters of 2013 leaving 12.1 million shares requested but not redeemed as of the last scheduled redemption date in the second quarter of 2013 (April 2013).  Prior to July 2011, the Company redeemed 100% of redemption requests.

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  The Board of Directors initially approved redemptions of common shares only in the event of death or eligible disability of a shareholder, but in February 2015, the Board of Directors approved limiting redemptions to death of a shareholder only.  The number of common shares that may be redeemed in any given year will also be limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed funds available for redemption, redemptions will be made on a pro rata basis.  In January 2015, the Company redeemed approximately 1.2 million common shares at a price of $9.20 per common share, or a total of approximately $10.8 million.  All eligible redemption requests were fulfilled.  The Board of Directors will continue to review the redemption program and may, from time to time, change the terms (including the redemption price) of, suspend or terminate the redemption program as it deems prudent.

Preferred Shares

No preferred shares of the Company, other than the Series A preferred shares and Series B convertible preferred shares, have been issued, and in connection with the A7 and A8 mergers, effective March 1, 2014, the Series A preferred shares and Series B convertible preferred shares were terminated and are no longer outstanding.  The Company’s amended articles of incorporation authorize issuance of up to 30 million additional preferred shares.  The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes.  Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting.  At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares.  The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be.  A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.  Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors.  The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions.  The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Equity Compensation Plans

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors.  The options issued under the Directors’ Plan convert upon exercise of the options to common shares.  In May 2014, the Board of Directors

Index

approved the Apple Hospitality REIT, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”).  The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors to be in the best interests of the Company.  The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,948,230	$11.12	1,205,861
Equity compensation plans not approved by security holders(1)	-	-	10,000,000
Total equity compensation plans	1,948,230	$11.12	11,205,861

(1)  The 2014 Omnibus Incentive Plan is being presented to shareholders for approval at the Company's 2015 annual meeting of shareholders.

As a result of the A7 and A8 mergers, all of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.’s outstanding options were exchanged for options to acquire the Company’s common shares, resulting in a total of 897,865 options issued at exercise prices ranging from $11.00 to $12.95 per common share.  In October 2014, in connection with the approval of a new Board of Directors’ compensation plan effective as of June 1, 2014, the Board of Directors suspended additional issuances under the Directors’ plan.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended.

Item 6.             Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2014.  Certain information in the table has been derived from the Company’s audited financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

(in thousands except per share and statistical data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Revenues:
Room	$735,882	$353,338	$331,610	$291,858	$144,988
Other	68,014	34,653	33,976	28,642	15,147
Total revenue	803,896	387,991	365,586	320,500	160,135

Expenses and other income:
Hotel operating expense	455,895	220,214	206,568	184,641	97,292
Property taxes, insurance and other expense	40,046	20,556	19,616	18,040	9,508
Ground lease expense	8,341	302	368	347	37
General and administrative expense	20,914	6,169	8,590	8,189	6,472
Transaction costs	5,142	3,179	1,101	5,275	19,379
Series B convertible preferred share expense	117,133	-	-	-	-
Loss on impairment of depreciable real estate assets	10,988	-	-	-	-
Depreciation expense	113,112	54,827	52,748	48,415	28,391
Investment income from note receivable	-	(9,040)	-	-	-
Interest and other expense, net	23,523	8,446	6,745	4,371	931
Income tax expense	1,969	1,422	1,166	1,068	728
Total expenses and other income	797,063	306,075	296,902	270,346	162,738
Income (loss) from continuing operations	6,833	81,916	68,684	50,154	(2,603)
Income from discontinued operations, net of tax	-	33,306	6,792	19,834	18,860
Net income	$6,833	$115,222	$75,476	$69,988	$16,257

Per Share:
Income (loss) from continuing operations per common share	$0.02	$0.45	$0.37	$0.27	$(0.02)
Income from discontinued operations per common share	-	0.18	0.04	0.11	0.14
Net income per common share	$0.02	$0.63	$0.41	$0.38	$0.12
Distributions paid per common share (a)	$0.70	$0.83	$1.60	$0.88	$0.88
Weighted-average common shares outstanding - basic and diluted	342,977	182,616	182,222	182,396	135,825

Balance Sheet Data (at end of period):
Cash and cash equivalents	$-	$18,102	$9,027	$30,733	$224,108
Investment in real estate, net	$3,492,821	$1,443,498	$1,463,894	$1,480,722	$1,461,922
Assets held for sale	$195,588	$-	$-	$158,552	$-
Total assets	$3,779,749	$1,491,281	$1,526,017	$1,700,967	$1,745,942
Notes payable	$709,570	$162,551	$166,783	$124,124	$99,649
Shareholders' equity	$3,014,624	$1,311,811	$1,346,133	$1,563,590	$1,634,039
Net book value per share	$8.06	$7.18	$7.37	$8.55	$9.01

Other Data:
Cash Flow From (Used In):
Operating activities	$252,187	$137,446	$122,966	$116,044	$38,758
Investing activities	$(58,404)	$25,446	$105,951	$(166,085)	$(786,103)
Financing activities	$(211,885)	$(153,817)	$(250,623)	$(143,334)	$698,540
Number of hotels owned at end of period (including assets held for sale)	191	89	89	88	76
Average Daily Rate (ADR) (b)	$122	$115	$111	$107	$102
Occupancy	76%	74%	72%	70%	65%
Revenue Per Available Room (RevPAR) (c)	$93	$85	$80	$74	$66
Total rooms sold (d)	6,021,836	3,087,323	2,985,543	2,733,381	1,421,276
Total rooms available (e)	7,880,592	4,153,534	4,140,462	3,924,417	2,179,566

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

Index

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc., (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the successful execution of the Company’s recent mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.; the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with Item 1A, Risk Factors, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.   Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering in December 2010.  As of December 31, 2014, the Company owned 191 hotels (of which 99 continuing hotels were acquired in the mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), effective March 1, 2014 (the “A7 and A8 mergers”), one hotel was acquired in October 2014 and two newly constructed hotels opened during December 2014).  Accordingly, the results of operations include only results from the date of ownership of the properties.

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed the A7 and A8 mergers.  Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively.  Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities.  Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub were the surviving corporations.  Immediately following the effective time of the A7 and A8 mergers, the name of Seven Acquisition Sub was changed to Apple REIT Seven, Inc. and the name of Eight Acquisition Sub was changed to Apple REIT Eight, Inc.  In addition, effective with the mergers, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc.

Index

As a result of the mergers, each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) was converted into one common share of the Company or a total of approximately 90.6 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Seven was converted into a number of common shares of the Company equal to 24.17104 multiplied by one for a total of approximately 5.8 million common shares.  Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) was converted into 0.85 common shares of the Company for a total of approximately 78.3 million common shares, and each issued and outstanding Series B convertible preferred share of Apple Eight was converted into a number of common shares of the Company equal to 24.17104 multiplied by 0.85 for a total of approximately 4.9 million common shares.

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

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or approximately 11.6 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $10.10 per common share.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $6.4 million in total merger costs (including approximately $0.8 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers discussed herein), of which approximately $3.3 million and $3.1 million was incurred during the years ended December 31, 2014 and 2013.

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  This assumed mortgage debt had maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%.  The Company also assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and $100 million term loan).  At the closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and Company’s outstanding balances on their respective credit facilities and to pay closing costs.

See Note 2 titled Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the A7 and A8 mergers.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company continue to see improvement in both revenues and operating income (excluding costs associated with the A7 and A8 mergers and the impairment loss recorded during 2014) as compared to the prior year.  Although the economy in the United States has slowly continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal

Index

policies.  The Company, both on a comparable and pro forma basis (following the A7 and A8 mergers and the disposition of 18 properties in February 2015 as discussed herein), and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties.  During the third quarter of 2014, the Company identified 22 properties for potential sale and due to the change in the planned holding period recorded an impairment loss of approximately $11.0 million in 2014 related to three of the properties, which are not included in the 19 properties discussed below.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  During October 2014, the Company began the process of marketing these assets.  In December 2014, the Company entered into a purchase and sale agreement for 19 of the properties for $213 million.  In February 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million, resulting in a gain, which will be recorded in the first quarter of 2015.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (with a purchase price of $6.6 million) from the transaction.  The Company plans to use the proceeds from the sale to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties, and fund hotel renovations.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for these properties are included in income from continuing operations for the three years ended December 31, 2014.

The following is a summary of the results from operations of the 191 hotels owned as of December 31, 2014 for their respective periods of ownership by the Company.  As a result of the A7 and A8 mergers effective March 1, 2014, the results of operations for the year ended December 31, 2014 include 10 months of results for Apple Seven and Apple Eight.

	Years Ended December 31,
(in thousands, except statistical data)	2014	Percent of Revenue	2013	Percent of Revenue

Total revenue	$803,896	100%	$387,991	100%
Hotel operating expense	455,895	57%	220,214	57%
Property taxes, insurance and other expense	40,046	5%	20,556	5%
Ground lease expense	8,341	1%	302	0%
General and administrative expense	20,914	3%	6,169	2%

Transaction costs	5,142		3,179
Loss on impairment of depreciable real estate assets	10,988		-
Depreciation expense	113,112		54,827
Interest and other expense, net	23,523		8,446
Income tax expense	1,969		1,422

Number of hotels	191		89
ADR	$122		$115
Occupancy	76%		74%
RevPAR	$93		$85
Comparable Operating Statistics

The following table reflects certain operating statistics for the Company’s 89 comparable hotels owned as of December 31, 2014. Comparable hotels are hotels the Company owned for the entire reporting periods being presented.

Index

	Years Ended December 31,
	2014	2013	Percent Change

ADR	$121	$115	5%
Occupancy	76%	74%	3%
RevPAR	$91	$85	7%

Pro forma Operating Statistics

The following table reflects certain operating statistics for the Company’s 191 hotels owned as of December 31, 2014 on a pro forma basis.  These pro forma statistics assume the A7 and A8 mergers were completed as of January 1, 2013 and the hotels were owned for the entire reporting periods being presented.

	Years Ended December 31,
	2014	2013	Percent Change

ADR	$122	$116	5%
Occupancy	76%	74%	3%
RevPAR	$92	$86	7%

Hotels Owned

Effective March 1, 2014, the Company completed the A7 and A8 mergers, which added 99 continuing hotels (consisting of 48 hotels from Apple Seven and 51 hotels from Apple Eight) to the Company’s real estate portfolio.  The Apple Seven and Apple Eight properties are located in 27 states, with an aggregate of 6,209 and 5,912 rooms, respectively.

In October 2014, the Company acquired, through a foreclosure sale, a Hampton Inn and Suites containing 88 rooms located in Burleson, Texas.  The foreclosure was a result of the borrower defaulting on a mortgage note collateralized by the hotel.  The mortgage note was purchased by the Company during 2010 at a discount to the outstanding principal, resulting in a gain on the foreclosure transaction.

In December 2014, the Company completed the construction of adjoining Courtyard and Residence Inn hotels located in downtown Richmond, Virginia, and the hotels opened for business.  The Courtyard and Residence Inn contain 135 and 75 guest rooms, respectively, and are managed by White Lodging.

As of December 31, 2014, the Company owned 191 hotels with an aggregate of 23,790 rooms located in 33 states, including 19 hotels with an aggregate of 1,873 rooms classified as held for sale, 18 of which were sold in February 2015.  The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	35	4,526
Hampton Inn	33	3,818
Hilton Garden Inn	31	4,118
Residence Inn	26	2,939
Homewood Suites	24	2,645
SpringHill Suites	14	1,872
TownePlace Suites	11	1,105
Fairfield Inn	8	944
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	204
Total	191	23,790

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,206
Alaska	1	169
Arizona	7	926
Arkansas	5	507
California	19	2,527
Colorado	3	326
Florida	15	1,833
Georgia	6	574
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Kentucky	1	130
Louisiana	6	771
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	3	264
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	2	368
North Carolina	13	1,436
Ohio	2	218
Oklahoma	2	302
Pennsylvania	3	391
South Carolina	3	325
Tennessee	7	796
Texas	30	3,665
Utah	2	257
Virginia	14	2,190
Washington	4	609
Total	191	23,790

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 191 hotels the Company owned as of December 31, 2014.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Huntsville*	AL	TownePlace Suites	LBA	3/1/2014	86
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Troy*	AL	Courtyard	LBA	6/18/2009	90
Troy*	AL	Hampton Inn	LBA	3/1/2014	82
Rogers*	AR	Fairfield Inn & Suites	Raymond	3/1/2014	99
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	White Lodging	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	White Lodging	11/2/2010	110
Phoenix	AZ	Courtyard	White Lodging	11/2/2010	164
Phoenix	AZ	Residence Inn	White Lodging	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo	CA	Courtyard	Inn Ventures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	154
San Bernardino	CA	Residence Inn	Inn Ventures	2/16/2011	95
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	Inn Ventures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	Inn Ventures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Pueblo*	CO	Hampton Inn & Suites	Dimension	10/31/2008	81
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	Dimension	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	159
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus**	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Port Wentworth*	GA	Hampton Inn	Newport	3/1/2014	106
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	Inn Ventures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Bowling Green*	KY	Hampton Inn	Newport	3/1/2014	130
Alexandria*	LA	Courtyard	LBA	9/15/2010	96
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
West Monroe*	LA	Hilton Garden Inn	Pillar	7/30/2010	134
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Tupelo	MS	Hampton Inn	LBA	3/1/2014	96
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Concord*	NC	Hampton Inn	Newport	3/1/2014	101
Dunn*	NC	Hampton Inn	McKibbon	3/1/2014	120
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Jacksonville*	NC	TownePlace Suites	LBA	2/16/2010	86
Matthews*	NC	Hampton Inn	Newport	3/1/2014	91
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	164
New York	NY	Renaissance	Marriott	3/1/2014	204
Cincinnati*	OH	Homewood Suites	White Lodging	3/1/2014	76
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Tulsa*	OK	Hampton Inn & Suites	Western	3/1/2014	102
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson*	TN	Courtyard	Vista Host	12/16/2008	94
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Brownsville*	TX	Courtyard	Western	3/1/2014	90
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
San Antonio*	TX	TownePlace Suites	Western	3/1/2014	123
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	Inn Ventures	3/1/2014	150
Seattle	WA	Residence Inn	Inn Ventures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	Inn Ventures	3/1/2014	119
Total					23,790

* Hotel is classifed as held for sale as of December 31, 2014 and was subsequently sold in February 2015.
**   Hotel is classified as held for sale as of December 31, 2014.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude this hotel from the sales transaction completed in February 2015.

Index

Management and Franchise Agreements

Each of the Company’s 191 hotels owned as of December 31, 2014 is operated and managed under separate management agreements, which include affiliates of one of the following companies: Crestline Hotels & Resorts, Inc. (“Crestline”), Dimension Development Two, LLC (“Dimension”), Gateway Hospitality Group, Inc. (“Gateway”), Hilton Management, LLC (“Hilton”), Inn Ventures, Inc. (“Inn Ventures”), LBAM-Investor Group, L.L.C. (“LBA”), Marriott International, Inc. (“Marriott”), MHH Management, LLC (“McKibbon”), Newport Hospitality Group, Inc. (“Newport”), Pillar Hotels and Resorts, L.P. (“Pillar”), Raymond Management Company, Inc. (“Raymond”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), True North Hotel Group, Inc. (“True North”), Vista Host, Inc. (“Vista Host”), Texas Western Management Partners, L.P. (“Western”) or White Lodging Services Corporation (“White Lodging”).  The agreements generally provide for initial terms of one to 30 years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $27.4 million, $13.2 million and $12.3 million in management fees.

Crestline, Dimension, Gateway, Inn Ventures, LBA, McKibbon, Newport, Pillar, Raymond, Stonebridge, True North, Vista Host, Western and White Lodging are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The Hilton franchise agreements generally provide for initial terms of 10 to 21 years and generally provide for renewals subject to franchise requirements at the time of renewal.  Fees associated with these agreements generally include the payment of royalty fees and program fees based on room revenues.  The Marriott franchise agreements generally provide for initial terms of six to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  Fees associated with these agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $33.5 million, $16.0 million and $14.5 million in franchise royalty fees.

Results of Operations for Years 2014 and 2013

As of December 31, 2014, the Company owned 191 hotels (of which 99 were acquired with the A7 and A8 mergers, effective March 1, 2014) with 23,790 rooms as compared to 89 hotels with a total of 11,371 rooms as of December 31, 2013.  As a result, the comparability of results in 2014 and 2013 as discussed below is significantly affected by the A7 and A8 mergers.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income (excluding costs associated with the A7 and A8 mergers and the impairment loss recorded during 2014) improved during 2014 as compared to 2013 on both a comparable and pro forma basis.  The Company expects continued improvement in revenue and operating income in 2015 as compared to 2014, both on a comparable and pro forma basis (following the A7 and A8 mergers and the disposition of 18 properties in February 2015 as discussed herein).  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the years ended December 31, 2014 and 2013, the Company had hotel revenue of $803.9 million and $388.0 million, respectively.  This revenue primarily reflects hotel operations for the 191 hotels owned as of December 31, 2014 for their respective periods of ownership by the Company.  For the years ended December 31, 2014 and 2013, respectively, the hotels achieved combined average occupancy of 76% and 74%, ADR of $122 and $115 and RevPAR of $93 and $85.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the year ended 2014, the Company experienced an increase in demand, with average occupancy for its hotels increasing 3% on both a comparable basis and a pro forma basis as compared to 2013.  In addition, also signifying

Index

a progressing economy, during 2014 the Company experienced an increase in ADR of 5% on both a comparable basis and a pro forma basis for its hotels as compared to 2013.  Although certain markets continue to be negatively impacted by reduced government spending and increased supply growth, with overall continued demand and room rate improvement, the Company, on both a comparable and pro forma basis (following the A7 and A8 mergers and the disposition of 18 properties in February 2015 as discussed herein), and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014.

Expenses

Hotel operating expense primarily relates to the 191 hotels owned as of December 31, 2014 for their respective periods owned and consists of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the years ended December 31, 2014 and 2013, respectively, hotel operating expenses totaled $455.9 million and $220.2 million, or 57% of total revenue for each respective period.  Overall hotel operational expenses for 2014 reflect the impact of the A7 and A8 mergers, increases in revenues and occupancy at most of the Company’s hotels, an increase in utility and maintenance costs related to harsh weather conditions experienced in many of the Company’s markets during the first quarter of 2014, and the Company’s efforts to control costs.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature.  The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  The Company has experienced an increase in labor benefit costs compared to the prior year, which are likely to continue to grow at increased rates due to government regulations surrounding healthcare and other benefits.  Other government-related wage and benefit initiatives, such as the “living wage” increase, also could impact operating expenses in certain markets moving forward.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the years ended December 31, 2014 and 2013, totaled $40.0 million and $20.6 million, respectively, or 5% of total revenue for each respective period.  For comparable hotels, real estate taxes during the year ended December 31, 2014 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities from the improved economy, partially offset by a decrease in 2014 due to successful appeals of tax assessments at certain locations.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments into 2015.  The Company will continue to appeal tax assessments in certain jurisdictions to minimize the tax increases as warranted.

Ground lease expense for the years ended December 31, 2014 and 2013 was $8.3 million and $0.3 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for ten of its hotel properties, nine of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and administrative expense for the years ended December 31, 2014 and 2013 was $20.9 million and $6.2 million, respectively, or 3% and 2% of total revenue for each respective period.  The principal components of general and administrative expense are advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, and effective March 1, 2014, payroll and related benefit costs, as well as legal fees, accounting fees and reporting expenses.  As discussed herein under Related Parties, effective March 1, 2014, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, are now employed by the Company, rather than the Company’s former external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc., through a subcontract with Apple Ten Advisors, Inc., the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple REIT Ten, Inc., both of which are reductions to general and administrative expenses.  Also included in general and administrative expense are legal costs incurred by the Company related to the legal matters discussed herein and costs related to the previously disclosed non-public investigation by the SEC that was settled in February 2014, totaling approximately $0.7 million and $0.8 million, respectively for the years ended December 31, 2014 and 2013.  Also, during the year ended December 31, 2014 and 2013, the Company received approximately $0.6 million and $2.1 million in reimbursements from its directors’ and officers’ liability insurance related to claims for costs incurred pertaining to these matters, which are a reduction to general and administrative expense.  See further discussion in Note 14 titled Legal Proceedings and Related Matters in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  As discussed herein under Related Parties, the Company has shared, as

Index

applicable, legal counsel with the other Apple REIT Entities.  Total costs for these legal matters for all of the Apple REIT Entities were approximately $0.8 million and $2.9 million, respectively, during the years ended December 31, 2014 and 2013.

Transaction costs for the years ended December 31, 2014 and 2013 totaled $5.1 million and $3.2 million, respectively, and were primarily related to the A7 and A8 mergers discussed herein.  In connection with these activities, the Company has incurred approximately $6.4 million in total merger costs (including approximately $0.8 million to defend the ongoing purported class action related to the A7 and A8 mergers discussed herein), of which approximately $3.3 million and $3.1 million was incurred during the year ended December 31, 2014 and 2013.  The remaining transaction costs incurred during 2014 primarily relate to the Board of Directors’ ongoing review and evaluation of other strategic alternatives, as previously disclosed by the Company, as well as pre-opening expenses related to the opening of two hotels in December 2014.

Loss on impairment of depreciable real estate assets was approximately $11.0 million for the year ended December 31, 2014, and relates to three properties.  During the third quarter of 2014, the Company identified 22 properties for potential sale.  These properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  During October 2014, the Company began the process of marketing these assets, resulting in the sale of 18 of these properties in February 2015.  Due to the change in the anticipated hold period of the assets, the undiscounted cash flows generated by three of these properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss in 2014 to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, management’s estimates of discount rates, estimates of market capitalization rates and other market considerations.  The assumptions used in estimating the undiscounted cash flows and the fair values of the properties, as applicable, are subject to change based on future operating performance and market conditions.

Depreciation expense for the years ended December 31, 2014 and 2013 was $113.1 million and $54.8 million, respectively.  Depreciation expense primarily represents expense of the Company’s 191 hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned primarily as a result of the A7 and A8 mergers and renovations completed throughout 2014 and 2013.

Interest and other expense, net for the years ended December 31, 2014 and 2013 was $23.5 million and $8.4 million, respectively, and is net of approximately $1.9 million and $0.7 million of interest capitalized associated with renovation and construction projects.  The interest expense increase primarily arose from (a) debt assumed effective March 1, 2014 with the A7 and A8 mergers, including $385.1 million in mortgage debt, prior to any fair value adjustments; and (b) borrowings on the Company’s new $345 million credit facility beginning March 3, 2014, which were primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective extinguished credit facilities and to pay closing costs.  This was partially offset by a $0.7 million gain recognized on a foreclosure transaction that occurred in the fourth quarter of 2014.

Results of Operations for Years 2013 and 2012

As of December 31, 2013, the Company owned 89 hotels with 11,371 rooms (including one newly constructed hotel acquired on May 31, 2012, the same day the hotel opened for business).  No other hotels were acquired or opened in 2013 or 2012.

Revenues

For the years ended December 31, 2013 and 2012, the Company had hotel revenue of $388.0 million and $365.6 million, respectively.  This revenue reflects hotel operations for the 89 hotels owned as of December 31, 2013 for their respective periods of ownership by the Company.  For the years ended December 31, 2013 and 2012, the hotels achieved combined average occupancy of 74% and 72%, ADR of $115 and $111 and RevPAR of $85 and $80.  During the year ended 2013, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its hotels of 3% during 2013 as compared to 2012.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 4% for its hotels during 2013 as compared to 2012.

Index

Expenses

Hotel operating expense relates to the 89 hotels owned as of December 31, 2013 for their respective periods owned.  For the years ended December 31, 2013 and 2012, respectively, hotel operating expenses totaled $220.2 million and $206.6 million, or 57% of total revenue for each respective period.  Overall hotel operational expenses for 2013 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  The Company also experienced an increase in labor benefit costs compared to 2012, which has continued to grow at increased rates due to new government regulations surrounding health care.   In addition, operating expenses were impacted by several hotel renovations with approximately 21,000 room nights out of service during 2013 and 22,000 during 2012 due to such renovations.

Property taxes, insurance, and other expense for the years ended December 31, 2013 and 2012 totaled $20.6 million and $19.6 million, respectively, or 5% of total revenue for each respective period.  For comparable hotels, real estate taxes during the year ended December 31, 2013 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities from the improved economy, partially offset by a decrease in 2013 due to successful appeals of tax assessments at certain locations.

Ground lease expense for the years ended December 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for three of its hotel properties owned during these periods, of which two of these leases were terminated in June 2013 when the Company exercised its land purchase options under the respective leases.

General and administrative expense for the years ended December 31, 2013 and 2012 was $6.2 million and $8.6 million, respectively, or 2% of total revenue for each respective period.   During the years ended December 31, 2013 and 2012, the Company incurred approximately $0.8 million and $1.7 million, respectively, in legal costs related to the legal matters discussed herein.  Also, during 2013, the Company received approximately $2.1 million in reimbursements from its directors’ and officers’ liability insurance related to claims pertaining to these matters, which is included in general and administrative expense in 2013.  Total costs for these legal matters for all of the Apple REIT Entities were approximately $2.9 million and $7.3 million during the years ended December 31, 2013 and 2012.

Transaction costs for the years ended December 31, 2013 and 2012 totaled $3.2 million and $1.1 million, respectively.  Costs incurred during the year ended December 31, 2013 were primarily related to the A7 and A8 mergers discussed herein.  During the year ended December 31, 2012 the Company incurred $0.6 million of costs associated with the Company’s evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple Seven and Apple Eight (the “other Apple REITs”).  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.  Additionally, the Company incurred approximately $0.5 million of transaction costs relating to the acquisition of one hotel during 2012.

Depreciation expense for the years ended December 31, 2013 and 2012 was $54.8 million and $52.7 million, respectively.  Depreciation expense primarily represents expense of the Company’s 89 hotel buildings and related improvements owned at December 31, 2013, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned and renovations completed throughout 2013 and 2012.

Interest and other expense, net for the years ended December 31, 2013 and 2012 was $8.4 million and $6.7 million, respectively, and for both periods is net of approximately $0.7 million of interest capitalized associated with renovation and construction projects.  Interest expense primarily arose from debt assumed with the acquisition of 14 of the Company’s hotels, the origination of three mortgage loans during the third quarter of 2012 and borrowings on the Company’s $50 million revolving line of credit beginning in January 2013.

Investment Income and Discontinued Operations

In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Fort Worth, Texas area (the “110 parcels”) for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation under a long term lease for the production of natural gas.  In conjunction with the sale, the Company received

Index

approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”), which was repaid in full by the purchaser on November 1, 2013.  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction was accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note was deferred until total cash payments made by the purchaser, including principal and interest on the note due to the Company and the cash payment received by the Company at closing, exceeded the Company’s cost basis of the 110 parcels sold.  As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million, which was included in income from discontinued operations as noted below, and deferred interest earned totaling $9.0 million as investment income in the fourth quarter of 2013.

The 110 parcels was a separate reportable segment and the results of operations and gain on sale for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.  Total income from discontinued operations for the years ended December 31, 2013 and 2012 totaled $33.3 million and $6.8 million, respectively.  The Company used the proceeds from the repayment of the note to reduce the outstanding balance under its credit facility and fund general corporate purposes, including working capital, renovations and hotel development.

Non-GAAP Financial Measures

The Company considers the following non-GAAP financial measures useful to investors as key supplemental measures of its operating performance: Funds from Operations (“FFO”), Modified FFO (“MFFO”), Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA (“Adjusted EBITDA”).  These non-GAAP financial measures should be considered along with, but not as alternatives to, net income, cash flow from operations or any other operating GAAP measure.  FFO, MFFO, EBITDA and Adjusted EBITDA are not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.  Although FFO, MFFO, EBITDA and Adjusted EBITDA, as calculated by the Company, may not be comparable to FFO, MFFO, EBITDA and Adjusted EBITDA as reported by other companies that do not define such terms exactly as the Company defines such terms, the Company believes these supplemental measures are useful to investors when comparing the Company’s results between periods and with other REITs.

FFO and MFFO

The Company calculates and presents FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains or losses from sales of real estate, extraordinary items as defined by GAAP, the cumulative effect of changes in accounting principles, plus real estate related depreciation, amortization and impairments, and adjustments for unconsolidated partnerships and joint ventures.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations.  The Company further believes that by excluding the effects of these items, FFO is useful to investors in comparing its operating performance between periods and between REITs that report FFO using the NAREIT definition, even though FFO does not represent an amount that accrues directly to common shareholders.

The Company further adjusts FFO for certain additional items that are not in NAREIT’s definition of FFO, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense and transaction costs as these do not represent ongoing operations, (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels, (iii) the exclusion of non-cash straight-line rental income as this more accurately reflects the performance of the related investment, and (iv) an adjustment for interest earned on a note receivable to the extent that the amount earned during the period differs from the amount recognized in net income, as it represents an economic return on invested capital.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands).

Index

	Years ended December 31,
	2014	2013	2012
Net income	$6,833	$115,222	$75,476
Depreciation of real estate owned	112,346	54,827	52,748
Loss on impairment of depreciable real estate assets	10,988	-	-
Gain on sale of real estate	-	(33,306)	-
Amortization of favorable and unfavorable leases, net	1,056	(44)	(44)
Funds from operations	131,223	136,699	128,180
Series B convertible preferred share expense	117,133	-	-
Transaction costs	5,142	3,179	1,101
Non-cash straight-line ground lease expense	2,883	-	-
Non-cash straight-line rental revenue	-	-	(1,975)
Interest earned on note receivable	-	(4,270)	4,270
Modified funds from operations	$256,381	$135,608	$131,576

EBITDA and Adjusted EBITDA

EBITDA is a commonly used measure of performance in many industries and is defined as net income excluding interest, income taxes and depreciation and amortization.  The Company believes EBITDA is useful to investors because it helps the Company and its investors evaluate the ongoing operating performance of the Company by removing the impact of its capital structure (primarily interest expense) and its asset base (primarily depreciation and amortization).  In addition, certain covenants included in the Company’s indebtedness use EBITDA, as defined in the specific credit agreement, as a measure of financial compliance.

The Company considers the exclusion or inclusion of certain additional items from/in EBITDA useful, including (i) the exclusion of the non-cash Series B convertible preferred share conversion expense, transaction costs, gain on sale of real estate, and the loss on impairment of depreciable real estate assets as these do not represent ongoing operations, (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels, (iii) the exclusion of non-cash straight-line rental income as this more accurately reflects the performance of the related investment, and (iv) an adjustment for interest earned on a note receivable to the extent that the amount earned during the period differs from the amount recognized in net income, as it represents an economic return on invested capital.

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Years ended December 31,
	2014	2013	2012
Net income	$6,833	$115,222	$75,476
Depreciation	113,112	54,827	52,748
Amortization of favorable and unfavorable leases, net	1,056	(44)	(44)
Interest and other expense, net	23,523	8,446	6,745
Income tax expense	1,969	1,422	1,166
EBITDA	146,493	179,873	136,091
Series B convertible preferred share expense	117,133	-	-
Transaction costs	5,142	3,179	1,101
Gain on sale of real estate	-	(33,306)	-
Loss on impairment of depreciable real estate assets	10,988	-	-
Non-cash straight-line ground lease expense	2,883	-	-
Non-cash straight-line rental revenue	-	-	(1,975)
Interest earned on note receivable	-	(4,270)	4,270
Adjusted EBITDA	$282,639	$145,476	$139,487

Index

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

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective advisors, and Apple Fund Management, LLC (“AFM”) became a wholly owned subsidiary of the Company.  Prior to the A7 and A8 mergers, AFM was a wholly owned subsidiary of Apple Nine Advisors, Inc. (“A9A”), the Company’s external advisor.  As a result, the employees, including management, are now employed by the Company.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under the Apple Ten Advisors, Inc. (“A10A”) advisory agreement and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.  AFM also continues to provide support services to Apple Suites Realty Group, Inc. (“ASRG”) and A10A, which have agreed to reimburse the Company for its costs in providing these services.

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisor, A9A, provided the Company with its day-to-day management.  ASRG provided the Company with property acquisition and disposition services.  The Company paid fees and reimbursed certain costs to A9A and ASRG for these services.  A9A provided the management services to the Company through AFM, a wholly owned subsidiary of A9A prior to the A7 and A8 mergers.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.

Prior to the A7 and A8 mergers, Glade M. Knight, Executive Chairman of the Company and formerly Chairman and Chief Executive Officer of the Company, was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple Ten.  The former advisors of Apple Seven, Apple Eight and the Company, and the advisor of Apple Ten, are wholly owned by Mr. Knight.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight.  Prior to January 1, 2015, one member of the Company’s Board of Directors was also on the Board of Directors of Apple Ten.  Effective January 1, 2015, Justin G. Knight, the Company’s President and Chief Executive Officer, and Apple Ten’s President, was appointed to the Company’s Board of Directors.

See Note 8 titled Related Parties in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Shareholders’ Equity

Prior to the A7 and A8 mergers:

•
Approximately 182.8 million units (consisting of one common share and one Series A preferred share) were issued and outstanding.  The Series A preferred shares had no voting rights and no conversion rights, and were not separately tradable from the common shares to which they related; and

•
480,000 Series B convertible preferred shares were issued to Glade M. Knight in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000.  There were no dividends payable on the Series B convertible preferred shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and A9A and ASRG were terminated.  In

Index

accordance with the terms of the Company’s amended articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  Additionally, as a result of the conversion, and in accordance with the terms of the Company’s amended articles of incorporation, all of the Company’s Series A preferred shares were terminated and the Company now only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at $10.10 per common share.  Throughout this document, units, common shares, and shares are used interchangeably.

In connection with the A7 and A8 mergers, the Company issued approximately 180 million common shares to Apple Seven and Apple Eight shareholders.  Also, in March 2014 the Company’s amended articles of incorporation were amended and restated to, among other things, increase the number of authorized common shares from 400 million to 800 million.

During the second quarter of 2014, the Company paid a total of approximately $2.3 million to shareholders holding approximately 0.2 million as converted common shares, who exercised appraisal rights in connection with the A7 and A8 mergers and related transactions, which was recorded as a reduction to shareholders’ equity and common shares outstanding.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2014 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $114.6 million)	$819,513	$124,421	$274,010	$224,068	$197,014
Ground Leases	320,903	5,575	11,547	12,229	291,552
	$1,140,416	$129,996	$285,557	$236,297	$488,566

Capital Resources

Credit Facility

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility, which as of the termination date had an outstanding balance of $9.6 million, and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  At the closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective credit facilities and to pay approximately $3.3 million in closing costs, which are being amortized over the term of the new credit facility.  The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the funding of share repurchases and payment of distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments on the $345 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the

Index

maturity of the loan in March 2019.  The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $245 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of December 31, 2014, the credit facility had an outstanding principal balance of $191.6 million, including the $100 million term loan.  The annual variable interest rate on the $245 million revolving credit facility was approximately 1.77%, and the effective annual fixed interest rate on the $100 million term loan was approximately 3.13% as of December 31, 2014.

The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults.  It also contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and maximum dividend payout ratio.  See Note 6 titled Credit Facilities and Mortgage Debt in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a listing of the quarterly financial covenants, as defined in the credit agreement.  The Company was in compliance with the applicable covenants at December 31, 2014 and anticipates being in compliance during 2015.

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $345 million credit facility.  The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and share repurchases.  The Company plans to use the proceeds from the sale of properties to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties and fund hotel renovations.

Distributions

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during the year ended December 31, 2014 totaled approximately $233.4 million and were paid at a monthly rate of $0.0691875 per common share in January and February 2014, $0.055 per common share from March 2014 through August 2014, and $0.056667 per common share from September 2014 through December 2014.  For the same period the Company’s net cash generated from operations was approximately $252.2 million.

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

As a result of the sale of its 110 parcels of land and land improvements, the Board of Directors approved a special distribution of $0.75 per unit, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).  As a result of the sale and Special Distribution, the Company’s Board of Directors changed the annualized distribution rate from $0.88 per common share to $0.83 per common share beginning with the June 2012 distribution, and in August 2012, the Board of Directors increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share.

Share Redemption Program

In July 2009, the Company instituted a share redemption program (formerly known as the unit redemption program) to provide limited interim liquidity to its shareholders who have held their shares for at least one year, subject to certain

Index

restrictions and limitations.  On June 27, 2013, the Company announced the suspension of its share redemption program as it evaluated the A7 and A8 mergers and as mandated by the Merger Agreement, with the last redemption thereunder occurring in the second quarter of 2013.

Since inception of the program through December 31, 2014, the Company has redeemed approximately 11.7 million common shares representing $121.2 million, including zero common shares during 2014, approximately 2.0 million common shares in the amount of $20.0 million during 2013 and approximately 5.0 million common shares in the amount of $52.0 million during 2012.

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  The Board of Directors initially approved redemptions of common shares only in the event of death or eligible disability of a shareholder, but in February 2015, the Board of Directors approved limiting redemptions to death of a shareholder only.  The number of common shares that may be redeemed in any given year will also be limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed funds available for redemption, redemptions will be made on a pro rata basis.  In January 2015, the Company redeemed approximately 1.2 million common shares at a price of $9.20 per common share, or a total of approximately $10.8 million.  All eligible redemption requests were fulfilled.  The Board of Directors will continue to review the redemption program and may, from time to time, change the terms (including the redemption price) of, suspend or terminate the redemption program as it deems prudent.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional shares of the Company.  The uses of the proceeds from this plan have historically included purchasing shares under the Company’s share redemption program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  The Company has registered 20.0 million shares for potential issuance under the plan.  As a result of the Special Distribution, beginning in May 2012, the offering price per share under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the A7 and A8 mergers, and as mandated by the Merger Agreement.  As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013 at $10.25 per share. Since inception of the plan through December 31, 2014, approximately 12.3 million shares, representing $131.0 million in proceeds to the Company, were issued under the plan.  During the years ended December 31, 2013 and 2012, approximately 2.1 million shares, representing $22.0 million in proceeds to the Company and 4.8 million shares, representing $50.0 million in proceeds to the Company, were issued under the plan.  The Company is uncertain as to if and when it will reinstate its Dividend Reinvestment Plan.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of December 31, 2014, the Company held $27.5 million in reserves for capital expenditures.  During the year ended December 31, 2014, the Company invested approximately $48.3 million in capital expenditures for existing hotels and anticipates spending an additional $50 to $60 million during 2015.  Additionally, in December 2014, the Company opened adjoining Courtyard and Residence Inn hotels in downtown Richmond, Virginia, which contain 135 and 75 guest rooms, respectively, and are managed by White Lodging.  The Company’s total development costs in these hotels was approximately $34.9 million, of which approximately $26.0 million was incurred during the year ended December 31, 2014.  The Company does not currently have any other existing or planned projects for development.

Cash Management Activities

As part of the cost sharing arrangements discussed herein under Related Parties, the day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each Company to minimize its cash

Index

on hand, which, in turn, reduces the cost of each companies’ credit facilities. The process is not significant to any of the companies.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently, the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes it has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

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

Critical Accounting Policies

The following contains a discussion of what the Company believes to be its critical accounting policies.  These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements.  These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on evaluation of information and estimates available at that date.  Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature.  The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material.  The Company expenses as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting, brokerage commissions and other related costs.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events,

Index

trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  The Company’s planned initial hold period for each property is generally 39 years.  If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  The company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses, and no impairment losses have been recorded to date, other than the loss on impairment of three properties totaling $11.0 million recorded in 2014 as discussed above.  The assumptions used in estimating the undiscounted cash flows and the fair values of the properties, as applicable, are subjective, and could change based on future operating performance and market conditions, which could result in future impairment charges for the properties.

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

 Subsequent Events

In January and February 2015, the Company declared and paid approximately $21.2 and $21.1 million, respectively, or $0.056667 per outstanding common share for each month, in distributions to its common shareholders.

In January 2015, under the Company’s limited share redemption program, the Company redeemed approximately 1.2 million common shares in the amount of $10.8 million.  Redemptions were limited to death or eligible disability of a shareholder and were made at a price of $9.20 per common share.  All eligible redemption requests were fulfilled.  In February 2015, the Board of Directors approved limiting redemptions only to death of a shareholder.

On February 26, 2015, the Company completed the sale of 18 of its 19 hotels under contract with an aggregate of 1,787 rooms at a total sale price of $206.4 million.  The sale resulted in a gain, which will be recorded in the first quarter of 2015.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (with a purchase price of $6.6 million) from the transaction.  The Company plans to use the proceeds from the sale to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties and fund hotel renovations.  See Note 4 titled Assets Held for Sale in Part II, Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information.

Index

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $245 million revolving credit facility, which as of December 31, 2014 had an annual variable interest rate of approximately 1.77%.  Based on the outstanding balance of the Company’s $245 million revolving credit facility at December 31, 2014 of $91.6 million, every 100 basis points change in interest rates can potentially impact the Company’s annual net income by approximately $0.9 million, with all other factors remaining the same.  The Company’s cash balance at December 31, 2014 was $0.  With the exception of four interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

On March 1, 2014, the Company assumed three interest rate swap agreements with a commercial bank, with an aggregate notional amount of $45.7 million that effectively fixes the interest rate on two separate variable-rate mortgage loans assumed with the A7 and A8 mergers through maturity.  The fair value of the interest rate swap agreements assumed was approximately $0.5 million (liability).  Under the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  As of December 31, 2014, the fair value of these swaps totaled approximately $0.3 million (liability).  The interest rate swaps assumed are not designated by the Company as hedges for accounting purposes, and therefore the changes in the fair value for these swaps are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For the year ended December 31, 2014, the change in fair value resulted in a decrease of $0.3 million to interest and other expense, net.

Additionally, in March 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as the $100 million term loan that effectively fixes the interest rate through maturity.  Under the terms of the swap agreement, the Company pays a fixed interest rate and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap has been designated by the Company as an effective cash flow hedge for accounting purposes, and therefore the effective portion of the changes in the fair value for this swap are recorded in accumulated other comprehensive income (loss), a component of shareholder’s equity in the Company’s consolidated balance sheets.  As of December 31, 2014, the fair value of this swap totaled approximately $0.5 million (liability).  For the year ended December 31, 2014, the change in fair value resulted in an unrealized loss of approximately $0.5 million in other comprehensive income (loss).  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedge.  Hedge ineffectiveness is reported as a component of interest and other expense, net in the Company’s consolidated statements of operations.  There was no ineffectiveness recorded on the designated hedge during the year ended December 31, 2014.

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at December 31, 2014.  All dollar amounts are in thousands.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$93,888	$135,658	$99,394	$97,106	$105,770	$173,060	$704,876	$718,853
Average interest rates	4.4%	4.1%	3.7%	3.8%	4.3%	4.6%

Variable rate debt:
Maturities	$7,177	$780	$36,945	$91,600	$100,000	$-	$236,502	$237,685
Average interest rates (1)	2.8%	2.8%	2.6%	2.7%	3.1%	0.0%

Fixed rate debt:
Maturities	$86,711	$134,878	$62,449	$5,506	$5,770	$173,060	$468,374	$481,168
Average interest rates	5.3%	5.2%	4.8%	4.6%	4.6%	4.6%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Index

Item 8.             Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 6, 2015
To the Shareholders
Apple Hospitality REIT, Inc.

Management of Apple Hospitality REIT, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ JUSTIN G. KNIGHT	/s/ BRYAN PEERY
Justin G. Knight	Bryan Peery
President and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apple Hospitality REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Hospitality REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Apple Hospitality REIT, Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2015

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality REIT, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014 due to the adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 6, 2015

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2014	2013

Assets
Investment in real estate, net of accumulated depreciation of $296,559 and $200,754, respectively	$3,492,821	$1,443,498
Assets held for sale	195,588	0
Cash and cash equivalents	0	18,102
Restricted cash-furniture, fixtures and other escrows	32,526	9,416
Due from third party managers, net	22,879	10,421
Other assets, net	35,935	9,844
Total Assets	$3,779,749	$1,491,281

Liabilities
Credit facility	$191,600	$0
Mortgage debt	517,970	162,551
Accounts payable and other liabilities	55,555	16,919
Total Liabilities	765,125	179,470

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 400,000,000 shares; terminated effective March 1, 2014; issued and outstanding 0 and 182,784,131 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 480,000 shares; terminated effective March 1, 2014 upon conversion into common shares; issued and outstanding 0 and 480,000 shares, respectively	0	48
Common stock, no par value, authorized 800,000,000 and 400,000,000 shares; issued and outstanding 373,820,814 and 182,784,131 shares, respectively	3,737,328	1,807,377
Accumulated other comprehensive income (loss)	(511)	0
Distributions greater than net income	(722,193)	(495,614)
Total Shareholders' Equity	3,014,624	1,311,811

Total Liabilities and Shareholders' Equity	$3,779,749	$1,491,281

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Room	$735,882	$353,338	$331,610
Other	68,014	34,653	33,976
Total revenue	803,896	387,991	365,586

Expenses:
Operating	206,829	100,113	94,103
Hotel administrative	59,917	28,572	27,048
Sales and marketing	64,555	32,855	31,263
Utilities	30,816	14,641	14,034
Repair and maintenance	32,938	14,794	13,355
Franchise fees	33,463	16,013	14,503
Management fees	27,377	13,226	12,262
Property taxes, insurance and other	40,046	20,556	19,616
Ground lease	8,341	302	368
General and administrative	20,914	6,169	8,590
Transaction costs	5,142	3,179	1,101
Series B convertible preferred share expense	117,133	0	0
Loss on impairment of depreciable real estate assets	10,988	0	0
Depreciation	113,112	54,827	52,748
Total expenses	771,571	305,247	288,991

Operating income	32,325	82,744	76,595

Investment income from note receivable	0	9,040	0
Interest and other expense, net	(23,523)	(8,446)	(6,745)

Income before income taxes	8,802	83,338	69,850

Income tax expense	(1,969)	(1,422)	(1,166)

Income from continuing operations	6,833	81,916	68,684

Income from discontinued operations, net of tax	0	33,306	6,792

Net income	$6,833	$115,222	$75,476

Unrealized loss on interest rate derivative	(511)	0	0

Comprehensive income	$6,322	$115,222	$75,476

Basic and diluted net income per common share
From continuing operations	$0.02	$0.45	$0.37
From discontinued operations	0.00	0.18	0.04
Total basic and diluted net income per common share	$0.02	$0.63	$0.41

Weighted average common shares outstanding - basic and diluted	342,977	182,616	182,222

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Series B Convertible		Accumulated
	Common Stock		Preferred Stock		Other	Distributions
	Number of Shares	Amount	Number of Shares	Amount	Comprehensive Income (loss)	Greater Than Net Income	Total

Balance at December 31, 2011	182,884	$1,807,175	480	$48	$0	$(243,633)	$1,563,590
Issuance of common shares	4,760	50,147	0	0	0	0	50,147
Common shares redeemed	(5,025)	(51,987)	0	0	0	0	(51,987)
Net income	0	0	0	0	0	75,476	75,476
Special distribution paid to shareholders ($0.75 per share)	0	0	0	0	0	(136,113)	(136,113)
Cash monthly distributions declared and paid to shareholders ($0.85 per share)	0	0	0	0	0	(154,980)	(154,980)
Balance at December 31, 2012	182,619	1,805,335	480	48	0	(459,250)	1,346,133
Issuance of common shares	2,143	22,034	0	0	0	0	22,034
Common shares redeemed	(1,978)	(19,992)	0	0	0	0	(19,992)
Net income	0	0	0	0	0	115,222	115,222
Cash monthly distributions declared and paid to shareholders ($0.83 per share)	0	0	0	0	0	(151,586)	(151,586)
Balance at December 31, 2013	182,784	1,807,377	480	48	0	(495,614)	1,311,811
Issuance of common shares	179,665	1,815,119	0	0	0	0	1,815,119
Conversion of Series B convertible preferred shares into common shares	11,602	117,181	(480)	(48)	0	0	117,133
Common shares repurchased	(230)	(2,349)	0	0	0	0	(2,349)
Unrealized loss on interest rate derivative	0	0	0	0	(511)	0	(511)
Net income	0	0	0	0	0	6,833	6,833
Cash monthly distributions declared and paid to shareholders ($0.70 per share)	0	0	0	0	0	(233,412)	(233,412)
Balance at December 31, 2014	373,821	$3,737,328	0	$0	$(511)	$(722,193)	$3,014,624

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$6,833	$115,222	$75,476
Adjustments to reconcile net income to cash provided by operating activities:
Series B convertible preferred share expense	117,133	0	0
Depreciation	113,112	54,827	52,748
Loss on impairment of depreciable real estate assets	10,988	0	0
Gain on sale of real estate	0	(33,306)	0
Other non-cash (income) expenses, net	1,117	314	(1,671)
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Decrease (increase) in due from third party managers, net	1,931	330	(1,146)
Decrease (increase) in other assets, net	(1,486)	369	(588)
Increase (decrease) in accounts payable and other liabilities	2,559	(310)	(1,853)
Net cash provided by operating activities	252,187	137,446	122,966

Cash flows from investing activities:
Cash paid for acquisitions, net	0	(7,225)	(18,017)
Capital improvements and development costs	(67,990)	(22,505)	(16,526)
Decrease in capital improvement reserves	3,938	68	569
Net proceeds (costs) from sale of assets	5,648	(377)	135,410
Payments received on note receivable	0	55,485	4,515
Net cash provided by (used in) investing activities	(58,404)	25,446	105,951

Cash flows from financing activities:
Net proceeds related to issuance of shares	0	21,919	50,007
Redemptions of shares	(2,349)	(19,992)	(51,987)
Monthly distributions paid to common shareholders	(233,412)	(151,586)	(154,980)
Special distribution paid to common shareholders	0	0	(136,113)
Payments on extinguished credit facilities	(129,490)	0	0
Net proceeds from existing credit facility	191,600	0	0
Proceeds from mortgage and other debt	27,000	0	77,690
Payments of mortgage and other debt	(60,331)	(3,713)	(34,512)
Financing costs	(4,903)	(445)	(728)
Net cash used in financing activities	(211,885)	(153,817)	(250,623)

Increase (decrease) in cash and cash equivalents	(18,102)	9,075	(21,706)

Cash and cash equivalents, beginning of period	18,102	9,027	30,733

Cash and cash equivalents, end of period	$0	$18,102	$9,027

Supplemental cash flow information:
Interest paid	$29,671	$9,721	$7,973
Income taxes paid	$1,860	$1,522	$1,236

Supplemental disclosure of noncash investing and financing activities:
Note receivable issued from sale of assets	$0	$0	$60,000
Merger transactions purchase price, net (see details in note 2)	$1,814,613	$0	$0
Conversion of Series B convertible preferred shares to common shares	$117,133	$0	$0

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., a Virginia corporation and formerly known as Apple REIT Nine, Inc., together with its wholly owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States.  Initial capitalization occurred on November 9, 2007 and operations began on July 31, 2008 when the Company acquired its first hotel.  The Company concluded its best-efforts offering in December 2010.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  As of December 31, 2014, the Company owned 191 hotels located in 33 states with an aggregate of 23,790 rooms, including 19 hotels with an aggregate of 1,873 rooms classified as held for sale, 18 of which were sold to a third party in February 2015.  All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation listed in the Index at Item 15(2) has not been audited.

The Company has elected to be treated as a REIT for federal income tax purposes.  The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities.  The Company has a wholly-owned taxable REIT subsidiary (or subsidiaries thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.  The fair market value of cash and cash equivalents approximates their carrying value.  Cash balances may at times exceed federal depository insurance limits.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance, and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.  The fair market value of restricted cash approximates its carrying value.

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation.  Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized.  Depreciation is computed using the straight-line method over average estimated useful lives of the assets, which are generally 39 years for buildings, 10 to 21 years for franchise fees, ten years for major improvements and three to seven years for furniture and equipment.

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on evaluation of information and estimates available at that date.  Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature.  The Company has not assigned any value to management contracts and

Index

franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material.  The Company expenses as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting, brokerage commissions and other related costs.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  The Company’s planned initial hold period for each property is generally 39 years.  If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  The company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses, and no impairment losses have been recorded to date, other than the loss on impairment of three properties totaling approximately $11.0 million recorded in 2014 as discussed in Note 3.  The assumptions used in estimating the undiscounted cash flows and the fair values of the properties, as applicable, are subjective, and could change based on future operating performance and market conditions, which could result in future impairment charges for the properties.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year.  If these criteria are met, the Company will cease recording depreciation and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group.  The Company will generally classify the impairment charge, together with the related operating results, as continuing operations on the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets.  If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs.  See Recent Accounting Standards below.  As discussed in Note 4, as of December 31, 2014, the Company had 19 hotels classified as held for sale.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which for 2014 is comprised of an unrealized loss resulting from a hedging activity.  The Company recorded no comprehensive income other than net income during 2013 and 2012.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year.  There were no potential common shares with a dilutive effect for the years

Index

ended December 31, 2014, 2013 and 2012.  As a result, basic and dilutive earnings per common share were the same.  As discussed in Note 2, as a result of becoming self-advised, the Series B convertible preferred shares converted to common shares effective March 1, 2014, resulting in approximately 11.6 million additional common shares outstanding.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code.  Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation, straight-line rent, the Series B convertible preferred share expense, transaction costs, loss on impairment of depreciable real estate assets, the gain on sale included in income from discontinued operations, and deferred interest earned on note receivable.  Total distributions in 2014 of $0.70 per share for tax purposes were 62% ordinary income and 38% return of capital.  The characterization of 2013 distributions of $0.83 per share for tax purposes was 59% ordinary income and 41% return of capital.  The characterization of 2012 distributions of $1.60 per share for tax purposes was 28% ordinary income, 16% long-term capital gain and 56% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes.  Due to historical cumulative operating losses, the taxable REIT subsidiary did not incur federal income tax for the three years ended December 31, 2014 and recorded a valuation allowance against the entire deferred asset for all periods presented.  The total net operating loss carry forward for federal income tax purposes was approximately $101 million as of December 31, 2014, approximately $23 million as of December 31, 2013 and approximately $22 million at December 31, 2012.  The net operating loss carry forward as of December 31, 2014 includes approximately $78 million of carry forwards that were assumed as part of the Company’s mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc., which may be used to offset the Company’s taxable income to a limited extent during future years.  The net operating losses expire beginning in 2025.  There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for the carrying value (basis) of the investment in properties.  The Company’s income tax expense as shown in the consolidated statements of operations primarily includes franchise and income taxes at the state jurisdiction level, which do not have any associated material deferred taxes.

As of December 31, 2014 the tax years that remain subject to examination by major tax jurisdictions generally include 2011-2014.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income, shareholders’ equity or cash flows.

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

Index

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

Note 2

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”).  Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly owned subsidiary of the Company and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly owned subsidiary of the Company, respectively.  Seven Acquisition Sub and Eight Acquisition Sub were formed solely for engaging in the A7 and A8 mergers and have not conducted any prior activities.  Upon completion of the A7 and A8 mergers, the separate corporate existence of Apple Seven and Apple Eight ceased and Seven Acquisition Sub and Eight Acquisition Sub were the surviving corporations.  Immediately following the effective time of the A7 and A8 mergers, the name of Seven Acquisition Sub was changed to Apple REIT Seven, Inc. and the name of Eight Acquisition Sub was changed to Apple REIT Eight, Inc.  In addition, effective with the mergers, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc.  Upon completion of the A7 and A8 mergers, the Company’s common shares totaling 182.8 million prior to the mergers remained outstanding and:

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

The fair value estimate of the Company’s common stock was based upon a third party valuation and other analyses as of March 1, 2014, the effective time of the mergers.  Since the Company’s common stock is not publicly traded, the fair value estimate was a Level 3 input under ASC 820, Fair Value Measurement, as it was derived from unobservable inputs.  The fair value estimate was based on a combination of the income and market approaches as outlined in ASC 820.  In the income approach, the fair value estimate was calculated from a discounted cash flow model using Apple Seven, Apple Eight and the Company’s (collectively, the “merged entities”) consolidated projected cash flows, as well as a discount rate and terminal capitalization rate based on market conditions at the effective time of the mergers and consistent with industry averages.  In the market approach, the fair value estimate was calculated by applying multiples (using industry peers at the effective time of the mergers) to both the consolidated 2013 historical and 2014 projected combined revenue and operating results of the merged entities and using multiples of operating results from comparable transactions.

Index

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and Apple Nine Advisors, Inc. and Apple Suites Realty Group, Inc. were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $10.10 per common share.

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

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $6.4 million in total merger costs (including approximately $0.8 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers discussed in Note 14), of which approximately $3.3 million and $3.1 million, respectively, was incurred during the years ended December 31, 2014 and 2013.

With the completion of the A7 and A8 mergers, the Company added 99 continuing hotels (consisting of 48 hotels from Apple Seven and 51 hotels from Apple Eight) to the Company’s real estate portfolio.  As more fully described in Note 12, in connection with the A7 and A8 mergers, the Company acquired 12 existing ground and parking lot leases, with remaining terms from the date of the A7 and A8 mergers ranging from approximately 18 to 92 years, excluding any option periods to extend the initial lease term.

As more fully described in Note 6, effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  The Company also assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million, which were then terminated on March 3, 2014 when the Company entered into a new $345 million unsecured credit facility.

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

Index

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

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through December 31, 2014 included in the Company’s consolidated statements of operations was approximately $385.6 million and approximately $77.2 million, respectively.

The following unaudited pro forma information for the years ended December 31, 2014 and 2013, is presented as if the A7 and A8 mergers, effective March 1, 2014, had occurred on January 1, 2013, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the mergers been completed on January 1, 2013, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the mergers.  Amounts are in thousands except per share data.

	(unaudited)
	Year Ended December 31,
	2014	2013
Total revenue	$864,744	$808,274

Income from continuing operations	$128,588	$136,454
Income from discontinued operations	0	33,306
Net income	$128,588	$169,760

Basic and diluted net income per common share
From continuing operations	$0.34	$0.36
From discontinued operations	0.00	0.09
Total basic and diluted net income per common share	$0.34	$0.45
Weighted average common shares outstanding - basic and diluted	373,821	373,653

For purposes of calculating these pro forma amounts, merger transaction costs and the expense related to the conversion of the Series B convertible preferred shares, each included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these are attributable to the A7 and A8 mergers and related transactions and do not have an ongoing impact to the statements of operations.  Merger transaction costs totaled approximately $3.3 million and $3.1 million for the years ended December 31, 2014 and 2013.  The expense related to the conversion of the Series B convertible preferred shares was approximately $117.1 million for the year ended December 31, 2014.

Index

Note 3

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Land	$520,406	$143,946
Building and Improvements	3,010,314	1,360,634
Furniture, Fixtures and Equipment	251,170	126,218
Franchise Fees	7,490	4,572
Construction in Progress	0	8,882
	3,789,380	1,644,252
Less Accumulated Depreciation	(296,559)	(200,754)
Investment in Real Estate, net	$3,492,821	$1,443,498

As of December 31, 2014, the Company owned 191 hotels with an aggregate of 23,790 rooms, located in 33 states, including 19 hotels with an aggregate of 1,873 rooms classified as held for sale, 18 of which were sold in February 2015.  The table below shows the number of hotels and rooms by brand:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	35	4,526
Hampton Inn	33	3,818
Hilton Garden Inn	31	4,118
Residence Inn	26	2,939
Homewood Suites	24	2,645
SpringHill Suites	14	1,872
TownePlace Suites	11	1,105
Fairfield Inn	8	944
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	204
Total	191	23,790

Effective March 1, 2014, the Company completed the A7 and A8 mergers, which added 99 continuing hotels (consisting of 48 hotels from Apple Seven and 51 hotels from Apple Eight) to the Company’s real estate portfolio.  The Apple Seven and Apple Eight properties are located in 27 states, with an aggregate of 6,209 and 5,912 rooms, respectively.  As shown in the table setting forth the purchase price allocation for the A7 and A8 mergers in Note 2, the total real estate value of the A7 and A8 mergers was estimated to be approximately $2.3 billion.

In October 2014, the Company acquired, through a foreclosure sale, a Hampton Inn and Suites containing 88 rooms located in Burleson, Texas, which was recorded to investment in real estate at its estimated fair value of approximately $7.0 million, based on third party estimates and a discounted cash flow analysis.  The foreclosure was a result of the borrower defaulting on a mortgage note collateralized by the hotel.  The mortgage note was purchased by the Company for approximately $5.4 million, representing a discount to the outstanding principal, during 2010 resulting in a gain of approximately $0.7 million net of costs to complete the foreclosure, which is included in interest and other expense, net in the Company’s consolidated statement of operations.

In December 2014, the Company opened adjoining Courtyard and Residence Inn hotels located in downtown Richmond, Virginia.  The Courtyard and Residence Inn contain 135 and 75 guest rooms, respectively, and are managed by White Lodging.  The Company acquired the land in 2012 for approximately $3 million and in 2013 entered into a construction contract and began construction of the hotels.  The Company’s total investment in these hotels at December 31, 2014 was approximately $38.0 million, including approximately $34.9 million in development costs.  Additionally, the Company incurred approximately $0.6 million of pre-opening costs for the year ended December 31, 2014, which are included in transaction costs in the consolidated statements of operations.

Index

During the third quarter of 2014, the Company identified 22 properties for potential sale.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  During October 2014, the Company began the process of marketing these assets.  In December 2014, the Company entered into a purchase and sale agreement for 19 of the properties, of which 18 of the 19 properties under contract were sold in February 2015.  As discussed in Note 4, these 19 properties have been classified as held for sale in the Company’s consolidated balance sheet at December 31, 2014.  Since the sale of the remaining three properties (including the TownePlace Suites in Texarkana, Texas; SpringHill Suites in Baton Rouge, Louisiana; and Hampton Inn in Tupelo, Mississippi) are not probable at this time, the assets and liabilities related to these properties have not been classified as held for sale in the Company’s consolidated balance sheet at December 31, 2014.

Due to the change in the planned holding period of these properties, the undiscounted cash flows generated by three of these properties was estimated to be less than their carrying values; therefore the Company recognized an impairment loss of approximately $11.0 million in 2014 (of which $8.6 million and $2.4 million was recorded in the third and fourth quarter of 2014, respectively) to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, an estimated discount rate of approximately 9%, estimated terminal capitalization rate of 7.5% and other market considerations.  These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy.  The assumptions used in estimating the undiscounted cash flows and the fair values of the properties, as applicable, are subject to change based on future operating performance and market conditions.

Note 4

Assets Held For Sale

In December 2014, the Company entered into a purchase and sale agreement for 19 properties for $213 million.  These properties were part of the 22 properties identified for potential sale during the third quarter of 2014, discussed in Note 3.  These 19 properties have been classified as held for sale at historical cost (which is less than the contract price, net of costs to sell) in the Company’s consolidated balance sheet at December 31, 2014.  In February 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million, resulting in a gain, which will be recorded in the first quarter of 2015.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (with a purchase price of $6.6 million) from the transaction.  The Company plans to use the proceeds from the sale to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties and fund hotel renovations.  The following table lists the 19 hotels classified as held for sale as of December 31, 2014:

City	State	Brand	Date Acquired	Rooms
Huntsville	AL	TownePlace Suites	3/1/2014	86
Troy	AL	Courtyard	6/18/2009	90
Troy	AL	Hampton Inn	3/1/2014	82
Rogers	AR	Fairfield Inn & Suites	3/1/2014	99
Pueblo	CO	Hampton Inn & Suites	10/31/2008	81
Columbus	GA	TownePlace Suites	3/1/2014	86	*
Port Wentworth	GA	Hampton Inn	3/1/2014	106
Bowling Green	KY	Hampton Inn	3/1/2014	130
Alexandria	LA	Courtyard	9/15/2010	96
West Monroe	LA	Hilton Garden Inn	7/30/2010	134
Concord	NC	Hampton Inn	3/1/2014	101
Dunn	NC	Hampton Inn	3/1/2014	120
Jacksonville	NC	TownePlace Suites	2/16/2010	86
Matthews	NC	Hampton Inn	3/1/2014	91
Cincinnati	OH	Homewood Suites	3/1/2014	76
Tulsa	OK	Hampton Inn & Suites	3/1/2014	102
Jackson	TN	Courtyard	12/16/2008	94
Brownsville	TX	Courtyard	3/1/2014	90
San Antonio	TX	TownePlace Suites	3/1/2014	123
Total				1,873

* As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude this hotel from the sales transaction.

Index

Assets held for sale at December 31, 2014 consisted of the following (in thousands):

Land	$19,346
Building and Improvements	176,963
Furniture, Fixtures and Equipment	15,156
Franchise Fees	664
212,129
Less Accumulated Depreciation	(16,541)
Assets Held for Sale	$195,588

The Company’s consolidated statements of operations include operating income of approximately $11.2 million, $4.2 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, relating to results of operations for the 19 hotels for the respective periods of ownership.  Thirteen of the 19 hotels were originally acquired by the Company in the A7 and A8 mergers, effective March 1, 2014 (see table above for list of properties).  As such, the historical operating results of the Company only include operations from March 1, 2014 to December 31, 2014 for these 13 hotels.

The Hampton Inn located in Concord, North Carolina was encumbered by a mortgage with an outstanding balance of approximately $4.6 million, which is included in mortgage debt in the Company’s consolidated balance sheet as of December 31, 2014.  This mortgage was extinguished prior to the sale on February 13, 2015.

Note 5

Investment Income and Discontinued Operations

 In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Fort Worth, Texas area (“110 parcels”) and the assignment of the lease with a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to Chesapeake under a long term lease for the production of natural gas.  In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”), which as noted below was repaid in full by the purchaser during 2013.  The note was secured by a junior lien on the land and land improvements owned by the purchaser, had a stated interest rate of 10.5%, required interest only payments for the first three years of the note and had a maturity date of April 2049.  Although the purchaser was not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  In conjunction with the sale, the Company incurred a brokerage commission to Apple Suites Realty Group (“ASRG”), 100% owned by Glade M. Knight, the Company’s Executive Chairman and formerly Chairman and Chief Executive Officer of the Company, totaling approximately $4.0 million, representing 2% of the gross sales price.  Of this amount, approximately $2.8 million was paid to ASRG during the second quarter of 2012 and the remaining $1.2 million was paid during the fourth quarter of 2013 upon repayment of the $60 million note.  The $4.0 million commission was recorded as a reduction to the deferred gain on sale as described below.

In accordance with the Accounting Standards Codification on real estate sales, the sales transaction was accounted for under the cost recovery method, therefore the interest earned on the note and the gain on sale was deferred until total cash payments made by the purchaser, including principal and interest on the note due to the Company and the cash payment received by the Company at closing exceeded the Company’s cost basis of the 110 parcels sold.  On November 1, 2013, the $60 million note receivable was repaid by the purchaser in full and the purchaser was released from all liability and obligations under the note.  In exchange for the early payment and waiver by the purchaser of certain terms of the note, the Company agreed to waive approximately $0.5 million of interest for the month of October 2013.  As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million, which was included in income from discontinued operations as noted below, and deferred interest earned totaling $9.0 million as investment income in the fourth quarter of 2013.

The 110 parcels was a separate reportable segment and the results of operations and gain on sale for these properties have been classified in the consolidated statements of operations in the line item income from discontinued operations.  Total income from discontinued operations for the years ended December 31, 2013 and 2012 totaled $33.3 million and $6.8 million, respectively.  Prior to the sale, the lease was classified as an operating lease and rental income was recognized on a straight-line basis over the initial term of the lease.  Rental revenue totaled approximately $6.8 million for the year ended December 31, 2012 and includes approximately $2.0 million of adjustments to record rent on a straight-line basis.

Index

Note 6

Credit Facilities and Mortgage Debt

Credit Facilities

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its $50 million unsecured credit facility, which as of the termination date had an outstanding balance of $9.6 million, and entered into a new $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  At the closing of the new credit facility, the Company borrowed $150 million under the new facility which was primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective credit facilities and to pay approximately $3.3 million in closing costs, which are being amortized over the term of the new credit facility.  The $345 million credit facility is available for working capital, hotel renovations and development and other general corporate purposes, including the funding of share repurchases and payment of distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments on the $345 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019 (see Note 7 for more information on the interest rate swap agreement).  The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $245 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of December 31, 2014, the credit facility had an outstanding principal balance of $191.6 million, including the $100 million term loan.  The annual variable interest rate on the $245 million revolving credit facility was approximately 1.77%, and the effective annual fixed interest rate on the $100 million term loan was approximately 3.13% as of December 31, 2014.

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

The Company was in compliance with each of the applicable covenants at December 31, 2014.

The Company’s prior $50 million unsecured credit facility was originated in November 2012 and as noted above was extinguished and paid in full on March 3, 2014.  The facility had an applicable annual interest rate equal to the one-month LIBOR plus a margin ranging from 2.25% to 2.75%, depending upon the Company’s leverage ratio as calculated under the terms of the credit agreement.  The Company was also required to pay a fee of 0.30% or 0.40% on the unused

Index

portion of the credit facility, based on the amount of borrowings outstanding during the quarter.  As of December 31, 2013, there were no borrowings outstanding under the facility.

In May 2012, the Company entered into a loan agreement with a commercial bank, which provided for a $30 million non-revolving line of credit, which was extinguished and paid in full during the third quarter of 2012.  Interest was payable quarterly and based on an annual rate of Daily LIBOR plus 2.75%.  The loan agreement was guaranteed by Glade M. Knight, the Company’s Executive Chairman and formerly Chairman and Chief Executive Officer of the Company and was secured by assets of Mr. Knight.  Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the loan agreement.

Mortgage Debt

As of December 31, 2014, the Company had approximately $513.3 million in outstanding property level debt secured by 47 properties, with maturity dates ranging from April 2015 to October 2032, stated interest rates ranging from 0% to 6.90% and effective interest rates ranging from 3.66% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments as of December 31, 2014 and December 31, 2013 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2014	Outstanding balance as of December 31, 2013
Richmond, VA	Marriott	6.95%		3/1/2014		(2)	$21,524	$0	$0
Suffolk, VA	TownePlace Suites	6.03%		3/1/2014		(3)	6,138	0	0
Suffolk, VA	Courtyard	6.03%		3/1/2014		(3)	8,002	0	0
New Orleans, LA	Homewood Suites	5.85%		3/1/2014		(4)	14,331	0	0
Overland Park, KS	Residence Inn	5.74%		3/1/2014	4/1/2015		6,018	5,833	0
Dallas, TX	Hilton	6.63%		5/17/2011	6/6/2015		20,988	18,913	19,545
Rogers, AR	Hampton Inn	5.20%		8/31/2010	9/1/2015		8,337	7,593	7,781
St. Louis, MO	Hampton Inn	5.30%		8/31/2010	9/1/2015		13,915	12,692	13,001
Kansas City, MO	Hampton Inn	5.45%		8/31/2010	10/1/2015		6,517	5,961	6,102
Westford, MA	Residence Inn	5.30%	(5)	3/1/2014	10/1/2015		6,530	6,397	0
Allen, TX	Hilton Garden Inn	5.37%		10/31/2008	10/11/2015		10,787	9,559	9,787
Kansas City, MO	Residence Inn	5.74%		3/1/2014	11/1/2015		10,602	10,420	0
Fayetteville, NC	Residence Inn	5.14%		3/1/2014	12/1/2015		6,545	6,410	0
Austin, TX	Homewood Suites	5.99%		4/14/2009	3/1/2016		7,556	6,486	6,702
Austin, TX	Hampton Inn	5.95%		4/14/2009	3/1/2016		7,553	6,478	6,696
Tupelo, MS	Hampton Inn	5.90%		3/1/2014	3/1/2016		3,124	2,977	0
Houston, TX	Residence Inn	5.71%		3/1/2014	3/1/2016		9,930	9,745	0
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014	4/11/2016		5,557	5,410	0
Round Rock, TX	Hampton Inn	5.95%		3/6/2009	5/1/2016		4,175	3,583	3,701
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014	6/1/2016		10,494	10,327	0
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011	7/8/2016		4,954	4,665	4,747
Bristol, VA	Courtyard	6.59%		11/7/2008	8/1/2016		9,767	8,922	9,086
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		13,931	13,695	0
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		16,813	16,529	0
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016		14,892	14,640	0
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016		12,009	11,806	0
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016		7,458	7,352	0
Lewisville, TX (6)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(5)	3/1/2014	1/13/2017		15,662	15,402	0
Burbank, CA	Residence Inn	4.24%	(5)	3/1/2014	1/13/2017		23,493	23,103	0
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017		4,977	4,849	0
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,922	0
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,745	0
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,619	0

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2014	Outstanding balance as of December 31, 2013
Concord, NC (7)	Hampton Inn	6.10%	3/1/2014	3/1/2017		$4,718	$4,644	$0
Irving, TX	Homewood Suites	5.83%	12/29/2010	4/11/2017		6,052	5,437	5,605
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008	5/11/2017		13,966	12,661	12,907
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	11,254	11,509
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	12,055	12,327
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,627	0
Rancho Bernardo, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	14,782	0
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	11,921	0
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	27,744	0
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	22,193	22,686
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	8,584	0
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	9,251	0
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	6,462	0
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	8,137	0
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	18,216	0
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	16,337	0
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	(4)	27,000	26,806	0
Malvern/Philadelphia, PA	Courtyard	6.50%	11/30/2010	10/1/2032	(8)	7,894	7,132	7,337
						$585,991	$513,276	$161,519
Unamortized fair value adjustment of assumed debt							4,694	1,032
Total							$517,970	$162,551

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
(6) Unsecured loan.
(7) Asset classified as held for sale as of December 31, 2014.
(8) Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt and the balance outstanding under the Company’s credit facility), for the five years subsequent to December 31, 2014 and thereafter are as follows (in thousands):

2015	$93,888
2016	135,658
2017	99,394
2018	97,106
2019	105,770
Thereafter	173,060
704,876
Unamortized fair value adjustment of assumed debt	4,694
Total	$709,570

Upon completion of the A7 and A8 mergers on March 1, 2014, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  This assumed mortgage debt had maturity dates ranging from September 2014 to April 2023 and stated interest rates ranging from 3.97% to 6.95%.  The Company incurred loan origination costs related to the assumption of the mortgage obligations totaling approximately $1.8 million.  A fair value, net premium adjustment totaling approximately $8.1 million was recorded upon the assumption of above (premium) or below (discount) market rate mortgages.  The effective interest rates on the applicable debt obligations assumed ranged from 3.66% to 4.68% at the date of assumption.  The total fair value, net premium adjustment

Index

for all of the Company’s debt assumptions (including debt assumed with the A7 and A8 mergers and other hotel acquisitions) is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $4.5 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The unamortized balance of the fair value, net premium adjustment was approximately $4.7 million and $1.0 million at December 31, 2014 and 2013, respectively.

With the assumption of mortgage obligations (including debt assumed with the A7 and A8 mergers and other hotel acquisitions) and with its originated loans and credit facilities, the Company incurred loan origination costs.  Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, as an addition to interest expense.  Amortization of such costs totaled approximately $1.5 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s interest expense in 2014, 2013 and 2012 is net of interest capitalized in conjunction with hotel renovations and construction totaling $1.9 million, $0.7 million and $0.7 million, respectively.

Note 7

 Fair Value of Financial Instruments

Credit Facility and Mortgage Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $709.6 million and $718.9 million.  As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $162.6 million and $163.6 million.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  These instruments, as described below, are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

On March 1, 2014, the Company assumed three interest rate swap agreements with a commercial bank with an aggregate notional amount of $45.7 million that effectively fixes the interest rate on two separate variable-rate mortgage loans assumed with the A7 and A8 mergers through maturity.  The fair value of the interest rate swap agreements assumed was approximately $0.5 million (liability) and was included in accounts payable and other liabilities as part of the purchase price allocation as discussed in Note 2.  Under the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  As of December 31, 2014, the fair value of these swaps totaled approximately $0.3 million (liability).  The interest rate swaps assumed are not designated by the Company as hedges for accounting purposes, and therefore the changes in the fair value for these swaps are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For the year ended December 31, 2014, the change in fair value resulted in a decrease of $0.3 million to interest and other expense, net.

In March 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixes the interest rate on the $100 million term loan (subject to the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company pays a fixed interest rate of 1.58% and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement matures in March 2019.  As of December 31, 2014, the fair value of this swap totaled approximately $0.5 million (liability).  The interest rate swap has been designated by the Company as an effective cash flow hedge for accounting purposes, and therefore the effective portion of the changes in the fair value for this swap are recorded in accumulated other comprehensive income (loss), a component of shareholder’s equity in the Company’s consolidated balance sheets.  For the year ended December 31, 2014, the change in fair value resulted in an unrealized loss of approximately $0.5 million in other comprehensive income (loss).  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedge.  Hedge ineffectiveness is reported

Index

as a component of interest and other expense, net in the Company’s consolidated statements of operations.  There was no ineffectiveness recorded on the designated hedge during the year ended December 31, 2014.

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

The following is a summary of the notional amounts, maturity dates and fair values (liabilities) of the interest rate swap agreements outstanding as of December 31, 2014 (in thousands):

Related debt	Notional amount at December 31, 2014	Maturity date	Fair value at December 31, 2014
Term loan facility (1)	$100,000	3/1/2019	$(511)
Westford Residence Inn (2)	6,397	10/1/2015	(74)
Oceanside Residence Inn/Burbank Residence Inn (2)	38,505	1/13/2015	(11)
Oceanside Residence Inn/Burbank Residence Inn (2)/(3)	38,440	1/13/2017	(183)

(1)  Designated as a cash flow hedge.
(2)  Not designated as a cash flow hedge.
(3)  Effective date of the forward interest rate swap agreement is January 13, 2015, the same date the existing swap agreement matures.

The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 8

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  During the past two years, there have been changes to the Company’s contracts and its relationships with related parties as a result of the A7 and A8 mergers and related transactions completed on March 1, 2014 and the completion of Apple REIT Six, Inc.’s merger with a third party during 2013, as discussed below.  No other new significant related party transactions occurred during these periods.

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) and Apple REIT Ten, Inc. (“Apple Ten”).  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight, Executive Chairman of the Company and formerly Chairman and Chief Executive Officer of the Company.  Prior to the A7 and A8 mergers, Mr. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple Ten.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight.  Prior to January 1, 2015, one member of the Company’s Board of Directors was also on the Board of Directors of Apple Ten.  Effective January 1, 2015, Justin G. Knight, the Company’s President and Chief Executive Officer, and Apple Ten’s President, was appointed to the Company’s Board of Directors.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion

Index

of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”).  Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Officer of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

A7 and A8 Mergers and Related Transactions

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective Advisors, and Apple Fund Management, LLC (“AFM”) became a wholly owned subsidiary of the Company.  Prior to the A7 and A8 mergers, AFM was a wholly owned subsidiary of A9A.  As a result, the employees, including management, are now employed by the Company, rather than the Company’s external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple Ten the advisory services contemplated under the A10A advisory agreement, and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.  AFM also continues to provide support services to A10A and ASRG, which have agreed to reimburse the Company for its costs in providing these services.

Pursuant to the terms of the termination agreement dated August 7, 2013, as amended, the advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and the Company were terminated effective immediately before the completion of the A7 and A8 mergers.  No separate payments were made in connection with the termination of the advisory agreements and property acquisition/disposition agreements, and as a result, effective March 1, 2014, Apple Seven, Apple Eight and the Company no longer pay the various fees previously paid to their respective Advisors.  As a result, the Company’s outstanding Series B convertible preferred shares were converted into the Company’s common shares in accordance with the provisions of the Company’s amended articles of incorporation and the Company’s outstanding Series A preferred shares were automatically terminated.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at $10.10 per common share.

Pursuant to the assignment and transfer agreement dated August 7, 2013, as amended (the “Transfer Agreement”) between the Company, A9A and AFM, the Company acquired all of the membership interests in AFM from A9A effective immediately following the completion of the A7 and A8 mergers by assuming AFM’s assets and liabilities at historical cost, which approximated fair market value.  The assets, net of liabilities were not material.  In accordance with the Transfer Agreement, the Company assumed all of the obligations of the predecessor owners of AFM under prior transfer agreements involving the transfer of the membership interests in AFM (including Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., Apple Six and A9A) and relieved the predecessor owners and the other advisory companies of any liability with respect to AFM which is not considered significant.

Pursuant to the subcontract agreement dated August 7, 2013, as amended (the “Subcontract Agreement”) between the Company and A10A, A10A subcontracted its obligations under the advisory agreement between A10A and Apple Ten to the Company.  The Subcontract Agreement provides that, from and after the completion of the A7 and A8 mergers, the Company will provide to Apple Ten advisory services for a fee and will be reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  The subcontract with Apple Ten provides for an annual fee that will range from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten.  Total advisory fees earned by the Company from Apple Ten from March 1, 2014 through December 31, 2014 totaled approximately $1.2 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

From and after the A7 and A8 mergers, the Company provides support services through AFM to Apple Ten, A10A and ASRG, which have agreed to reimburse the Company for its costs in providing these services.  Total reimbursed costs received by the Company from these entities from March 1, 2014 through December 31, 2014 totaled approximately $3.0 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company.  The allocation of costs is made by management of the companies and is reviewed at least annually by the Compensation Committees of each company.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the

Index

services and are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each companies’ credit facilities. This process is not significant to any of the companies.

Prior to A7 and A8 Mergers

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisor, A9A provided the Company with its day-to-day management.  Pursuant to the advisory agreement with A9A, the Company paid fees (ranging from 0.1% to 0.25% of total equity proceeds received by the Company) and reimbursed certain costs, as described below, to A9A for these services.  A9A provided the management services to the Company through AFM, a wholly owned subsidiary of A9A prior to the A7 and A8 mergers.  Prior to the A6 Merger, AFM was a wholly owned subsidiary of Apple Six.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.  Prior to the A7 and A8 mergers, total advisory fees incurred by the Company under the advisory agreement with A9A totaled approximately $0.5 million for the two months ended February 28, 2014, and $2.8 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Prior to the A7 and A8 mergers, the Company had a contract with ASRG, to acquire and dispose of real estate assets for the Company.  A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses was paid to ASRG for these services.  As of December 31, 2014, payments to ASRG for fees under the terms of this contract related to the acquisition of assets have totaled approximately $33.6 million since inception.  Of this amount, the Company incurred fees of approximately $0.1 million and $0.4 million for the years ended December 31, 2013 and 2012, which are included in transaction costs in the Company’s consolidated statements of operations.  No fees were incurred by the Company during the two months ended February 28, 2014.  In addition, the Company incurred a brokerage commission to ASRG totaling approximately $4.0 million related to the sale of the Company’s 110 parcels in April 2012, which was recorded as a reduction to the deferred gain on sale, which was subsequently recognized during the fourth quarter of 2013 upon repayment of the $60 million note.  Of this amount, approximately $2.8 million was paid to ASRG in the second quarter of 2012 and the remaining $1.2 million was paid during the fourth quarter of 2013 upon repayment of the $60 million note.

In addition to the fees payable to A9A or ASRG, prior to the A7 and A8 mergers, the Company reimbursed to A9A or ASRG, or paid directly to AFM on behalf of A9A or ASRG, approximately $0.5 million for the two months ended February 28, 2014, and $2.7 million and $2.2 million for the years ended December 31, 2013 and 2012, respectively.  The expenses reimbursed were approximately $0, $0 and $0.2 million respectively, for costs reimbursed under the contract with ASRG and approximately $0.5 million, $2.7 million and $2.0 million, respectively, for costs reimbursed under the contract with A9A for the two months ended February 28, 2014, and years ended December 31, 2013 and 2012.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.  Each of the Advisors provided management services through the use of AFM to, respectively, the Company (prior to the A7 and A8 mergers), Apple Six (prior to the A6 Merger), Apple Seven and Apple Eight (prior to the A7 and A8 mergers) and Apple Ten.  Upon completion of the A6 Merger, Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participated in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, the Company acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement for approximately $4.5 million, which approximated fair value at the time of acquisition based on third party market comparisons.  As part of the purchase, the Company agreed to release Apple Six from any liabilities related

Index

to the Headquarters or office lease.  Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and any office related costs associated with the Headquarters and office lease used by the companies.  From May 14, 2013 through completion of the A7 and A8 mergers, office related costs were allocated from the Company to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors after the A6 Merger.  Each of these companies agreed to reimburse the Company for its share of these costs.  For the two months ended February 28, 2014 and from the period May 14, 2013 through December 31, 2013, the Company received reimbursement of its costs totaling approximately $0.1 million and $0.6 million, respectively from the participating entities, which was recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

Prior to the A7 and A8 mergers, all of the office related costs and costs of AFM were allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger, under the same cost sharing structure as noted above under A7 and A8 Mergers and Related Transactions.  Since, prior to the A7 and A8 mergers, the employees of AFM performed services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, received a portion of their compensation at the direction of the Advisors and received consideration directly from the Advisors.

Professional Fees

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expenses in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company have been shared as applicable by the Company and the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services, which following the completion of the A6 merger and the A7 and A8 mergers include only the Company and Apple Ten.  In addition, the Company and other Apple REIT Entities have incurred legal fees associated with the Legal Proceedings and Related Matters discussed in Note 14.  The total costs for these legal matters for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger and legal costs associated with the purported class action related to the A7 and A8 mergers discussed in Note 14) were approximately $0.8 million, $2.9 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which approximately $0.7 million, $0.8 million and $1.7 million, respectively was allocated to the Company.  The Apple REIT Entities have received reimbursement from their director and officer insurance carriers for certain claims pertaining to these matters, of which approximately $0.6 million and $2.1 million was reimbursed directly to the Company during the years ended December 31, 2014 and 2013.  The Company anticipates it will continue to incur costs associated with the legal proceedings discussed herein.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management and renovation purposes.  Prior to the A7 and A8 mergers, the Company owned a 24% equity investment in Apple Air and the other members of Apple Air were Apple Seven, Apple Eight and Apple Ten (which in connection with the A6 Merger, on May 13, 2013, acquired its membership interest in Apple Air from Apple Six).  Effective March 1, 2014, with the completion of A7 and A8 mergers, the Company acquired the equity interests in Apple Air of Apple Seven and Apple Eight for a total purchase price of approximately $3.0 million, which approximated fair market value at the time of acquisition based on third party market comparisons, resulting in a 74% total equity ownership in Apple Air.  Effective with the A7 and A8 mergers, Apple Air is now jointly owned by the Company and Apple Ten, with Apple Ten’s ownership interest accounted for as a minority interest, which as of December 31, 2014, totaled $1.0 million and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet.  Prior to the A7 and A8 mergers, the Company recorded its share of income and losses of Apple Air’s entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The Company’s equity investment was approximately $1.7 million as of December 31, 2013 and is included in other assets, net in the Company’s consolidated balance sheet.  For the two months ended February 28, 2014 and years ended December 31, 2013 and 2012, the Company recorded a loss of approximately $0.04 million, $0.2 million and $0.2 million, respectively as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expenses in the Company’s consolidated statements of operations.  For the period March 1, 2014 through December 31, 2014, Apple Ten’s portion of Apple Air’s loss was approximately $0.2 million and is recorded as a reduction to general and administrative expenses.  The aircraft is also leased to affiliates of the Company at market rates.  From March 1, 2014 through December 31, 2014, revenue from affiliates was approximately $0.2 million.

Index

Note 9

Shareholders’ Equity

Distributions

For the years ended December 31, 2014, 2013 and 2012, the Company made distributions (excluding the Special Distribution discussed below) of $0.70, $0.83 and $0.85 per common share for a total of approximately $233.4 million, $151.6 million and $155.0 million, respectively.  The Company’s current annual distribution rate, payable monthly is $0.68 per common share.  As contemplated by the A7 and A8 mergers, the Board of Directors reduced the annual distribution rate from $0.83025 per common share to $0.66 per common share, effective with the March 2014 distribution.  Effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $0.66 per common share to $0.68 per common share.

As a result of the sale of the 110 parcels, the Board of Directors approved a special distribution of $0.75 per common share, totaling $136.1 million on May 17, 2012 to shareholders of record on May 11, 2012 (the “Special Distribution”).  In conjunction with the Special Distribution, the Company’s Board of Directors reduced the annual distribution rate from $0.88 per common share to $0.83 per common share effective with the June 2012 distribution.  Effective August 2012, the Board of Directors slightly increased the annualized distribution rate from $0.83 per common share to $0.83025 per common share.

Series A Preferred Shares and Series B Convertible Preferred Shares

Prior to the A7 and A8 mergers:

•
Approximately 182.8 million units (consisting of one common share and one Series A preferred share) were issued and outstanding.  The Series A preferred shares had no voting rights and no conversion rights, and were not separately tradable from the common shares to which they related; and

•
480,000 Series B convertible preferred shares were issued to Glade M. Knight in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000.  There were no dividends payable on the Series B convertible preferred shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and A9A and ASRG were terminated.  In accordance with the terms of the Company’s amended articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 24.17104 common shares of the Company, or a total of approximately 11.6 million common shares.  Additionally, as a result of the conversion, and in accordance with the terms of the Company’s amended articles of incorporation, all of the Company’s Series A preferred shares were terminated and the Company now only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at $10.10 per common share.  Throughout these notes to the consolidated financial statements, units, common shares, and shares are used interchangeably.

In connection with the A7 and A8 mergers, the Company issued approximately 180 million common shares to Apple Seven and Apple Eight shareholders.  Also, in March 2014 the Company’s amended articles of incorporation were amended and restated to, among other things, increase the number of authorized common shares from 400 million to 800 million.

During the second quarter of 2014, the Company paid a total of approximately $2.3 million to shareholders holding approximately 0.2 million as converted common shares, who exercised appraisal rights in connection with the A7 and A8 mergers and related transactions, which was recorded as a reduction to shareholders’ equity and common shares outstanding.

Index

Preferred Shares

No preferred shares of the Company, other than the Series A preferred shares and Series B convertible preferred shares, have been issued, and in connection with the A7 and A8 mergers, effective March 1, 2014, the Series A preferred shares and Series B convertible preferred shares were terminated and are no longer outstanding.  The Company’s amended articles of incorporation authorize issuance of up to 30 million additional preferred shares.  The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes.  Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting.  At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares.  The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be.  A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.  Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors.  The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions.  The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Share Redemption Program

In July 2009, the Company instituted a share redemption program (formerly known as the unit redemption program) to provide limited interim liquidity to its shareholders who have held their shares for at least one year, subject to certain restrictions and limitations.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the share redemption program.  The maximum number of common shares that may be redeemed in any given year is five percent of the weighted average number of common shares outstanding during the 12-month period immediately prior to the date of redemption.  On June 27, 2013, the Company announced the suspension of its share redemption program as it evaluated the A7 and A8 mergers, and as mandated by the Merger Agreement.  As a result, the last redemption that occurred through December 31, 2014 was in the second quarter of 2013.  Since the inception of the program through April 2012, shareholders were permitted to request redemption of common shares for a purchase price equal to 92% of the price paid per common share if the common shares had been owned for less than three years, or 100% of the price paid per common share if the common shares had been owned more than three years.  From May 2012 through April 2013, the last scheduled redemption date, as a result of the Special Distribution, the purchase price per share under the Company’s share redemption program was adjusted by the amount of the Special Distribution.

Since inception of the program through December 31, 2014, the Company has redeemed approximately 11.7 million common shares representing $121.2 million, including approximately 2.0 million common shares in the amount of $20.0 million and 5.0 million common shares in the amount of $52.0 million redeemed during 2013 and 2012, respectively.  No common shares were redeemed under the program during 2014.  Since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent.  Therefore, as contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed common shares on a pro-rata basis with approximately 41% and 18% of the amounts requested redeemed in the third and fourth quarters of 2011; 14%, 13%, 9% and 9% in the first, second, third and fourth quarter of 2012; and 8% in both the first and second quarters of 2013 leaving 12.1 million shares requested but not redeemed as of the last scheduled redemption date in the second quarter of 2013 (April 2013).  Prior to July 2011, the Company redeemed 100% of redemption requests.

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  Redemptions of common shares will be limited to death or eligible disability of a shareholder (in February 2015, the Board of Directors approved limiting redemptions to death of a shareholder only).  The number of common shares that may be redeemed in any given year will also be limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed

Index

funds available for redemption, redemptions will be made on a pro rata basis.  In January 2015, the Company redeemed approximately 1.2 million common shares at a price of $9.20 per common share, or a total of approximately $10.8 million.  The Board of Directors will continue to review the redemption program and may, from time to time, change the terms (including the redemption price) of, suspend or terminate the redemption program as it deems prudent.

Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional shares of the Company.  The uses of the proceeds from this plan have historically included purchasing shares under the Company’s share redemption program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  The Company has registered 20.0 million shares for potential issuance under the plan.  As a result of the Special Distribution, beginning in May 2012, the offering price per share under the Company’s Dividend Reinvestment Plan was adjusted by the amount of the Special Distribution (from $11.00 to $10.25).  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the A7 and A8 mergers, and as mandated by the Merger Agreement.  As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013 at $10.25 per share. Since inception of the plan through December 31, 2014, approximately 12.3 million shares, representing $131.0 million in proceeds to the Company, were issued under the plan.  During the years ended December 31, 2013 and 2012, approximately 2.1 million shares, representing $22.0 million in proceeds to the Company and 4.8 million shares, representing $50.0 million in proceeds to the Company, were issued under the plan.

Note 10

Compensation Plans

In May 2014, the Board of Directors approved the Apple Hospitality REIT, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”).  The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors to be in the best interests of the Company.  The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million.  As of December 31, 2014, no shares or awards had been issued under the Omnibus Plan.

Also in May 2014, the Board of Directors approved an incentive plan (“2014 Incentive Plan”), effective March 1, 2014, for participants and established incentive goals for 2014.  Under the 2014 Incentive Plan, participants are eligible to receive a bonus to be determined pursuant to a weighted average formula based on the achievement of certain 2014 full year pro forma performance measures.  The range of payout under the 2014 Incentive Plan was $0 - $12 million.  Based on performance during 2014, the Company has accrued approximately $8.6 million as a liability for bonus payments under the 2014 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2014 and general and administrative expense in the Company’s consolidated statement of operations for the year ended December 31, 2014.

Index

Note 11

Management and Franchise Agreements

 Each of the Company’s 191 hotels owned as of December 31, 2014 is operated and managed under separate management agreements, which include affiliates of one of the following companies:

Manager	Number of Hotels
LBAM-Investor Group, L.L.C. ("LBA")	34
Dimension Development Two, LLC ("Dimension")	25
White Lodging Services Corporation ("White Lodging")	25
Texas Western Management Partners, L.P. ("Western")	18
Newport Hospitality Group, Inc. ("Newport")	11
Marriott International, Inc. ("Marriott")	10
Raymond Management Company, Inc. ("Raymond")	10
Crestline Hotels & Resorts, Inc. ("Crestline")	9
MHH Management, LLC ("McKibbon")	9
Vista Host, Inc. ("Vista Host")	9
Inn Ventures, Inc. ("Inn Ventures")	8
Pillar Hotels and Resorts, L.P. ("Pillar")	7
True North Hotel Group, Inc. ("True North")	7
Gateway Hospitality Group, Inc. ("Gateway")	5
Hilton Management LLC ("Hilton")	3
Stonebridge Realty Advisors, Inc. ("Stonebridge")	1
Total	191

The management agreements generally provide for initial terms of one to 30 years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $27.4 million, $13.2 million and $12.3 million in management fees.

Crestline, Dimension, Gateway, Inn Ventures, LBA, McKibbon, Newport, Pillar, Raymond, Stonebridge, True North, Vista Host, Western and White Lodging are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The Hilton franchise agreements generally provide for initial terms of 10 to 21 years and generally provide for renewals subject to franchise requirements at the time of renewal.  Fees associated with these agreements generally include the payment of royalty fees and program fees based on room revenues.  The Marriott franchise agreements generally provide for initial terms of six to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  Fees associated with these agreements generally include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $33.5 million, $16.0 million and $14.5 million in franchise royalty fees.

Note 12

Lease Commitments

The Company has ground leases relating to ten of the Company’s hotels and three parking lot leases, 12 of which were assumed as part of the A7 and A8 mergers, effective March 1, 2014.  At the time of acquisition, the Company recorded an initial intangible asset for nine of these leases that were below market leases, which as of December 31, 2014 and 2013 totaled approximately $20.3 million and $0 and is included in other assets, net in the Company’s consolidated balance sheets.  The Company recorded an initial intangible liability for three of these leases that were above market leases, which as of December 31, 2014 and 2013 totaled approximately $7.0 million and $0.4 million and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The value of the lease intangibles

Index

are amortized over the term of the respective leases and included in ground lease expense in the Company’s consolidated statements of operations, resulting in an increase of approximately $0.5 million to ground lease expense for the year ended December 31, 2014 and a decrease of approximately $44,000 to ground lease expense for each of the years ended December 31, 2013 and 2012.

The Company’s leases have remaining terms ranging from approximately 9 to 91 years, excluding any option periods to extend the initial lease term.  The Company has options to extend certain leases beyond the initial lease term by periods ranging from five to 60 years.  The leases are classified as operating leases.  The leases generally have fixed scheduled rent increases, and lease expense is recognized on a straight-line basis over the remaining term of the leases.  Ground lease expense includes approximately $2.9 million of adjustments to record rent on a straight-line basis for the year ended December 31, 2014.  No straight-line rent adjustments were recorded for the years ended December 31, 2013 and 2012.

The aggregate amounts of the estimated minimum lease payments for the five years subsequent to December 31, 2014 and thereafter, are as follows (in thousands):

Total
2015	$5,575
2016	5,707
2017	5,840
2018	5,976
2019	6,253
Thereafter	291,552
Total	$320,903

Note 13

Industry Segments

The Company owns hotel properties throughout the United States that generate rental and other property related income.  The Company separately evaluates the performance of each of its hotel properties.  However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment.  All segment disclosures are included in, or can be derived from the Company’s consolidated financial statements.

Note 14

Legal Proceedings and Related Matters

In re Apple REITS Litigation

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv- 02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, ASRG, Apple Eight Advisors, Inc., A9A, A10A, AFM, Apple Six, Apple Seven, Apple Eight and Apple Ten, their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of units in the Company and the other Apple REIT Entities, or those who otherwise acquired these units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleged that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for

Index

violation of the securities laws of Connecticut and Florida. The complaint sought, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

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

On April 23, 2014, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) entered a summary order in the consolidated class action referred to in the In re Apple REITs Litigation matter. In the summary order, the Second Circuit affirmed the dismissal by the United States District Court for the Eastern District of New York (the “District Court”) of the plaintiffs’ state and federal securities law claims and the unjust enrichment claim. The Second Circuit also noted that the District Court dismissed the plaintiffs’ remaining state common law claims based on its finding that the complaint did not allege any losses suffered by the plaintiff class, and held that, to the extent that the District Court relied on this rationale, its dismissal of the plaintiffs’ state law breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, and negligence claims is vacated and remanded for further proceedings consistent with the summary order. Following remand, on June 6, 2014, defendants moved to dismiss plaintiffs’ remaining claims.

The Company will defend against the claims remanded to the District Court vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

DCG&T et al. v. Knight, et al.

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

On December 18, 2014, the United States District Court for the Eastern District of Virginia issued an order granting the Defendants’ motion to dismiss in part and denying it in part.  Specifically, the court dismissed each of Plaintiffs’ class action claims, but held that Plaintiffs could bring derivative claims for breach of fiduciary duties of care and loyalty and for conflicts of interest.

The Company believes that plaintiffs’ claims are without merit and intends to defend these cases vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

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

Index

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

Wenzel v. Knight et al.

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

On January 14, 2015, the United States District Court for the Eastern District of Virginia denied defendants’ motions to transfer and consolidate.

Also on January 14, 2015, the United States District Court for the Eastern District of Virginia issued an order granting the defendants’ motion to dismiss each count alleged by the Plaintiff.  Specifically, the court dismissed each of Plaintiffs’ class action claims, but granted Plaintiff leave to amend its complaint to bring derivative claims for breach of fiduciary duties of care and loyalty and for conflicts of interest.  The court also dismissed Plaintiff’s claims against Apple Seven for lack of standing.

On February 4, 2015, Plaintiff filed an amended complaint against the Company, Apple Eight Advisors, Inc., AFM, and several officers and directors of the Company alleging breach of contract, tortious interference with contract, fraud, negligence and violation of the Virginia Securities Act.

The Company believes that Plaintiff's claims are without merit and intends to defend this case vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

SEC

On February 12, 2014, the Securities and Exchange Commission (“SEC”) entered into settlement agreements with Apple Six, Apple Seven, Apple Eight, the Company (collectively the “REITs”), their respective advisory companies (the “Advisors”), Executive Chairman and formerly Chief Executive Officer and Chairman Glade M. Knight, and Chief Financial Officer Bryan F. Peery. To effectuate the settlement, and without admitting or denying any of the SEC’s allegations, the REITs consented to the issuance of an administrative order alleging disclosure deficiencies and deficiencies in related controls resulting in violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (for Apple Seven and Apple Eight only) and certain provisions of Sections 13 and 14 of the Securities Exchange Act of 1934

Index

(the “Exchange Act”). Specifically, the order alleges that from 2008 through 2011, the REITs had deficiencies related to the disclosure of the process used to price shares sold in their dividend reinvestment plans, disclosure of compensation paid to executives by the Advisors, and disclosure of transactions among the REITs. The Advisors, Mr. Knight and Mr. Peery, also without admitting or denying any allegations, consented to the issuance of the order alleging that, based on the alleged disclosure deficiencies described above, they were a cause of the REITs’ violations of certain provisions of Sections 13 and 14 of the Exchange Act. In addition, the order provides that Mr. Knight and Mr. Peery violated Section 16 of the Exchange Act based on Mr. Knight’s alleged failure to file timely with the SEC one Form 3 and one Form 4 for the Company, and Mr. Peery’s alleged failure to file timely one Form 4 for the Company. Further, the order provides that Mr. Knight and Mr. Peery each violated Rule 13a-14 of the Exchange Act based on the officer certifications they provided in their respective roles as Chief Executive Officer and Chief Financial Officer for the REITs. The order requires the REITs, the Advisors, Mr. Knight and Mr. Peery to cease and desist from committing or causing any such violations in the future, and requires the Advisors, Mr. Knight and Mr. Peery to pay civil penalties. The order had no impact on the Company’s financial statements.

Note 15

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2014 and 2013.

2014 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$137,121	$232,568	$231,884	$202,323
Income (loss) from continuing operations	$(94,462)	$43,799	$35,162	$22,334
Income from discontinued operations, net of tax	$0	$0	$0	$0
Net income (loss)	$(94,462)	$43,799	$35,162	$22,334
Comprehensive income (loss)	$(93,994)	$42,885	$35,919	$21,512

Basic and diluted net income (loss) per common share
From continuing operations	$(0.38)	$0.12	$0.09	$0.06
From discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss) per common share	$(0.38)	$0.12	$0.09	$0.06

Distributions declared and paid per common share	$0.1934	$0.1650	$0.1667	$0.1700

2013 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$92,403	$104,572	$100,237	$90,779
Income from continuing operations	$16,906	$23,535	$18,165	$23,310
Income from discontinued operations, net of tax	$0	$0	$0	$33,306
Net income	$16,906	$23,535	$18,165	$56,616
Comprehensive income	$16,906	$23,535	$18,165	$56,616

Basic and diluted net income per common share:
From continuing operations	$0.09	$0.13	$0.10	$0.13
From discontinued operations	$0.00	$0.00	$0.00	$0.18
Net income per common share	$0.09	$0.13	$0.10	$0.31

Distributions declared and paid per common share	$0.2076	$0.2076	$0.2076	$0.2076

The advisory fees earned by the Company from Apple Ten, effective March 1, 2014 are recorded as a reduction to general and administrative expenses in the consolidated statements of operations.  During the first quarter of 2014, the advisory fees earned were included in total revenue in the consolidated statements of operations.  Previously reported total revenue for the first quarter of 2014 has been adjusted to reflect the reclassification of advisory fees to general and administrative expenses.

Net income for the first quarter of 2014 includes a non-cash expense related to the conversion of the Series B convertible preferred shares to common shares totaling $117.1 million, representing a net loss of $(0.47) per basic and diluted income per common share.  Net income for the third and fourth quarters of 2014 include losses on impairment of

Index

depreciable assets of $8.6 million and $2.4 million, representing a net loss of $(0.02) and $(0.01) per basic and diluted income per common share, respectively.

Net income (loss) per common share for the four quarters of 2014 are non-additive in comparison to net income per common share for the year ended December 31, 2014 due to the equity issued in connection with the A7 and A8 mergers and related transactions, effective March 1, 2014.

Note 16

Subsequent Events

In January and February 2015, the Company declared and paid approximately $21.2 million and $21.1 million, respectively, or $0.056667 per outstanding common share for each month, in distributions to its common shareholders.

In January 2015, under the Company’s limited share redemption program, the Company redeemed approximately 1.2 million common shares in the amount of $10.8 million.  Redemptions were limited to death or eligible disability of a shareholder and were made at a price of $9.20 per common share.  All eligible redemption requests were fulfilled.  In February 2015, the Board of Directors approved limiting redemptions only to death of a shareholder.

On February 26, 2015, the Company completed the sale of 18 of its 19 hotels under contract with an aggregate of 1,787 rooms at a total sale price of $206.4 million.  The sale resulted in a gain, which will be recorded in the first quarter of 2015.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (with a purchase price of $6.6 million) from the transaction.  The Company plans to use the proceeds from the sale to reduce the outstanding balance under its revolving credit facility, acquire other hotel properties and fund hotel renovations.  See Note 4 titled Assets Held for Sale for additional information.

Index

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Index

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 10, the 2015 Proxy Statement is incorporated herein by this reference.

Item 11.           Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2015 Proxy Statement is incorporated herein by this reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2015 Proxy Statement is incorporated herein by this reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2015 Proxy Statement is incorporated herein by this reference.

Item 14.           Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2015 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2015 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.           Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc., formerly known as Apple REIT Nine, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2014
(dollars in thousands)

						Subsequently Capitalized
				Initial Cost		Bldg.	Total
					Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$22,193	$2,955	$39,053	$227	$42,235	$(6,117)	2008	Apr-10	3 - 39 yrs.	169
Auburn	AL	Hilton Garden Inn	0	1,580	9,659	54	11,293	(331)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	0	2,310	6,425	62	8,797	(171)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Homewood Suites	10,745	1,010	12,981	345	14,336	(311)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	0	1,037	10,581	114	11,732	(2,326)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	0	970	13,185	23	14,178	(337)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hilton Garden Inn	0	890	11,227	49	12,166	(342)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	8,137	210	15,654	116	15,980	(386)	2006	Mar-14	3 - 39 yrs.	107
Montgomery	AL	Hilton Garden Inn	0	2,640	12,315	137	15,092	(391)	2003	Mar-14	3 - 39 yrs.	97
Montgomery	AL	Homewood Suites	0	1,760	10,818	160	12,738	(401)	2004	Mar-14	3 - 39 yrs.	91
Prattville	AL	Courtyard	6,462	2,050	9,101	880	12,031	(297)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton Inn	7,593	961	8,483	154	9,598	(1,461)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	0	1,375	9,514	1,533	12,422	(1,894)	2006	Apr-10	3 - 39 yrs.	126
Rogers	AR	Residence Inn	0	1,130	12,417	15	13,562	(377)	2003	Mar-14	3 - 39 yrs.	88
Springdale	AR	Residence Inn	0	330	8,651	34	9,015	(227)	2001	Mar-14	3 - 39 yrs.	72
Chandler	AZ	Courtyard	0	1,061	16,008	114	17,183	(2,337)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	0	778	11,272	72	12,122	(1,618)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	0	1,413	14,669	1,845	17,927	(2,299)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	0	1,111	12,953	188	14,252	(1,896)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	0	1,005	17,925	217	19,147	(4,169)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	0	2,080	12,424	61	14,565	(345)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	0	992	14,543	84	15,619	(1,670)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	0	3,430	21,290	1,104	25,824	(541)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Residence Inn	23,103	32,270	41,559	1,327	75,156	(1,043)	2007	Mar-14	3 - 39 yrs.	166
Clovis	CA	Hampton Inn & Suites	0	1,287	9,888	70	11,245	(1,950)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	0	1,500	10,970	36	12,506	(1,951)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	0	4,410	35,033	112	39,555	(1,020)	1988	Mar-14	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	15,402	7,790	24,048	548	32,386	(587)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo	CA	Courtyard	14,782	16,380	28,952	137	45,469	(870)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	0	5,920	21,515	127	27,562	(557)	1999	Mar-14	3 - 39 yrs.	154
San Bernardino	CA	Residence Inn	0	1,490	13,662	1,569	16,721	(1,808)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Hampton Inn	0	13,570	36,644	94	50,308	(863)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	0	8,020	29,151	24	37,195	(858)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	18,216	22,400	20,640	47	43,087	(688)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	0	12,860	28,084	4,505	45,449	(995)	1991	Mar-14	3 - 39 yrs.	140
Santa Ana	CA	Courtyard	0	3,082	21,051	55	24,188	(2,660)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	0	4,568	18,721	1,103	24,392	(4,267)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	0	1,864	7,753	1,650	11,267	(1,811)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	0	1,812	15,761	1,593	19,166	(4,176)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	0	2,539	14,493	3,408	20,440	(3,679)	1997	Oct-08	3 - 39 yrs.	90
Tulare	CA	Hampton Inn & Suites	0	400	9,194	70	9,664	(244)	2008	Mar-14	3 - 39 yrs.	86
Highlands Ranch	CO	Hilton Garden Inn	0	5,480	20,465	32	25,977	(568)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	10,327	5,350	19,167	58	24,575	(568)	1996	Mar-14	3 - 39 yrs.	117
Ft. Lauderdale	FL	Hampton Inn	0	2,235	17,590	1,361	21,186	(3,838)	2001	Dec-08	3 - 39 yrs.	109
Jacksonville	FL	Homewood Suites	15,619	9,480	21,247	1,524	32,251	(705)	2005	Mar-14	3 - 39 yrs.	119
Lakeland	FL	Courtyard	0	3,740	10,813	102	14,655	(269)	2000	Mar-14	3 - 39 yrs.	78
Miami	FL	Courtyard	0	0	31,488	54	31,542	(764)	2008	Mar-14	3 - 39 yrs.	118
Miami	FL	Hampton Inn & Suites	0	1,972	9,987	2,205	14,164	(2,672)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	16,337	18,820	25,375	2,654	46,849	(850)	2000	Mar-14	3 - 39 yrs.	159
Orlando	FL	Fairfield Inn & Suites	0	3,140	22,580	416	26,136	(4,415)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	0	3,141	25,779	166	29,086	(5,047)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton Inn & Suites	0	1,605	9,995	179	11,779	(2,140)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	0	908	9,549	52	10,509	(1,749)	2010	Jan-10	3 - 39 yrs.	103
Sanford	FL	SpringHill Suites	0	1,050	12,830	286	14,166	(476)	2000	Mar-14	3 - 39 yrs.	105
Sarasota	FL	Homewood Suites	0	480	14,120	183	14,783	(488)	2005	Mar-14	3 - 39 yrs.	100
Tallahassee	FL	Hilton Garden Inn	0	0	10,938	63	11,001	(330)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	0	1,824	20,034	593	22,451	(2,798)	2007	Nov-10	3 - 39 yrs.	147
Tampa	FL	TownePlace Suites	0	1,430	9,015	157	10,602	(347)	1999	Mar-14	3 - 39 yrs.	94
Albany	GA	Fairfield Inn & Suites	0	899	7,263	38	8,200	(1,379)	2010	Jan-10	3 - 39 yrs.	87
Columbus	GA	SpringHill Suites	0	1,270	10,060	20	11,350	(260)	2008	Mar-14	3 - 39 yrs.	89
Macon	GA	Hilton Garden Inn	0	0	15,043	62	15,105	(431)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	4,849	0	14,716	34	14,750	(378)	2004	Mar-14	3 - 39 yrs.	105
Boise	ID	Hampton Inn & Suites	0	1,335	21,114	1,692	24,141	(3,442)	2007	Apr-10	3 - 39 yrs.	186
Boise	ID	SpringHill Suites	0	2,120	24,112	1,662	27,894	(618)	1992	Mar-14	3 - 39 yrs.	230
Mettawa	IL	Hilton Garden Inn	0	2,246	28,328	333	30,907	(3,708)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	0	1,722	21,843	118	23,683	(2,826)	2008	Nov-10	3 - 39 yrs.	130

Index

SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2014
(dollars in thousands)

						Subsequently Capitalized
				Initial Cost		Bldg.		Total
					Bldg./	Imp. &		Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Schaumburg	IL	Hilton Garden Inn	$0	$1,450	$19,122	$334		$20,906	$(2,697)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	0	1,171	20,894	314		22,379	(2,772)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	0	1,310	11,542	190		13,042	(1,577)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	0	898	12,862	150		13,910	(1,722)	2007	Nov-10	3 - 39 yrs.	106
Overland Park	KS	Fairfield Inn & Suites	0	1,230	11,713	19		12,962	(314)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	5,833	1,790	20,633	43		22,466	(635)	2000	Mar-14	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	0	1,060	8,263	34		9,357	(365)	1998	Mar-14	3 - 39 yrs.	102
Wichita	KS	Courtyard	0	1,940	9,739	766		12,445	(408)	2000	Mar-14	3 - 39 yrs.	90
Baton Rouge	LA	SpringHill Suites	0	1,280	13,870	(3,704)	(3)	11,446	(2,693)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	0	0	17,898	2,022		19,920	(3,291)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	0	709	9,400	30		10,139	(1,260)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	26,806	4,150	52,258	3,111		59,519	(1,401)	2002	Mar-14	3 - 39 yrs.	166
Andover	MA	SpringHill Suites	0	702	5,799	1,986		8,487	(1,521)	2001	Nov-10	3 - 39 yrs.	136
Marlborough	MA	Residence Inn	0	3,480	17,341	834		21,655	(476)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	0	3,410	16,320	622		20,352	(402)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,397	1,760	20,791	133		22,684	(547)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	0	4,350	13,974	55		18,379	(391)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	0	1,361	16,094	101		17,556	(2,495)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	0	1,213	15,052	354		16,619	(2,217)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	0	916	13,225	108		14,249	(2,680)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	5,961	727	9,363	196		10,286	(1,631)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	10,420	2,000	20,818	70		22,888	(550)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton Inn	12,692	1,758	20,954	1,531		24,243	(3,383)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	0	758	15,287	1,323		17,368	(2,482)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	5,627	1,390	11,324	6		12,720	(273)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	0	906	9,151	70		10,127	(2,144)	2008	Dec-08	3 - 39 yrs.	84
Tupelo	MS	Hampton Inn	2,977	140	6,503	(4,483)	(3)	2,160	(156)	1994	Mar-14	3 - 39 yrs.	96
Carolina Beach	NC	Courtyard	11,806	7,490	31,588	180		39,258	(790)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Homewood Suites	0	1,031	4,937	4,154		10,122	(3,710)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	0	1,232	18,343	3,413		22,988	(4,475)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	0	746	10,563	18		11,327	(1,654)	2011	Feb-11	3 - 39 yrs.	118
Fayetteville	NC	Residence Inn	6,410	3,530	19,799	50		23,379	(601)	2006	Mar-14	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	0	1,850	10,157	160		12,167	(317)	2004	Mar-14	3 - 39 yrs.	82
Holly Springs	NC	Hampton Inn & Suites	0	1,620	13,260	36		14,916	(2,079)	2010	Nov-10	3 - 39 yrs.	124
Wilmington	NC	Fairfield Inn & Suites	0	1,310	13,034	26		14,370	(347)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,352	3,860	11,585	92		15,537	(412)	1998	Mar-14	3 - 39 yrs.	122
Omaha	NE	Courtyard	0	6,700	36,829	106		43,635	(923)	1999	Mar-14	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	0	4,550	23,828	1,388		29,766	(586)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	0	3,220	22,742	90		26,052	(544)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	0	1,589	13,476	1,750		16,815	(2,125)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	8,584	0	27,133	142		27,275	(983)	2002	Mar-14	3 - 39 yrs.	162
West Orange	NJ	Courtyard	0	2,054	19,513	1,663		23,230	(2,807)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	0	6,510	28,718	80		35,308	(781)	2003	Mar-14	3 - 39 yrs.	164
New York	NY	Renaissance	0	0	102,832	329		103,161	(3,039)	1916	Mar-14	3 - 39 yrs.	204
Twinsburg	OH	Hilton Garden Inn	0	1,419	16,614	1,871		19,904	(4,272)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	0	1,430	31,327	141		32,898	(4,778)	2009	May-10	3 - 39 yrs.	200
Collegeville/Philadelphia	PA	Courtyard	12,055	2,115	17,953	1,762		21,830	(2,869)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	7,132	996	20,374	1,479		22,849	(2,759)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	0	2,503	18,537	1,296		22,336	(3,960)	1991	Dec-08	3 - 39 yrs.	132
Columbia	SC	Hilton Garden Inn	0	3,540	16,399	190		20,129	(553)	2006	Mar-14	3 - 39 yrs.	143
Greenville	SC	Residence Inn	5,922	900	9,778	53		10,731	(326)	1998	Mar-14	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	5,410	3,600	11,386	106		15,092	(318)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	0	1,410	9,361	95		10,866	(260)	1997	Mar-14	3 - 39 yrs.	76
Jackson	TN	Hampton Inn & Suites	0	692	12,281	315		13,288	(2,520)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	0	1,105	8,632	63		9,800	(1,784)	2009	Sep-09	3 - 39 yrs.	90
Memphis	TN	Homewood Suites	0	1,930	13,028	2,282		17,240	(434)	1989	Mar-14	3 - 39 yrs.	140
Nashville	TN	Hilton Garden Inn	0	2,754	39,997	129		42,880	(5,549)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	0	1,153	15,206	10		16,369	(1,488)	2012	May-12	3 - 39 yrs.	119
Addison	TX	SpringHill Suites	0	1,210	19,700	85		20,995	(626)	2003	Mar-14	3 - 39 yrs.	159
Allen	TX	Hampton Inn & Suites	0	1,442	11,456	1,404		14,302	(3,164)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	9,559	2,130	16,731	2,996		21,857	(5,271)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	0	1,217	8,738	415		10,370	(1,340)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	0	1,579	18,487	96		20,162	(2,579)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	0	1,306	16,504	81		17,891	(2,316)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	6,478	1,459	17,184	1,869		20,512	(3,948)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	0	1,614	14,451	289		16,354	(2,018)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	6,486	1,898	16,462	2,223		20,583	(4,059)	1997	Apr-09	3 - 39 yrs.	97

Index

SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2014
(dollars in thousands)

						Subsequently Capitalized
				Initial Cost		Bldg.		Total
					Bldg./	Imp. &		Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Beaumont	TX	Residence Inn	$0	$1,177	$16,180	$124		$17,481	$(3,745)	2008	Oct-08	3 - 39 yrs.	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	0	557	6,601	10		7,168	(50)	2008	Oct-14	3 - 39 yrs.	88
Dallas	TX	Hilton	18,913	2,221	40,350	6,911		49,482	(6,871)	2001	May-11	3 - 39 yrs.	224
Duncanville	TX	Hilton Garden Inn	12,661	2,378	15,935	2,363		20,676	(4,716)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	0	1,244	18,300	85		19,629	(2,088)	2011	Dec-11	3 - 39 yrs.	145
El Paso	TX	Homewood Suites	0	2,800	16,657	15		19,472	(430)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	TownePlace Suites	0	2,104	16,311	62		18,477	(2,495)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	0	2,507	12,981	133		15,621	(2,891)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	11,254	1,522	15,543	130		17,195	(2,369)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	0	4,143	46,623	181		50,947	(8,016)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	9,745	12,070	19,769	115		31,954	(687)	2006	Mar-14	3 - 39 yrs.	129
Irving	TX	Homewood Suites	5,437	705	9,610	1,251		11,566	(1,614)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	0	3,361	23,919	1,789		29,069	(6,082)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,583	865	10,999	1,419		13,283	(2,666)	2001	Mar-09	3 - 39 yrs.	94
San Antonio	TX	TownePlace Suites	0	2,220	9,610	46		11,876	(275)	2007	Mar-14	3 - 39 yrs.	106
Stafford	TX	Homewood Suites	0	1,880	10,969	94		12,943	(416)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Courtyard	0	590	7,208	53		7,851	(231)	2003	Mar-14	3 - 39 yrs.	90
Texarkana	TX	Hampton Inn & Suites	4,665	636	8,723	962		10,321	(1,408)	2004	Jan-11	3 - 39 yrs.	81
Texarkana	TX	TownePlace Suites	0	430	6,571	(2,673)	(3)	4,328	(185)	2006	Mar-14	3 - 39 yrs.	85
Provo	UT	Residence Inn	0	1,150	18,277	59		19,486	(463)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	SpringHill Suites	0	1,092	16,465	74		17,631	(2,290)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	0	6,860	19,681	253		26,794	(542)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	0	5,968	0	18,958		24,926	(2,926)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	8,922	1,723	19,162	1,745		22,630	(4,716)	2004	Nov-08	3 - 39 yrs.	175
Charlottesville	VA	Courtyard	14,640	21,130	27,737	173		49,040	(794)	2000	Mar-14	3 - 39 yrs.	139
Chesapeake	VA	Marriott	0	3,040	14,097	24		17,161	(631)	2008	Mar-14	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	0	2,480	12,757	68		15,305	(380)	1999	Mar-14	3 - 39 yrs.	125
Manassas	VA	Residence Inn	0	1,395	14,962	1,500		17,857	(1,960)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	0	2,003	0	22,442		24,445	(71)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	0	0	83,698	4,436		88,134	(2,437)	1984	Mar-14	3 - 39 yrs.	410
Richmond	VA	Residence Inn	0	1,113	0	12,466		13,579	(40)	2014	Jul-12	3 - 39 yrs.	75
Suffolk	VA	Courtyard	0	940	5,186	18		6,144	(160)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	0	710	5,241	3		5,954	(162)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	13,695	10,580	29,140	266		39,986	(764)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	16,529	12,000	40,556	286		52,842	(983)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	11,921	18,950	25,028	69		44,047	(796)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	27,744	0	92,786	601		93,387	(2,663)	1991	Mar-14	3 - 39 yrs.	234
Tukwila	WA	Homewood Suites	9,251	8,130	16,659	41		24,830	(494)	1992	Mar-14	3 - 39 yrs.	106
Vancouver	WA	SpringHill Suites	0	3,010	16,162	26		19,198	(433)	2007	Mar-14	3 - 39 yrs.	119
Richmond	VA	Corporate Office	0	682	3,723	140		4,545	(435)	1893	May-13	3 - 39 yrs.	N/A
			$506,632	$520,406	$3,115,007	$153,967		$3,789,380	$(296,559)				21,917

Real estate owned:	2014	2013	2012
Balance as of January 1	$1,644,252	$1,609,821	$1,573,901
Acquisitions	2,293,925	7,225	19,461
Impairment of Depreciable Assets	(10,988)	0	0
Assets Held for Sale (4)	(212,129)	0	0
Improvements and Development Costs	74,320	27,206	16,459
Balance at December 31	$3,789,380	$1,644,252	$1,609,821

Accumulated depreciation:	2014	2013	2012
Balance as of January 1	$(200,754)	$(145,927)	$(93,179)
Depreciation expense	(112,346)	(54,827)	(52,748)
Assets Held for Sale (4)	16,541	0	0
Balance at December 31	$(296,559)	$(200,754)	$(145,927)

(1)  Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2) The aggregate cost for federal income tax purposes is approximately $3.6 billion at December 31, 2014 (unaudited).
(3) Amount includes a reduction in cost due to recognition of an impairment loss.
(4) The Company has 19 properties classified as held for sale as of December 31, 2014, and therefore are not included in this schedule.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: March 6, 2015
Justin G. Knight, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 6, 2015
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 6, 2015
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: March 6, 2015
Justin G. Knight, Director

By:	/s/ Glenn W. Bunting, Jr.	Date: March 6, 2015
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: March 6, 2015
Jon A. Fosheim, Director

By:	/s/ Bruce H. Matson	Date: March 6, 2015
Bruce H. Matson, Director

By:	/s/ Daryl A. Nickel	Date: March 6, 2015
Daryl A. Nickel, Director

By:	/s/ L. Hugh Redd	Date: March 6, 2015
L. Hugh Redd, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of August 7, 2013, as amended, among Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company, Apple Seven Acquisition Sub, Inc. and Apple Eight Acquisition Sub, Inc. (Incorporated by reference to Annex A to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

2.2
Purchase and Sale Agreement dated as of December 15, 2014 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.3
First Amendment to Purchase and Sale Agreement dated as of January 15, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.4
Second Amendment to Purchase and Sale Agreement dated as of February 4, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.3 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.5
Third Amendment to Purchase and Sale Agreement dated as of February 17, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.4 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.6
Fourth Amendment to Purchase and Sale Agreement dated as of February 24, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.5 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (FILED HEREWITH)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed March 5, 2014)

10.1
Advisory Agreement between the Company and Apple Nine Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.2
Property Acquisition/Disposition Agreement between the Company and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 4 to the registrant’s registration statement on Form S-11 (SEC File No. 333-147414) filed April 23, 2008 and effective April 25, 2008)

10.3*	The Company’s 2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.4 to registrant’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)

10.4
Voting Agreement, dated as of August 7, 2013, as amended, by and among Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company and Glade M. Knight (Incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.5	Form of Conversion Agreement (Incorporated by reference to Exhibit 99.5 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed August 8, 2013)

10.6
Termination Agreement dated as of August 7, 2013, as amended, by and among Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and the Company (Incorporated by reference to Annex G to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.7
Subcontract Agreement, dated as of August 7, 2013, as amended, between the Company and Apple Ten Advisors, Inc. (Incorporated by reference to Annex H to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

Index

Exhibit Number	Description of Documents

10.8
Assignment and Transfer Agreement, dated as of August 7, 2013, as amended, by and among Apple Fund Management, LLC, Apple Nine Advisors, Inc. and the Company (Incorporated by reference to Annex I to the joint proxy statement/prospectus included in the registrant’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.9
Credit Agreement dated as of March 3, 2014 between Apple Hospitality REIT, Inc., Bank of America, N.A., as Administrative Agent, Keybank National Association as Syndication Agent, Wells Fargo Bank, National Association and U.S. Bank National Association as Co-Documentation Agents, Regions Bank as Managing Agent and the other Lenders party thereto (Incorporated by reference to Exhibit 10.12 to the registrant's current report on Form 8-K (SEC File No. 000-53603) filed March 7, 2014)

10.10*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.11*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

21.1	Subsidiaries of the Company (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101
The following materials from Apple Hospitality REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

________________
* Denotes Compensation Plan.