Form 10-Q
period 2015-03-31
Apple Hospitality REIT, Inc.
filed 2015-05-07
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of registrant’s common shares outstanding as of May 1, 2015: 372,197,631

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

Index

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $327,243 and $296,559, respectively	$3,482,039	$3,492,821
Assets held for sale	0	195,588
Cash and cash equivalents	46,905	0
Restricted cash-furniture, fixtures and other escrows	30,694	32,526
Due from third party managers, net	39,337	22,879
Other assets, net	35,398	35,935
Total Assets	$3,634,373	$3,779,749

Liabilities
Credit facility	$100,000	$191,600
Mortgage debt	507,016	517,970
Accounts payable and other liabilities	43,384	55,555
Total Liabilities	650,400	765,125

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 372,643,935 and 373,820,814 shares, respectively	3,726,501	3,737,328
Accumulated other comprehensive loss	(785)	(511)
Distributions greater than net income	(741,743)	(722,193)
Total Shareholders' Equity	2,983,973	3,014,624

Total Liabilities and Shareholders' Equity	$3,634,373	$3,779,749

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Room	$192,013	$125,442
Other	18,339	11,679
Total revenue	210,352	137,121

Expenses:
Operating	54,605	35,256
Hotel administrative	17,156	10,358
Sales and marketing	17,098	11,084
Utilities	8,158	5,390
Repair and maintenance	9,169	5,612
Franchise fees	8,822	5,716
Management fees	7,505	4,933
Property taxes, insurance and other	11,561	7,126
Ground lease	2,501	872
General and administrative	5,547	2,519
Transaction and potential listing costs	1,224	2,110
Series B convertible preferred share expense	0	117,133
Depreciation	30,719	19,559
Total expenses	174,065	227,668

Operating income (loss)	36,287	(90,547)

Interest and other expense, net	(7,737)	(3,524)
Gain on sale of real estate	15,629	0

Income (loss) before income taxes	44,179	(94,071)

Income tax expense	(312)	(391)

Net income (loss)	$43,867	$(94,462)

Unrealized gain (loss) on interest rate derivative	(274)	468

Comprehensive income (loss)	$43,593	$(93,994)

Basic and diluted net income (loss) per common share	$0.12	$(0.38)

Weighted average common shares outstanding - basic and diluted	372,892	248,665

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$43,867	$(94,462)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Series B convertible preferred share expense	0	117,133
Depreciation	30,719	19,559
Gain on sale of real estate	(15,629)	0
Other non-cash expenses, net	2,519	223
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Increase in due from third party managers, net	(16,458)	(12,875)
Increase in other assets, net	(2,229)	(1,190)
Decrease in accounts payable and other liabilities	(6,531)	(5,517)
Net cash provided by operating activities	36,258	22,871

Cash flows from investing activities:
Capital improvements and development costs	(18,806)	(11,790)
Decrease in capital improvement reserves	3,836	186
Net proceeds from sale of real estate	201,853	2,134
Net cash provided by (used in) investing activities	186,883	(9,470)

Cash flows from financing activities:
Redemptions of shares	(10,827)	0
Distributions paid to common shareholders	(63,417)	(45,866)
Payments on extinguished credit facilities	0	(129,490)
Net proceeds from (payments on) existing credit facility	(91,600)	150,500
Proceeds from mortgage debt	10,000	0
Payments of mortgage debt	(19,899)	(1,841)
Financing costs	(493)	(4,806)
Net cash used in financing activities	(176,236)	(31,503)

Increase (decrease) in cash and cash equivalents	46,905	(18,102)

Cash and cash equivalents, beginning of period	0	18,102

Cash and cash equivalents, end of period	$46,905	$0

Supplemental cash flow information:
Interest paid	$8,063	$4,280

Supplemental disclosure of noncash investing and financing activities:
Merger transactions purchase price, net	$0	$1,814,613
Conversion of Series B convertible preferred shares to common shares	$0	$117,133

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  As of March 31, 2015, the Company owned 173 hotels with an aggregate of 22,003 rooms located in 32 states.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2014 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net loss, shareholders’ equity or cash flows.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which is comprised of unrealized gains and losses resulting from hedging activity.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three months ended March 31, 2015 and 2014.  As a result, basic and dilutive net income (loss) per common share were the same.  As discussed in Note 2, as a result of becoming self-advised, the Series B convertible preferred shares converted to common shares effective March 1, 2014, resulting in approximately 11.6 million additional common shares outstanding.

Index

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”).  Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into wholly owned subsidiaries of the Company effective March 1, 2014 and Apple Seven’s and Apple Eight’s separate corporate existence ceased.  With the completion of the A7 and A8 mergers, the Company added 99 continuing hotels located in 27 states (consisting of 48 hotels with an aggregate of 6,209 rooms from Apple Seven and 51 hotels with an aggregate of 5,912 rooms from Apple Eight) to the Company’s real estate portfolio.

In connection with the A7 and A8 mergers, the Company issued approximately 180 million common shares to Apple Seven and Apple Eight shareholders.  The Company accounted for the A7 and A8 mergers in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company was considered the acquirer for financial reporting purposes, which required, among other things, that the assets acquired and liabilities assumed from Apple Seven and Apple Eight be recognized at their acquisition date fair values.  For purpose of accounting for the transactions, the total consideration of the Company’s common shares transferred in the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on a fair value estimate of $10.10 per common share.

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

All costs related to the A7 and A8 mergers have been expensed in the period they were incurred and are included in transaction and potential listing costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $7.2 million in total merger costs (including approximately $1.4 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers discussed in Note 10), of which approximately $0.7 million and $2.0 million, respectively, were incurred during the three months ended March 31, 2015 and 2014.  During the first quarter of 2015, the merger costs consisted primarily of costs to defend the class action lawsuit.

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

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through March 31, 2014, included in the Company’s consolidated statements of operations were approximately $38.4 million and $8.7 million, respectively.

Index

The following unaudited pro forma information for the three months ended March 31, 2015 and 2014 is presented as if the A7 and A8 mergers, effective March 1, 2014, had occurred on January 1, 2014, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the mergers been completed on January 1, 2014, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the mergers.  Amounts are in thousands except per share data.

	Three Months Ended March 31,
	2015	2014
Total revenue	$210,352	$197,969
Net income	$44,573	$25,993
Net income per share - basic and diluted	$0.12	$0.07
Weighted average common shares outstanding - basic and diluted	372,892	373,821

For purposes of calculating these pro forma amounts, merger transaction costs and the expense related to the conversion of the Series B convertible preferred shares, each included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these are attributable to the A7 and A8 mergers and related transactions and do not have an ongoing impact to the statements of operations.  Merger transaction costs totaled approximately $0.7 million and $2.0 million for the three months ended March 31, 2015 and 2014.  The expense related to the conversion of the Series B convertible preferred shares was approximately $117.1 million for the three months ended March 31, 2014.  As discussed in Note 4, the Company sold 18 hotels on February 26, 2015, of which 12 of the hotels were acquired with the A7 and A8 mergers, and therefore the pro forma results of the Company for the three months ended March 31, 2015 only include operations of the 18 hotels through the time of the sale on February 26, 2015.

3.  Investment in Real Estate

The Company’s total investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Land	$520,406	$520,406
Building and Improvements	3,024,406	3,010,314
Furniture, Fixtures and Equipment	256,953	251,170
Franchise Fees	7,517	7,490
	3,809,282	3,789,380
Less Accumulated Depreciation	(327,243)	(296,559)
Investment in Real Estate, net	$3,482,039	$3,492,821

As of March 31, 2015, the Company owned 173 hotels with an aggregate of 22,003 rooms located in 32 states.  As further discussed in Note 4, during the first quarter of 2015 the Company decided not to sell the TownePlace Suites in Columbus, Georgia, which was classified as held for sale as of December 31, 2014, and reclassified the property as held and used as of March 31, 2015.

The Company determined there was no impairment of its real estate assets for the three months ended March 31, 2015 or 2014.

Index

4.  Dispositions

In December 2014, the Company entered into a purchase and sale agreement for 19 properties for $213 million.  These properties were identified for potential sale during the third quarter of 2014.  The 19 properties were classified as held for sale at historical cost in the Company’s consolidated balance sheet as of December 31, 2014.  On February 26, 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million, resulting in a gain of approximately $15.6 million, which is included in the Company’s consolidated statement of operations in the first quarter of 2015.  The following table lists the 18 hotels sold:

City	State	Brand	Date Acquired	Rooms
Huntsville	AL	TownePlace Suites	3/1/2014	86
Troy	AL	Courtyard	6/18/2009	90
Troy	AL	Hampton Inn	3/1/2014	82
Rogers	AR	Fairfield Inn & Suites	3/1/2014	99
Pueblo	CO	Hampton Inn & Suites	10/31/2008	81
Port Wentworth	GA	Hampton Inn	3/1/2014	106
Bowling Green	KY	Hampton Inn	3/1/2014	130
Alexandria	LA	Courtyard	9/15/2010	96
West Monroe	LA	Hilton Garden Inn	7/30/2010	134
Concord	NC	Hampton Inn	3/1/2014	101
Dunn	NC	Hampton Inn	3/1/2014	120
Jacksonville	NC	TownePlace Suites	2/16/2010	86
Matthews	NC	Hampton Inn	3/1/2014	91
Cincinnati	OH	Homewood Suites	3/1/2014	76
Tulsa	OK	Hampton Inn & Suites	3/1/2014	102
Jackson	TN	Courtyard	12/16/2008	94
Brownsville	TX	Courtyard	3/1/2014	90
San Antonio	TX	TownePlace Suites	3/1/2014	123
Total				1,787

The 18 hotels had a total carrying value of approximately $188.3 million at the time of the sale.  The Company used a portion of the proceeds from the sale to repay the outstanding balance under its revolving credit facility, with the remaining portion to be used to acquire other hotel properties and fund hotel renovations.  The Company’s consolidated statements of operations include operating income of approximately $2.0 million for both the three months ended March 31, 2015 and 2014 relating to results of operations for the 18 hotels for the respective periods of ownership.  Twelve of the 18 hotels were originally acquired by the Company in the A7 and A8 mergers, effective March 1, 2014 (see table above for a list of properties), and therefore the historical operating results of the Company only include operations from March 1, 2014 through the date of sale for these hotels.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2015 and 2014.

As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (the TownePlace Suites in Columbus, Georgia with a purchase price of $6.6 million) from the transaction.  At this time, the Company does not have any immediate plans to sell this hotel.  Due to this change in plans, this hotel was reclassified as held and used during the first quarter of 2015 and is included in investment in real estate, net in the Company’s consolidated balance sheet as of March 31, 2015.  There are no assets classified as held for sale as of March 31, 2015.

Prior to the sale, on February 13, 2015, the Company extinguished a mortgage totaling approximately $4.6 million secured by the Hampton Inn located in Concord, North Carolina, and incurred expenses, including defeasance costs during the first quarter of 2015, which were recorded as a reduction to the gain on sale of real estate.

Index

5.  Credit Facility and Mortgage Debt

Credit Facility

On March 3, 2014, the Company entered into a $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  The $345 million credit facility is available for working capital, hotel acquisitions, hotel renovations and development and other general corporate purposes, including the funding of share repurchases and payment of distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  Under the terms of the $345 million credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments on the $345 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019 (see Note 6 for more information on the interest rate swap agreement).  The Company is also required to pay an unused facility fee of 0.20% or 0.30% on the unused portion of the $245 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.  As of March 31, 2015, the credit facility had an outstanding principal balance of $100 million, which consisted only of the $100 million term loan with an effective annual fixed interest rate of approximately 3.13%.  As of December 31, 2014, the credit facility had an outstanding principal balance of $191.6 million, including the $100 million term loan with an effective annual fixed interest rate of approximately 3.13% and $91.6 million outstanding on the $245 million revolving credit facility with an annual variable interest rate of approximately 1.77%.

The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults.  It also contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and maximum dividend payout ratio.  The Company was in compliance with the applicable covenants at March 31, 2015.

Mortgage Debt

As of March 31, 2015, the Company had approximately $503.4 million in outstanding property level debt secured by 45 properties, with maturity dates ranging from April 2015 to October 2032, stated interest rates ranging from 0% to 6.90% and effective interest rates ranging from 3.66% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments as of March 31, 2015 and December 31, 2014 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2015	Outstanding balance as of December 31, 2014
Overland Park, KS	Residence Inn	5.74%		3/1/2014		(2)	$6,018	$0	$5,833
Concord, NC	Hampton Inn	6.10%		3/1/2014		(3)	4,718	0	4,644
Westford, MA	Residence Inn	5.30%	(4)	3/1/2014		(5)	6,530	0	6,397
Dallas, TX	Hilton	6.63%		5/17/2011		(6)	20,988	18,744	18,913
Rogers, AR	Hampton Inn	5.20%		8/31/2010	9/1/2015		8,337	7,543	7,593
St. Louis, MO	Hampton Inn	5.30%		8/31/2010	9/1/2015		13,915	12,610	12,692
Kansas City, MO	Hampton Inn	5.45%		8/31/2010	10/1/2015		6,517	5,924	5,961
Allen, TX	Hilton Garden Inn	5.37%		10/31/2008	10/11/2015		10,787	9,498	9,559
Kansas City, MO	Residence Inn	5.74%		3/1/2014	11/1/2015		10,602	10,362	10,420
Fayetteville, NC	Residence Inn	5.14%		3/1/2014	12/1/2015		6,545	6,368	6,410
Austin, TX	Homewood Suites	5.99%		4/14/2009	3/1/2016		7,556	6,428	6,486
Austin, TX	Hampton Inn	5.95%		4/14/2009	3/1/2016		7,553	6,420	6,478
Tupelo, MS	Hampton Inn	5.90%		3/1/2014	3/1/2016		3,124	2,932	2,977
Houston, TX	Residence Inn	5.71%		3/1/2014	3/1/2016		9,930	9,687	9,745
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014	4/11/2016		5,557	5,364	5,410
Round Rock, TX	Hampton Inn	5.95%		3/6/2009	5/1/2016		4,175	3,551	3,583
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014	6/1/2016		10,494	10,274	10,327
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011	7/8/2016		4,954	4,643	4,665
Bristol, VA	Courtyard	6.59%		11/7/2008	8/1/2016		9,767	8,877	8,922
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		13,931	13,620	13,695
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		16,813	16,438	16,529
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016		14,892	14,559	14,640
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016		12,009	11,741	11,806
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016		7,458	7,318	7,352
Lewisville, TX (7)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(4)	3/1/2014	1/13/2017		15,662	15,324	15,402
Burbank, CA	Residence Inn	4.24%	(4)	3/1/2014	1/13/2017		23,493	22,986	23,103
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017		4,977	4,809	4,849
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,893	5,922
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,693	10,745
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,543	15,619
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017		6,052	5,393	5,437
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,595	12,661
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	11,187	11,254
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	11,982	12,055
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,594	5,627
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,695	14,782
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,851	11,921
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	27,579	27,744
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	22,062	22,193
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,531	8,584
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	9,195	9,251
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,420	6,462
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	8,085	8,137
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	18,096	18,216
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	16,231	16,337
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024		27,000	26,654	26,806
Westford, MA	Residence Inn	4.28%		3/18/2015	4/11/2025	(5)	10,000	10,000	0
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010	10/1/2032	(8)	7,894	7,078	7,132
							$545,996	$503,377	$513,276
Unamortized fair value adjustment of assumed debt								3,639	4,694
Total								$507,016	$517,970

(1)
Unless otherwise noted, these rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Loan was repaid in full on January 2, 2015.
(3)	Property securing loan was sold on February 26, 2015 and was classified as held for sale as of December 31, 2014. Debt was extinguished prior to the sale on February 13, 2015.
(4)	The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(5)	Loan was refinanced on March 18, 2015, and the existing related swap was terminated.
(6)	Loan was repaid in full on April 6, 2015.
(7)	Unsecured loan.
(8)	Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

Index

6.  Fair Value of Financial Instruments

Credit Facility and Mortgage Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2015, the carrying value and estimated fair value of the Company’s debt was approximately $607.0 million and $618.5 million.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $709.6 million and $718.9 million.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  These instruments, as described below, are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

On March 1, 2014, the Company assumed three interest rate swap agreements, with an aggregate notional amount of $45.7 million that effectively fixed the interest rate on two separate variable-rate mortgage loans assumed with the A7 and A8 mergers through maturity.  The fair value of the interest rate swap agreements assumed was approximately $0.5 million (liability) and was included in accounts payable and other liabilities as part of the purchase price allocation.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  As of December 31, 2014, the fair value of these swaps was approximately $0.3 million (liability).  During the first quarter of 2015, one of these swaps expired.  Additionally, during the first quarter of 2015, one swap was terminated in conjunction with the extinguishment of the related mortgage loan, and the Company incurred a termination fee of approximately $0.05 million, which was equal to the swap’s fair value at the date of termination and was paid in satisfaction of the existing liability.  As of March 31, 2015, the fair value of the remaining swap was approximately $0.3 million (liability).  These interest rate swaps assumed were not designated by the Company as hedges for accounting purposes, and therefore the changes in the fair value for these swaps are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For the three months ended March 31, 2015 and 2014, the change in fair value (excluding the $0.05 million termination fee) resulted in a net increase of approximately $0.1 million and a net decrease of approximately $0.2 million, respectively, to interest and other expense, net.

In March 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixes the interest rate on the $100 million term loan (subject to the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company pays a fixed interest rate of 1.58% and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement matures in March 2019.  As of March 31, 2015 and December 31, 2014, the fair value of this swap totaled approximately $1.6 million and $0.5 million (liability), respectively.  At inception, the interest rate swap was designated by the Company as an effective cash flow hedge for accounting purposes.  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedge.  From inception of the swap through March 2, 2015, the swap was a fully effective hedge for accounting purposes, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets, which totaled $0.8 million and $0.5 million as of March 31, 2015 and December 31, 2014, respectively.  For the three months ended March 31, 2015 and 2014, the Company recorded an unrealized loss of approximately $0.3 million and an unrealized gain of approximately $0.5 million, respectively, in other comprehensive income (loss) relating to this swap.  In 2015, the Company announced its intent to pursue a listing of its common shares on a national securities exchange and intent to enter into a new credit facility to fund a possible tender offer and share buyback program.  As a result of this decision, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore the Company discontinued hedge accounting, and the change in fair value resulting in a loss of $0.8 million for the remainder of the quarter was recorded to interest and other expense, net in the Company’s consolidated statement of operations.  The Company will reclassify the amount included in accumulated other comprehensive loss as of March 31, 2015 to interest and other expense, net if it becomes probable that the cash flows relating to interest payments on the $100 million term loan will change.

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

The following is a summary of the notional amounts, maturity dates and fair values (liabilities) of the interest rate swap agreements outstanding as of March 31, 2015 and December 31, 2014 (in thousands):

			Fair value
Related debt	Notional amount at March 31, 2015	Maturity date	March 31, 2015	December 31, 2014
Term loan facility (1)	$100,000	3/1/2019	$(1,553)	$(511)
Westford Residence Inn (2)(3)	0	10/1/2015	0	(74)
Oceanside Residence Inn/Burbank Residence Inn (2)(4)	0	1/13/2015	0	(11)
Oceanside Residence Inn/Burbank Residence Inn (2)(5)	38,310	1/13/2017	(296)	(183)

(1)
Designated as a cash flow hedge through March 2, 2015 and was fully effective during this period.  From March 3, 2015 and thereafter, due to a potential change in the underlying hedged debt instrument as discussed above, the swap is no longer designated as a cash flow hedge.

(2)	Not designated as a cash flow hedge.
(3)
On March 18, 2015, the Company refinanced the related mortgage note and terminated this swap agreement.  As part of this termination, the Company paid a fee of approximately $0.05 million to satisfy the outstanding liability at the time of termination.

(4)	Swap matured during the first quarter of 2015.
(5)	Effective date of the forward interest rate swap agreement was January 13, 2015, the same date the previous swap agreement matured.

The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

7.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  There have been no changes to the contracts and relationships discussed in the Company’s 2014 Annual Report on Form 10-K.  Below is a summary of the related party relationships in effect as of March 31, 2015.

Prior to the A7 and A8 mergers, Glade M. Knight, Executive Chairman of the Company and formerly Chairman and Chief Executive Officer of the Company, was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple REIT Ten, Inc. (“Apple Ten”).  The former advisors of Apple Seven, Apple Eight and the Company, and the advisors of Apple Ten, are wholly owned by Mr. Knight.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Effective January 1, 2015, Justin G. Knight, the Company’s President and Chief Executive Officer, and Apple Ten’s President, was appointed to the Company’s Board of Directors.

Index

Subcontract Agreement with Apple Ten Advisors, Inc.

In connection with the Merger Agreement, on August 7, 2013, the Company entered into a subcontract agreement, as amended with Apple Ten Advisors, Inc. (“A10A”) to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to the Company.  The subcontract agreement provides that, from and after the completion of the A7 and A8 mergers, the Company provides to Apple Ten advisory services and receives an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and is reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Total advisory fees earned by the Company from Apple Ten for the three months ended March 31, 2015 and 2014 totaled approximately $0.4 million and $0.1 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

Support Services to Apple Ten, A10A and Apple Suites Realty Group, Inc.

From and after the A7 and A8 mergers, the Company provides support services to Apple Ten, A10A and Apple Suites Realty Group, Inc. (“ASRG”), which have agreed to reimburse the Company for its costs in providing these services.  Total reimbursed costs received by the Company from these entities for the three months ended March 31, 2015 and 2014 totaled approximately $0.7 million and $0.3 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company.  The amounts reimbursed to the Company are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ASRG.  As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management and renovation purposes.  Apple Air is jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of both March 31, 2015 and December 31, 2014, totaled approximately $1.0 million and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The aircraft is also leased to affiliates of the Company based on third party rates, which was not significant during the reporting periods.

8.  Shareholders’ Equity

Distributions

For the three months ended March 31, 2015 and 2014, the Company made distributions of $0.17 and $0.1934 per common share for a total of $63.4 million and $45.9 million, respectively.  The Company’s current annual distribution rate, payable monthly is $0.68 per common share.  As contemplated by the A7 and A8 mergers, the Board of Directors reduced the annual distribution rate from $0.83025 per common share to $0.66 per common share, effective with the March 2014 distribution.  Effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $0.66 per common share to $0.68 per common share.

Index

Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  The Board of Directors initially approved limiting redemptions of common shares only in the event of death or eligible disability of a shareholder, and in February 2015, the Board of Directors approved limiting redemptions to death of a shareholder only.  The number of common shares that may be redeemed in any given year is also limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed funds available for redemption, redemptions will be made on a pro rata basis.  During the three months ended March 31, 2015, the Company redeemed approximately 1.2 million common shares at a price of $9.20 per common share, or a total of approximately $10.8 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.

Potential Reverse Share Split

In February 2015, the Company filed articles of amendment to the amended articles of incorporation of the Company that provide for a 50% reverse share split of the common shares of the Company immediately prior to, but subject to the effectiveness of, the initial listing of the Company’s common shares on a national securities exchange.  The articles of amendment provide that, in the event a listing occurs, each common share of the Company will be reclassified into one-half (1/2) of such common share.  Such reclassified common shares would have the same respective voting rights, preferences and relative, participating, optional or other rights, and qualifications, limitations or restrictions set forth in the amended articles of incorporation immediately prior to the effectiveness of the reclassification.  These articles of amendment were previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the A7 and A8 mergers.  The potential reverse share split is not reflected in the Company’s common shares as of March 31, 2015.

9.  Compensation Plans

In March 2015, the Compensation Committee of the Board of Directors approved an incentive plan (“2015 Incentive Plan”), effective January 1, 2015, for participants and established incentive goals for 2015.  Under the 2015 Incentive Plan, participants will be eligible to receive a bonus to be determined pursuant to a weighted average formula based on the achievement of certain 2015 performance measures.  The range of payouts under the 2015 Incentive Plan is $0 - $13 million.  Based on performance through March 31, 2015, the Company has accrued approximately $2.2 million as a liability for potential bonus payments, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of March 31, 2015 and general and administrative expense in the Company’s consolidated statements of operations for the three months ended March 31, 2015.  A portion of any awards under the 2015 Incentive Plan, if any, may be issued in restricted stock under the 2014 Omnibus Incentive Plan, 50% of which would vest upon issuance and 50% would vest at the end of 2016.  During 2014, a comparable incentive plan was approved by the Board of Directors in May 2014.

10.  Legal Proceedings

In re Apple REITs Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company, ASRG, Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., A10A, Apple Fund Management, LLC, Apple REIT Six, Inc., Apple Seven, Apple Eight and Apple Ten, their directors and certain officers, and David Lerner Associates, Inc. and David Lerner were parties to a consolidated matter called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO.  On March 25, 2015, United States District Judge Kiyo A. Matsumoto entered a Memorandum and Order dismissing all remaining claims in this matter and judgment was entered in favor of the defendants, including the Company.  The time for appeal on this matter has passed.

DCG&T et al. v. Knight, et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.).

Index

On December 18, 2014, the United States District Court for the Eastern District of Virginia issued an order granting the Defendants’ motion to dismiss in part and denying it in part. Specifically, the court dismissed each of Plaintiffs’ class action claims, but held that Plaintiffs could bring derivative claims for breach of fiduciary duties of care and loyalty (Count II) and for conflicts of interest (Count IV).  On April 1, 2015, the Court entered an agreed stipulation of dismissal, dismissing with prejudice Count IV.

Discovery in the case is proceeding.  A bench trial is scheduled to begin July 13, 2015.

The Company believes that Plaintiffs’ claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple Seven and Apple Eight, now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).

On March 9, 2015, the Court entered a Memorandum and Order dismissing all claims.  On April 6, 2015, Plaintiff filed a Second Amended Class Action Complaint asserting a breach of contract claim.  Defendants moved to dismiss the Second Amended Complaint on April 29, 2015.

The Company believes that Plaintiff’s claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Wenzel v. Knight et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on June 16, 2014, Plaintiff Dorothy Wenzel, purportedly a shareholder of Apple Seven and Apple Eight, now part of the Company, filed a class action against Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Fund Management, LLC and several officers and directors of the Company on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs' Dividend Reinvestment Plans between July 17, 2007 and June 30, 2013 (Wenzel v. Knight, et al., Case No. 3:14-cv-00432, E.D. Va.).  On February 4, 2015, Plaintiff filed an amended complaint against the Company, Apple Eight Advisors, Inc., Apple Fund Management, LLC, and several officers and directors of the Company alleging breach of contract, tortious interference with contract, fraud, negligence and violation of the Virginia Securities Act.  Defendants’ Motion to Dismiss all claims is fully briefed and the case is stayed pending the Court’s ruling on the Motion.

The Company believes that Plaintiff's claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

11.  Subsequent Events

In April 2015, the Company declared and paid approximately $21.1 million, or $0.056667 per outstanding common share, in distributions to its common shareholders.

In April 2015, under the Company’s limited share redemption program, the Company redeemed approximately 0.4 million common shares in the amount of $4.1 million.  Redemptions were limited to death of a shareholder and were made at a price of $9.20 per common share.  All eligible redemption requests were fulfilled.  Following this redemption, the Board of Directors approved the termination of the limited share redemption program.  No additional redemptions will be made under this program.

In April 2015, the Board of Directors approved the termination of the Company’s suspended Dividend Reinvestment Plan, which had been suspended since June 2013.

Index

In April 2015, the Company announced its intention to list the Company’s common shares on the New York Stock Exchange on or about May 18, 2015.  Should a listing occur, the Board of Directors has authorized a reduction of the annual distribution rate from $0.68 per common share to $0.60 per common share (on a pre-reverse split basis) effective with the June 2015 distribution.  The Company intends to continue to pay distributions on a monthly basis.

Subsequent to March 31, 2015, the Company entered into a series of contracts for the potential purchase of five hotels.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the hotel and contract information.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit
Hartford, CT (a)	Homewood Suites	4/23/2015	116	$18,500	$500
Burbank, CA (b)	SpringHill Suites	4/23/2015	170	60,000	100
Atlanta, GA (b)	Home2 Suites	5/5/2015	128	24,600	100
Cypress, CA	Hampton Inn	5/5/2015	110	19,800	500
Fort Lauderdale, FL	Hampton Inn	5/5/2015	156	23,000	500
			680	$145,900	$1,700

(a)
The purchase contract for this hotel requires the Company to assume approximately $13.4 million in mortgage debt.  This loan provides for monthly payments of principal and interest on an amortized basis.

(b)	These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements, including statements regarding the timing and certainty of a listing of the Company’s common shares on the New York Stock Exchange and other related events, involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; the ability of the Company to provide liquidity opportunities for its shareholders; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of March 31, 2015, the Company owned 173 hotels with an aggregate of 22,003 rooms located in 32 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year.  Although the economy in the United States has continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis (as defined below), and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014.

Index

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties.  In December 2014, the Company entered into a purchase and sale agreement for 19 properties for $213 million.  These properties were identified for potential sale during the third quarter of 2014 based on individual market conditions, the Company’s total investment in certain markets and additional capital requirements for these properties.  On February 26, 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million, resulting in a gain of approximately $15.6 million, which is included in the Company’s consolidated statement of operations in the first quarter of 2015.  Twelve of the 18 hotels sold were acquired in the Company’s mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), effective March 1, 2014 (the “A7 and A8 mergers”).  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel with a purchase price of $6.6 million from the transaction.  At this time, the Company does not have any immediate plans to sell this hotel.  The Company used a portion of the proceeds from the sale to repay the outstanding balance under its revolving credit facility, with the remaining portion to be used to acquire other hotel properties and fund hotel renovations.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the Company owned 173 hotels.  For hotels acquired, opened or disposed of during the current reporting period and prior year, operating results for these hotels are not comparable for the three months ended March 31, 2015 and 2014.  These hotels include 99 continuing hotels that were acquired in the A7 and A8 mergers, effective March 1, 2014, one hotel acquired and two newly constructed hotels that opened during the fourth quarter of 2014, and the 18 hotels disposed of on February 26, 2015 (12 of which were acquired in the A7 and A8 mergers).  The results of operations for the three months ended March 31, 2014 include only one month of results for the hotels acquired through the A7 and A8 mergers.  Additionally, the results of operations for the three months ended March 31, 2015 include results of operations for the 18 hotels sold on February 26, 2015 only through the time of the sale.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership.

	Three Months Ended March 31,
(in thousands)	2015	Percent of Revenue	2014	Percent of Revenue

Total revenue	$210,352	100%	$137,121	100%
Hotel operating expense	122,513	58%	78,349	57%
Property taxes, insurance and other expense	11,561	5%	7,126	5%
Ground lease expense	2,501	1%	872	1%
General and administrative expense	5,547	3%	2,519	2%

Transaction and potential listing costs	1,224		2,110
Depreciation expense	30,719		19,559
Interest and other expense, net	7,737		3,524
Gain on sale of real estate	15,629		-
Income tax expense	312		391

Index

Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 173 hotels owned as of March 31, 2015 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 173 hotels owned as of the end of the reporting period.  For the hotels acquired through the A7 and A8 mergers, the Company has included results for those hotels during periods prior to the Company’s ownership (January and February 2014).

	Three Months Ended March 31,
	2015	2014	Percent Change
ADR	$126.56	$120.87	4.7%
Occupancy	74.0%	72.1%	2.6%
RevPAR	$93.69	$87.11	7.6%

Results of Operations

As of March 31, 2015, the Company owned 173 hotels with 22,003 rooms as compared to 188 hotels with a total of 23,489 rooms as of March 31, 2014.  The Company acquired 99 continuing hotels as part of the A7 and A8 mergers effective March 1, 2014, acquired one hotel and opened two newly constructed hotels during the fourth quarter of 2014, and sold 18 hotels on February 26, 2015.  As a result, the comparability of results during the three months ended March 31, 2015 and 2014 as discussed below is significantly impacted by these transactions.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income for its Comparable Hotels improved during the three months ended March 31, 2015 as compared to the same period in 2014.   The Company expects continued improvement in revenue and operating income in 2015 as compared to 2014. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended March 31, 2015 and 2014, the Company had total revenue of $210.4 million and $137.1 million, respectively.  This revenue primarily reflects hotel operations for the 173 hotels owned as of March 31, 2015 and for the 18 hotels sold in February 2015 for their respective periods of ownership by the Company.  Total revenue for the Company’s Comparable Hotels was $203.6 million and $186.9 million for the three months ended March 31, 2015 and 2014, respectively, an increase of approximately 9%.  For the three months ended March 31, 2015 and 2014, respectively, the Comparable Hotels achieved combined average occupancy of 74.0% and 72.1%, ADR of $126.56 and $120.87 and RevPAR of $93.69 and $87.11.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.  During the first quarter of 2015, the Company experienced an increase in demand, with average occupancy for its Comparable Hotels increasing 2.6% as compared to the first quarter of 2014.  In addition, also signifying a progressing economy, during the first quarter of 2015, the Company experienced an increase in ADR for its Comparable Hotels of 4.7% as compared to the first quarter of 2014.  Although certain markets continue to be negatively impacted by reduced government spending and increased supply growth, with overall continued demand and room rate improvement, the Company, on a comparable basis, and industry are forecasting a mid to upper-single digit percentage increase in revenue for 2015 as compared to 2014.

Index

Expenses

Hotel operating expense primarily relates to the 173 hotels owned as of March 31, 2015 and for the 18 hotels sold in February 2015 for their respective periods owned and consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2015 and 2014, respectively, hotel operating expense totaled $122.5 million and $78.3 million or 58% and 57% of total revenue for each respective period.  Overall hotel operational expenses for the first quarter of 2015 reflect the impact of the A7 and A8 mergers for the entire quarter and the impact of the disposition of 18 hotels until the date of sale, and for the first quarter of 2014 reflect the A7 and A8 mergers only for the month of March and the 18 hotels sold in 2015 (of which 12 were acquired in the A7 and A8 mergers) for the entire period.  The increase in operating expense as a percentage of revenue is primarily due to the timing of the A7 and A8 mergers, which were effective March 1, 2014.  For the Company’s Comparable Hotels, operating expense as a percentage of revenue decreased slightly for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to the overall increase in ADR for these hotels.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature.  The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  The Company has experienced a modest increase in labor benefit costs compared to the same period in the prior year, which are likely to continue to grow at increased rates due to government regulations surrounding healthcare and other benefits.  Other government-related initiatives, such as the “living wage” increase, also could impact operating expenses in certain markets moving forward.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended March 31, 2015 and 2014 totaled $11.6 million and $7.1 million, respectively, or 5% of total revenue for each respective period.  For the Company’s Comparable Hotels, real estate taxes during the three months ended March 31, 2015 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities and from the improved economy, partially offset by a decrease in 2015 due to successful appeals of tax assessments at certain locations.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2015.  The Company will continue to appeal tax assessments in certain jurisdictions to minimize the tax increases as warranted.

Ground lease expense for the three months ended March 31, 2015 and 2014 was $2.5 million and $0.9 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for ten of its hotel properties, nine of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and administrative expense for the three months ended March 31, 2015 and 2014 was $5.5 million and $2.5 million, respectively, or 3% and 2% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, as well as legal fees, accounting fees and reporting expenses.  In connection with the completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, became employed by the Company at that time, rather than the Company’s former external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which are reductions to general and administrative expenses.  The increase in general and administrative expense was primarily related to approximately $2.2 million accrued during the first quarter of 2015 for potential payments under the Company’s 2015 incentive compensation plan.  During 2014, a comparable plan was approved by the Board of Directors in May 2014, and therefore potential payments related to this plan were not incurred until the second quarter of 2014.

Transaction and potential listing costs for the three months ended March 31, 2015 and 2014 were $1.2 million and $2.1 million, respectively, and consists primarily of costs related to the A7 and A8 mergers, effective March 1, 2014, and costs related to the Board of Directors’ ongoing review and evaluation of strategic alternatives, including a potential listing of the Company’s common shares on a national securities exchange.  Merger costs for the three months ended March 31, 2015 consisted primarily of costs to defend the A7 and A8 mergers class action lawsuit, discussed in Note 10 titled Legal Proceedings in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Index

Depreciation expense for the three months ended March 31, 2015 and 2014 was $30.7 million and $19.6 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned as a result of the A7 and A8 mergers and renovations completed throughout 2015 and 2014.  These increases were partially offset by the sale of the 18 hotels in February 2015, which were classified as held for sale as of December 31, 2014 and therefore no depreciation was recorded for the properties during the first quarter of 2015.

Interest and other expense, net for the three months ended March 31, 2015 and 2014 was $7.7 million and $3.5 million, respectively and is net of approximately $0.6 million and $0.3 million of interest capitalized associated with renovation and construction projects.  The increase in interest expense was primarily due to an increase in the Company’s average outstanding borrowings during the first quarter of 2015 as compared to the prior year’s quarter which is attributable to (a) the mortgage debt assumed effective March 1, 2014 with the A7 and A8 mergers and (b) borrowings on the Company’s $345 million credit facility beginning March 3, 2014, which were primarily used to repay the extinguished credit facilities associated with the A7 and A8 mergers, pay closing costs, fund hotel renovations and development, service debt repayments and other general corporate purposes.  These increases were partially offset by a full repayment of the outstanding balance of the Company’s revolving credit facility as a result of cash proceeds received from the sale of 18 hotels on February 26, 2015 as discussed herein.  The impact of higher debt balances was partially offset by a reduction in the average interest rate incurred under the Company’s outstanding debt.  In addition to the above, the Company recorded a loss of approximately $0.8 million to interest and other expense, net during the first quarter of 2015 related to the change in fair value in the Company’s interest rate swap that was no longer designated as a cash flow hedge due to a potential change in the underlying hedged debt instrument.

Series B Convertible Preferred Share Expense

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

Index

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

The Company further adjusts FFO for certain additional items that are not in NAREIT’s definition of FFO, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense and transaction and potential listing costs as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$43,867	$(94,462)
Depreciation of real estate owned	30,489	19,483
Gain on sale of real estate	(15,629)	-
Amortization of favorable and unfavorable leases, net	2,023	104
Funds (loss) from operations	60,750	(74,875)
Series B convertible preferred share expense	-	117,133
Transaction and potential listing costs	1,224	2,110
Non-cash straight-line ground lease expense	850	294
Modified funds from operations	$62,824	$44,662

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

The Company considers the exclusion of certain additional items from EBITDA useful, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense, transaction and potential listing costs, and the gain on sale of real estate as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

Index

The following table reconciles the Company’s GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$43,867	$(94,462)
Depreciation	30,719	19,559
Amortization of favorable and unfavorable leases, net	2,023	104
Interest and other expense, net	7,737	3,524
Income tax expense	312	391
EBITDA	84,658	(70,884)
Series B convertible preferred share expense	-	117,133
Transaction and potential listing costs	1,224	2,110
Gain on sale of real estate	(15,629)	-
Non-cash straight-line ground lease expense	850	294
Adjusted EBITDA	$71,103	$48,653

Hotels Owned

As of March 31, 2015, the Company owned 173 hotels with an aggregate of 22,003 rooms located in 32 states.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	31	4,156
Hilton Garden Inn	30	3,984
Residence Inn	26	2,939
Hampton Inn	25	3,005
Homewood Suites	23	2,569
SpringHill Suites	14	1,872
TownePlace Suites	8	810
Fairfield Inn	7	845
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	204
Total	173	22,003

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	10	948
Alaska	1	169
Arizona	7	926
Arkansas	4	408
California	19	2,527
Colorado	2	245
Florida	15	1,833
Georgia	5	468
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Louisiana	4	541
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	3	264
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	2	368
North Carolina	9	1,038
Ohio	1	142
Oklahoma	1	200
Pennsylvania	3	391
South Carolina	3	325
Tennessee	6	702
Texas	28	3,452
Utah	2	257
Virginia	14	2,190
Washington	4	609
Total	173	22,003

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 173 hotels the Company owned as of March 31, 2015.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo	CA	Courtyard	Inn Ventures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	154
San Bernardino	CA	Residence Inn	Inn Ventures	2/16/2011	95
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	Inn Ventures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	Inn Ventures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	159
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	Inn Ventures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Tupelo	MS	Hampton Inn	LBA	3/1/2014	96
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	164
New York	NY	Renaissance	Marriott	3/1/2014	204
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	Inn Ventures	3/1/2014	150
Seattle	WA	Residence Inn	Inn Ventures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	Inn Ventures	3/1/2014	119
Total					22,003

Index

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

See Note 7 titled Related Parties in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Liquidity and Capital Resources

Capital Resources

Credit Facilities

After completion of the A7 and A8 mergers, on March 3, 2014, the Company entered into a $345 million unsecured credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  The $345 million credit facility is available for working capital, hotel acquisitions, hotel renovations and development and other general corporate purposes, including the funding of share repurchases and payment of distributions.  The $345 million credit facility may be increased to $700 million, subject to certain conditions.  The $245 million revolving credit facility matures in March 2018; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to March 2019.  The $100 million term loan matures in March 2019.  Interest payments on the $345 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.55% to 2.35%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $100 million term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan.  The interest rate swap agreement effectively provides the Company with payment requirements equal to a fixed interest rate on the term loan through the maturity of the loan in March 2019.  As of March 31, 2015, the credit facility had an outstanding principal balance of $100 million, which consisted only of the $100 million term loan with an effective annual fixed interest rate of approximately 3.13%.

The $345 million credit facility contains customary affirmative covenants, negative covenants and events of defaults.  It also contains covenants restricting the level of certain investments and quarterly financial covenants which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and maximum dividend payout ratio.  The Company was in compliance with the applicable covenants at March 31, 2015.

In April 2015, the Company announced that the Board of Directors had approved plans to list its common shares on the New York Stock Exchange.  The Board of Directors also approved, in connection with a listing, the implementation by the Company of a modified “Dutch Auction” tender offer for up to $200 million of the Company’s common shares.  Additionally, the Board approved a $500 million share buyback program to be implemented as appropriate subsequent to the completion of the tender offer.  To increase the available funds to support these plans should they occur, the Company intends to enter into an amended and restated credit facility with increased capacity.  Although there can be no assurance that the Company will enter into a new credit facility or that the terms will be consistent with the Company’s current credit facility, it has received non-binding commitments for up to $965 million under a new credit facility with terms consistent with the Company’s current credit facility.  Borrowings under the new credit facility are expected to be used for other corporate purposes including acquisitions should it close and not be needed for purposes of the anticipated tender offer or if the share buyback program is not implemented.

Index

Capital Uses

The Company’s principal sources of liquidity are cash on hand, the operating cash flow generated from the Company’s properties and its $345 million credit facility.  The Company anticipates that cash on hand, cash flow from operations and availability under its existing revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations and development, and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).  As discussed above, if the Company commences a tender offer or implements a share buyback program, it expects to enter into a new credit facility which will be used to fund the repurchases of common shares.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions during the three months ended March 31, 2015 totaled approximately $63.4 million and were paid at a monthly rate of $0.056667 per common share.  For the same period the Company’s net cash generated from operations was approximately $36.3 million.  This shortfall includes a return of capital and was funded in part by borrowings on the Company’s credit facility.

The Company’s current annual distribution rate, payable monthly is $0.68 per common share.  As contemplated by the A7 and A8 mergers, the Board of Directors reduced the annual distribution rate from $0.83025 per common share to $0.66 per common share, effective with the March 2014 distribution.  Effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $0.66 per common share to $0.68 per common share.  As it has done historically, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing or offering proceeds to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  The Board of Directors initially approved limiting redemptions of common shares only in the event of death or eligible disability of a shareholder, and in February 2015, the Board of Directors approved limiting redemptions to death of a shareholder only.  The number of common shares that may be redeemed in any given year is also limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed funds available for redemption, redemptions will be made on a pro rata basis.  During the three months ended March 31, 2015, the Company redeemed approximately 1.2 million common shares at a price of $9.20 per common share, or a total of approximately $10.8 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2015, the Company held $23.7 million in reserves for capital expenditures.  During the three months ended March 31, 2015, the Company invested approximately $12.4 million in capital expenditures and anticipates spending an additional $40 to $50 million during the remainder of 2015.  The Company does not currently have any existing or planned projects for development.

Index

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 7 titled Related Parties in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

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

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In April 2015, the Company declared and paid approximately $21.1 million, or $0.056667 per outstanding common share, in distributions to its common shareholders.

In April 2015, under the Company’s limited share redemption program, the Company redeemed approximately 0.4 million common shares in the amount of $4.1 million.  Redemptions were limited to death of a shareholder and were made at a price of $9.20 per common share.  All eligible redemption requests were fulfilled.  Following this redemption, the Board of Directors approved the termination of the limited share redemption program.  No additional redemptions will be made under this program.

In April 2015, the Board of Directors approved the termination of the Company’s suspended Dividend Reinvestment Plan, which had been suspended since June 2013.

Index

In April 2015, the Company announced its intention to list the Company’s common shares on the New York Stock Exchange on or about May 18, 2015.  Should a listing occur, the Board of Directors has authorized a reduction of the annual distribution rate from $0.68 per common share to $0.60 per common share (on a pre-reverse split basis) effective with the June 2015 distribution.  The Company intends to continue to pay distributions on a monthly basis.

Subsequent to March 31, 2015, the Company entered into a series of contracts for the potential purchase of five hotels.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the hotel and contract information.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit
Hartford, CT (a)	Homewood Suites	4/23/2015	116	$18,500	$500
Burbank, CA (b)	SpringHill Suites	4/23/2015	170	60,000	100
Atlanta, GA (b)	Home2 Suites	5/5/2015	128	24,600	100
Cypress, CA	Hampton Inn	5/5/2015	110	19,800	500
Fort Lauderdale, FL	Hampton Inn	5/5/2015	156	23,000	500
			680	$145,900	$1,700

(a)
The purchase contract for this hotel requires the Company to assume approximately $13.4 million in mortgage debt.  This loan provides for monthly payments of principal and interest on an amortized basis.

(b)	These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $245 million revolving credit facility.  Based on the Company’s cash invested at March 31, 2015 of $46.9 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.5 million, all other factors remaining the same.  Although the Company had no outstanding balance on its $245 million revolving credit facility at March 31, 2015, the Company will be exposed to changes in short-term interest rates to the extent that it utilizes the revolving credit facility.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

The Company’s variable rate debt consists only of the $345 million credit facility and one variable rate mortgage loan.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable rate debt.

The Company has an interest rate swap agreement that effectively fixes the interest rate on the Company’s variable-rate mortgage loan through maturity.  Under the terms of this interest rate swap, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.

In March 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixes the interest rate on the $100 million term loan (subject to the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company pays a fixed interest rate of 1.58% and receives a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement matures in March 2019.  As of March 31, 2015, the fair value of this swap totaled approximately $1.6 million (liability).  At inception, the interest rate swap was designated by the Company as an effective cash flow hedge for accounting purposes.  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedge.  From inception of the swap through March 2, 2015, the swap was a fully effective hedge for accounting purposes, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets, which totaled approximately $0.8 million as of March 31, 2015.  For the three months ended March 31, 2015 the Company recorded an unrealized loss of approximately $0.3 million in other comprehensive income (loss) relating to this swap.  In 2015, the Company announced its intent to pursue a listing of its common shares on a national securities exchange and intent to enter into a new credit facility to fund a possible tender offer and share buyback program.  As a result of this decision, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore the Company discontinued hedge accounting, and the change in fair value resulting in a loss of $0.8 million for the remainder of the quarter was recorded to interest and other expense, net in the Company’s consolidated statement of operations.  The Company will reclassify the amount included in accumulated other comprehensive loss as of March 31, 2015 to interest and other expense, net if it becomes probable that the cash flows relating to interest payments on the $100 million term loan will change.

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at March 31, 2015.  All dollar amounts are in thousands.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$78,685	$135,787	$95,182	$5,756	$106,031	$181,936	$603,377	$618,516
Average interest rates	4.8%	4.6%	4.3%	4.1%	4.3%	4.6%

Variable rate debt:
Maturities	$585	$780	$36,945	$-	$100,000	$-	$138,310	$138,965
Average interest rates (1)	3.4%	3.4%	3.3%	3.1%	3.1%	0.0%

Fixed rate debt:
Maturities	$78,100	$135,007	$58,237	$5,756	$6,031	$181,936	$465,067	$479,551
Average interest rates	5.3%	5.1%	4.8%	4.6%	4.6%	4.6%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Index

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In re Apple REITs Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner were parties to a consolidated matter called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO.  On March 25, 2015, United States District Judge Kiyo A. Matsumoto entered a Memorandum and Order dismissing all remaining claims in this matter and judgment was entered in favor of the defendants, including the Company.  The time for appeal on this matter has passed.

DCG&T et al. v. Knight, et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.).

On December 18, 2014, the United States District Court for the Eastern District of Virginia issued an order granting the Defendants’ motion to dismiss in part and denying it in part. Specifically, the court dismissed each of Plaintiffs’ class action claims, but held that Plaintiffs could bring derivative claims for breach of fiduciary duties of care and loyalty (Count II) and for conflicts of interest (Count IV).  On April 1, 2015, the Court entered an agreed stipulation of dismissal, dismissing with prejudice Count IV.

Discovery in the case is proceeding.  A bench trial is scheduled to begin July 13, 2015.

The Company believes that Plaintiffs’ claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple REIT Seven, Inc. and Apple REIT Eight, Inc., now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple REIT Seven, Inc. and Apple REIT Eight, Inc., now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).

On March 9, 2015, the Court entered a Memorandum and Order dismissing all claims.  On April 6, 2015, Plaintiff filed a Second Amended Class Action Complaint asserting a breach of contract claim.  Defendants moved to dismiss the Second Amended Complaint on April 29, 2015.

The Company believes that Plaintiff’s claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Wenzel v. Knight et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on June 16, 2014, Plaintiff Dorothy Wenzel, purportedly a shareholder of Apple REIT Seven, Inc. and Apple REIT Eight, Inc., now part of the Company, filed a class action against Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Fund Management, LLC and several officers and directors of the Company on behalf of all then-existing shareholders and former shareholders of Apple REIT Seven, Inc. and Apple REIT Eight, Inc., now part of the Company, who purchased additional shares under the Apple REITs' Dividend Reinvestment Plans between July 17, 2007 and June 30, 2013 (Wenzel v. Knight, et al., Case No. 3:14-cv-00432, E.D. Va.).  On February 4, 2015, Plaintiff filed an amended complaint against the Company, Apple Eight Advisors, Inc., Apple Fund Management, LLC, and several officers and directors of the Company alleging breach of contract, tortious interference with contract, fraud, negligence and violation of the Virginia Securities Act.  Defendants’ Motion to Dismiss all claims is fully briefed and the case is stayed pending the Court’s ruling on the Motion.

The Company believes that Plaintiff's claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed below and contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 before making an investment decision regarding the Company.  The risks and uncertainties described herein and in the Annual Report on Form 10-K for the year ended December 31, 2014 are not the only ones facing the Company and there may be additional risks that the Company does not presently know of or that it currently considers not likely to have a significant impact.  All of these risks could adversely affect the Company’s business, financial condition, results of operations and cash flows.  In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company is also subject to the following additional risks:

If the Company’s common shares are listed on the New York Stock Exchange, the market price of its common shares may fluctuate widely and there can be no assurance that the market for the common shares will provide shareholders with adequate liquidity.

There is currently no material public market for the Company’s common shares, however, the Company is pursuing a listing of its common shares on the New York Stock Exchange (the “NYSE”), which it expects to be effective on or about May 18, 2015.  If the Company’s commons shares are listed on the NYSE, the market price of its common shares may fluctuate widely, depending on many factors, some of which may be beyond the Company’s control, including:

•	actual or anticipated differences in the Company’s operating results, liquidity, or financial condition;
•	changes in revenues, funds from operations (“FFO”), modified FFO, earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA or earnings estimates;
•	publication of research reports about the Company, its hotels or the lodging or overall real estate industry;
•	failure to meet analysts’ revenue or earnings estimates;
•	the extent of institutional investor interest in the Company;
•
the reputation of Real Estate Investment Trusts (“REITs”) and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

Index

•	additions and departures of key personnel;
•	the performance and market valuations of other similar companies;
•	strategic actions by the Company or its competitors, such as acquisitions or dispositions;
•	fluctuations in the stock price and operating results of the Company’s competitors;
•	the passage of legislation or other regulatory developments that may adversely affect the Company or its industry;
•	the realization of any of the other risk factors presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts; and
•	general market and economic conditions, including factors unrelated to the Company’s operating performance.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of the Company’s common shares.

Following listing on the NYSE, significant sales of the Company’s common shares, or the perception that significant sales of such shares could occur, may cause the price of the common shares to decline significantly.

A large volume of sales of the Company’s common shares could decrease the market price of the Company’s common shares and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of common shares are not affected, the mere perception of the possibility of these sales could depress the market price of the Company’s common shares and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the price of the Company’s common shares due to actual or anticipated sales of common shares from this market overhang could cause some institutions or individuals to engage in short sales of the common shares, which may itself cause the price of the common shares to decline.

The Company’s common shares may experience low trading volumes and higher trading price volatility due to the composition of the shareholder base in the months following the initial listing on the NYSE.

The Company is currently a non-publicly-traded REIT held almost exclusively by non-institutional shareholders.  Assuming the Company’s common shares are listed on the NYSE, in the months after listing, a significant portion of the Company’s common shares will continue to be held by such non-institutional shareholders. Non-institutional shareholders may not trade with the frequency and predictability of institutional shareholders, which may result in low liquidity and trading price volatility.

Increases in market interest rates may reduce demand for the Company’s common shares and result in a decline in the market price of the Company’s common shares.

The market price of the Company’s common shares following listing on the NYSE may be influenced by the distribution yield on its common shares (i.e., the amount of the Company’s annual distributions as a percentage of the market price of its common shares) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of the Company’s common shares to expect a higher distribution yield, which the Company may not be able, or may choose not, to provide. Thus, higher market interest rates could cause the market price of the Company’s common shares to decline.

Index

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  The Board of Directors initially approved limiting redemptions of common shares only in the event of death or eligible disability of a shareholder, and in February 2015, the Board of Directors approved limiting redemptions to death of a shareholder only.  The number of common shares that may be redeemed in any given year is also limited based on the Company’s results of operations, cash flow from operations, and cash required for funding investing and financing activities.  If requested redemptions exceed funds available for redemption, redemptions will be made on a pro rata basis.  During the three months ended March 31, 2015, the Company redeemed approximately 1.2 million common shares at a price of $9.20 per common share, or a total of approximately $10.8 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.

The following is a summary of redemptions during the first quarter of 2015 (no redemptions occurred in February and March of 2015).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	1,176,879	$9.20	1,176,879	(1)

(1)
The maximum number of shares eligible for redemption in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of shares outstanding from the beginning of the 12 month period, subject to the Company's right to change the number of shares to be redeemed.  In February 2015, the Board of Directors limited redemptions to death of a shareholder only.  In April 2015, the Company made additional redemptions under the share redemption program and subsequently terminated the program.  No additional redemptions will be made under this program.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

2.1	Purchase and Sale Agreement dated as of December 15, 2014 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.2	First Amendment to Purchase and Sale Agreement dated as of January 15, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.3	Second Amendment to Purchase and Sale Agreement dated as of February 4, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.3 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.4	Third Amendment to Purchase and Sale Agreement dated as of February 17, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.4 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.5	Fourth Amendment to Purchase and Sale Agreement dated as of February 24, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.5 to the registrant’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 000-53603) filed March 6, 2015)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed March 5, 2014)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 7, 2015
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 7, 2015
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)