Form 10-Q
period 2015-06-30
Apple Hospitality REIT, Inc.
filed 2015-08-06
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 001-37389

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

Number of registrant’s common shares outstanding as of August 1, 2015: 175,419,380

Index

APPLE HOSPITALITY REIT, INC.
FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks.  The Courtyard® by Marriott, Fairfield Inn® by Marriott, Fairfield Inn and Suites® by Marriott, Marriott®, Renaissance®, Residence Inn® by Marriott, SpringHill Suites® by Marriott and TownePlace Suites® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates.  The Embassy Suites Hotels® by Hilton, Hampton Inn® by Hilton, Hampton Inn and Suites® by Hilton, Hilton®, Hilton Garden Inn®, Home2 Suites® by Hilton and Homewood Suites® by Hilton trademarks are the property of Hilton Worldwide Holdings, Inc. or one or more of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $357,947 and $296,559, respectively	$3,499,689	$3,492,821
Assets held for sale	0	195,588
Restricted cash-furniture, fixtures and other escrows	26,657	32,526
Due from third party managers, net	41,771	22,879
Other assets, net	42,278	35,935
Total Assets	$3,610,395	$3,779,749

Liabilities
Credit facility	$309,800	$191,600
Mortgage debt	489,739	517,970
Accounts payable and other liabilities	64,492	55,555
Total Liabilities	864,031	765,125

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 175,605,637 and 186,910,407 shares, respectively	3,522,428	3,737,328
Accumulated other comprehensive loss	(185)	(511)
Distributions greater than net income	(775,879)	(722,193)
Total Shareholders' Equity	2,746,364	3,014,624

Total Liabilities and Shareholders' Equity	$3,610,395	$3,779,749

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Room	$214,991	$213,372	$407,004	$338,814
Other	19,383	19,196	37,722	30,875
Total revenue	234,374	232,568	444,726	369,689

Expenses:
Operating	57,152	58,147	111,757	93,403
Hotel administrative	17,408	16,625	34,564	26,983
Sales and marketing	17,880	18,273	34,978	29,357
Utilities	7,559	7,988	15,717	13,378
Repair and maintenance	9,357	9,258	18,526	14,870
Franchise fees	9,887	9,659	18,709	15,375
Management fees	8,085	8,058	15,590	12,991
Property taxes, insurance and other	11,716	11,230	23,277	18,356
Ground lease	2,507	2,489	5,008	3,361
General and administrative	3,699	6,628	9,246	9,147
Transaction and listing costs	5,825	1,776	7,049	3,886
Series B convertible preferred share expense	0	0	0	117,133
Depreciation	31,135	30,754	61,854	50,313
Total expenses	182,210	180,885	356,275	408,553

Operating income (loss)	52,164	51,683	88,451	(38,864)

Interest and other expense, net	(7,226)	(7,333)	(14,963)	(10,857)
Gain (loss) on sale of real estate	(271)	0	15,358	0

Income (loss) before income taxes	44,667	44,350	88,846	(49,721)

Income tax expense	(422)	(551)	(734)	(942)

Net income (loss)	$44,245	$43,799	$88,112	$(50,663)

Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	(185)	(914)	(459)	(446)
Cash flow hedge losses reclassified to earnings	785	0	785	0

Comprehensive income (loss)	$44,845	$42,885	$88,438	$(51,109)

Basic and diluted net income (loss) per common share	$0.24	$0.23	$0.47	$(0.33)

Weighted average common shares outstanding - basic and diluted	185,351	186,945	185,896	155,811

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$88,112	$(50,663)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Series B convertible preferred share expense	0	117,133
Depreciation	61,854	50,313
Gain on sale of real estate	(15,358)	0
Other non-cash expenses, net	3,988	1,240
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Increase in due from third party managers, net	(18,940)	(15,857)
Increase in other assets, net	(2,520)	(2,723)
Decrease in accounts payable and other liabilities	(319)	(1,470)
Net cash provided by operating activities	116,817	97,973

Cash flows from investing activities:
Acquisition of hotel properties, net	(42,974)	0
Deposits and other disbursements for potential acquisitions	(325)	0
Capital improvements and development costs	(29,177)	(28,828)
Decrease in capital improvement reserves	6,971	1,654
Net proceeds from sale of real estate	203,504	5,648
Net cash provided by (used in) investing activities	137,999	(21,526)

Cash flows from financing activities:
Repurchases of common shares	(215,422)	(2,349)
Distributions paid to common shareholders	(124,238)	(107,559)
Payments on extinguished credit facilities	0	(129,490)
Net proceeds from existing credit facility	118,200	176,800
Proceeds from mortgage debt	38,000	0
Payments of mortgage debt	(64,357)	(26,266)
Financing costs	(6,999)	(4,880)
Net cash used in financing activities	(254,816)	(93,744)

Decrease in cash and cash equivalents	0	(17,297)

Cash and cash equivalents, beginning of period	0	18,102

Cash and cash equivalents, end of period	$0	$805

Supplemental cash flow information:
Interest paid	$15,903	$12,916

Supplemental disclosure of noncash investing and financing activities:
Merger transactions purchase price, net	$0	$1,814,613
Conversion of Series B convertible preferred shares to common shares	$0	$117,133
Accrued distribution to common shareholders	$17,560	$0

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of June 30, 2015, the Company owned 174 hotels with an aggregate of 22,177 rooms located in 32 states.

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).  In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  As a result of the reverse share split, every two common shares were converted into one common share.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.  See Note 8 for additional information about the reverse share split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2014 Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income (loss), shareholders’ equity or cash flows.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the 50% reverse share split.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which is comprised of unrealized gains and losses, and other adjustments resulting from hedging activity.

Index

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for both the three and six months ended June 30, 2015 and 2014.  As a result, basic and diluted net income (loss) per common share were the same.  As discussed in Note 2, as a result of becoming self-advised, the Series B convertible preferred shares converted to common shares effective March 1, 2014, resulting in approximately 5.8 million additional common shares outstanding.

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In connection with the A7 and A8 mergers, the Company issued approximately 90 million common shares to Apple Seven and Apple Eight shareholders.  The Company accounted for the A7 and A8 mergers in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company was considered the acquirer for financial reporting purposes, which required, among other things, that the assets acquired and liabilities assumed from Apple Seven and Apple Eight be recognized at their acquisition date fair values.  For purpose of accounting for the transactions, the total consideration of the Company’s common shares transferred in the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on a fair value estimate of $20.20 per common share.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 12.08552 common shares of the Company, or approximately 5.8 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $20.20 per common share.

All costs related to the A7 and A8 mergers have been expensed in the period they were incurred and are included in transaction and listing costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $7.3 million in total merger costs (including approximately $1.2 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers discussed in Note 10, which is net of approximately $0.6 million of reimbursements received from the Company’s directors and officers insurance carriers), of which approximately $0.9 million and $3.0 million, respectively, were incurred during the six months ended June 30, 2015 and 2014.  During the first six months of 2015, the merger costs consisted primarily of costs to defend the class action lawsuit.

Index

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

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through June 30, 2014, included in the Company’s consolidated statements of operations were approximately $159.2 million and $38.2 million, respectively.

The following unaudited pro forma information for the three and six month periods ended June 30, 2015 and 2014 is presented as if the A7 and A8 mergers, effective March 1, 2014, had occurred on January 1, 2014, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the mergers been completed on January 1, 2014, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the mergers.  Amounts are in thousands except per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$234,374	$232,568	$444,726	$430,537
Net income	$44,431	$44,764	$89,004	$70,758
Net income per share - basic and diluted	$0.24	$0.24	$0.48	$0.38
Weighted average common shares outstanding - basic and diluted	185,351	186,910	185,896	186,910

For purposes of calculating these pro forma amounts, merger transaction costs and the expense related to the conversion of the Series B convertible preferred shares, each included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these are attributable to the A7 and A8 mergers and related transactions and do not have an ongoing impact to the statements of operations.  Merger transaction costs totaled approximately $0.2 million and $1.0 million for the three months ended June 30, 2015 and 2014 and approximately $0.9 million and $3.0 million for the six months ended June 30, 2015 and 2014.  The expense related to the conversion of the Series B convertible preferred shares was approximately $117.1 million for the six months ended June 30, 2014.  As discussed in Note 4, the Company sold 18 hotels on February 26, 2015, of which 12 of the hotels were acquired with the A7 and A8 mergers, and sold one hotel acquired with the A7 and A8 mergers on June 1, 2015; therefore, the pro forma results of the Company for the three and six months ended June 30, 2015 only include operations of these hotels through the respective times of their sale.

3.  Investment in Real Estate

The Company acquired two hotels during the first six months of 2015.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156	$23,000
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110	19,800
					266	$42,800

At the date of purchase, the purchase price for each of these properties was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties discussed in Note 4.

Index

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

The Company’s total investment in real estate consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Land	$525,268	$520,406
Building and Improvements	3,061,546	3,010,314
Furniture, Fixtures and Equipment	262,917	251,170
Franchise Fees	7,905	7,490
	3,857,636	3,789,380
Less Accumulated Depreciation	(357,947)	(296,559)
Investment in Real Estate, net	$3,499,689	$3,492,821

As of June 30, 2015, the Company owned 174 hotels with an aggregate of 22,177 rooms located in 32 states.  As further discussed in Note 4, during the first quarter of 2015 the Company decided not to sell the TownePlace Suites in Columbus, Georgia, which was classified as held for sale as of December 31, 2014, and reclassified the property as held and used.

The Company determined there was no impairment of its real estate assets for the six months ended June 30, 2015 or 2014.

As of June 30, 2015, the Company had outstanding contracts for the potential purchase of two additional hotels, which were under construction, for a total purchase price of $84.6 million.  The Burbank SpringHill Suites was acquired on July 13, 2015, the same day the hotel opened for business.  It is anticipated that the construction of the Atlanta Home2 Suites will be completed and the hotel will open for business within the next six months, at which time a closing is expected.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase contract.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at June 30, 2015.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Refundable Deposits
Burbank, CA (a)	SpringHill Suites	4/23/2015	170	$60,000	$200
Atlanta, GA (b)	Home2 Suites	5/5/2015	128	24,600	100
			298	$84,600	$300
___________________
(a)	Hotel was acquired on July 13, 2015, the same day the hotel opened for business.
(b)	This hotel is currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brand. Assuming all conditions to closing are met, the purchase of this hotel is expected to close over the next six months.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  The purchase price for the Burbank SpringHill Suites was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties discussed in Note 4, and it is anticipated that the purchase price for the remaining outstanding contract will be funded similarly.

Index

On April 23, 2015, the Company executed a contract for the potential acquisition of a Homewood Suites located in Hartford, Connecticut.  In May 2015, this contract was terminated.  The gross purchase price for the 116-room hotel was $18.5 million.  In connection with the termination of this contract, the initial deposit of $500,000 was repaid to the Company.

4.  Dispositions

During the six months ended June 30, 2015, the Company sold 19 properties in two separate transactions for a total sales price of approximately $208.5 million.  In conjunction with these transactions, the Company recorded a gain on sale of approximately $15.4 million, which is included in the Company’s consolidated statements of operations for the six months ended June 30, 2015.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the intent to use the increased availability to fund hotel acquisitions, hotel renovations and other general corporate purposes.  The following table lists the properties sold:

City	State	Brand	Date Acquired	Date Sold	Rooms
Huntsville	AL	TownePlace Suites	3/1/2014	2/26/2015	86
Troy	AL	Courtyard	6/18/2009	2/26/2015	90
Troy	AL	Hampton Inn	3/1/2014	2/26/2015	82
Rogers	AR	Fairfield Inn & Suites	3/1/2014	2/26/2015	99
Pueblo	CO	Hampton Inn & Suites	10/31/2008	2/26/2015	81
Port Wentworth	GA	Hampton Inn	3/1/2014	2/26/2015	106
Bowling Green	KY	Hampton Inn	3/1/2014	2/26/2015	130
Alexandria	LA	Courtyard	9/15/2010	2/26/2015	96
West Monroe	LA	Hilton Garden Inn	7/30/2010	2/26/2015	134
Concord	NC	Hampton Inn	3/1/2014	2/26/2015	101
Dunn	NC	Hampton Inn	3/1/2014	2/26/2015	120
Jacksonville	NC	TownePlace Suites	2/16/2010	2/26/2015	86
Matthews	NC	Hampton Inn	3/1/2014	2/26/2015	91
Cincinnati	OH	Homewood Suites	3/1/2014	2/26/2015	76
Tulsa	OK	Hampton Inn & Suites	3/1/2014	2/26/2015	102
Jackson	TN	Courtyard	12/16/2008	2/26/2015	94
Brownsville	TX	Courtyard	3/1/2014	2/26/2015	90
San Antonio	TX	TownePlace Suites	3/1/2014	2/26/2015	123
Tupelo	MS	Hampton Inn	3/1/2014	6/1/2015	96
Total					1,883

In December 2014, the Company entered into a purchase and sale agreement for 19 properties for $213 million.  These properties were identified for potential sale during the third quarter of 2014.  The 19 properties were classified as held for sale at historical cost in the Company’s consolidated balance sheet as of December 31, 2014.  On February 26, 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million, resulting in a gain on sale of approximately $15.6 million.  The 18 hotels had a total carrying value of approximately $188.3 million at the time of the sale.  Prior to the sale, on February 13, 2015, the Company extinguished a mortgage totaling approximately $4.6 million secured by the Hampton Inn located in Concord, North Carolina, and incurred expenses, including defeasance costs during the first quarter of 2015, which were recorded as a reduction to the gain on sale of real estate.

As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (the TownePlace Suites in Columbus, Georgia with a purchase price of $6.6 million) from the transaction.  At this time, the Company does not have any immediate plans to sell this hotel.  Due to this change in plans, this hotel was reclassified as held and used during the first quarter of 2015 and is included in investment in real estate, net in the Company’s consolidated balance sheet as of June 30, 2015.

Also, during the second quarter of 2015 the Company entered into a contract to sell and completed the sale of the Hampton Inn located in Tupelo, Mississippi for a sales price of approximately $2.1 million, resulting in a loss of approximately $0.3 million.

Index

13 of the 19 hotels sold were originally acquired by the Company in the A7 and A8 mergers, effective March 1, 2014 (see table above for a list of properties), and therefore the historical operating results of the Company only include operations from March 1, 2014 through the respective dates of sale for these hotels.  The Company’s consolidated statements of operations include operating income (loss) of approximately $(0.1) million and $3.5 million for the three months ended June 30, 2015 and 2014 and approximately $2.0 million and $5.5 million for the six months ended June 30, 2015 and 2014 relating to the 19 hotels for the respective periods of ownership.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three and six months ended June 30, 2015 and 2014. There are no assets classified as held for sale as of June 30, 2015.

5.  Credit Facility and Mortgage Debt

Credit Facility

On March 3, 2014, the Company entered into a $345 million credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  On May 18, 2015, concurrent with the Listing, the Company entered into an amendment and restatement of the $345 million credit facility, increasing the borrowing capacity to $965 million and extending the maturity dates.  The $965 million credit facility is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of an initial $212.5 million term loan funded on May 18, 2015, and a $212.5 million delayed draw term loan, of which $110 million was funded on July 1, 2015 and up to $102.5 million may be drawn by the Company no later than September 15, 2015.  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.  The terms of the unsecured $965 million credit facility are similar to the $345 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly and the interest rate, which decreased slightly and, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.50% to 2.30%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.   In conjunction with the initial $212.5 million term loan and the July 1, 2015 $110 million term loan, the Company entered into interest rate swap agreements for the same notional amounts and maturities as the term loans.  The interest rate swap agreements effectively provide the Company with payment requirements equal to a fixed interest rate on the variable rate debt (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020 (see Note 6 for more information on the interest rate swap agreements).  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the $540 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

As of June 30, 2015, the credit facility had an outstanding principal balance of $309.8 million, including the $212.5 million term loan with an effective annual fixed interest rate of approximately 3.08% (subject to adjustment based on the Company’s leverage ratio) and $97.3 million outstanding on the $540 million revolving credit facility with an annual variable interest rate of approximately 1.73%.  As of December 31, 2014, the credit facility had an outstanding principal balance of $191.6 million, including a $100 million term loan with an effective annual fixed interest rate of approximately 3.13% and $91.6 million outstanding on the $245 million revolving credit facility with an annual variable interest rate of approximately 1.77%.

Similar to the $345 million credit facility, the $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of defaults.  The credit agreement requires that the Company comply with various covenants, including covenants restricting liens, indebtedness, investments, mergers, asset sales and the payment of certain dividends.  In addition, the credit facility contains covenants restricting the level of certain investments and the following quarterly financial covenants (capitalized terms are defined in the credit agreement).

Index

•	A ratio of Consolidated Total Indebtedness to Consolidated EBITDA of not more than 6.00 to 1.00 (subject to a higher amount in certain circumstances);
•	A ratio of Consolidated Secured Indebtedness to Consolidated Total Assets of not more than 45%;
•
A minimum Consolidated Tangible Net Worth of $2.3 billion (plus 75% of the Net Cash Proceeds from issuances and sales of Equity Interests occurring after the Closing Date, subject to adjustment, less the lesser of (a) 75% of Restricted Payments for the tender, redemption and/or other purchases of its common stock made by the Company after the Closing Date and (b) $375 million);

•	A ratio of Adjusted Consolidated EBITDA to Consolidated Fixed Charges of not less than 1.50 to 1.00 for the trailing four full quarters;
•	A ratio of Unencumbered Adjusted NOI to Consolidated Implied Interest Expense for Consolidated Unsecured Indebtedness of not less than 2.00 to 1.00 for the trailing four full quarters;
•	A ratio of Consolidated Unsecured Indebtedness to Unencumbered Asset Value of not more than 60% (subject to a higher level in certain circumstances);
•	A ratio of Consolidated Secured Recourse Indebtedness to Consolidated Total Assets of not more than 10%; and
•
Restricted Payments (including distributions and share repurchases), net of any proceeds from a dividend reinvestment plan and excluding Restricted Payments for the tender, redemption and/or other purchases of its common stock in an amount not to exceed $700 million in the aggregate, cannot exceed 100% of Funds From Operations for the fiscal year ending December 31, 2015, reducing to 95% of Funds from Operations for all fiscal years thereafter, unless the Company is required to distribute more to meet REIT requirements.

The Company was in compliance with the applicable covenants at June 30, 2015.

Mortgage Debt

As of June 30, 2015, the Company had approximately $486.9 million in outstanding property level debt secured by 42 properties, with maturity dates ranging from July 2015 to October 2032, stated interest rates ranging from 0% to 6.90% and effective interest rates ranging from 3.66% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments as of June 30, 2015 and December 31, 2014 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index
Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of June 30, 2015	Outstanding balance as of December 31, 2014
Overland Park, KS	Residence Inn	5.74%		3/1/2014		(2)	$6,018	$0	$5,833
Concord, NC	Hampton Inn	6.10%		3/1/2014		(3)	4,718	0	4,644
Westford, MA	Residence Inn	5.30%	(4)	3/1/2014		(5)	6,530	0	6,397
Dallas, TX	Hilton	6.63%		5/17/2011		(6)	20,988	0	18,913
Tupelo, MS	Hampton Inn	5.90%		3/1/2014		(7)	3,124	0	2,977
Rogers, AR	Hampton Inn	5.20%		8/31/2010		(8)	8,337	0	7,593
St. Louis, MO	Hampton Inn	5.30%		8/31/2010		(8)	13,915	0	12,692
Kansas City, MO	Hampton Inn	5.45%		8/31/2010		(9)	6,517	5,888	5,961
Kansas City, MO	Residence Inn	5.74%		3/1/2014		(10)	10,602	10,306	10,420
Allen, TX	Hilton Garden Inn	5.37%		10/31/2008	10/11/2015		10,787	9,439	9,559
Fayetteville, NC	Residence Inn	5.14%		3/1/2014	12/1/2015		6,545	6,327	6,410
Austin, TX	Homewood Suites	5.99%		4/14/2009	3/1/2016		7,556	6,372	6,486
Austin, TX	Hampton Inn	5.95%		4/14/2009	3/1/2016		7,553	6,364	6,478
Houston, TX	Residence Inn	5.71%		3/1/2014	3/1/2016		9,930	9,630	9,745
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014	4/11/2016		5,557	5,319	5,410
Round Rock, TX	Hampton Inn	5.95%		3/6/2009	5/1/2016		4,175	3,520	3,583
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014	6/1/2016		10,494	10,223	10,327
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011	7/8/2016		4,954	4,622	4,665
Bristol, VA	Courtyard	6.59%		11/7/2008	8/1/2016		9,767	8,835	8,922
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		13,931	13,548	13,695
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		16,813	16,351	16,529
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016		14,892	14,483	14,640
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016		12,009	11,680	11,806
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016		7,458	7,286	7,352
Lewisville, TX (11)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(4)	3/1/2014	1/13/2017		15,662	15,246	15,402
Burbank, CA	Residence Inn	4.24%	(4)	3/1/2014	1/13/2017		23,493	22,869	23,103
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017		4,977	4,770	4,849
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,866	5,922
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,644	10,745
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,472	15,619
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017		6,052	5,349	5,437
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,532	12,661
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	11,121	11,254
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	11,912	12,055
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,561	5,627
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,610	14,782
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,783	11,921
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	27,420	27,744
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	21,936	22,193
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,481	8,584
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	9,140	9,251
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,379	6,462
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	8,033	8,137
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	17,980	18,216
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	16,127	16,337
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024		27,000	26,507	26,806
Westford, MA	Residence Inn	4.28%		3/18/2015	4/11/2025	(5)	10,000	9,964	0
Dallas, TX	Hilton	3.95%		5/22/2015	6/1/2025	(6)	28,000	28,000	0
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010	10/1/2032	(12)	7,894	7,024	7,132
							$573,996	$486,919	$513,276
Unamortized fair value adjustment of assumed debt								2,820	4,694
Total								$489,739	$517,970

(1)
Unless otherwise noted, these rates are the rates per the loan agreement.  For loans assumed, the Company adjusted the interest rates to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Loan was repaid in full on January 2, 2015.
(3)	Property securing loan was sold on February 26, 2015 and was classified as held for sale as of December 31, 2014. Debt was extinguished prior to the sale on February 13, 2015.
(4)	The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(5)	Loan was refinanced on March 18, 2015, and the existing related swap was terminated.
(6)	On April 6, 2015, the Company repaid in full the existing mortgage loan, and on May 22, 2015 the Company originated new debt secured by this hotel.
(7)	Property securing loan was sold on June 1, 2015. Debt was extinguished prior to the sale on May 22, 2015.
(8)	Loans were repaid in full on June 1, 2015.
(9)	Loan was repaid in full on July 1, 2015.
(10)	Loan was repaid in full on August 3, 2015.
(11)	Unsecured loan.
(12)	Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

Index

6.  Fair Value of Financial Instruments

Credit Facility and Mortgage Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of June 30, 2015, the carrying value and estimated fair value of the Company’s debt was approximately $799.5 million and $801.5 million.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $709.6 million and $718.9 million.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These instruments are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair value of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following is a summary of the notional amounts, assumption or origination dates, maturity dates and fair values (liabilities) of the interest rate swap agreements outstanding as of June 30, 2015 and December 31, 2014 (in thousands):

	Notional amount at	Assumption or		Fair value
Hedge Type	June 30, 2015	Origination Date	Maturity date	June 30, 2015	December 31, 2014
Non-designated hedge (1)	$0	3/1/2014	10/1/2015	$0	$(74)
Non-designated hedge (2)	0	3/1/2014	1/13/2015	0	(11)
Non-designated hedge (3)	38,115	3/1/2014	1/13/2017	(266)	(183)
Non-designated hedge (4)	0	3/6/2014	3/1/2019	0	(511)
Cash flow hedge	212,500	5/21/2015	5/18/2020	(185)	0

(1)	On March 18, 2015, the Company refinanced the related mortgage note and terminated this swap agreement. As part of this termination, the Company paid a fee of approximately $0.05 million to satisfy the outstanding liability at the time of termination.
(2)	Swap matured during the first quarter of 2015.
(3)	Effective date of the forward interest rate swap agreement was January 13, 2015, the same date the previous swap agreement matured.
(4)	Designated as a cash flow hedge through March 2, 2015 and was fully effective during this period. From March 3, 2015 and thereafter, due to a potential change in the underlying hedged debt instrument, the swap was no longer designated as a cash flow hedge. The swap was terminated on May 18, 2015.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  For swaps designated as cash flow hedges, the changes in fair value on the effective portion are recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets.  Changes in fair value on the ineffective portion of all designated hedges are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For swaps not designated as cash flow hedges, the changes in the fair value are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Other than the fair value changes associated with the cash flow hedge for which hedge accounting was discontinued during 2015, fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2015 and 2014 were not material.

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded losses of approximately $0.2 million and $0.9 million during the three months ended June 30, 2015 and 2014, and losses of approximately $0.5 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively to other comprehensive income (loss).  During the second quarter of 2015, the Company reclassified $0.8 million of losses from accumulated other comprehensive loss to earnings which was associated with the $100 million terminated swap agreement as discussed below.  There were no reclassifications during the prior year.  Amounts recorded to accumulated other comprehensive loss totaled $0.2 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively.

Index

On March 6, 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixed the interest rate on the $100 million term loan (subject to adjustment based on the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company paid a fixed interest rate of 1.58% and received a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement was scheduled to mature in March 2019.  At inception, the interest rate swap was designated by the Company as an effective cash flow hedge for accounting purposes.  From inception of the swap through March 2, 2015, the swap was a fully effective hedge for accounting purposes, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets, which totaled $0.8 million as of March 2, 2015.  In the first quarter of 2015, the Company announced its intent to pursue a listing of its common shares on a national securities exchange and to enter into a modified credit facility to fund a possible tender offer and share buyback program.  As a result of this decision, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore the Company discontinued hedge accounting, and subsequent changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statement of operations.

In May 2015, concurrent with the Listing, the Company amended and restated its credit facility, repaid the $100 million term loan and terminated the $100 million interest rate swap, resulting in a cash settlement totaling approximately $1.1 million, the fair value at the time of settlement.  As a result, the Company realized a loss of approximately $1.1 million during the six months ended June 30, 2015 related to the swap termination, of which approximately $0.8 million previously recorded to accumulated other comprehensive loss ($0.3 million was recorded during the first quarter of 2015 and $0.5 million was recorded during 2014) was reclassified as an increase to transaction and listing costs with the remaining amount recorded to interest and other expense, net in the Company’s consolidated statements of operations.

Upon amending and restating the credit facility in May 2015, the Company entered into a new interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $212.5 million term loan.  Under the terms of this interest rate swap, the Company pays a fixed interest rate of 1.58% and receives a floating rate of interest equal to the one month LIBOR.  The swap has been designated as a cash flow hedge for accounting purposes.  From inception of the swap through June 30, 2015, the swap was a fully effective hedge, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets.  As of June 30, 2015, the fair value of this swap totaled approximately $0.2 million (liability).  For the three and six months ended June 30, 2015, the change in fair value resulted in an unrealized loss of approximately $0.2 million in other comprehensive income (loss).

The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

7.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  There have been no changes to the contracts and relationships discussed in the Company’s 2014 Annual Report on Form 10-K.  Below is a summary of the related party relationships in effect as of June 30, 2015.

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

Index

Subcontract Agreement with Apple Ten Advisors, Inc.

In connection with the Merger Agreement, on August 7, 2013, the Company entered into a subcontract agreement, as amended with Apple Ten Advisors, Inc. (“A10A”) to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to the Company.  The subcontract agreement provides that, from and after the completion of the A7 and A8 mergers, the Company provides to Apple Ten advisory services and receives an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and is reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Total advisory fees earned by the Company from Apple Ten for the six months ended June 30, 2015 and 2014 totaled approximately $1.2 million and $0.5 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  The increase in 2015 was primarily due to Apple Ten reaching the next fee tier under its advisory agreement due to improved results of operations of Apple Ten during this period.

Support Services to Apple Ten, A10A and Apple Suites Realty Group, Inc.

From and after the A7 and A8 mergers, the Company provides support services to Apple Ten, A10A and Apple Suites Realty Group, Inc. (“ASRG”), which have agreed to reimburse the Company for its costs in providing these services.  Total reimbursed costs received by the Company from these entities for the six months ended June 30, 2015 and 2014 totaled approximately $1.3 million and $1.1 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company.  The amounts reimbursed to the Company are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ASRG.  As of June 30, 2015, total amounts due from Apple Ten and ASRG for advisory fees and reimbursements under the cost sharing structure totaled approximately $0.5 million and is included in other assets, net in the Company’s consolidated balance sheets.  As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management and renovation purposes.  Apple Air is jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of June 30, 2015 and December 31, 2014 totaled approximately $0.9 million and $1.0 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The aircraft is also leased to affiliates of the Company based on third party rates, which was not significant during the reporting periods.

8.  Shareholders’ Equity

Listing on the New York Stock Exchange

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE”.

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  The reverse share split was previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the A7 and A8 mergers.  As a result of the reverse share split, every two common shares were converted into one common share, reducing the number of issued and outstanding common shares from 372.2 million to 186.1 million on the effective date.  The common shares have the same respective voting rights, preferences and relative, participating, optional or other rights, and qualifications, limitations or restrictions as set forth in the amended and restated articles of incorporation immediately prior to the effective date of the reverse share split.  The reverse share split did not have any effect on the total number of common shares the Company is authorized to issue under its amended and restated articles of incorporation.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.

Index

Tender Offer

In connection with the Listing, the Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company has incurred approximately $0.6 million in costs related to the Tender Offer which are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its $965 million credit facility.

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  On July 8, 2015, the Company established a written trading plan that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the program will depend upon prevailing market conditions, regulatory requirements and other factors.  The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  No shares were repurchased during the second quarter of 2015.

Distributions

For the three months ended June 30, 2015 and 2014, the Company paid distributions of $0.3267 and $0.33 per common share for a total of $60.8 million and $61.7 million, respectively.  For the six months ended June 30, 2015 and 2014, the Company paid distributions of $0.6667 and $0.7168 per common share for a total of $124.2 million and $107.6 million, respectively.  Additionally, in June 2015, the Company declared a monthly distribution of $0.10 per common share for shareholders of record as of June 30, 2015, which was paid in July 2015.  The distribution of $17.6 million was recorded as a payable as of June 30, 2015 and included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share.  As contemplated by the A7 and A8 mergers, the Board of Directors reduced the annual distribution rate from $1.6605 per common share to $1.32 per common share, effective with the March 2014 distribution.  Effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $1.32 per common share to $1.36 per common share.  On April 23, 2015, the Company’s Board of Directors, in anticipation of the Listing, authorized a monthly distribution at an annual rate of $1.20 per common share. This new distribution rate was effective with the June 2015 distribution.

Terminated Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  During the three months ended June 30, 2015, the Company redeemed approximately 0.2 million common shares at a price of $18.40 per common share, or a total of approximately $4.1 million.  During the six months ended June 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Terminated Dividend Reinvestment Plan

In April 2015, the Board of Directors approved the termination of the Company’s Dividend Reinvestment Plan.

Index

9.  Compensation Plans

In March 2015, the Compensation Committee of the Board of Directors approved an incentive plan (“2015 Incentive Plan”), effective January 1, 2015, for participants and established incentive goals for 2015.  Under the 2015 Incentive Plan, participants will be eligible to receive a bonus to be determined pursuant to a weighted average formula based on the achievement of certain 2015 performance measures.  The incentive goals are equally weighted and are based on targeted Adjusted EBITDA, Modified Funds from Operations per share, Comparable Hotel RevPAR growth, and relative share price performance.  The range of aggregate payouts under the 2015 Incentive Plan is $0 - $13 million.  Based on performance through June 30, 2015, the Company has accrued approximately $3.2 million as a liability for potential bonus payments under the 2015 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of June 30, 2015.  Compensation expense recognized by the Company under the 2015 Incentive Plan is included in general and administrative expense and totaled approximately $1.0 million and $3.2 million for the three and six months ended June 30, 2015.  Approximately one-third of awards under the 2015 Incentive Plan, if any, will be paid in cash, and two-thirds will be issued in restricted stock under the 2014 Omnibus Incentive Plan, 50% of which would vest at the end of 2015 and 50% would vest at the end of 2016.  During 2014, a comparable incentive plan was approved by the Board of Directors in May 2014 (“2014 Incentive Plan”), and the Company recorded approximately $3.0 million in general and administrative expense in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014.

10.  Legal Proceedings

In re Apple REITs Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company, ASRG, Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., A10A, Apple Fund Management, LLC, Apple REIT Six, Inc., Apple Seven, Apple Eight and Apple Ten, their directors and certain officers, and David Lerner Associates, Inc. and David Lerner were parties to a consolidated matter called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO.  On March 25, 2015, United States District Judge Kiyo A. Matsumoto entered a Memorandum and Order dismissing with prejudice all remaining claims in this matter and judgment was entered in favor of the defendants, including the Company.  The time for appeal on this matter has passed.

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

The parties have reached an agreement in principle to settle the remaining claims.  On July 30, 2015, the Court preliminarily approved the settlement and ordered notice to be mailed to shareholders by August 6, 2015.  The Court scheduled a Fairness Hearing on September 14, 2015.  The settlement is among the remaining Defendants (the former Apple REIT Nine, Inc. board of directors) and certain former Apple REIT Nine, Inc. shareholders and will not directly involve the Company.  The settlement as proposed and preliminarily approved does not impact the Company’s financial position.

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

Index

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

Wenzel v. Knight et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on June 16, 2014, Plaintiff Dorothy Wenzel, purportedly a shareholder of Apple Seven and Apple Eight, now part of the Company, filed a class action against Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Fund Management, LLC and several officers and directors of the Company on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans between July 17, 2007 and June 30, 2013 (Wenzel v. Knight, et al., Case No. 3:14-cv-00432, E.D. Va.).  On February 4, 2015, Plaintiff filed an amended complaint against the Company, Apple Eight Advisors, Inc., Apple Fund Management, LLC, and several officers and directors of the Company alleging breach of contract, tortious interference with contract, fraud, negligence and violation of the Virginia Securities Act.  The Court granted Defendants’ motion to dismiss with prejudice all claims on June 1, 2015.  The time for Plaintiff to appeal this matter has passed.

11.  Subsequent Events

On July 1, 2015, the Company originated a $110 million floating-rate term loan under its $965 million credit facility, which matures in May 2020 and used the proceeds to reduce the outstanding balance on the revolving portion of the credit facility.  In conjunction with this term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan, providing the Company with payment requirements equal to a fixed interest rate of 3.12% (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020.

In July 2015, the Company paid approximately $17.6 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

On July 17, 2015, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of August 2015.  The distribution is payable on August 17, 2015, to shareholders of record as of July 31, 2015.

Subsequent to June 30, 2015, the Company entered into a series of contracts for the potential purchase of four hotels.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the hotel and contract information.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit
Burbank, CA	Courtyard	7/2/2015	190	$54,000	$550
San Diego, CA	Courtyard	7/2/2015	245	56,000	550
Syracuse, NY (a)	Courtyard	7/21/2015	102	23,940	150
Syracuse, NY (a)	Residence Inn	7/21/2015	78	18,060	150
			615	$152,000	$1,400

(a)	The Courtyard and Residence Inn hotels in Syracuse, NY are part of an adjoining two-hotel complex that are located on the same site. The purchase contract for these hotels requires the Company to assume approximately $22.5 million in mortgage debt (secured jointly by the two hotels). This loan provides for monthly payments of principal and interest on an amortized basis.

On July 13, 2015, the same day the hotel opened for business, the Company closed on the purchase of a 170-room SpringHill Suites in Burbank, California for a gross purchase price of $60 million.

The Company’s share repurchase program became effective on July 8, 2015.  Under the program, the Company purchased approximately 0.2 million of its common shares, at an average purchase price of $17.80 per common share, for an aggregate purchase price of approximately $3.3 million during the period from July 8, 2015 through July 31, 2015.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of June 30, 2015, the Company owned 174 hotels with an aggregate of 22,177 rooms located in 32 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 18 hotel management companies, none of which are affiliated with the Company.

Listing and Related Matters

Listing on the New York Stock Exchange

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  The reverse share split was previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the Apple REIT Seven, Inc. and Apple REIT Eight, Inc. mergers (“A7 and A8 mergers”).  As a result of the reverse share split, every two common shares were converted into one common share, reducing the number of issued and outstanding common shares from 372.2 million to 186.1 million on the effective date.  The common shares have the same respective voting rights, preferences and relative, participating, optional or other rights, and qualifications, limitations or restrictions as set forth in the amended and restated articles of incorporation immediately prior to the effective date of the reverse share split.  The reverse share split did not have any effect on the total number of common shares the Company is authorized to issue under its amended and restated articles of incorporation.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.

Index

Tender Offer

In connection with the Listing, the Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company has incurred approximately $0.6 million in costs related to the Tender Offer which are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its $965 million credit facility.

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  On July 8, 2015, the Company established a written trading plan that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the program will depend upon prevailing market conditions, regulatory requirements and other factors.  The program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  No shares were repurchased during the second quarter of 2015.

$965 Million Credit Facility

On May 18, 2015, concurrent with the Listing, the Company entered into an amendment and restatement of its $345 million credit facility, increasing the borrowing capacity to $965 million and extending the maturity dates.  The $965 million credit facility is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of an initial $212.5 million term loan funded on May 18, 2015, and a $212.5 million delayed draw term loan, of which $110 million was funded on July 1, 2015 and up to $102.5 million may be drawn by the Company no later than September 15, 2015.  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965.0 million to $1.25 billion.  The terms and covenants of the unsecured $965 million credit facility are similar to the $345 million credit facility.  See Note 5 titled “Credit Facility and Mortgage Debt” in  the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the $965 million credit facility.

Investing Activities

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties and using the proceeds to invest in properties that it believes provide greater value in the long term.  Consistent with this strategy and the Company’s focus on investing in upscale select service hotels, the Company acquired two hotels for an aggregate purchase price of $42.8 million, a 156-room Hampton Inn in Fort Lauderdale, Florida and a 110-room Hampton Inn in Cypress, California in June 2015.  The purchase price for each of these properties was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties discussed below.  As of July 31, 2015, the Company has completed the purchase of one additional hotel for $60 million and has outstanding contracts for five additional properties with a total gross purchase price of $176.6 million that are anticipated to close by December 31, 2015.

During the six months ended June 30, 2015, the Company sold 19 properties (13 of which were acquired in the A7 and A8 mergers, effective March 1, 2014) in two separate transactions (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015) for a total sales price of approximately $208.5 million.  In conjunction with these transactions, the Company recorded a gain on sale of approximately $15.4 million, which is included in the Company’s consolidated statements of operations for the six months ended June 30, 2015.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the intent to use the increased availability to fund hotel acquisitions, hotel renovations and other general corporate purposes.  The sale of these 19 properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three and six months ended June 30, 2015 and 2014.  See Note 4 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on the property dispositions.

Index

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year.  Although the economy in the United States has continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis (as defined below), and industry are forecasting a mid to upper-single digit percentage increase in revenue for the full year of 2015 as compared to 2014.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

As of June 30, 2015, the Company owned 174 hotels.  For hotels acquired, opened or disposed of during the current reporting periods and prior year, operating results for these hotels are not comparable for the three and six months ended June 30, 2015 and 2014.  These hotels include 99 continuing hotels that were acquired in the A7 and A8 mergers, effective March 1, 2014, one hotel acquired and two newly constructed hotels that opened during the fourth quarter of 2014, two hotels acquired during the second quarter of 2015 and the 19 hotels disposed of during the first six months of 2015 (13 of which were acquired in the A7 and A8 mergers).  The results of operations for the six months ended June 30, 2014 include only four months of results for the hotels acquired through the A7 and A8 mergers.  Additionally, the results of operations for the six months ended June 30, 2015 include results of operations for the 19 hotels sold during the period only through the time of the sale.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2015	Percent of Revenue	2014	Percent of Revenue	2015	Percent of Revenue	2014	Percent of Revenue

Total revenue	$234,374	100%	$232,568	100%	$444,726	100%	$369,689	100%
Hotel operating expense	127,328	54%	128,008	55%	249,841	56%	206,357	56%
Property taxes, insurance and other expense	11,716	5%	11,230	5%	23,277	5%	18,356	5%
Ground lease expense	2,507	1%	2,489	1%	5,008	1%	3,361	1%
General and administrative expense	3,699	2%	6,628	3%	9,246	2%	9,147	2%

Transaction and listing costs	5,825		1,776		7,049		3,886
Depreciation expense	31,135		30,754		61,854		50,313
Interest and other expense, net	7,226		7,333		14,963		10,857
Gain (loss) on sale of real estate	(271)		-		15,358		-
Income tax expense	422		551		734		942

Index

Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 174 hotels owned as of June 30, 2015 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 174 hotels owned as of the end of the reporting period.  For the hotels acquired during the period the Company has included results of those hotels for periods prior to the Company’s ownership.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

ADR	$131.28	$125.04	5.0%	$129.27	$123.24	4.9%
Occupancy	81.9%	80.9%	1.2%	78.1%	76.6%	2.0%
RevPAR	$107.48	$101.17	6.2%	$100.98	$94.43	6.9%

Results of Operations

As of June 30, 2015, the Company owned 174 hotels with 22,177 rooms as compared to 188 hotels with a total of 23,489 rooms as of June 30, 2014.  The Company acquired 99 continuing hotels as part of the A7 and A8 mergers effective March 1, 2014, acquired one hotel and opened two newly constructed hotels during the fourth quarter of 2014, acquired two hotels during the second quarter of 2015 and sold 19 hotels during the six months ended June 30, 2015 (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015).  The Company’s financial statements include operating results for individual hotels for the applicable period of ownership by the Company.  As a result, the comparability of results during the three and six months ended June 30, 2015 and 2014 as discussed below is significantly impacted by these transactions.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income for its Comparable Hotels improved during the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The Company expects continued improvement in revenue and operating income for Comparable Hotels in 2015 as compared to 2014.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended June 30, 2015 and 2014, the Company had total revenue of $234.4 million and $232.6 million, respectively.  For the six months ended June 30, 2015 and 2014, the Company had total revenue of $444.7 million and $369.7 million, respectively.  For the three months ended June 30, 2015 and 2014, respectively, Comparable Hotels achieved combined average occupancy of 81.9% and 80.9%, ADR of $131.28 and $125.04 and RevPAR of $107.48 and $101.17.  For the six months ended June 30, 2015 and 2014, respectively, Comparable Hotels achieved combined average occupancy of 78.1% and 76.6%, ADR of $129.27 and $123.24 and RevPAR of $100.98 and $94.43.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the second quarter and first half of 2015, the Company experienced a slight increase in demand, with average occupancy for its Comparable Hotels increasing approximately 1% and 2%, respectively, during these periods as compared to the same periods in 2014.  In addition, also signifying general economic strength, during both the second quarter of 2015 and the first half of 2015, the Company experienced an increase in ADR for its Comparable Hotels of approximately 5% as compared to the same periods in 2014.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with overall continued demand, room rate improvement and the Company’s geographically diverse portfolio, the Company, on a comparable basis, and industry are forecasting a mid to upper-single digit percentage increase in revenue for the full year of 2015 as compared to 2014.

Index

Expenses

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended June 30, 2015 and 2014, respectively, hotel operating expense totaled $127.3 million and $128.0 million or 54% and 55% of total revenue for each respective period.  For the six months ended June 30, 2015 and 2014, respectively, hotel operating expense totaled $249.8 million and $206.4 million or 56% of total revenue for each respective period.  Overall hotel operational expenses for the first half of 2015 reflect the impact of the A7 and A8 mergers for the entire period and the impact of the 19 hotels sold until the respective dates of sale, and for the first six months of 2014 reflect the A7 and A8 mergers only for the months of March through June and the 19 hotels sold in 2015 (of which 13 were acquired in the A7 and A8 mergers) for the entire period.  For the Company’s Comparable Hotels, operating expense as a percentage of revenue decreased slightly for both the quarter and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to the overall increase in ADR for these hotels.  The improvements in hotel operating expenses as a percentage of revenue were reduced by disruption from and transaction costs related to the Company’s transition of six management contracts to consolidate management within specific markets and to better access regional expertise.  The Company continually reviews its managers’ performance and believes the transitions will produce revenue and cost benefits in the future.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature.  The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  To date only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended June 30, 2015 and 2014 totaled $11.7 million and $11.2 million, respectively, or 5% of total revenue for each respective period.  For the six months ended June 30, 2015 and 2014, property taxes, insurance, and other expense totaled $23.3 million and $18.4 million or 5% of total revenue for each respective period.  For the Company’s Comparable Hotels, real estate taxes during the three and six months ended June 30, 2015 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities related to the improved economy, partially offset by a decrease in 2015 due to successful appeals of tax assessments at certain locations.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2015.  The Company will continue to appeal tax assessments in certain jurisdictions to minimize the tax increases as warranted.

Ground lease expense for both the three months ended June 30, 2015 and 2014 was $2.5 million.  For the six months ended June 30, 2015 and 2014, ground lease expense was $5.0 million and $3.4 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for ten of its hotel properties, nine of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and administrative expense for the three months ended June 30, 2015 and 2014 was $3.7 million and $6.6 million, respectively, or 2% and 3% of total revenue for each respective period.  For the six months ended June 30, 2015 and 2014, general and administrative expense was $9.2 million and $9.1 million, respectively, or 2% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, as well as legal fees, accounting fees and reporting expenses.  In connection with the completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, became employed by the Company at that time, rather than the Company’s former external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which are reductions to general and administrative expenses.  The reduction of general and administrative expense during the second quarter of 2015 compared to the prior year was primarily due to a reduction of approximately $1.9 million in accrued incentive plan compensation as a result of the timing of approval of the 2014 incentive plan during the second quarter of 2014 compared to the approval of the 2015 incentive plan in March 2015, approximately $0.6 million for options issued to directors during the second quarter of 2014, and an increase of $0.5 million in advisory fees from Apple Ten, which reached the next fee tier under its advisory agreement due to improved results of operations of Apple Ten.

Index

Transaction and listing costs for the three months ended June 30, 2015 and 2014 were $5.8 million and $1.8 million, respectively.  For the six months ended June 30, 2015 and 2014, transaction and listing costs were $7.0 million and $3.9 million, respectively.  These costs consist primarily of costs related to the Company’s Listing effective May 18, 2015 and associated evaluation of strategic alternatives prior to Listing, costs related to the A7 and A8 mergers, effective March 1, 2014, and acquisition related costs.  Listing costs incurred by the Company totaled approximately $5.8 million and $0.9 million during the six months ended June 30, 2015 and 2014.  Merger costs totaled approximately $0.9 million and $3.0 million for the six months ended June 30, 2015 and 2014, which during the six months ended June 30, 2015 consisted primarily of costs to defend the A7 and A8 mergers class action lawsuit, discussed in Note 10 titled “Legal Proceedings” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.  In addition, the Company incurred approximately $0.3 million of acquisition related costs during the six months ended June 30, 2015.

Depreciation expense for the three months ended June 30, 2015 and 2014 was $31.1 million and $30.8 million, respectively.  For the six months ended June 30, 2015 and 2014, depreciation expense was $61.9 million and $50.3 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned as a result of the A7 and A8 mergers and renovations completed throughout 2015 and 2014.  These increases were partially offset by the sale of the 19 hotels in 2015, of which 18 of the hotels were classified as held for sale as of December 31, 2014 and therefore no depreciation was recorded for the properties during the six months ended June 30, 2015.

Interest and other expense, net for the three months ended June 30, 2015 and 2014 was $7.2 million and $7.3 million, respectively and is net of approximately $0.04 million and $0.2 million of interest capitalized associated with renovation and construction projects.  For the six months ended June 30, 2015 and 2014, interest and other expense, net was $15.0 million and $10.9 million, respectively, and is net of approximately $0.6 million of interest capitalized associated with renovation and construction projects for each respective period.  Included in interest and other expense, net for the three and six months ended June 30, 2015 is a gain of approximately $0.4 million and a loss of approximately $0.4 million, respectively, related to the change in fair value in the Company’s interest rate swap that was no longer designated as a cash flow hedge during the first quarter of 2015 through the termination date, which occurred in May 2015.  The increase in interest expense for the six month period ended June 30, 2015 compared to June 30, 2014 was primarily due to an increase in the Company’s average outstanding borrowings during the first half of 2015 as compared to the prior year’s period which is attributable to (a) the mortgage debt assumed effective March 1, 2014 with the A7 and A8 mergers, (b) increased borrowings on the Company’s credit facility beginning March 3, 2014 and (c) the change in the fair value of the terminated swap no longer designated as a cash flow hedge.  The impact of higher debt balances was partially offset by a reduction in the average interest rate incurred under the Company’s outstanding debt.

Series B Convertible Preferred Share Expense

In connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  The termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 12.08552 common shares of the Company, or approximately 5.8 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $20.20 per common share.

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

Index

FFO and MFFO

The Company calculates and presents FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains or losses from sales of real estate, extraordinary items as defined by GAAP, the cumulative effect of changes in accounting principles, plus real estate related depreciation, amortization and impairments, and adjustments for unconsolidated partnerships and joint ventures.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations.  The Company further believes that by excluding the effects of these items, FFO is useful to investors in comparing its operating performance between periods and between REITs that report FFO using the NAREIT definition, even though FFO as presented by the Company is applicable only to its common shareholders and does not represent an amount that accrues directly to common shareholders.

The Company further adjusts FFO for certain additional items that are not in NAREIT’s definition of FFO, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense and transaction and listing costs as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$44,245	$43,799	$88,112	$(50,663)
Depreciation of real estate owned	30,906	30,524	61,395	50,007
(Gain) loss on sale of real estate	271	-	(15,358)	-
Amortization of favorable and unfavorable leases, net	133	336	2,156	440
Funds (loss) from operations	75,555	74,659	136,305	(216)
Series B convertible preferred share expense	-	-	-	117,133
Transaction and listing costs	5,825	1,776	7,049	3,886
Non-cash straight-line ground lease expense	849	879	1,699	1,173
Modified funds from operations	$82,229	$77,314	$145,053	$121,976

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

The Company considers the exclusion of certain additional items from EBITDA useful, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense, transaction and listing costs, and gains or losses from sales of real estate as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

Index

The following table reconciles the Company’s GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$44,245	$43,799	$88,112	$(50,663)
Depreciation	31,135	30,754	61,854	50,313
Amortization of favorable and unfavorable leases, net	133	336	2,156	440
Interest and other expense, net	7,226	7,333	14,963	10,857
Income tax expense	422	551	734	942
EBITDA	83,161	82,773	167,819	11,889
Series B convertible preferred share expense	-	-	-	117,133
Transaction and listing costs	5,825	1,776	7,049	3,886
(Gain) loss on sale of real estate	271	-	(15,358)	-
Non-cash straight-line ground lease expense	849	879	1,699	1,173
Adjusted EBITDA	$90,106	$85,428	$161,209	$134,081

Hotels Owned

As of June 30, 2015, the Company owned 174 hotels with an aggregate of 22,177 rooms located in 32 states.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	31	4,156
Hilton Garden Inn	30	3,984
Residence Inn	26	2,939
Hampton Inn	26	3,175
Homewood Suites	23	2,572
SpringHill Suites	14	1,872
TownePlace Suites	8	810
Fairfield Inn	7	845
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	205
Total	174	22,177

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	10	948
Alaska	1	169
Arizona	7	926
Arkansas	4	408
California	20	2,637
Colorado	2	245
Florida	16	1,992
Georgia	5	468
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Louisiana	4	541
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	2	168
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	2	369
North Carolina	9	1,038
Ohio	1	142
Oklahoma	1	200
Pennsylvania	3	391
South Carolina	3	325
Tennessee	6	702
Texas	28	3,452
Utah	2	257
Virginia	14	2,190
Washington	4	609
Total	174	22,177

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 174 hotels the Company owned as of June 30, 2015.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo	CA	Courtyard	Inn Ventures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	154
San Bernardino	CA	Residence Inn	Inn Ventures	2/16/2011	95
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	Inn Ventures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	Inn Ventures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	Inn Ventures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	164
New York	NY	Renaissance	Highgate	3/1/2014	205
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	Inn Ventures	3/1/2014	150
Seattle	WA	Residence Inn	Inn Ventures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	Inn Ventures	3/1/2014	119
Total					22,177

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

See Note 7 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Liquidity and Capital Resources

Capital Resources

Credit Facility

As discussed above, in connection with its Listing, the Company entered into an amendment and restatement of its credit facility, increasing total availability to $965 million, reducing the annual interest rate to, subject to certain exceptions, one-month LIBOR plus a margin ranging from 1.50% to 2.30% depending on the Company’s leverage ratio and extending the maturity of the revolving credit facility to May 2019 and the maturity of the term loan facility to May 2020, subject to certain conditions.  The terms of the $965 million credit facility are similar to the original $345 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly.  In conjunction with the initial $212.5 million term loan and the July 1, 2015 $110 million term loan, the Company entered into interest rate swap agreements for the same notional amounts and maturities as the term loans.  The interest rate swap agreements effectively provide the Company with payment requirements equal to a fixed interest rate on the variable rate debt (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the $540 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

The credit facility is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of June 30, 2015, the credit facility had an outstanding principal balance of $309.8 million, including the $212.5 million term loan with an effective annual fixed interest rate of approximately 3.08% (subject to adjustment based on the Company’s leverage ratio) and $97.3 million outstanding on the $540 million revolving credit facility with an annual variable interest rate of approximately 1.73%.

Similar to the $345 million credit facility, the $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of defaults.  The credit agreement requires that the Company comply with various covenants, including covenants restricting liens, indebtedness, investments, mergers, asset sales and the payment of certain dividends.  In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and maximum dividend payout ratio.  See Note 5 titled “Credit Facility and Mortgage Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for a listing of the quarterly financial covenants, as defined in the credit agreement.  The Company was in compliance with the applicable covenants at June 30, 2015.

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $965 million credit facility.  The Company anticipates that cash flow from operations and availability under its credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations and development, repurchases of common shares, and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

Index

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the six months ended June 30, 2015 totaled approximately $124.2 million and were paid at a monthly rate of $0.113334 per common share for the first five months of 2015 and $0.10 per common share in June 2015.  For the same period the Company’s net cash generated from operations was approximately $116.8 million.  This shortfall includes a return of capital and was funded in part by borrowings on the Company’s credit facility.

The Company’s current annual distribution rate, payable monthly is $1.20 per common share.  As contemplated by the A7 and A8 mergers, the Board of Directors reduced the annual distribution rate from $1.6605 per common share to $1.32 per common share, effective with the March 2014 distribution.  Effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $1.32 per common share to $1.36 per common share.  On April 23, 2015, the Company’s Board of Directors, in anticipation of the Listing, authorized a monthly distribution at an annual rate of $1.20 per common share.  This new distribution rate was effective with the June 2015 distribution.  Due to seasonality, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing or offering proceeds to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Tender Offer and Share Repurchase Program

As discussed above, the Company utilized its credit facility to fund the Tender Offer completed in June 2015.  Also discussed above, the Company plans to utilize its credit facility to fund its approved common share repurchase program of up to $500 million.

Terminated Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  During the three months ended June 30, 2015, the Company redeemed approximately 0.2 million common shares at a price of $18.40 per common share, or a total of approximately $4.1 million.  During the six months ended June 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Terminated Dividend Reinvestment Plan

In April 2015, the Board of Directors approved the termination of the Company’s Dividend Reinvestment Plan.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  The Company is required, under all of the hotel management agreements and certain loan agreements, to make available, for the repair, replacement and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of June 30, 2015, the Company held $20.6 million in reserves for capital expenditures.  During the six months ended June 30, 2015, the Company invested approximately $19.8 million in capital expenditures and anticipates spending an additional $30 to $40 million during the remainder of 2015.  The Company does not currently have any existing or planned projects for development.

Index

Hotel Contract Commitments

As of June 30, 2015, the Company had outstanding contracts for the potential purchase of two additional hotels, which were under construction, for a total purchase price of $84.6 million.  The Burbank SpringHill Suites was acquired on July 13, 2015, the same day the hotel opened for business.  It is anticipated that the construction of the Atlanta Home2 Suites will be completed and the hotel will open for business within the next six months, at which time a closing is expected.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase contract.  The purchase price for the Burbank SpringHill Suites was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties, and it is anticipated that the purchase price for the remaining outstanding contract will be funded similarly.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 7 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, Apple Ten Advisors, Inc. (“A10A”) and Apple Suites Realty Group, Inc. (“ASRG”).  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

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

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Subsequent Events

On July 1, 2015, the Company originated a $110 million floating-rate term loan under its $965 million credit facility, which matures in May 2020 and used the proceeds to reduce the outstanding balance on the revolving portion of the credit facility.  In conjunction with this term loan, the Company entered into an interest rate swap agreement for the same notional amount and maturity as the term loan, providing the Company with payment requirements equal to a fixed interest rate of 3.12% (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020.

In July 2015, the Company paid approximately $17.6 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

On July 17, 2015, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of August 2015.  The distribution is payable on August 17, 2015, to shareholders of record as of July 31, 2015.

Subsequent to June 30, 2015, the Company entered into a series of contracts for the potential purchase of four hotels.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the hotel and contract information.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Gross Purchase Price	Initial Refundable Deposit
Burbank, CA	Courtyard	7/2/2015	190	$54,000	$550
San Diego, CA	Courtyard	7/2/2015	245	56,000	550
Syracuse, NY (a)	Courtyard	7/21/2015	102	23,940	150
Syracuse, NY (a)	Residence Inn	7/21/2015	78	18,060	150
			615	$152,000	$1,400

(a)	The Courtyard and Residence Inn hotels in Syracuse, NY are part of an adjoining two-hotel complex that are located on the same site. The purchase contract for these hotels requires the Company to assume approximately $22.5 million in mortgage debt (secured jointly by the two hotels). This loan provides for monthly payments of principal and interest on an amortized basis.

On July 13, 2015, the same day the hotel opened for business, the Company closed on the purchase of a 170-room SpringHill Suites in Burbank, California for a gross purchase price of $60 million.

The Company’s share repurchase program became effective on July 8, 2015.  Under the program, the Company purchased approximately 0.2 million of its common shares, at an average purchase price of $17.80 per common share, for an aggregate purchase price of approximately $3.3 million during the period from July 8, 2015 through July 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $540 million revolving credit facility.  Based on the outstanding balance of the Company’s $540 million revolving credit facility at June 30, 2015 of $97.3 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.0 million, all other factors remaining the same.  The Company’s cash balance at June 30, 2015 was $0.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

The Company’s variable rate debt consists only of the $965 million credit facility and one variable rate mortgage loan.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable rate debt.

The Company has an interest rate swap agreement that effectively fixes the interest payments on the Company’s variable-rate mortgage loan through maturity.  Under the terms of this interest rate swap, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.

Index

In May 2015, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $212.5 million term loan.  Under the terms of the $212.5 million interest rate swap, the Company pays a fixed interest rate and receives a floating rate of interest equal to the one month LIBOR, effectively fixing the interest payments on the term loan (subject to adjustment based on the Company’s leverage ratio) through maturity in May 2020, which as of June 30, 2015 was an annual fixed interest rate of approximately 3.08%.  The interest rate swap has been designated by the Company as an effective cash flow hedge for accounting purposes.  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  From inception of the swap through June 30, 2015, the swap was a fully effective hedge, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets. As of June 30, 2015, the fair value of this swap totaled approximately $0.2 million (liability).  For the three and six months ended June 30, 2015, the change in fair value resulted in an unrealized loss of approximately $0.2 million in other comprehensive income (loss).

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at June 30, 2015.  All dollar amounts are in thousands.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$37,264	$133,502	$95,710	$6,305	$103,902	$420,036	$796,719	$801,506
Average interest rates	4.1%	3.9%	3.6%	3.4%	3.6%	3.8%

Variable rate debt:
Maturities	$390	$780	$36,945	$-	$97,300	$212,500	$347,915	$348,309
Average interest rates (1)	2.8%	2.8%	2.7%	2.7%	2.8%	3.1%

Fixed rate debt:
Maturities	$36,874	$132,722	$58,765	$6,305	$6,602	$207,536	$448,804	$453,197
Average interest rates	5.2%	5.0%	4.7%	4.5%	4.5%	4.5%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In re Apple REITs Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner were parties to a consolidated matter called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO.  On March 25, 2015, United States District Judge Kiyo A. Matsumoto entered a Memorandum and Order dismissing with prejudice all remaining claims in this matter and judgment was entered in favor of the defendants, including the Company.  The time for appeal on this matter has passed.

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

The parties have reached an agreement in principle to settle the remaining claims.  On July 30, 2015, the Court preliminarily approved the settlement and ordered notice to be mailed to shareholders by August 6, 2015.  The Court scheduled a Fairness Hearing on September 14, 2015.  The settlement is among the remaining Defendants (the former Apple REIT Nine, Inc. board of directors) and certain former Apple REIT Nine, Inc. shareholders and will not directly involve the Company.  The settlement as proposed and preliminarily approved does not impact the Company’s financial position.

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

Wenzel v. Knight et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on June 16, 2014, Plaintiff Dorothy Wenzel, purportedly a shareholder of Apple REIT Seven, Inc. and Apple REIT Eight, Inc., now part of the Company, filed a class action against Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Fund Management, LLC and several officers and directors of the Company on behalf of all then-existing shareholders and former shareholders of Apple REIT Seven, Inc. and Apple REIT Eight, Inc., now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans between July 17, 2007 and June 30, 2013 (Wenzel v. Knight, et al., Case No. 3:14-cv-00432, E.D. Va.).  On February 4, 2015, Plaintiff filed an amended complaint against the Company, Apple Eight Advisors, Inc., Apple Fund Management, LLC, and several officers and directors of the Company alleging breach of contract, tortious interference with contract, fraud, negligence and violation of the Virginia Securities Act.  The Court granted Defendants’ motion to dismiss with prejudice all claims on June 1, 2015.  The time for Plaintiff to appeal this matter has passed.

Index

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

The market price of the Company’s common shares may fluctuate widely and there can be no assurance that the market for its common shares will provide shareholders with adequate liquidity.

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange under the ticker symbol “APLE” (the “Listing”).  Prior to the Listing, there was no material public market for its common shares.  The market price of the Company’s common shares may fluctuate widely, depending on many factors, some of which may be beyond the Company’s control, including:

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

Index

The Company’s common shares may experience low trading volumes and higher trading price volatility due to the composition of the shareholder base in the months following its Listing.

Prior to the Company’s Listing, the Company was a non-publicly-traded REIT held almost exclusively by non-institutional shareholders.  In the first months after listing, a significant portion of the Company’s common shares continue to be held by such non-institutional shareholders. Non-institutional shareholders may not trade with the frequency and predictability of institutional shareholders, which may result in low liquidity and trading price volatility.

Increases in market interest rates may reduce demand for the Company’s common shares and result in a decline in the market price of the Company’s common shares.

The market price of the Company’s common shares may be influenced by the distribution yield on its common shares (i.e., the amount of the Company’s annual distributions as a percentage of the market price of its common shares) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of the Company’s common shares to expect a higher distribution yield, which the Company may not be able, or may choose not, to provide. Thus, higher market interest rates could cause the market price of the Company’s common shares to decline.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Terminated Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  During the six months ended June 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Tender Offer

In connection with the Listing, the Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.

The following is a summary of all share repurchases during the second quarter of 2015 (no repurchases occurred in May of 2015).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015 (1)	223,152	$18.40	223,152	0
June 2015 (2)	10,526,316	$19.00	10,526,316	0
Total	10,749,468		10,749,468
(1) Share redemptions made as part of the Company's share redemption program, which was terminated following the April 2015 redemption.
(2) Shares purchased as part of the Tender Offer, which expired on June 22, 2015.

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

10.12
Amended and Restated Credit Agreement dated as of May 18, 2015 among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and Keybank National Association as L/C Issuers, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (SEC file No. 001-37389) filed May 18, 2015)

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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: August 6, 2015
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 6, 2015
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)