Form 10-Q
period 2015-09-30
Apple Hospitality REIT, Inc.
filed 2015-11-05
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 001-37389

APPLE HOSPITALITY REIT, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of November 1, 2015: 174,363,215

Index

APPLE HOSPITALITY REIT, INC.
FORM 10-Q

This Form 10-Q includes references to certain trademarks or service marks.  The Courtyard by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn & Suites by Marriott®, Marriott® Hotels, Renaissance® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates.  The Embassy Suites  by Hilton®, Hampton Inn by Hilton®, Hampton Inn & Suites by Hilton®, Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings, Inc. or one or more of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $390,065 and $296,559, respectively	$3,651,482	$3,492,821
Assets held for sale	0	195,588
Cash and cash equivalents	105	0
Restricted cash-furniture, fixtures and other escrows	25,700	32,526
Due from third party managers, net	38,436	22,879
Other assets, net	42,770	35,935
Total Assets	$3,758,493	$3,779,749

Liabilities
Credit facility	$500,500	$191,600
Mortgage debt	463,746	517,970
Accounts payable and other liabilities	80,525	55,555
Total Liabilities	1,044,771	765,125

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 174,404,915 and 186,910,407 shares, respectively	3,501,252	3,737,328
Accumulated other comprehensive loss	(6,163)	(511)
Distributions greater than net income	(781,367)	(722,193)
Total Shareholders' Equity	2,713,722	3,014,624

Total Liabilities and Shareholders' Equity	$3,758,493	$3,779,749

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Room	$221,978	$213,831	$628,982	$552,645
Other	18,577	18,053	56,299	48,928
Total revenue	240,555	231,884	685,281	601,573

Expenses:
Operating	59,024	58,617	170,781	152,020
Hotel administrative	17,684	16,627	52,248	43,610
Sales and marketing	18,524	18,441	53,502	47,798
Utilities	9,505	9,587	25,222	22,965
Repair and maintenance	9,245	9,073	27,771	23,943
Franchise fees	10,360	9,762	29,069	25,137
Management fees	8,491	8,083	24,081	21,074
Property taxes, insurance and other	10,450	11,121	33,727	29,477
Ground lease	2,496	2,489	7,504	5,850
General and administrative	5,175	5,627	14,421	14,774
Transaction and listing costs	842	707	7,891	4,593
Series B convertible preferred share expense	0	0	0	117,133
Loss on impairment of depreciable real estate assets	0	8,600	0	8,600
Depreciation	32,351	31,095	94,205	81,408
Total expenses	184,147	189,829	540,422	598,382

Operating income	56,408	42,055	144,859	3,191

Interest and other expense, net	(9,302)	(6,340)	(24,265)	(17,197)
Gain on sale of real estate	0	0	15,358	0

Income (loss) before income taxes	47,106	35,715	135,952	(14,006)

Income tax expense	(138)	(553)	(872)	(1,495)

Net income (loss)	$46,968	$35,162	$135,080	$(15,501)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	(5,978)	757	(6,437)	311
Cash flow hedge losses reclassified to earnings	0	0	785	0

Comprehensive income (loss)	$40,990	$35,919	$129,428	$(15,190)

Basic and diluted net income (loss) per common share	$0.27	$0.19	$0.74	$(0.09)

Weighted average common shares outstanding - basic and diluted	175,069	186,910	182,247	166,292

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$135,080	$(15,501)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Series B convertible preferred share expense	0	117,133
Depreciation	94,205	81,408
Loss on impairment of depreciable real estate assets	0	8,600
Gain on sale of real estate	(15,358)	0
Other non-cash expenses, net	4,998	1,133
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Increase in due from third party managers, net	(15,520)	(9,444)
Increase in other assets, net	(4,632)	(4,086)
Increase in accounts payable and other liabilities	6,389	4,873
Net cash provided by operating activities	205,162	184,116

Cash flows from investing activities:
Acquisition of hotel properties, net	(213,189)	0
Deposits and other disbursements for potential acquisitions	(1,130)	0
Capital improvements and development costs	(40,054)	(48,239)
Decrease in capital improvement reserves	7,351	2,368
Net proceeds from sale of real estate	205,154	5,648
Net cash used in investing activities	(41,868)	(40,223)

Cash flows from financing activities:
Repurchases of common shares	(236,718)	(2,349)
Distributions paid to common shareholders	(176,814)	(169,862)
Payments on extinguished credit facilities	0	(129,490)
Net proceeds from existing credit facility	308,900	175,000
Proceeds from mortgage debt	38,000	27,000
Payments of mortgage debt	(89,547)	(57,289)
Financing costs	(7,010)	(5,005)
Net cash used in financing activities	(163,189)	(161,995)

Increase (decrease) in cash and cash equivalents	105	(18,102)

Cash and cash equivalents, beginning of period	0	18,102

Cash and cash equivalents, end of period	$105	$0

Supplemental cash flow information:
Interest paid	$25,230	$21,528

Supplemental disclosure of noncash investing and financing activities:
Merger transactions purchase price, net	$0	$1,814,613
Conversion of Series B convertible preferred shares to common shares	$0	$117,133
Accrued distribution to common shareholders	$17,440	$0

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of September 30, 2015, the Company owned 177 hotels with an aggregate of 22,782 rooms located in 32 states.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2014 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2015.

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

Index

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for both the three and nine months ended September 30, 2015 and 2014.  As a result, basic and diluted net income (loss) per common share were the same.  As discussed in Note 2, as a result of becoming self-advised, the Series B convertible preferred shares converted to common shares effective March 1, 2014, resulting in approximately 5.8 million additional common shares outstanding.

Recent Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined.  Previously, acquirers were required to recognize these adjustments retrospectively.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a prospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Index

All costs related to the A7 and A8 mergers have been expensed in the period they were incurred and are included in transaction and listing costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $7.5 million in total merger costs (including approximately $1.3 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers discussed in Note 10, which is net of approximately $0.6 million of reimbursements received from the Company’s directors and officers insurance carriers), of which approximately $1.0 million and $3.5 million, respectively, were incurred during the nine months ended September 30, 2015 and 2014.  During the first nine months of 2015, the merger costs consisted primarily of costs to defend the class action lawsuit.

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

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through September 30, 2014, included in the Company’s consolidated statements of operations were approximately $282.7 million and $63.7 million, respectively.

The following unaudited pro forma information for the three and nine month periods ended September 30, 2015 and 2014 is presented as if the A7 and A8 mergers, effective March 1, 2014, had occurred on January 1, 2014, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the mergers been completed on January 1, 2014, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the mergers.  Amounts are in thousands except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$240,555	$231,884	$685,281	$662,421
Net income	$47,087	$35,612	$136,091	$106,370
Net income per share - basic and diluted	$0.27	$0.19	$0.75	$0.57
Weighted average common shares outstanding - basic and diluted	175,069	186,910	182,247	186,910

For purposes of calculating these pro forma amounts, merger transaction costs and the expense related to the conversion of the Series B convertible preferred shares, each included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these are attributable to the A7 and A8 mergers and related transactions and do not have an ongoing impact to the statements of operations.  Merger transaction costs totaled approximately $0.1 million and $0.5 million for the three months ended September 30, 2015 and 2014 and approximately $1.0 million and $3.5 million for the nine months ended September 30, 2015 and 2014.  The expense related to the conversion of the Series B convertible preferred shares was approximately $117.1 million for the nine months ended September 30, 2014.  As discussed in Note 4, the Company sold 18 hotels on February 26, 2015, of which 12 of the hotels were acquired with the A7 and A8 mergers, and sold one hotel acquired with the A7 and A8 mergers on June 1, 2015; therefore, the pro forma results of the Company for the nine months ended September 30, 2015 only include operations of these hotels through the respective dates of their sale.

3.  Investment in Real Estate

The Company acquired five hotels during the first nine months of 2015.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156	$23,000
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110	19,800
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	60,000
Burbank	CA	Courtyard	Huntington	8/11/2015	190	54,000
San Diego	CA	Courtyard	Huntington	9/1/2015	245	56,000
					871	$212,800

Index

At the date of purchase, the purchase price for each of these properties was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties discussed in Note 4.

For the five hotels acquired during the first nine months of 2015, the amount of revenue and operating income (excluding acquisition related transaction costs totaling $0.4 million) included in the Company’s consolidated statements of operations from the acquisition date to September 30, 2015 was approximately $6.7 million and $1.6 million, respectively.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

The Company’s total investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Land	$560,205	$520,406
Building and Improvements	3,193,708	3,010,314
Furniture, Fixtures and Equipment	279,347	251,170
Franchise Fees	8,287	7,490
	4,041,547	3,789,380
Less Accumulated Depreciation	(390,065)	(296,559)
Investment in Real Estate, net	$3,651,482	$3,492,821

As of September 30, 2015, the Company owned 177 hotels with an aggregate of 22,782 rooms located in 32 states.  As further discussed in Note 4, during the first quarter of 2015 the Company decided not to sell the TownePlace Suites in Columbus, Georgia, which was classified as held for sale as of December 31, 2014, and reclassified the property as held and used.

During the three and nine months ended September 30, 2014, the Company recorded an impairment loss of approximately $8.6 million on three of 22 properties identified for potential sale during this period, of which as further discussed in Note 4, 19 of these properties were sold during 2015.  Due to the change in the anticipated holding period of the assets, the undiscounted cash flows generated by these three properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, management’s estimates of discount rates, estimates of market capitalization rates and other market considerations.  There was not an impairment loss during the nine months ended September 30, 2015.

As of September 30, 2015, the Company had outstanding contracts for the potential purchase of six additional hotels for a total purchase price of $123.1 million.  Of these six hotels, four are under construction and are planned to be completed and opened for business over the next six to 21 months from September 30, 2015, at which time closing on these hotels is expected to occur.  Closing on the two remaining hotels, which are already in operation, occurred on October 16, 2015.  Although the Company is working towards acquiring the four hotels under construction, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2015.  All dollar amounts are in thousands.

Index

Location	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Operating
Syracuse, NY (a)	Courtyard	7/21/2015	102	$250	$23,940
Syracuse, NY (a)	Residence Inn	7/21/2015	78	250	18,060
Under development (b)
Atlanta, GA	Home2 Suites	5/5/2015	128	300	24,600
Birmingham, AL (c)(d)	Home2 Suites	8/28/2015	105	1	19,219
Birmingham, AL (c)(d)	Hilton Garden Inn	8/28/2015	105	1	19,219
Fort Worth, TX (d)	Courtyard	8/28/2015	124	3	18,034
			642	$805	$123,072

___________________
(a) The Courtyard and Residence Inn hotels in Syracuse, NY are part of an adjoining two-hotel complex located on the same site.  Closing on these hotels occurred on October 16, 2015.  At closing, the Company assumed approximately $22.4 million in mortgage debt (secured jointly by the two hotels).  This loan provides for monthly payments of principal and interest on an amortized basis.

(b) These hotels are currently under development.  The table shows the expected number of rooms upon hotel completion and the expected franchise brands.  Assuming all conditions to closing are met, the purchases of these hotels are expected to close over the next six to 21 months from September 30, 2015.

(c) The Home2 Suites and Hilton Garden Inn hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.
(d) If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract.  As the property is under construction, at this time, the seller has not met all of the conditions to closing.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  The purchase price for the Syracuse Courtyard and Residence Inn hotels, net of debt assumed, was funded through the Company’s credit facility and it is anticipated that the purchase price for the remaining outstanding contracts will be funded similarly.

On April 23, 2015, the Company executed a contract for the potential acquisition of a Homewood Suites located in Hartford, Connecticut.  In May 2015, this contract was terminated.  The gross purchase price for the 116-room hotel was $18.5 million.  In connection with the termination of this contract, the initial deposit of $500,000 was repaid to the Company.

4.  Dispositions

During the nine months ended September 30, 2015, the Company sold 19 properties in two separate transactions for a total sales price of approximately $208.5 million.  In conjunction with these transactions, the Company recorded a gain on sale of approximately $15.4 million, which is included in the Company’s consolidated statements of operations for the nine months ended September 30, 2015.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the intent to use the increased availability to fund hotel acquisitions, hotel renovations and other general corporate purposes.  The following table lists the properties sold:

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

Index

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

As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (the TownePlace Suites in Columbus, Georgia with a purchase price of $6.6 million) from the transaction.  At this time, the Company does not have any immediate plans to sell this hotel.  Due to this change in plans, this hotel was reclassified as held and used during the first quarter of 2015 and is included in investment in real estate, net in the Company’s consolidated balance sheet as of September 30, 2015.

Also, during the second quarter of 2015 the Company entered into a contract to sell and completed the sale of the Hampton Inn located in Tupelo, Mississippi for a sales price of approximately $2.1 million, resulting in a loss of approximately $0.3 million.

13 of the 19 hotels sold were originally acquired by the Company in the A7 and A8 mergers, effective March 1, 2014 (see table above for a list of properties), and therefore the historical operating results of the Company only include operations from March 1, 2014 through the respective dates of sale for these hotels.  The Company’s consolidated statements of operations include operating income of approximately $1.2 million for the three months ended September 30, 2014 and approximately $2.0 million and $6.7 million for the nine months ended September 30, 2015 and 2014 relating to the 19 hotels for the respective periods of ownership (the consolidated statements of operations for the three months ended September 30, 2015 did not contain any operating activity from these hotels, as they were sold prior to the beginning of the period).  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three and nine months ended September 30, 2015 and 2014. There are no assets classified as held for sale as of September 30, 2015.

5.  Credit Facility and Mortgage Debt

Credit Facility

On March 3, 2014, the Company entered into a $345 million credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan).  On May 18, 2015, concurrent with the Listing, the Company entered into an amendment and restatement of the $345 million credit facility, increasing the borrowing capacity to $965 million and extending the maturity dates.  The $965 million credit facility is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, of which $212.5 million was funded on May 18, 2015, $110.0 million was funded on July 1, 2015, and $102.5 million was funded on August 14, 2015.  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.  The terms of the unsecured $965 million credit facility are similar to the $345 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly and the interest rate, which decreased slightly and, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.50% to 2.30%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.   In conjunction with two of the term loans, including the $212.5 million term loan and $110.0 million term loan, the Company entered into interest rate swap agreements for the same notional amounts and maturities as these loans.  The interest rate swap agreements effectively provide the Company with payment requirements equal to a fixed interest rate on the variable rate debt (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020 (see Note 6 for more information on the interest rate swap agreements).  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the $540 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

Index

As of September 30, 2015, the credit facility had an outstanding principal balance of approximately $500.5 million, including $425.0 million in term loans with an effective annual interest rate of approximately 2.76% (including the effect of the interest rate swaps on $322.5 million of this debt resulting in an annual fixed interest rate of approximately 3.10% and subject to adjustment based on the Company’s leverage ratio) and approximately $75.5 million outstanding on the $540 million revolving credit facility with an annual variable interest rate of approximately 1.74%.  As of December 31, 2014, the credit facility had an outstanding principal balance of $191.6 million, including a $100 million term loan with an effective annual fixed interest rate of approximately 3.13% and $91.6 million outstanding on the $245 million revolving credit facility with an annual variable interest rate of approximately 1.77%.

Similar to the $345 million credit facility, the $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, including covenants restricting liens, indebtedness, investments, mergers, asset sales and the payment of certain dividends.  In addition, the credit facility contains covenants restricting the level of certain investments and the following quarterly financial covenants (capitalized terms are defined in the credit agreement).

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

The Company was in compliance with the applicable covenants at September 30, 2015.

Mortgage Debt

As of September 30, 2015, the Company had approximately $461.7 million in outstanding property level debt secured by 39 properties, with maturity dates ranging from October 2015 to October 2032, stated interest rates ranging from 0% to 6.90% and effective interest rates ranging from 3.66% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments as of September 30, 2015 and December 31, 2014 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index
Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of September 30, 2015	Outstanding balance as of December 31, 2014
Overland Park, KS	Residence Inn	5.74%		3/1/2014		(2)	$6,018	$0	$5,833
Concord, NC	Hampton Inn	6.10%		3/1/2014		(3)	4,718	0	4,644
Westford, MA	Residence Inn	5.30%	(4)	3/1/2014		(5)	6,530	0	6,397
Dallas, TX	Hilton	6.63%		5/17/2011		(6)	20,988	0	18,913
Tupelo, MS	Hampton Inn	5.90%		3/1/2014		(7)	3,124	0	2,977
Rogers, AR	Hampton Inn	5.20%		8/31/2010		(8)	8,337	0	7,593
St. Louis, MO	Hampton Inn	5.30%		8/31/2010		(8)	13,915	0	12,692
Kansas City, MO	Hampton Inn	5.45%		8/31/2010		(9)	6,517	0	5,961
Kansas City, MO	Residence Inn	5.74%		3/1/2014		(10)	10,602	0	10,420
Fayetteville, NC	Residence Inn	5.14%		3/1/2014		(11)	6,545	0	6,410
Allen, TX	Hilton Garden Inn	5.37%		10/31/2008		(12)	10,787	9,380	9,559
Austin, TX	Homewood Suites	5.99%		4/14/2009	3/1/2016		7,556	6,314	6,486
Austin, TX	Hampton Inn	5.95%		4/14/2009	3/1/2016		7,553	6,306	6,478
Houston, TX	Residence Inn	5.71%		3/1/2014	3/1/2016		9,930	9,573	9,745
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014	4/11/2016		5,557	5,273	5,410
Round Rock, TX	Hampton Inn	5.95%		3/6/2009	5/1/2016		4,175	3,489	3,583
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014	6/1/2016		10,494	10,172	10,327
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011	7/8/2016		4,954	4,601	4,665
Bristol, VA	Courtyard	6.59%		11/7/2008	8/1/2016		9,767	8,792	8,922
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		13,931	13,475	13,695
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		16,813	16,263	16,529
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016		14,892	14,405	14,640
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016		12,009	11,617	11,806
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016		7,458	7,254	7,352
Lewisville, TX (13)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(4)	3/1/2014	1/13/2017		15,662	15,168	15,402
Burbank, CA	Residence Inn	4.24%	(4)	3/1/2014	1/13/2017		23,493	22,752	23,103
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017		4,977	4,730	4,849
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,839	5,922
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,594	10,745
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,399	15,619
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017		6,052	5,305	5,437
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,468	12,661
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	11,055	11,254
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	11,841	12,055
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,529	5,627
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,525	14,782
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,714	11,921
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	27,258	27,744
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	21,807	22,193
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,429	8,584
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	9,085	9,251
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,338	6,462
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	7,981	8,137
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	17,862	18,216
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	16,023	16,337
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024		27,000	26,358	26,806
Westford, MA	Residence Inn	4.28%		3/18/2015	4/11/2025	(5)	10,000	9,910	0
Dallas, TX	Hilton	3.95%		5/22/2015	6/1/2025	(6)	28,000	27,877	0
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010	10/1/2032	(14)	7,894	6,969	7,132
							$573,996	$461,730	$513,276
Unamortized fair value adjustment of assumed debt								2,016	4,694
Total								$463,746	$517,970

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
(11) Loan was repaid in full on September 1, 2015.
(12) Loan was repaid in full on October 12, 2015.
(13) Unsecured loan.
(14) Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

Index

6.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Credit Facility and Mortgage Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2015, the carrying value and estimated fair value of the Company’s debt was approximately $964.2 million and $968.8 million.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $709.6 million and $718.9 million.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These instruments are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following is a summary of the notional amounts, assumption or origination dates, maturity dates and fair values (liabilities) of the interest rate swap agreements outstanding as of September 30, 2015 and December 31, 2014 (in thousands):

	Notional amount at	Assumption or		Fair value
Hedge Type	September 30, 2015	Origination Date	Maturity date	September 30, 2015	December 31, 2014
Non-designated hedge (1)	$0	3/1/2014	10/1/2015	$0	$(74)
Non-designated hedge (2)	0	3/1/2014	1/13/2015	0	(11)
Non-designated hedge (3)	37,920	3/1/2014	1/13/2017	(285)	(183)
Non-designated hedge (4)	0	3/6/2014	3/1/2019	0	(511)
Cash flow hedge	212,500	5/21/2015	5/18/2020	(3,930)	0
Cash flow hedge	110,000	7/2/2015	5/18/2020	(2,233)	0
				$(6,448)	$(779)

________
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

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  For swaps designated as cash flow hedges, the changes in fair value on the effective portion are recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets.  Changes in fair value on the ineffective portion of all designated hedges are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For swaps not designated as cash flow hedges, the changes in fair value are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Other than the fair value changes associated with the cash flow hedge for which hedge accounting was discontinued during the first half of 2015 as discussed below, fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended September 30, 2015 and 2014 were not material.

Index

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded unrealized gains (losses) of approximately $(6.0) million and $0.8 million during the three months ended September 30, 2015 and 2014, and approximately $(6.4) million and $0.3 million during the nine months ended September 30, 2015 and 2014, respectively to other comprehensive income (loss).  During the nine months ended September 30, 2015, the Company reclassified $0.8 million of losses from accumulated other comprehensive loss to earnings which was associated with the $100 million terminated swap agreement as discussed below.  There were no reclassifications during the prior year.  Amounts recorded to accumulated other comprehensive loss totaled approximately $6.2 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively.

Terminated Interest Rate Swap

On March 6, 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixed the interest rate on the $100 million term loan (subject to adjustment based on the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company paid a fixed interest rate of 1.58% and received a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement was scheduled to mature in March 2019.  At inception, the interest rate swap was designated by the Company as an effective cash flow hedge for accounting purposes.  From inception of the swap through March 2, 2015, the swap was a fully effective hedge for accounting purposes, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets, which totaled $0.8 million as of March 2, 2015.  In the first quarter of 2015, the Company announced its intent to pursue a listing of its common shares on a national securities exchange and to enter into a modified credit facility to fund a possible tender offer and share buyback program.  As a result of this decision, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore the Company discontinued hedge accounting, and subsequent changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statement of operations.

In May 2015, concurrent with the Listing, the Company amended and restated its credit facility, repaid the $100 million term loan and terminated the $100 million interest rate swap, resulting in a cash settlement totaling approximately $1.1 million, the fair value at the time of settlement.  As a result, the Company realized a loss of approximately $1.1 million during the nine months ended September 30, 2015 related to the swap termination, of which approximately $0.8 million previously recorded to accumulated other comprehensive loss ($0.3 million was recorded during the first quarter of 2015 and $0.5 million was recorded during 2014) was reclassified as an increase to transaction and listing costs with the remaining amount recorded to interest and other expense, net in the Company’s consolidated statements of operations.

Outstanding Interest Rate Swaps

In May 2015 and July 2015, respectively, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts and maturities as its $212.5 million term loan and its $110.0 million term loan (see Note 5 for more information on the term loans).  Under the terms of the $212.5 million and $110.0 million interest rate swaps, the Company pays a fixed interest rate of 1.58% and 1.62% on each respective swap, and receives a floating rate of interest equal to the one month LIBOR, which as of September 30, 2015 resulted in annual fixed interest rates of approximately 3.08% and 3.12% for each respective loan.  These swaps have been designated as cash flow hedges for accounting purposes.  From inception of the respective swaps through September 30, 2015, each swap was a fully effective hedge, and therefore the changes in fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets.

7.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  There have been no changes to the contracts and relationships discussed in the Company’s 2014 Annual Report on Form 10-K.  Below is a summary of the related party relationships in effect as of September 30, 2015.

Index

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

Subcontract Agreement with Apple Ten Advisors, Inc.

In connection with the Merger Agreement, on August 7, 2013, the Company entered into a subcontract agreement, as amended, with Apple Ten Advisors, Inc. (“A10A”) to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to the Company.  The subcontract agreement provides that, from and after the completion of the A7 and A8 mergers, the Company provides to Apple Ten advisory services and receives an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and is reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Total advisory fees earned by the Company from Apple Ten for the nine months ended September 30, 2015 and 2014 totaled approximately $1.9 million and $0.8 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  The increase in 2015 was primarily due to Apple Ten reaching the next fee tier under its advisory agreement due to improved results of operations of Apple Ten during this period.

Support Services to Apple Ten, A10A and Apple Suites Realty Group, Inc.

From and after the A7 and A8 mergers, the Company provides support services to Apple Ten and its advisors, A10A and Apple Suites Realty Group, Inc. (“ASRG”), which have agreed to reimburse the Company for its costs in providing these services.  Total reimbursed costs received by the Company from these entities for the nine months ended September 30, 2015 and 2014 totaled approximately $2.1 million and $1.8 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company.  The amounts reimbursed to the Company are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ASRG.  As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility.  The amounts outstanding at any point in time are not significant to any of the companies.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management and renovation purposes.  Apple Air is jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of September 30, 2015 and December 31, 2014 totaled approximately $0.8 million and $1.0 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The aircraft is also leased to affiliates of the Company based on third party rates, which was not significant during the reporting periods.

Index

8.  Shareholders’ Equity

Listing on the New York Stock Exchange

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE”.

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  The reverse share split was previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the A7 and A8 mergers.  As a result of the reverse share split, every two common shares were converted into one common share, reducing the number of issued and outstanding common shares from 372.2 million to 186.1 million on the effective date.  The common shares have the same respective voting rights, preferences and relative, participating, optional or other rights, and qualifications, limitations or restrictions as set forth in the amended and restated articles of incorporation in effect immediately prior to the effective date of the reverse share split.  The reverse share split did not have any effect on the total number of common shares the Company is authorized to issue under its amended and restated articles of incorporation.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.

Tender Offer

In connection with the Listing, the Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company has incurred approximately $0.6 million in costs related to the Tender Offer which are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its credit facility.

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  On July 8, 2015, the Company established a written trading plan (“Plan”) that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the Plan will depend upon prevailing market conditions, regulatory requirements and other factors.  The Plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  Since implementation through September 30, 2015, the Company purchased approximately 1.2 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.59 per common share, for an aggregate purchase price of approximately $21.2 million.  Purchases under the Plan have been funded, and the Company intends to fund future purchases, with availability under its credit facility.

Distributions

For the three months ended September 30, 2015 and 2014, the Company paid distributions of $0.30 and $0.33 per common share for a total of $52.6 million and $62.3 million, respectively.  For the nine months ended September 30, 2015 and 2014, the Company paid distributions of $0.97 and $1.05 per common share for a total of $176.8 million and $169.9 million, respectively.  Additionally, in September 2015, the Company declared a monthly distribution of $0.10 per common share for shareholders of record as of September 30, 2015, which was paid in October 2015.  The distribution of $17.4 million was recorded as a payable as of September 30, 2015 and included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Index

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

Terminated Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  The Company did not redeem any common shares under this program during the three months ended September 30, 2015.  During the nine months ended September 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Terminated Dividend Reinvestment Plan

In April 2015, the Board of Directors approved the termination of the Company’s Dividend Reinvestment Plan.

9.  Compensation Plans

In March 2015, the Compensation Committee of the Board of Directors approved an executive incentive plan (“2015 Incentive Plan”), effective January 1, 2015, for participants and established incentive goals for 2015.  Under the 2015 Incentive Plan, participants will be eligible to receive a bonus to be determined pursuant to a weighted average formula based on the achievement of certain 2015 performance measures.  The incentive goals are equally weighted and are based on targeted Adjusted EBITDA, Modified Funds from Operations per share, Comparable Hotel RevPAR growth, and relative share price performance.  The range of aggregate payouts under the 2015 Incentive Plan is $0 - $13 million.  Based on performance through September 30, 2015, the Company has accrued approximately $5.8 million as a liability for potential executive bonus payments under the 2015 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of September 30, 2015.  Executive compensation expense recognized by the Company under the 2015 Incentive Plan is included in general and administrative expense and totaled approximately $2.6 million and $5.8 million for the three and nine months ended September 30, 2015.  Approximately one-third of awards under the 2015 Incentive Plan, if any, will be paid in cash, and two-thirds will be issued in restricted stock under the 2014 Omnibus Incentive Plan, 50% of which would vest at the end of 2015 and 50% of which would vest at the end of 2016.  During 2014, a comparable executive incentive plan was approved by the Board of Directors in May 2014 (“2014 Incentive Plan”) that was effective March 1, 2014, and the Company recorded approximately $2.2 million and $5.1 million in general and administrative expense in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014.

10.  Legal Proceedings

In re Apple REITs Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company and others were parties to a consolidated matter called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO.  On March 25, 2015, United States District Judge Kiyo A. Matsumoto entered a Memorandum and Order dismissing with prejudice all remaining claims in this matter and judgment was entered in favor of the defendants, including the Company.  The time for appeal on this matter has passed.

Index

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

The parties reached an agreement in principle to settle the remaining claims.  The Court held a Fairness Hearing on September 14, 2015 and approved the settlement by order dated September 15, 2015 (the “Order”).  The settlement is among the remaining Defendants (the former Apple REIT Nine, Inc. board of directors) and certain former Apple REIT Nine, Inc. shareholders and does not directly involve the Company.  The settlement as approved does not impact the Company’s financial position.  A former shareholder who objected to the settlement has appealed the Order approving the settlement to the Fourth Circuit Court of Appeals, and plaintiffs have cross-appealed the former shareholder’s standing to object to the settlement.  Briefing in the Fourth Circuit is scheduled to be completed in February 2016.  The Company believes that the appeal is without merit, but the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

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

On March 9, 2015, the Court entered a Memorandum and Order dismissing all claims.  On April 6, 2015, Plaintiff filed a Second Amended Class Action Complaint asserting a breach of contract claim.  Defendants moved to dismiss the Second Amended Complaint on April 29, 2015 and briefing on the motion was completed on May 27, 2015.

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

Index

11.  Property Taxes, Insurance and Other Expense

During the third quarter of 2015, the Company received approximately $1.8 million in settlement proceeds, net of costs, from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered at several of the Company’s hotels as a result of the Gulf of Mexico oil spill in 2010, which has been classified as a reduction to property taxes, insurance and other expense.

12.  Subsequent Events

In October 2015, the Company paid approximately $17.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

On October 20, 2015, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2015.  The distribution is payable on November 16, 2015, to shareholders of record as of October 30, 2015.

On October 16, 2015, the Company closed on the purchase of a 102-room Courtyard and a 78-room Residence Inn in an adjoining two-hotel complex in Syracuse, New York.  The gross purchase price for the two hotels was $42.0 million and the Company assumed approximately $22.4 million in mortgage debt (secured jointly by the two hotels).

During the month of October 2015, the Company purchased, under its share repurchase program, approximately 42,000 of its common shares, at a weighted-average market purchase price of approximately $18.39 per common share, for an aggregate purchase price of approximately $0.8 million.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A in this report.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of September 30, 2015, the Company owned 177 hotels with an aggregate of 22,782 rooms located in 32 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 19 hotel management companies, none of which are affiliated with the Company.

Listing and Related Matters

Listing on the New York Stock Exchange

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  The reverse share split was previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the Apple REIT Seven, Inc. and Apple REIT Eight, Inc. mergers (“A7 and A8 mergers”).  As a result of the reverse share split, every two common shares were converted into one common share, reducing the number of issued and outstanding common shares from 372.2 million to 186.1 million on the effective date.  The common shares have the same respective voting rights, preferences and relative, participating, optional or other rights, and qualifications, limitations or restrictions as set forth in the amended and restated articles of incorporation in effect immediately prior to the effective date of the reverse share split.  The reverse share split did not have any effect on the total number of common shares the Company is authorized to issue under its amended and restated articles of incorporation.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.

Index

Tender Offer

In connection with the Listing, the Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company has incurred approximately $0.6 million in costs related to the Tender Offer which are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its credit facility.

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  On July 8, 2015, the Company established a written trading plan (“Plan”) that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the Plan will depend upon prevailing market conditions, regulatory requirements and other factors.  The Plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  Since implementation through September 30, 2015, the Company purchased approximately 1.2 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.59 per common share, for an aggregate purchase price of approximately $21.2 million.  Purchases under the Plan have been funded, and the Company intends to fund future purchases, with availability under its credit facility.

$965 Million Credit Facility

On May 18, 2015, concurrent with the Listing, the Company entered into an amendment and restatement of its $345 million credit facility, increasing the borrowing capacity to $965 million and extending the maturity dates.  The $965 million credit facility is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, of which $212.5 million was funded on May 18, 2015, $110.0 million was funded on July 1, 2015, and $102.5 million was funded on August 14, 2015.  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.  The terms and covenants of the unsecured $965 million credit facility are similar to the $345 million credit facility.  See Note 5 titled “Credit Facility and Mortgage Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the $965 million credit facility.

Investing Activities

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties and using the proceeds to invest in properties that it believes provide greater value in the long term. Consistent with this strategy and the Company’s focus on investing in upscale select service hotels, the Company acquired five hotels for an aggregate purchase price of $212.8 million during the first nine months of 2015: a 156-room Hampton Inn in Fort Lauderdale, Florida, a 110-room Hampton Inn in Cypress, California, a new 170-room SpringHill Suites and a 190-room Courtyard, both in Burbank, California, and a 245-room Courtyard in San Diego, California.  The purchase price for each of these properties was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties discussed below.  As of October 31, 2015, the Company has completed the purchase of two additional hotels, an adjoining Courtyard and Residence Inn complex located in Syracuse, New York, for $42.0 million and has outstanding purchase contracts for four additional hotels with a total gross purchase price of $81.1 million.  These four hotels are under construction and are planned to be completed and opened for business in 2016 and 2017, at which time closings are expected to occur.

Index

During the nine months ended September 30, 2015, the Company sold 19 properties (13 of which were acquired in the A7 and A8 mergers, effective March 1, 2014) in two separate transactions (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015) for a total sales price of approximately $208.5 million.  In conjunction with these transactions, the Company recorded a gain on sale of approximately $15.4 million, which is included in the Company’s consolidated statements of operations for the nine months ended September 30, 2015.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the intent to use the increased availability to fund hotel acquisitions, hotel renovations and other general corporate purposes.  The sale of these 19 properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three and nine months ended September 30, 2015 and 2014. See Note 4 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on the property dispositions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year.  Although the economy in the United States has continued to improve, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The revenue growth rate for the overall hotel industry in the United States in the third quarter was lower than the first two quarters of 2015 due to reduced travel in certain large markets and the timing of holidays as compared to 2014.  Due to the Company’s geographic diversity and focus on upscale select service hotels, the Company’s comparable hotel growth rate in the third quarter was consistent with the first two quarters of 2015.  During the fourth quarter of 2015, the Company has approximately 20 properties scheduled for various renovation projects.  It is anticipated that the disruption from these projects will reduce the Company’s revenue growth rate as compared to the first three quarters.  However, the Company, on a comparable basis (as defined below), and industry continue to forecast a mid to upper-single digit percentage increase in revenue for the full year of 2015 as compared to 2014, with the trend expected to continue into 2016.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

As of September 30, 2015, the Company owned 177 hotels.  For hotels acquired, opened or disposed of during the current reporting periods and prior year, operating results for these hotels are not comparable for the three and nine months ended September 30, 2015 and 2014.  These hotels include 99 continuing hotels that were acquired in the A7 and A8 mergers, effective March 1, 2014, one hotel acquired and two newly constructed hotels that opened during the fourth quarter of 2014, one new and four existing hotels acquired during the first nine months of 2015 and the 19 hotels disposed of during the first nine months of 2015 (13 of which were acquired in the A7 and A8 mergers).  The results of operations for the nine months ended September 30, 2014 include only seven months of results for the hotels acquired through the A7 and A8 mergers.  Additionally, the results of operations for the nine months ended September 30, 2015 include results of operations for the 19 hotels sold during the period only through the time of the sale.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2015	Percent of Revenue	2014	Percent of Revenue	2015	Percent of Revenue	2014	Percent of Revenue

Total revenue	$240,555	100%	$231,884	100%	$685,281	100%	$601,573	100%
Hotel operating expense	132,833	55%	130,190	56%	382,674	56%	336,547	56%
Property taxes, insurance and other expense	10,450	4%	11,121	5%	33,727	5%	29,477	5%
Ground lease expense	2,496	1%	2,489	1%	7,504	1%	5,850	1%
General and administrative expense	5,175	2%	5,627	2%	14,421	2%	14,774	2%

Transaction and listing costs	842		707		7,891		4,593
Loss on impairment of depreciable real estate assets	-		8,600		-		8,600
Depreciation expense	32,351		31,095		94,205		81,408
Interest and other expense, net	9,302		6,340		24,265		17,197
Gain on sale of real estate	-		-		15,358		-
Income tax expense	138		553		872		1,495

Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 177 hotels owned as of September 30, 2015 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 177 hotels owned as of the end of the reporting period.  For the hotels acquired during the period, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership, and for dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

ADR	$133.57	$126.60	5.5%	$131.02	$124.66	5.1%
Occupancy	80.6%	79.9%	0.9%	79.0%	77.8%	1.5%
RevPAR	$107.62	$101.11	6.4%	$103.49	$96.99	6.7%

Results of Operations

As of September 30, 2015, the Company owned 177 hotels with 22,782 rooms as compared to 188 hotels with a total of 23,489 rooms as of September 30, 2014.  The Company acquired 99 continuing hotels as part of the A7 and A8 mergers effective March 1, 2014, acquired one hotel and opened two newly constructed hotels during the fourth quarter of 2014, acquired one new and four existing hotels during the first nine months of 2015 and sold 19 hotels during the nine months ended September 30, 2015 (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015, including 13 hotels acquired in the A7 and A8 mergers).  The Company’s financial statements include operating results for individual hotels for the applicable period of ownership by the Company.  As a result, the comparability of results during the three and nine months ended September 30, 2015 and 2014 as discussed below is significantly impacted by these transactions.

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income for its Comparable Hotels improved during the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The Company expects continued improvement in revenue and operating income for its Comparable Hotels in 2015 as compared to 2014.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended September 30, 2015 and 2014, the Company had total revenue of $240.6 million and $231.9 million, respectively.  For the nine months ended September 30, 2015 and 2014, the Company had total revenue of $685.3 million and $601.6 million, respectively.  For the three months ended September 30, 2015 and 2014, respectively, Comparable Hotels achieved combined average occupancy of 80.6% and 79.9%, ADR of $133.57 and $126.60 and RevPAR of $107.62 and $101.11.  For the nine months ended September 30, 2015 and 2014, respectively, Comparable Hotels achieved combined average occupancy of 79.0% and 77.8%, ADR of $131.02 and $124.66 and RevPAR of $103.49 and $96.99.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the third quarter and first nine months of 2015, the Company experienced a slight increase in demand, with average occupancy for its Comparable Hotels increasing approximately 1% and 2%, respectively, during these periods as compared to the same periods in 2014.  In addition, also signifying general economic strength, during the third quarter of 2015 and the first nine months of 2015, the Company experienced an increase in ADR for its Comparable Hotels of approximately 6% and 5%, respectively, as compared to the same periods in 2014.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall demand and room rate improvement and the Company’s geographically diverse portfolio of upscale, select service hotels, the Company, on a comparable basis, and industry are forecasting a mid to upper-single digit percentage increase in revenue for the full year of 2015 as compared to 2014, with the trend expected to continue into 2016.  As discussed above, the Company does anticipate its revenue growth rate for the fourth quarter of 2015 to be below the growth experienced in the first three quarters due to planned renovations.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2015 and 2014, respectively, hotel operating expense totaled $132.8 million and $130.2 million or 55% and 56% of total revenue for each respective period.  For the nine months ended September 30, 2015 and 2014, respectively, hotel operating expense totaled $382.7 million and $336.5 million or 56% of total revenue for each respective period.  Overall hotel operational expenses for the first nine months of 2015 reflect the impact of the A7 and A8 mergers for the entire period, the 19 hotels sold until the respective dates of sale, and the five hotels acquired in 2015 from their respective dates of acquisition; and for the first nine months of 2014 reflect the A7 and A8 mergers only for the months of March through September and the 19 hotels sold in 2015 (of which 13 were acquired in the A7 and A8 mergers) for the entire period.  For the Company’s Comparable Hotels, operating expense as a percentage of revenue decreased slightly for both the quarter and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to the overall increase in ADR for these hotels.  Additionally, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and therefore decline as a percentage of revenue as revenue increases.  The Company has also been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  To date only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property. The improvements in hotel operating expenses as a percentage of revenue have been negatively impacted by disruption from and costs related to the Company’s transition of six management contracts to consolidate management within specific markets and to better access regional expertise during 2015.  The Company continually reviews its managers’ performance and believes the transitions will produce revenue and cost benefits in the future.

Index

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the three months ended September 30, 2015 and 2014 totaled $10.5 million and $11.1 million, respectively, or 4% and 5% of total revenue for each respective period.  For the nine months ended September 30, 2015 and 2014, property taxes, insurance and other expense totaled $33.7 million and $29.5 million or 5% of total revenue for each respective period.  For the Company’s Comparable Hotels, real estate taxes during the three and nine months ended September 30, 2015 increased due to higher taxes for certain properties as a result of the reassessment of property values by localities related to the improved economy, partially offset by a decrease in 2015 due to successful appeals of tax assessments for certain locations.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2015.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize the tax increases as warranted.  The reduction of property taxes, insurance and other expense during the third quarter of 2015 compared to the prior year was due primarily to the Company receiving approximately $1.8 million in settlement proceeds, net of costs, from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered at several of the Company’s hotels as a result of the Gulf of Mexico oil spill in 2010.

Ground Lease Expense

Ground lease expense for both the three months ended September 30, 2015 and 2014 was $2.5 million.  For the nine months ended September 30, 2015 and 2014, ground lease expense was $7.5 million and $5.9 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for ten of its hotel properties, nine of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2015 and 2014 was $5.2 million and $5.6 million, respectively, or 2% of total revenue for each respective period.  For the nine months ended September 30, 2015 and 2014, general and administrative expense was $14.4 million and $14.8 million, respectively, or 2% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, as well as legal fees, accounting fees and reporting expenses.  In connection with the completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, became employed by the Company at that time, rather than the Company’s former external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which are reductions to general and administrative expenses.  The reduction in general and administrative expense during the three and nine months ended September 30, 2015 as compared to the same periods in the prior year was primarily due to an increase of approximately $0.2 million and $1.0 million in advisory fees from Apple Ten, which reached the next fee tier under its advisory agreement due to improved results of operations of Apple Ten during these periods.  The increase in advisory fees income for the nine months ended September 30, 2015 also included two additional months of advisory fees in 2015 as compared to 2014.

Transaction and Listing Costs

Transaction and listing costs for the three months ended September 30, 2015 and 2014 were $0.8 million and $0.7 million, respectively.  For the nine months ended September 30, 2015 and 2014, transaction and listing costs were $7.9 million and $4.6 million, respectively.  These costs consist primarily of costs related to the Company’s Listing effective May 18, 2015 and associated evaluation of strategic alternatives prior to Listing, costs related to the A7 and A8 mergers, effective March 1, 2014, and acquisition related costs.  Listing costs incurred by the Company totaled approximately $5.8 million and $1.0 million during the nine months ended September 30, 2015 and 2014.  Merger costs totaled approximately $1.0 million and $3.5 million for the nine months ended September 30, 2015 and 2014, which during the nine months ended September 30, 2015 consisted primarily of costs to defend the A7 and A8 mergers class action lawsuit, discussed in Note 10 titled “Legal Proceedings” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.  In addition, the Company incurred approximately $1.1 million of acquisition related costs during the nine months ended September 30, 2015.

Index

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $8.6 million for the three and nine months ended September 30, 2014, and relates to three properties that the Company identified for potential sale during this period.  Due to the change in the anticipated holding period of the assets, the undiscounted cash flows generated by these three properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss in 2014 to adjust the basis of these individual properties to their estimated fair values.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2015 and 2014 was $32.4 million and $31.1 million, respectively.  For the nine months ended September 30, 2015 and 2014, depreciation expense was $94.2 million and $81.4 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned primarily as a result of the A7 and A8 mergers and hotel acquisitions, as well as renovations completed throughout 2015 and 2014.  These increases were partially offset by the sale of 19 hotels in 2015, of which 18 of the hotels were classified as held for sale as of December 31, 2014 and therefore no depreciation was recorded for these properties during the nine months ended September 30, 2015.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2015 and 2014 was $9.3 million and $6.3 million, respectively and is net of approximately $0.2 million and $0.6 million of interest capitalized associated with renovation and construction projects.  For the nine months ended September 30, 2015 and 2014, interest and other expense, net was $24.3 million and $17.2 million, respectively, and is net of approximately $0.8 million and $1.2 million of interest capitalized associated with renovation and construction projects.  Additionally, included in interest and other expense, net for the nine months ended September 30, 2015 is a loss of approximately $0.4 million related to the change in fair value in the Company’s interest rate swap that was no longer designated as a cash flow hedge during the first quarter of 2015 through the termination date, which occurred in May 2015.  The increase in interest expense for the three months ended September 30, 2015 as compared to the same three months in 2014 was due primarily to borrowings to fund the Company’s tender offer and share repurchase program discussed above.  The increase in interest expense for the nine month period ended September 30, 2015 compared to September 30, 2014 was primarily due to the loss related to the terminated swap and an increase in the Company’s average outstanding borrowings during the first nine months of 2015 as compared to the prior year’s period, which is attributable to (a) the mortgage debt assumed effective March 1, 2014 with the A7 and A8 mergers, (b) increased borrowings on the Company’s credit facility beginning March 3, 2014, and (c) increased borrowings to fund the Company’s tender offer and share repurchase program.  The impact of higher debt balances has been partially offset by a reduction in the average interest rate incurred under the Company’s outstanding debt.

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

Index

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

FFO and MFFO

The Company calculates and presents FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains or losses from sales of real estate, extraordinary items as defined by GAAP, the cumulative effect of changes in accounting principles, plus real estate related depreciation, amortization and impairments, and adjustments for unconsolidated partnerships and joint ventures.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations.  The Company further believes that by excluding the effects of these items, FFO is useful to investors in comparing its operating performance between periods and between REITs that report FFO using the NAREIT definition.  FFO as presented by the Company is applicable only to its common shareholders, but does not represent an amount that accrues directly to common shareholders.

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

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$46,968	$35,162	$135,080	$(15,501)
Depreciation of real estate owned	32,121	30,865	93,516	80,872
Gain on sale of real estate	-	-	(15,358)	-
Loss on impairment of depreciable real estate assets	-	8,600	-	8,600
Amortization of favorable and unfavorable leases, net	133	308	2,289	748
Funds from operations	79,222	74,935	215,527	74,719
Series B convertible preferred share expense	-	-	-	117,133
Transaction and listing costs	842	707	7,891	4,593
Non-cash straight-line ground lease expense	829	860	2,528	2,033
Modified funds from operations	$80,893	$76,502	$225,946	$198,478

Index

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

The Company considers the exclusion of certain additional items from EBITDA useful, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense, transaction and listing costs, gains or losses from sales of real estate and the loss on impairment of depreciable real estate assets as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

The following table reconciles the Company’s GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$46,968	$35,162	$135,080	$(15,501)
Depreciation	32,351	31,095	94,205	81,408
Amortization of favorable and unfavorable leases, net	133	308	2,289	748
Interest and other expense, net	9,302	6,340	24,265	17,197
Income tax expense	138	553	872	1,495
EBITDA	88,892	73,458	256,711	85,347
Series B convertible preferred share expense	-	-	-	117,133
Transaction and listing costs	842	707	7,891	4,593
Gain on sale of real estate	-	-	(15,358)	-
Loss on impairment of depreciable real estate assets	-	8,600	-	8,600
Non-cash straight-line ground lease expense	829	860	2,528	2,033
Adjusted EBITDA	$90,563	$83,625	$251,772	$217,706

Hotels Owned

As of September 30, 2015, the Company owned 177 hotels with an aggregate of 22,782 rooms located in 32 states.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	33	4,591
Hilton Garden Inn	30	3,984
Hampton Inn	26	3,175
Residence Inn	26	2,939
Homewood Suites	23	2,572
SpringHill Suites	15	2,042
TownePlace Suites	8	810
Fairfield Inn	7	845
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	205
Total	177	22,782

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	10	948
Alaska	1	169
Arizona	7	926
Arkansas	4	408
California	23	3,242
Colorado	2	245
Florida	16	1,992
Georgia	5	468
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Louisiana	4	541
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	2	168
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	2	369
North Carolina	9	1,038
Ohio	1	142
Oklahoma	1	200
Pennsylvania	3	391
South Carolina	3	325
Tennessee	6	702
Texas	28	3,452
Utah	2	257
Virginia	14	2,190
Washington	4	609
Total	177	22,782

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 177 hotels the Company owned as of September 30, 2015.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo	CA	Courtyard	Inn Ventures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	154
San Bernardino	CA	Residence Inn	Inn Ventures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	Inn Ventures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	Inn Ventures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	Inn Ventures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	164
New York	NY	Renaissance	Highgate	3/1/2014	205

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	Inn Ventures	3/1/2014	150
Seattle	WA	Residence Inn	Inn Ventures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	Inn Ventures	3/1/2014	119
Total					22,782

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

Liquidity and Capital Resources

Capital Resources

Credit Facility

As discussed above, in connection with its Listing, the Company entered into an amendment and restatement of its credit facility, increasing total availability to $965 million (comprised of a $540 million revolving credit facility and a $425 million term loan facility, consisting of three term loans), reducing the annual interest rate to, subject to certain exceptions, one-month LIBOR plus a margin ranging from 1.50% to 2.30% depending on the Company’s leverage ratio and extending the maturity of the revolving credit facility to May 2019 and the maturity of the term loan facility to May 2020.  Subject to certain conditions and fees, the maturity of the revolving credit facility may be extended one year and the total facility may be increased to $1.25 billion.  The terms of the $965 million credit facility are similar to the original $345 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly.  In conjunction with two of the term loans totaling $322.5 million, the Company entered into two interest rate swap agreements for the same notional amounts and maturities as these loans.  The interest rate swap agreements effectively provide the Company with payment requirements equal to a fixed interest rate on the variable rate debt (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the $540 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

The credit facility is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of September 30, 2015, the credit facility had an outstanding principal balance of approximately $500.5 million, including $425.0 million in term loans with an effective annual interest rate of approximately 2.76% (including the effect of the interest rate swaps on $322.5 million of this debt resulting in an annual fixed interest rate of approximately 3.10% and subject to adjustment based on the Company’s leverage ratio) and approximately $75.5 million outstanding on the $540 million revolving credit facility with an annual variable interest rate of approximately 1.74%.

Similar to the $345 million credit facility, the $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, including covenants restricting liens, indebtedness, investments, mergers, asset sales and the payment of certain dividends.  In addition, the credit facility contains covenants restricting the level of certain investments and quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and maximum dividend payout ratio.  See Note 5 titled “Credit Facility and Mortgage Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for a listing of the quarterly financial covenants, as defined in the credit agreement.  The Company was in compliance with the applicable covenants at September 30, 2015.

Index

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $965 million credit facility.  The Company anticipates that cash flow from operations and availability under its credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, repurchases of common shares, and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the nine months ended September 30, 2015 totaled approximately $176.8 million and were paid at a monthly rate of $0.113334 per common share for the first five months of 2015 and $0.10 per common share from June to September 2015.  For the same period the Company’s net cash generated from operations was approximately $205.2 million.

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

Tender Offer and Share Repurchase Program

As discussed above, the Company utilized its credit facility to fund the Tender Offer completed in June 2015.  Also discussed above, the Company has been utilizing, and plans to continue to utilize, its credit facility to fund its approved common share repurchase program of up to $500 million.

Terminated Share Redemption Program

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  The Company did not redeem any common shares under this program during the three months ended September 30, 2015.  During the nine months ended September 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Terminated Dividend Reinvestment Plan

In April 2015, the Board of Directors approved the termination of the Company’s Dividend Reinvestment Plan.

Index

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  The Company is required, under all of its hotel management agreements and certain loan agreements, to make available, for the repair, replacement and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2015, the Company held $20.2 million in reserves for capital expenditures.  During the nine months ended September 30, 2015, the Company invested approximately $33.5 million in capital expenditures and anticipates incurring approximately $20 million of capital expenditures during the remainder of 2015.  The Company has planned approximately 20 various renovation projects in the fourth quarter of 2015.  The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of September 30, 2015, the Company had outstanding contracts for the potential purchase of six additional hotels, four of which were under construction, for a total purchase price of $123.1 million.  Two of the hotels, the Syracuse Courtyard and Residence Inn, were acquired on October 16, 2015.  It is anticipated that the four remaining hotels which are under construction will be completed and the hotels will open for business over the next six to 21 months from September 30, 2015, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on these hotels will occur under the outstanding purchase contracts.  The purchase price for the Syracuse Courtyard and Residence Inn hotels, net of debt assumed, was funded through the Company’s credit facility and it is anticipated that the purchase price for the remaining outstanding contracts will be funded similarly.

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

Index

Recent Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined.  Previously, acquirers were required to recognize these adjustments retrospectively.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a prospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In October 2015, the Company paid approximately $17.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

On October 20, 2015, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2015.  The distribution is payable on November 16, 2015, to shareholders of record as of October 30, 2015.

On October 16, 2015, the Company closed on the purchase of a 102-room Courtyard and a 78-room Residence Inn in an adjoining two-hotel complex in Syracuse, New York.  The gross purchase price for the two hotels was $42.0 million and the Company assumed approximately $22.4 million in mortgage debt (secured jointly by the two hotels).

During the month of October 2015, the Company purchased, under its share repurchase program, approximately 42,000 of its common shares, at a weighted-average market purchase price of approximately $18.39 per common share, for an aggregate purchase price of approximately $0.8 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $540 million revolving credit facility and due to its variable interest rate term loan.  Based on the September 30, 2015 outstanding balance of $75.5 million on the Company’s $540 million revolving credit facility and its outstanding $102.5 million variable rate term loan, neither of which are hedged by interest rate swaps, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.8 million, all other factors remaining the same.  The Company’s cash balance at September 30, 2015 was $0.1 million.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

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

Index

In May 2015 and July 2015, respectively, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts and maturities as its $212.5 million term loan and its $110.0 million term loan.  Under the terms of these interest rate swaps, the Company pays a fixed interest rate and receives a floating rate of interest equal to the one month LIBOR, effectively fixing the interest payments on these loans (subject to adjustment based on the Company’s leverage ratio) through maturity in May 2020, which as of September 30, 2015 resulted in annual fixed interest rates of approximately 3.08% and 3.12% for the $212.5 million term loan and the $110.0 million term loan, respectively.  The interest rate swaps have been designated by the Company as effective cash flow hedges for accounting purposes.  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  From inception of the respective swaps through September 30, 2015, the swaps were fully effective hedges, and therefore the changes in fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets. As of September 30, 2015, the aggregate fair value of these swaps totaled approximately $6.2 million (liability).  For the three and nine months ended September 30, 2015, the changes in the aggregate fair value of the swaps resulted in an unrealized loss of approximately $6.0 million and $6.2 million, respectively, in other comprehensive income (loss).

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at September 30, 2015.  All dollar amounts are in thousands.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$21,589	$123,988	$95,710	$6,305	$82,102	$632,536	$962,230	$968,756
Average interest rates	3.8%	3.6%	3.3%	3.2%	3.3%	3.3%

Variable rate debt:
Maturities	$195	$780	$36,945	$-	$75,500	$425,000	$538,420	$539,773
Average interest rates (1)	2.7%	2.7%	2.7%	2.6%	2.7%	2.8%

Fixed rate debt:
Maturities	$21,394	$123,208	$58,765	$6,305	$6,602	$207,536	$423,810	$428,983
Average interest rates	5.2%	5.0%	4.7%	4.5%	4.5%	4.5%
________
(1) The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In re Apple REITs Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company and others were parties to a consolidated matter called In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO.  On March 25, 2015, United States District Judge Kiyo A. Matsumoto entered a Memorandum and Order dismissing with prejudice all remaining claims in this matter and judgment was entered in favor of the defendants, including the Company.  The time for appeal on this matter has passed.

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

The parties reached an agreement in principle to settle the remaining claims.  The Court held a Fairness Hearing on September 14, 2015 and approved the settlement by order dated September 15, 2015 (the “Order”).  The settlement is among the remaining Defendants (the former Apple REIT Nine, Inc. board of directors) and certain former Apple REIT Nine, Inc. shareholders and does not directly involve the Company.  The settlement as approved does not impact the Company’s financial position.  A former shareholder who objected to the settlement has appealed the Order approving the settlement to the Fourth Circuit Court of Appeals, and plaintiffs have cross-appealed the former shareholder’s standing to object to the settlement.  Briefing in the Fourth Circuit is scheduled to be completed in February 2016.  The Company believes that the appeal is without merit, but the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

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

On March 9, 2015, the Court entered a Memorandum and Order dismissing all claims.  On April 6, 2015, Plaintiff filed a Second Amended Class Action Complaint asserting a breach of contract claim.  Defendants moved to dismiss the Second Amended Complaint on April 29, 2015 and briefing on the motion was completed on May 27, 2015.

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

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed below and contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 before making an investment decision regarding the Company.  The risks and uncertainties described herein and in the Annual Report on Form 10-K for the year ended December 31, 2014 are not the only ones facing the Company and there may be additional risks that the Company does not presently know of or that it currently considers not likely to have a significant impact.  All of these risks could adversely affect the Company’s business, financial condition, results of operations and cash flows.  In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company is also subject to the following risks:

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

Index

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

Prior to the Company’s Listing, the Company was a non-publicly-traded REIT held almost exclusively by non-institutional shareholders.  In the months after listing, a significant portion of the Company’s common shares continue to be held by such non-institutional shareholders. Non-institutional shareholders may not trade with the frequency and predictability of institutional shareholders, which may result in low liquidity and trading price volatility.

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

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  Effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“Plan”) that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the Plan will depend upon prevailing market conditions, regulatory requirements and other factors.  The Plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  Purchases under the Plan have been funded, and the Company intends to fund future purchases, with availability under its credit facility.

The following is a summary of all share repurchases during the third quarter of 2015.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - July 31, 2015	186,257	$17.80	186,257	$496,700
August 1 - August 31, 2015	690,210	$17.49	690,210	$484,600
September 1 - September 30, 2015	329,900	$17.67	329,900	$478,800
Total	1,206,367		1,206,367
(1) Share repurchases made as part of the Company's $500 million share repurchase program. The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2016.

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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 5, 2015
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 5, 2015
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)