Form 10-K
period 2015-12-31
Apple Hospitality REIT, Inc.
filed 2016-02-25
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-37389

APPLE HOSPITALITY REIT, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State of Organization)	(I.R.S. Employer Identification Number)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,120,048,000 as of June 30, 2015.

The number of common shares outstanding on February 18, 2016 was 174,348,414.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 12, 2016.

Index

APPLE HOSPITALITY REIT, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks.  The Courtyard by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn & Suites by Marriott®, Marriott® Hotels, Renaissance® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates.  The Embassy Suites by Hilton®, Hampton Inn by Hilton®, Hampton Inn & Suites by Hilton®, Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report.  Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.  Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of December 31, 2015, the Company owned 179 hotels operating in 32 states with an aggregate of 22,961 rooms.  All of the Company’s hotels operate under Marriott or Hilton brands.  The Company has elected to be treated as a REIT for federal income tax purposes.  The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries.  The hotels are operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company.

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

The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Business Objectives

The Company is one of the largest hospitality REITs, in both the number of hotels and guest rooms in the United States, with significant geographic and brand diversity.  The Company’s primary business objective is to maximize shareholder value by achieving long-term growth in cash available for distributions to its shareholders.  The Company has pursued and will continue to pursue this objective through the following investment strategies:

Index

•	thoughtful capital allocation with selective acquisitions and dispositions of primarily hotels;
•	focusing on investments in the upscale sector of the lodging industry;
•	broad geographic diversification of its investments;
•	partnering with leading brands in the sector;
•	utilizing strong experienced operators for the hotels and enhancing their performance with proactive asset management;
•	reinvesting in the hotels to maintain their competitive advantage; and
•	maintaining low leverage providing the Company with financial flexibility.

The Company has generally acquired fee ownership of its properties, with a focus on hotels with diverse demand generators, strong brand recognition, the potential for high levels of customer satisfaction and strong operating margins.  The acquisitions have been in broadly diversified markets across the United States to limit dependence on any one geographic area or demand generator.  With an emphasis on upscale select service hotels, the Company utilizes its asset management expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage room rates and cost structure by benchmarking with internal and external data, using scale to help negotiate favorable vendor contracts, partnering with industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands.  To maintain its competitive advantage in each market, the Company continually reinvests in its hotels.  With its depth of ownership in particular brands and extensive experience with the Hilton and Marriott upscale brands, the Company has been able to enhance its reinvestment approach.  By maintaining a flexible balance sheet, with a debt to adjusted EBITDA ratio for the year ended December 31, 2015 of 3.1 times, the Company is positioned to opportunistically consider investments that further improve shareholder value.

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 179 hotels owned as of December 31, 2015 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 179 hotels owned as of the end of the reporting period.  For the hotels acquired during the period, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership, and for dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2015	2014	Percent Change

ADR	$130.33	$124.13	5.0%
Occupancy	77.2%	76.1%	1.4%
RevPAR	$100.59	$94.41	6.5%

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic conditions in the United States have generally been favorable, which continues to overall positively impact the lodging industry.  As a result, during 2015, the industry and the Company experienced increases in both occupancy and ADR.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall demand and room rate improvement and the Company’s geographically diverse portfolio of upscale, select service hotels, the Company, on a comparable basis, and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015.  Based on recent revenue trends, the anticipated revenue growth rates for 2016 are slightly lower than the growth achieved in 2015 and 2014.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Index

2015 Investing Activities

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties and using the proceeds to invest in properties that it believes provide greater value in the long term. Consistent with this strategy and the Company’s focus on investing in upscale select service hotels, the Company acquired seven hotels for an aggregate purchase price of $254.8 million in 2015: a 156-room Hampton Inn in Fort Lauderdale, Florida, a 110-room Hampton Inn in Cypress, California, a new 170-room SpringHill Suites and a 190-room Courtyard, both in Burbank, California, a 245-room Courtyard in San Diego, California and an adjoining 102-room Courtyard and 78-room Residence Inn complex located in Syracuse, New York.  The purchase price for each of these properties, net of debt assumed, was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of 19 properties during 2015 (13 of which were acquired in the Apple REIT Seven, Inc. and Apple REIT Eight, Inc. mergers discussed below, effective March 1, 2014).  As of December 31, 2015, the Company had outstanding contracts for the potential purchase of four additional hotels with a total gross purchase price of $81.1 million that are under construction and are planned to be completed and opened for business in 2016 and 2017, at which time closings are expected to occur.

In connection with the Listing, the Company completed a modified “Dutch Auction” tender offer (the “Tender Offer”).  Upon completion of the Tender Offer in June 2015, the Company purchased 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million excluding fees and expenses related to the Tender Offer.  The Company funded the Tender Offer and all related costs primarily from borrowings under its credit facility.

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million, and effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions.  As of December 31, 2015, approximately 1.2 million common shares were purchased under the Plan, at a weighted-average market price of approximately $17.61 per common share, for an aggregate purchase price of approximately $22.0 million.  Purchases under the Plan were funded with availability under the Company’s credit facility.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  The Company plans to continue to consider opportunistic share repurchases under the $478 million remaining portion of its authorized $500 million share repurchase program.

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”) and added 99 continuing hotels located in 27 states, with an aggregate of 12,121 rooms, to the Company’s real estate portfolio.  See Note 2 titled “Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional information concerning the A7 and A8 mergers.

Hotel Industry and Competition

The hotel industry is highly competitive.  Each of the Company’s hotels competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels or lodging facilities in the Company’s geographic market.  An increase in the number of competitive hotels or other lodging facilities in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area.  The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels.  Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Index

 Management and Franchise Agreements

All of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2015, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	34	4,693
Hilton Garden Inn	30	3,983
Residence Inn	27	3,017
Hampton Inn	26	3,175
Homewood Suites	23	2,572
SpringHill Suites	15	2,042
TownePlace Suites	8	810
Fairfield Inn	7	845
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	205
Total	179	22,961

Each of the Company’s 179 hotels owned as of December 31, 2015 is operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company.  The agreements generally provide for initial terms of one to 30 years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  Effective January 1, 2016, the Company modified its management fee structure for approximately 70% of the Company’s hotels.  Under the new management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company.  The performance measures are based on various financial and quality performance metrics.  Under the new management agreements, the new fee replaces the base and incentive fee under the old agreements.  The change is not anticipated to significantly impact total management fees for the Company, but is anticipated to better align incentives for each property.

Thirteen of the Company’s hotels are managed by affiliates of Marriott or Hilton.  The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee and other similar fees based on room revenues.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

 Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment.  To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels.  During 2015 and 2014, the Company’s capital improvements for existing hotels were approximately $58.9

Index

million and $48.3 million.  During 2016, the Company anticipates investing approximately $50 to $60 million in capital improvements, which includes various scheduled renovation projects for approximately 25 properties.

Financing

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $965 million credit facility.  The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

As of December 31, 2015, the Company had approximately $462.5 million in outstanding property level debt secured by 39 properties, with maturity dates ranging from January 2016 to October 2032 and stated interest rates ranging from 0% to 6.90%.

As of December 31, 2015, the Company’s credit facility had an outstanding principal balance of approximately $539.8 million, with approximately $425.2 million in borrowing capacity under the $540 million revolving portion of its credit facility.  The credit facility is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As discussed above, the Company has historically and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular.  The Company’s ratio of debt to adjusted EBITDA for the year ended December 31, 2015 was 3.1 times.  The Company may increase debt levels at any time to take advantage of investment opportunities, but would plan to reduce any significant increases in the short term with the issuance of equity or property dispositions to maintain its flexible balance sheet and reduce risks to investors compared to those of highly leveraged companies.  The Company plans to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on the majority of its debt.  All of these strategies reduce shareholder risk related to the Company’s financing structure.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the credit facility.

Distribution Policy

The Company plans to continue to pay a consistent distribution on a monthly basis, with distributions based on anticipated cash generated from operations.  The Company’s annualized distribution rate was $1.20 per common share at December 31, 2015.  As it has done historically, due to seasonality, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution is subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

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

Index

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

Seasonality

The hotel industry historically has been seasonal in nature.  Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues.  Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  In connection with the completion of the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective advisors.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under the Apple Ten Advisors, Inc. (“A10A”) advisory agreement and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.  The Company also provides support services to Apple Ten’s advisors, A10A and Apple Suites Realty Group, Inc. (“ASRG”), which have agreed to reimburse the Company for its costs in providing these services.

Prior to the A7 and A8 mergers, Glade M. Knight, Executive Chairman of the Company and formerly Chairman and Chief Executive Officer of the Company, was Chairman and Chief Executive Officer of Apple Seven and Apple Eight and is currently Chairman and Chief Executive Officer of Apple Ten.  The former advisors of Apple Seven, Apple Eight and the Company, and the advisors of Apple Ten, are wholly owned by Mr. Knight.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight.  Prior to January 1, 2015, one member of the Company’s Board of Directors was also on the Board of Directors of Apple Ten.  Justin G. Knight, the Company’s President and Chief Executive Officer, and Apple Ten’s President, is also a member of the Company’s Board of Directors.

See Note 8 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

During 2015, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements.  At December 31, 2015, the Company had 54 employees.  The employees not only provide support to the Company, but, as discussed herein, under Related Parties, they also provide support to various related parties, including Apple Ten, ASRG and A10A.

Index

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

Item 1A.  Risk Factors

The Company has identified the following significant risk factors which may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to its shareholders.  You should carefully consider the risks described below and the risks disclosed in other filings with the SEC, in addition to the other information contained in this report, including the introduction of Part I of this Annual Report on Form 10-K regarding forward-looking statements contained herein.

Risks Related to the Company’s Business and Operations

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

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends in the hotel industry, both nationally and in individual local markets, as well as greater competitive pressures, dependence on consumer spending patterns, changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions.  The Company’s hotels are subject to various risks common to the hotel industry, many of which are beyond the Company’s control.  These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses.  The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

•	an increase in supply of hotel rooms that exceeds increases in demand;
•	competition from other hotels and lodging alternatives in the markets in which the Company operates;
•	dependence on business and leisure travel;
•	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricane and earthquakes, and airline strikes or disruptions;

•	reduced business and leisure travel due to adverse economic conditions;
•	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•	changes in marketing and distribution for the industry including the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	changes in hotel room demand in a local market;
•	ability of a hotel franchise to fulfill its obligations to franchisees;
•	brand expansion;
•	the performance of third-party managers of the Company’s hotels;
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

Index

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

The performance of the lodging industry has historically been closely linked to the performance of the general economy both nationally and within local markets within the United States.  The lodging industry is also sensitive to government, business and personal discretionary spending levels.  Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments.  A slowing of the current economic growth or new economic weakness could have an adverse effect on the Company’s revenue and negatively affect its profitability.  Furthermore, even if the economy in the United States in general continues to improve, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically regionally, where the Company’s properties are located.

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

The hotel industry historically has been seasonal in nature.  Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods to offset these fluctuations in revenues and meet cash requirements.

The Company is affected by restrictions in, and compliance with, its franchise and license agreements.

The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof) operate all of the hotels pursuant to franchise or license agreements with nationally recognized hotel brands.  These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system.  The Company may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.  Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement.  If the Company were to lose a franchise or license agreement, the Company would be required to re-brand the hotel, which could result in a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same

Index

brand.  Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

All of the Company’s hotels operate under either Marriott or Hilton brands; therefore, the Company is subject to risks associated with concentrating its portfolio in just two brand families.

All of the hotels that the Company owned as of December 31, 2015 utilize brands owned by Marriott or Hilton.  As a result, the Company’s success is dependent in part on the continued success of Marriott and Hilton and their respective brands.  The Company believes that building brand value is critical to increase demand and strengthen customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in the Company’s portfolio may be adversely affected.  Also, if Marriott and Hilton alter certain policies, including their respective guest loyalty programs, this could reduce the Company’s future revenues.  Furthermore, if the Company’s relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the Company’s hotels or for other reasons, Marriott and/or Hilton could, under certain circumstances, terminate the Company’s current franchise licenses with them or decline to provide franchise licenses for hotels that the Company may acquire in the future.  If any of the foregoing were to occur, it could have a material adverse effect on the Company.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive.  Each of the Company’s hotels competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market (including hotels owned by Apple Ten).  The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis.  An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area.

The Company is dependent on third-party hotel managers to operate its hotels and could be adversely affected if such managers do not manage the hotels successfully.

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels.  As a result, the Company has entered into management agreements with third-party managers to operate its hotels.  For this reason, the Company’s ability to direct and control how its hotels are operated is less than if the Company were able to manage its hotels directly.  Under the terms of the hotel management agreements, the Company’s ability to participate in operating decisions regarding its hotels is limited to certain matters, including approval of the annual operating budget, and it does not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates).  The Company does not supervise any of the hotel managers or their respective personnel on a day-to-day basis.  The Company cannot be assured that the hotel managers will manage its hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the Company’s obligations under its hotel franchise agreements.  The Company could be materially and adversely affected if any of its third-party managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage its hotels in its best interest, and may be financially responsible for the actions and inactions of the managers.  In certain situations, the Company may terminate the management agreement.  However, the Company can provide no assurances that it could identify a replacement manager, that the franchisor will consent to the replacement manager, or that the replacement manager will manage the hotel successfully.  A failure by the Company’s hotel managers to successfully manage its hotels could lead to an increase in its operating expenses or decrease in its revenues, or both.

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

Index

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

Renovations and capital improvements may reduce the Company’s profitability.

The Company has ongoing needs for hotel renovations and capital improvements, including requirements under all of its hotel franchise and management agreements and certain loan agreements to maintain the hotels.  In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels.  The Company also may need to make significant capital improvements to hotels that it acquires.  Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule, or if the improvements require significant disruption at the hotel.  The costs of capital improvements the Company needs or chooses to make could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2015, 10 of the Company’s hotels were subject to ground leases.  Accordingly, the Company effectively only owns a long-term leasehold interest in those hotels.  If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel.  In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property.  The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time.  If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel.  Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability of its hotels, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of its hotels.  Real estate investments are, in general, relatively difficult to sell due to among other factors the size of the required investment and the volatility in availability of adequate financing for a potential buyer.  This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions.  Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property.  Therefore, the Company cannot predict whether it will be able to sell any hotels for the price or on the terms set by the Company, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company.  In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”) relating to REITs have certain limits on the Company’s ability to sell hotels.

Real estate impairment losses may adversely affect the Company’s financial condition and results of operations.

As a result of changes in an individual hotel’s operating results or to the Company’s planned hold period for a hotel, the Company may be required to record an impairment loss for a property.  The Company analyzes its hotel properties individually for indicators of impairment throughout the year.  The Company records impairment losses on hotel properties if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be

Index

generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include, but are not limited to, a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.

 The Company’s failure to identify and complete accretive acquisitions may adversely affect the profitability of the Company.

The Company’s business strategy includes identifying and completing accretive hotel acquisitions.  The Company competes with other investors who are engaged in the acquisition of hotels, and these competitors may affect the supply/demand dynamics and, accordingly, increase the price the Company must pay for hotels it seeks to acquire, and these competitors may succeed in acquiring those hotels themselves.  Any delay or failure on the Company’s part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede the Company’s growth.  The Company may also incur costs that it cannot recover if it abandons a potential acquisition. If the Company does not reinvest proceeds received from hotel dispositions timely, it could result in the Company earning interest rates on funds received at money market rates for an extended period of time, resulting in lower anticipated income.  The Company’s profitability may also suffer because future acquisitions of hotels may not yield the returns the Company expects, including due to unknown or contingent liabilities of which the Company has no or only limited recourse against the seller, and the integration of such acquisitions may cause disruptions in the Company’s business and to management or may take longer than projected.

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

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use financing to acquire properties, perform renovations to its properties, or make shareholder distributions or share repurchases in periods of fluctuating income from its properties.  The stock and credit markets have historically been volatile and subject to increased regulation in recent years, and as a result, the Company may not be able to obtain debt financing to meet its cash requirements, including refinancing any scheduled debt maturities, which may adversely affect its ability to execute its business strategy.  If the Company refinances debt, such refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced.  If the Company is unable to refinance its debt, it may be forced to dispose of hotels or issue equity at inopportune times or on disadvantageous terms, which could result in higher costs of capital.

The Company is also subject to risks associated with increases in interest rates with respect to the Company’s floating rate debt which could reduce cash from operations.  In addition, the Company has used interest rate swaps to manage its interest rate risks on a portion of its variable rate debt, and in the future it may use hedging arrangements, such as interest rate swaps to manage its exposure to interest rate volatility.  The Company’s actual hedging decisions

Index

are determined in light of the facts and circumstances existing at the time of the hedge.  There is no assurance that the Company’s hedging strategy will achieve its objectives, and the Company may be subject to costs, such as transaction fees or breakage costs, if it terminates these arrangements.

Loans secured by mortgages on the Company’s properties create risks of foreclosures and increased expenses.

The Company has obtained loans that are secured by mortgages on its properties and the Company may obtain additional loans evidenced by promissory notes secured by mortgages on its properties.  As of December 31, 2015, the Company had approximately $462.5 million in outstanding property level debt secured by 39 properties.  As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets.  If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan.  If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan.  If the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs.  Additionally, defaulting under a loan may damage the Company’s reputation as a borrower and may limit its ability to secure financing in the future.

Compliance with financial and other covenants in the Company’s debt agreements may reduce operational flexibility and create default risk.

The Company’s $965 million unsecured credit facility contains covenants that may restrict the Company’s operations.  The covenants include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company’s ability to borrow under the credit facility is subject to compliance with these covenants.  In addition, any credit facility or other debt the Company may enter into in the future likely will contain similar covenants and restrictions that the Company must comply with.  The Company’s failure to comply with the covenants, as well as its inability to make required payments, could cause a default under the credit facility, which could require the outstanding borrowings to be prepaid prior to the scheduled maturity with capital obtained from other sources, which may not be available to the Company or may be available only on unfavorable terms.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data.  Some of the information technology is purchased from third party vendors, on whom the systems depend.  The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts.  Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  There are no assurances that coverage will be available at reasonable rates.  Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types

Index

of terrorism, may not be insurable or may not be economically insurable.  Even when insurable, these policies may have high deductibles and/or high premiums.  Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the industry as a whole.  There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage.  In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel.  In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed.  The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy.  Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination.  Under these laws, governmental entities have the authority to require the Company, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste, petroleum products or mold) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination.  Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several.  Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible the Company could incur cleanup costs or other environmental liabilities even after it sells or no longer operates hotels.  Contamination at, on, under or emanating from the Company’s hotels also may expose it to liability to private parties for costs of remediation and/or personal injury or property damage.  In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination.  If contamination is discovered on the Company’s properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all.  Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, the Company’s hotels are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management.  Some of the Company’s hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals).  The Company’s hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.

Index

Liabilities and costs associated with environmental contamination at, on, under or emanating from the hotel’s properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect the Company.  The Company can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company.  The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability.

The Company may incur significant costs complying with various regulatory requirements, which could materially and adversely affect the Company.

The Company and its hotels are subject to various U.S. federal, state and local regulatory requirements.  These requirements are wide ranging and include among others, state and local fire and life safety requirements, federal laws such as the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the “ADA”) and the Sarbanes-Oxley Act of 2002.  Liability and costs associated with complying with these requirements could be material.  If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change and future requirements might require the Company to make significant unanticipated expenditures, which could materially and adversely affect the Company.

The Company is currently party to litigation and may be subject to regulatory inquiries or litigation in the future, which may require the Company to incur significant costs.

The Company is currently subject to lawsuits.  See Part I, Item 3, Legal Proceedings, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to these lawsuits.  Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure.  If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.  Also, other suits may be filed against the Company in the future.  The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

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

Risks Related to the Company’s Organization and Structure

The Company’s ownership limitations may restrict or prevent certain acquisitions and transfers of its common shares.

In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following the Company’s first year.  The Company’s amended and restated articles of incorporation, with certain exceptions, authorizes the Company’s Board of Directors to take the actions that are necessary and desirable to preserve its qualification as a REIT.  Unless exempted by the Company’s Board of Directors, generally no person or entity may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series (“share ownership limits”).

The Company’s Board of Directors may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by the Board of Directors of certain representations and undertakings.  In addition, the Board of Directors may change the share ownership limits.  The amended and restated articles of

Index

incorporation also prohibits any person from (1) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, the Company’s shares if that would result in the Company being “closely held” under Section 856(h) of the Code, would cause the Company to own (directly or indirectly) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by the Company from such tenant exceeds certain limits, would result in any manager or operator of a “qualified lodging facility,” within the meaning of Section 856(d)(9)(D) of the Code, leased by the Company (or any subsidiary of the Company) to one of its TRSs, failing to qualify as an “eligible independent contractor,” within the meaning of Section 856(d)(9)(A) of the Code, or otherwise cause the Company to fail to qualify as a REIT, or (2) transferring shares if such transfer would result in the Company’s shares being owned by fewer than 100 persons.  The share ownership limits contained in the amended and restated articles of incorporation key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code.  The share ownership limits also might delay or prevent a transaction or a change in the Company’s control that might involve a premium price for the Company’s common shares or otherwise be in the best interests of its shareholders.

The Company’s Executive Chairman has interests that may conflict with the interests of the Company.

Glade M. Knight, the Company’s Executive Chairman, is and will be a principal in other real estate investment transactions or programs that may compete with the Company.  Currently, Mr. Knight is also the Chairman and Chief Executive Officer of Apple Ten, which is a real estate investment trust, and owner of ASRG, which provides brokerage services to Apple Ten.  Due to Apple Ten also owning hotels, there may be conflicts of interest in decisions regarding the acquisition and disposition of hotels of the Company.  In addition, Mr. Knight is a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P., a limited partnership formed to acquire and develop oil and gas properties located onshore in the United States.  Mr. Knight has management and economic interests in these other transactions or programs which may conflict with the interests of the Company.

The Company’s executive officers provide services to other companies that may detract from the time devoted to the Company.

Through the subcontract agreement with Apple Ten’s advisor, the employees of the Company, including its executive officers, are required to devote time to Apple Ten.  Additionally, the Company’s executive officers and other employees of the Company may devote time to other companies which have been or may be organized by Mr. Knight in the future.  Neither Mr. Knight nor any of the other executive officers is required to devote a fixed amount of time and attention to the Company’s business affairs as opposed to the other companies, which could detract from time devoted to the Company.

The Company may change its operational policies, investment guidelines and its investment and growth strategies without shareholder consent, which may subject it to different and more significant risks in the future, which could materially and adversely affect the Company.

The Board of Directors determines the Company’s operational policies, investment guidelines and its investment and growth strategies, subject to the restrictions on certain transactions as set forth in the second amended and restated bylaws.  The Board of Directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, shareholders.  This could result in the Company conducting operational matters, making investments or pursuing different investment or growth strategies than those contemplated in this Annual Report on Form 10-K.  Under any of these circumstances, the Company may expose itself to different and more significant risks in the future, which could materially and adversely affect the Company.

The Company’s amended and restated articles of incorporation allow the Board of Directors to issue up to approximately 30 million shares of “blank check” preferred shares.

The Company’s amended and restated articles of incorporation allow the Board of Directors to issue up to approximately 30 million shares of “blank check” preferred shares, without action by shareholders.  Preferred shares may be issued on terms determined by the Board of Directors, and may have rights, privileges and preferences superior to those of common shares.  Without limiting the foregoing, (i) such preferred shares could have liquidation rights that are senior to the liquidation preference applicable to common shares, (ii) such preferred shares could have voting or conversion rights, which could adversely affect the voting power of the holders of common shares and

Index

(iii) the ownership interest of holders of common shares will be diluted following the issuance of any such preferred shares.  In addition the issuance of blank check preferred shares could have the effect of discouraging, delaying or preventing a change of control of the Company.

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

The Virginia corporation law contains provisions designed to deter certain takeovers of Virginia corporations.  The “affiliated transaction” provisions of Virginia law prohibit, subject to certain exceptions, any person who becomes the beneficial owner of more than 10% of any class of a corporation’s voting securities, without the prior consent of that corporation’s Board of Directors, from engaging in specified transactions with such corporation for a period of three years following the date upon which the shareholder acquires the requisite number of securities.  The types of transactions covered by the law include certain mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, dissolutions, reclassifications and recapitalizations.  The Company intends to submit a proposal to the Company’s shareholders at the 2016 annual meeting of shareholders to further amend the Company’s amended and restated articles of incorporation to opt out of the “affiliated transaction” provisions of the Virginia statute.

Other provisions of Virginia corporation law generally deny voting rights to shares of a public corporation acquired in a “control share acquisition,” which is an acquisition by any person of beneficial ownership of shares that meet or exceed a specified threshold percentage (20%, 33 1/3% or 50%) of the total votes entitled to be cast for the election of directors, unless approved by a majority vote of all outstanding shares other than those held by the acquiring person.  As permitted by Virginia corporation law, the Company has elected pursuant to a provision in its second amended and restated bylaws to exempt any acquisition of its shares from the control share acquisition provisions of the statute.  However, the Board of Directors may further amend the second amended and restated bylaws to opt into the control share provisions at any time in the future.

All of these provisions could have the effect of deterring or delaying a change in control of the Company.

Provisions of the Company’s amended and restated articles of incorporation and second amended and restated bylaws could inhibit changes in control.

Provisions in the Company’s amended and restated articles of incorporation and second amended and restated bylaws may make it difficult for another company to acquire it and for shareholders to receive any related takeover premium for its common shares.  These provisions include, among other things, a staggered Board of Directors in which the Board of Directors is divided into three classes, with one class elected each year to serve a three-year term, and the absence of cumulative voting in the election of directors.  The Company intends to submit a proposal to the Company’s shareholders at the 2016 annual meeting of shareholders to further amend the Company’s amended and restated articles of incorporation to, among other things, destagger the Board of Directors and provide that all directors serve a one-year term.  In addition, pursuant to the Company’s second amended and restated bylaws, directors are elected by the plurality of votes cast and entitled to vote in the election of directors.  However, the Company’s corporate governance guidelines requires that if an incumbent director fails to receive at least a majority of the votes cast, such director will tender his or her resignation from the Board of Directors.  The Nominating and Governance Committee of the Board of Directors will consider, and determine whether to accept, such resignation.

The Company’s second amended and restated bylaws provide that (a) with respect to an annual meeting of shareholders, nominations of individuals for election to the Company’s Board of Directors and the proposal of other business to be considered by shareholders may be made only (i) pursuant to the notice of the meeting, (ii) by or at the direction of the Board of Directors or (iii) by a shareholder who is a shareholder of record entitled to vote on the business such shareholder is proposing, both at the time of the giving of the shareholder’s notice and on the record date for such annual meeting, and who has complied with the advance notice procedures set forth in the second amended and restated bylaws, and (b) with respect to special meetings of shareholders, only the business specified in the notice of meeting may be brought before the meeting of shareholders.  Nominations of individuals for election

Index

to the Board of Directors may be made only (i) by the Board of Directors or any committee thereof or (ii) by a shareholder who is a shareholder of record entitled to vote for the election of directors, both at the time of the giving of the shareholder’s notice and on the record date for the meeting at which the nominee(s) will be voted upon, and who has complied with the advance notice procedures set forth in the second amended and restated bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the price of the Company’s common shares or otherwise be in the shareholders’ best interests.

Risks Related to the Ownership of the Company’s Common Shares

The market price of the Company’s common shares may fluctuate widely and there can be no assurance that the market for its common shares will provide shareholders with adequate liquidity.

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange under the ticker symbol “APLE”.  Prior to the Listing, there was no material public market for its common shares.  The market price of the Company’s common shares may fluctuate widely, depending on many factors, some of which may be beyond the Company’s control, including:

•	actual or anticipated differences in the Company’s operating results, liquidity, or financial condition;
•	changes in revenues, funds from operations (“FFO”), modified FFO, earnings before interest, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA or earnings estimates;
•	publication of research reports about the Company, its hotels or the lodging or overall real estate industry;
•	failure to meet analysts’ revenue or earnings estimates;
•	the extent of institutional investor interest in the Company and their decision to buy or sell the Company’s shares;
•	issuances of common shares or other securities by the Company;
•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	additions and departures of key personnel;
•	announcements by franchisors or other owners in the hospitality industry;
•	the performance and market valuations of other similar companies;
•	strategic actions by the Company or its competitors, such as acquisitions or dispositions;
•	fluctuations in the stock price and operating results of the Company’s competitors;
•	the passage of legislation or other regulatory developments that may adversely affect the Company or its industry;
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts; and
•	general market and economic conditions, including factors unrelated to the Company’s operating performance.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company.  These broad market fluctuations may adversely affect the trading price of the Company’s common shares.

Index

The Company may change its distribution policy or may not have funds available to make distributions to shareholders.

The Board of Directors will continue to evaluate the Company’s distribution policy, the impact of the economy on its operations, actual and projected financial condition and results of operations and other factors, including those discussed in this Annual Report on Form 10-K.  While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all.  Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future.  Also, while the Company may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate or time there can be no assurance that such goals or intentions will be realized.

The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on REIT taxable income, limitations under financing arrangements, or other cash needs.  A reduction in the Company’s distribution rate could have a material adverse effect on the market price of the Company’s common shares.

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances, in part, from financing proceeds or other sources.  While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows.  For example, if financing is the source of a distribution, that financing would not be available for other opportunities and would have to be repaid.

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

Risks Related to the Company’s Status as a REIT

Qualifying as a REIT involves highly technical and complex provisions of the Code and failure of the Company to qualify as a REIT would have adverse consequences to the Company and its shareholders.

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

Index

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

If the Company failed to qualify as a REIT in any taxable year and any available relief provisions did not apply, the Company would be subject to U.S. federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by it in computing its taxable income.  Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

Any determination that the Company does not qualify as a REIT would have a material adverse effect on the Company’s results of operations and could materially reduce the market price of its common shares.  The Company’s additional tax liability could be substantial and would reduce its net earnings available for investment, debt service or distributions to shareholders.  Furthermore, the Company would no longer be required to make any distributions to shareholders as a condition to REIT qualification and all of its distributions to shareholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits.  This currently means that the Company’s individual shareholders would be taxed on those dividends at capital gain rates and the Company’s corporate shareholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code.  The Company’s failure to qualify as a REIT also could cause an event of default under loan documents governing its debt.

In connection with the A7 and A8 mergers, if Apple Seven or Apple Eight failed to qualify as a REIT or if the mergers failed to qualify as tax-free reorganizations, the Company could be subject to additional tax liabilities.

On March 1, 2014, Apple Seven and Apple Eight merged into acquisition subsidiaries of the Company and ceased their separate corporate existences.  If either Apple Seven or Apple Eight failed to qualify as a REIT for any of their taxable years, Apple Seven or Apple Eight, as the case may be, would be liable for (and the Company would be obligated to pay) U.S. federal income tax on its taxable income for such years at regular corporate rates and, assuming the A7 and A8 mergers qualified as reorganizations within the meaning of Section 368(a) of the Code, the Company would be subject to tax on the built-in gain on each asset of Apple Seven or Apple Eight, as the case may be, existing at the time of the A7 and A8 mergers if the Company was to dispose of the Apple Seven or Apple Eight assets for up to 5 years following the A7 and A8 mergers. Such tax would be imposed at the highest regular corporate rate in effect at the date of the sale.  Moreover, and irrespective of whether Apple Seven or Apple Eight qualified as a REIT, if either were to incur tax liabilities as a result of the failure of the A7 and A8 mergers to qualify as a reorganization within the meaning of Section 368(a) of the Code, those tax liabilities would be transferred to the Company as a result of the A7 and A8 mergers.

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

Index

From time to time, the Company may generate taxable income greater than its income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur.  As a result, the Company may find it difficult or impossible to meet distribution requirements in certain circumstances.  In particular, where the Company experiences differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of its taxable income could cause it to: (1) sell assets in adverse market conditions; (2) incur debt or issue additional equity on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions, or capital expenditures or used for the repayment of debt; or (4) make a taxable distribution of its common shares as part of a distribution in which shareholders may elect to receive the Company’s common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements.  These alternatives could increase the Company’s costs or dilute its equity.  In addition, because the REIT distribution requirement prevents the Company from retaining earnings, the Company generally will be required to refinance debt at its maturity with additional debt or equity.  Thus, compliance with the REIT requirements may hinder the Company’s ability to grow, which could adversely affect the market price of its common shares.

In the event that distributions made by Apple Seven, Apple Eight or the Company are deemed “preferential dividends,” the Company could be subject to U.S. federal income tax liabilities and could be required to pay a “deficiency dividend” to its shareholders.

For taxable years ending on or before December 31, 2014, in order for distributions to be counted toward satisfying the annual distribution requirement for REITs, and to provide the Company with a REIT-level tax deduction, the distributions must not be “preferential dividends.”  A dividend is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares within a particular class, and (2) in accordance with the preferences among different classes of shares as set forth in the Company’s organizational documents.  For the taxable year that began on January 1, 2015 and all future taxable years, so long as the Company continues to be a “publicly offered REIT” (i.e., a REIT which is required to file annual and periodic reports with the SEC under the Exchange Act), the preferential dividend rule will not apply to the Company.

Each of Apple Seven, Apple Eight, and the Company (the “Apple REITs”) issued units (which, at the time, consisted of one common share together with one Series A preferred share of the applicable Apple REIT) under their dividend reinvestment plans (“DRIPs”) until June 2013.  Participation in the DRIPs was at the discretion of each shareholder.  Pursuant to the DRIPs, each of the Apple REITs sold its units at a price per unit that was based on the most recent price at which an unrelated person had purchased units from that Apple REIT.  This method of issuing units could present the issue of whether the distributions were “preferential distributions” and thus would not have counted toward satisfying the annual distribution requirement which could have resulted in the loss of its REIT status.  The Company believes each Apple REIT’s DRIP has not violated the prohibition on the payment of preferential dividends; however, there can be no assurance or guarantee that the IRS will concur.  If any Apple REIT violated the prohibition on the payment of preferential dividends and that violation caused it to fail to meet the annual distribution requirement with respect to any year, such failure would preclude that Apple REIT from qualifying as a REIT for U.S. federal income tax purposes and disqualify that Apple REIT from taxation as a REIT for the four taxable years following the year during which its qualification was lost.  That result could subject the Company to federal income tax liabilities.  The requirement to pay any federal income tax liabilities could have an adverse effect on the Company’s ability to make the required distributions to meet the 90% distribution requirement.  If it were determined that certain distributions by the Apple REITs to shareholders failed to qualify for the dividends paid deduction for one or more taxable years with the result that any of the Apple REITs would not have satisfied its distribution requirement with respect to any such taxable year, the Company would expect to pay a “deficiency dividend” to its shareholders in the amount necessary to permit each Apple REIT to satisfy the distribution requirements of Section 857 of the Code for each such taxable year.  The amount of the deficiency dividend (plus the interest payable to the IRS) that would need to be paid for all of the Apple REITs in that circumstance could be significant.

The Company may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

The Company may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder.  Taxable shareholders receiving such dividends will be required to include

Index

the full amount of the dividend as ordinary income to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes.  As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale.  In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income.  Furthermore, with respect to certain non-U.S. shareholders, the Company may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares.  In addition, such a taxable share dividend could be viewed as equivalent to a reduction in the Company’s cash distributions, and that factor, as well as the possibility that a significant number of the Company’s shareholders could determine to sell the common shares in order to pay taxes owed on dividends, may put downward pressure on the market price of the common shares.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a taxable REIT subsidiary (a “TRS”) that are not conducted on an arm’s-length basis, and state or local income, property and transfer taxes.  In addition, the Company could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain its qualification as a REIT.  In addition, the Company’s TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any.  Any of these taxes would decrease cash available for the payment of the Company’s debt obligations and distributions to shareholders.

If the Company’s leases are not respected as true leases for U.S. federal income tax purposes, the Company would likely fail to qualify as a REIT.

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

Index

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

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS.  The Company believes the hotel management companies operate qualified lodging facilities for certain persons who are not related to the Company or its TRS.  However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that the Company may engage in the future will in fact comply with this requirement in the future.  Failure to comply with this requirement would require the Company’s TRSs to find other managers for future contracts, and, if the TRS hired a management company without knowledge of the failure, it could jeopardize the Company’s status as a REIT.

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

The Company’s ownership of TRSs is limited, and the Company’s transactions with its TRSs will cause it to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs.  A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.  Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.  In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.  The rules also impose a 100% excise tax on “redetermined rent,” “redetermined deductions” or “excess interest” to the extent rent paid by a TRS exceeds an arm’s-length amount.  For tax years beginning after December 31, 2015, the rules impose a 100% excise tax on “redetermined TRS service income” (generally, gross income (less deductions allocable thereto) of a TRS attributable to services provided to, or on behalf of, the Company that is less than the amounts that would have been paid by the REIT to the TRS if based on arm’s length negotiations).

The Company’s TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to the REIT but is not required to be distributed.  The Company believes that the aggregate value of the stock and securities of its TRSs has been and will continue to be less than 25% (20% for tax years beginning after December 31, 2017) of the value of its total assets (including the stock and securities of its TRSs).  Furthermore, the Company has monitored and will continue to monitor the value of its respective investments in its TRSs for the purpose of ensuring compliance with the ownership limitations applicable

Index

to TRSs.  In addition, the Company will continue to scrutinize all of its transactions with its TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above.  There can be no assurance, however, that the Company will be able to comply with the 25% (20% for tax years beginning after December 31, 2017) limitation discussed above or to avoid application of the 100% excise tax discussed above.  The most significant transactions between the Company and its TRSs are the hotel leases from the Company to its TRSs.  While the Company believes its leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

Complying with REIT requirements may force the Company to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, the Company must ensure that it meets the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified real estate assets.  The remainder of the Company’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of its total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of the Company’s total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” (e.g., not secured by real property or interests in real property).  If the Company fails to comply with these requirements at the end of any calendar quarter, the Company must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences.  As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain its qualification as a REIT.  These actions could have the effect of reducing the Company’s income and amounts available for distribution to its shareholders.  In addition, the Company may be required to make distributions to shareholders at disadvantageous times or when the Company does not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT.  Thus, compliance with the REIT requirements may hinder the Company’s ability to make, and, in certain cases, maintain ownership of, certain attractive investments.

Item 1B.  Unresolved Staff Comments

None.

Index

Item 2.  Properties

As of December 31, 2015, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	34	4,693
Hilton Garden Inn	30	3,983
Residence Inn	27	3,017
Hampton Inn	26	3,175
Homewood Suites	23	2,572
SpringHill Suites	15	2,042
TownePlace Suites	8	810
Fairfield Inn	7	845
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	205
Total	179	22,961

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	10	948
Alaska	1	169
Arizona	7	926
Arkansas	4	408
California	23	3,241
Colorado	2	245
Florida	16	1,992
Georgia	5	468
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Louisiana	4	541
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	2	168
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	4	549
North Carolina	9	1,038
Ohio	1	142
Oklahoma	1	200
Pennsylvania	3	391
South Carolina	3	325
Tennessee	6	702
Texas	28	3,452
Utah	2	257
Virginia	14	2,190
Washington	4	609
Total	179	22,961

Index

The following table is a list of the 179 hotels the Company owned as of December 31, 2015.  As noted below, 10 of the Company’s hotels are subject to ground leases and 39 of its hotels are encumbered by mortgage notes.

City	State	Brand	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	4/30/2010	169	(2)
Auburn	AL	Hilton Garden Inn	3/1/2014	101
Birmingham	AL	Courtyard	3/1/2014	84
Birmingham	AL	Homewood Suites	3/1/2014	95	(2)
Dothan	AL	Hilton Garden Inn	6/1/2009	104
Dothan	AL	Residence Inn	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	3/1/2014	101
Huntsville	AL	Homewood Suites	3/1/2014	107	(2)
Montgomery	AL	Hilton Garden Inn	3/1/2014	97
Montgomery	AL	Homewood Suites	3/1/2014	91
Prattville	AL	Courtyard	3/1/2014	84	(2)
Rogers	AR	Hampton Inn	8/31/2010	122
Rogers	AR	Homewood Suites	4/30/2010	126
Rogers	AR	Residence Inn	3/1/2014	88
Springdale	AR	Residence Inn	3/1/2014	72
Chandler	AZ	Courtyard	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	11/2/2010	110
Phoenix	AZ	Courtyard	11/2/2010	164
Phoenix	AZ	Residence Inn	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	7/31/2008	125
Tucson	AZ	Residence Inn	3/1/2014	124
Tucson	AZ	TownePlace Suites	10/6/2011	124
Agoura Hills	CA	Homewood Suites	3/1/2014	125
Burbank	CA	Courtyard	8/11/2015	190
Burbank	CA	Residence Inn	3/1/2014	166	(2)
Burbank	CA	SpringHill Suites	7/13/2015	170
Clovis	CA	Hampton Inn & Suites	7/31/2009	86
Clovis	CA	Homewood Suites	2/2/2010	83
Cypress	CA	Courtyard	3/1/2014	180
Cypress	CA	Hampton Inn	6/29/2015	110
Oceanside	CA	Residence Inn	3/1/2014	125	(2)
Rancho Bernardo/San Diego	CA	Courtyard	3/1/2014	210	(2)
Sacramento	CA	Hilton Garden Inn	3/1/2014	153
San Bernardino	CA	Residence Inn	2/16/2011	95
San Diego	CA	Courtyard	9/1/2015	245
San Diego	CA	Hampton Inn	3/1/2014	177
San Diego	CA	Hilton Garden Inn	3/1/2014	200
San Diego	CA	Residence Inn	3/1/2014	121	(2)
San Jose	CA	Homewood Suites	3/1/2014	140
Santa Ana	CA	Courtyard	5/23/2011	155
Santa Clarita	CA	Courtyard	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	10/29/2008	66
Santa Clarita	CA	Hampton Inn	10/29/2008	128
Santa Clarita	CA	Residence Inn	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	3/1/2014	128
Highlands Ranch	CO	Residence Inn	3/1/2014	117	(2)
Fort Lauderdale	FL	Hampton Inn	12/31/2008	109
Fort Lauderdale	FL	Hampton Inn	6/23/2015	156
Jacksonville	FL	Homewood Suites	3/1/2014	119	(2)
Lakeland	FL	Courtyard	3/1/2014	78
Miami	FL	Courtyard	3/1/2014	118	(1)

Index

City	State	Brand	Date Acquired or Completed	Rooms
Miami	FL	Hampton Inn & Suites	4/9/2010	121
Miami	FL	Homewood Suites	3/1/2014	162	(2)
Orlando	FL	Fairfield Inn & Suites	7/1/2009	200
Orlando	FL	SpringHill Suites	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	3/12/2009	95
Panama City	FL	TownePlace Suites	1/19/2010	103
Sanford	FL	SpringHill Suites	3/1/2014	105
Sarasota	FL	Homewood Suites	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	3/1/2014	85	(1)
Tampa	FL	Embassy Suites	11/2/2010	147
Tampa	FL	TownePlace Suites	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	1/14/2010	87
Columbus	GA	SpringHill Suites	3/1/2014	89
Columbus	GA	TownePlace Suites	3/1/2014	86	(1)
Macon	GA	Hilton Garden Inn	3/1/2014	101	(1)
Savannah	GA	Hilton Garden Inn	3/1/2014	105	(1)(2)
Boise	ID	Hampton Inn & Suites	4/30/2010	186
Boise	ID	SpringHill Suites	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	11/2/2010	170
Mettawa	IL	Residence Inn	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	11/2/2010	135
Indianapolis	IN	SpringHill Suites	11/2/2010	130
Mishawaka	IN	Residence Inn	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	3/1/2014	110
Overland Park	KS	Residence Inn	3/1/2014	120
Overland Park	KS	SpringHill Suites	3/1/2014	102
Wichita	KS	Courtyard	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	7/30/2010	153	(1)
Lafayette	LA	SpringHill Suites	6/23/2011	103
New Orleans	LA	Homewood Suites	3/1/2014	166	(2)
Andover	MA	SpringHill Suites	11/5/2010	136
Marlborough	MA	Residence Inn	3/1/2014	112
Westford	MA	Hampton Inn & Suites	3/1/2014	110
Westford	MA	Residence Inn	3/1/2014	108	(2)
Annapolis	MD	Hilton Garden Inn	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	7/30/2010	107
Novi	MI	Hilton Garden Inn	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	8/3/2009	124
Kansas City	MO	Hampton Inn	8/31/2010	122
Kansas City	MO	Residence Inn	3/1/2014	106
St. Louis	MO	Hampton Inn	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	4/30/2010	126
Hattiesburg	MS	Courtyard	3/1/2014	84	(2)
Hattiesburg	MS	Residence Inn	12/11/2008	84
Carolina Beach	NC	Courtyard	3/1/2014	144	(2)
Charlotte	NC	Homewood Suites	9/24/2008	112
Durham	NC	Homewood Suites	12/4/2008	122
Fayetteville	NC	Home2 Suites	2/3/2011	118
Fayetteville	NC	Residence Inn	3/1/2014	92
Greensboro	NC	SpringHill Suites	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	11/30/2010	124
Wilmington	NC	Fairfield Inn & Suites	3/1/2014	122
Winston-Salem	NC	Courtyard	3/1/2014	122	(2)

Index

City	State	Brand	Date Acquired or Completed	Rooms
Omaha	NE	Courtyard	3/1/2014	181
Cranford	NJ	Homewood Suites	3/1/2014	108
Mahwah	NJ	Homewood Suites	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	1/11/2011	118
Somerset	NJ	Courtyard	3/1/2014	162	(1)(2)
West Orange	NJ	Courtyard	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	3/1/2014	164
New York	NY	Renaissance	3/1/2014	205	(1)
Syracuse	NY	Courtyard	10/16/2015	102	(2)
Syracuse	NY	Residence Inn	10/16/2015	78	(2)
Twinsburg	OH	Hilton Garden Inn	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	5/28/2010	200
Collegeville/Philadelphia	PA	Courtyard	11/15/2010	132	(2)
Malvern/Philadelphia	PA	Courtyard	11/30/2010	127	(2)
Pittsburgh	PA	Hampton Inn	12/31/2008	132
Columbia	SC	Hilton Garden Inn	3/1/2014	143
Greenville	SC	Residence Inn	3/1/2014	78	(2)
Hilton Head	SC	Hilton Garden Inn	3/1/2014	104	(2)
Chattanooga	TN	Homewood Suites	3/1/2014	76
Jackson	TN	Hampton Inn & Suites	12/30/2008	83
Johnson City	TN	Courtyard	9/25/2009	90
Memphis	TN	Homewood Suites	3/1/2014	140
Nashville	TN	Hilton Garden Inn	9/30/2010	194
Nashville	TN	Home2 Suites	5/31/2012	119
Addison	TX	SpringHill Suites	3/1/2014	159
Allen	TX	Hampton Inn & Suites	9/26/2008	103
Allen	TX	Hilton Garden Inn	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	12/1/2010	98
Austin	TX	Courtyard	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	11/2/2010	150
Austin	TX	Hampton Inn	4/14/2009	124	(2)
Austin	TX	Hilton Garden Inn	11/2/2010	117
Austin	TX	Homewood Suites	4/14/2009	97	(2)
Beaumont	TX	Residence Inn	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	10/7/2014	88
Dallas	TX	Hilton	5/17/2011	224	(2)
Duncanville	TX	Hilton Garden Inn	10/21/2008	142	(2)
El Paso	TX	Hilton Garden Inn	12/19/2011	145
El Paso	TX	Homewood Suites	3/1/2014	114
Fort Worth	TX	TownePlace Suites	7/19/2010	140
Frisco	TX	Hilton Garden Inn	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	9/24/2010	110	(2)
Houston	TX	Marriott	1/8/2010	206
Houston	TX	Residence Inn	3/1/2014	129
Irving	TX	Homewood Suites	12/29/2010	77	(2)
Lewisville	TX	Hilton Garden Inn	10/16/2008	165
Round Rock	TX	Hampton Inn	3/6/2009	94	(2)
San Antonio	TX	TownePlace Suites	3/1/2014	106
Stafford	TX	Homewood Suites	3/1/2014	78
Texarkana	TX	Courtyard	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	1/31/2011	81	(2)
Texarkana	TX	TownePlace Suites	3/1/2014	85
Provo	UT	Residence Inn	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	11/2/2010	143
Alexandria	VA	Courtyard	3/1/2014	178

Index

City	State	Brand	Date Acquired or Completed	Rooms
Alexandria	VA	SpringHill Suites	3/28/2011	155
Bristol	VA	Courtyard	11/7/2008	175	(2)
Charlottesville	VA	Courtyard	3/1/2014	139	(2)
Chesapeake	VA	Marriott	3/1/2014	226
Harrisonburg	VA	Courtyard	3/1/2014	125
Manassas	VA	Residence Inn	2/16/2011	107
Richmond	VA	Courtyard	12/8/2014	135
Richmond	VA	Marriott	3/1/2014	410	(1)
Richmond	VA	Residence Inn	12/8/2014	75
Suffolk	VA	Courtyard	3/1/2014	92
Suffolk	VA	TownePlace Suites	3/1/2014	72
Virginia Beach	VA	Courtyard	3/1/2014	141	(2)
Virginia Beach	VA	Courtyard	3/1/2014	160	(2)
Kirkland	WA	Courtyard	3/1/2014	150	(2)
Seattle	WA	Residence Inn	3/1/2014	234	(1)(2)
Tukwila	WA	Homewood Suites	3/1/2014	106	(2)
Vancouver	WA	SpringHill Suites	3/1/2014	119
Total				22,961

(1) Hotel is subject to ground lease.
(2) Hotel is encumbered by mortgage.

Investment in real estate at December 31, 2015, consisted of the following (in thousands):

Land	$561,630
Building and Improvements	3,200,918
Furniture, Fixtures and Equipment	293,444
Franchise Fees	8,832
4,064,824
Less Accumulated Depreciation	(423,057)
Investment in Real Estate, net	$3,641,767

For additional information about the Company’s properties, refer to Schedule III – Real Estate and Accumulated Depreciation included at the end of Part IV, appearing elsewhere in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

DCG&T et al. v. Knight, et al.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.).  An amended complaint filed on March 24, 2014 alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the A7 and A8 mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters, and adds as parties certain Company management employees.

The amended complaint demands (i) an order stating that the action may be maintained as a class action, certifying plaintiffs as class representatives, and that the action may be maintained as a derivative action, (ii) that the merger and the conversion of common and preferred shares be rescinded, (iii) an award of damages, and (iv) reimbursement of plaintiffs’ attorneys’ fees and other costs.

On December 18, 2014, the United States District Court for the Eastern District of Virginia issued an order granting a Defendants’ motion to dismiss in part and denying it in part. Specifically, the court dismissed each of

Index

Plaintiffs’ class action claims, but held that Plaintiffs could bring derivative claims for breach of fiduciary duties of care and loyalty (Count II) and for conflicts of interest (Count IV).  On April 1, 2015, the Court entered an agreed stipulation of dismissal, dismissing with prejudice Count IV.

The parties reached an agreement in principle to settle the remaining claims and the Court approved the settlement by order dated September 15, 2015 (the “Order”).  The settlement is among the remaining Defendants (the former Apple REIT Nine, Inc. board of directors) and certain former Apple REIT Nine, Inc. shareholders and does not directly involve the Company.  The settlement as approved does not impact the Company’s financial position.  A former shareholder who objected to the settlement has appealed the Order approving the settlement to the Fourth Circuit Court of Appeals, and plaintiffs have cross-appealed the former shareholder’s standing to object to the settlement.  Briefing in the Fourth Circuit is scheduled to be completed in February 2016.  The Company believes that the appeal is without merit, but the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

On April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple Seven and Apple Eight, now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).  Plaintiff alleged claims under Virginia law for breach of fiduciary duty against the individual directors, and constructive trust and unjust enrichment claims against the Company.  Plaintiff alleges that the prices at which Plaintiff and the purported class members purchased additional shares through the DRIP were artificially inflated and not indicative of the true value of shares in Apple Seven and Apple Eight.

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

Not Applicable.

Index

PART II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).  Prior to that time, there was no public market for the Company’s common shares.  As of December 31, 2015 and February 18, 2016, the last reported closing price per share for the Company’s common stock as reported on the NYSE was $19.97 and $19.87, respectively.  The following table sets forth the high and low sales prices per share of the Company’s common stock as reported on the NYSE since the Listing:

2015	High	Low
Second Quarter	$19.45	$17.03
Third Quarter	$19.84	$13.82
Fourth Quarter	$20.97	$18.21

Share Return Performance

The following graph compares the cumulative total shareholder return of the Company’s common shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the SNL US REIT Hotel Index for the period from May 18, 2015, the date of the Company’s Listing, to December 31, 2015.  The SNL US REIT Hotel Index is comprised of publicly traded REITs which focus on investments in hotel properties.  The graph assumes an initial investment of $100 in the Company’s common shares and in each of the indices, and also assumes the reinvestment of dividends.

	Initial Investment	Value of Initial Investment at	Value of Initial Investment at	Value of Initial Investment at
Name	05/18/15	06/30/15	09/30/15	12/31/15
Apple Hospitality REIT, Inc.	$100.00	$105.95	$106.01	$115.73
S&P 500 Index	$100.00	$97.14	$90.89	$97.29
SNL US REIT Hotel Index	$100.00	$96.87	$84.38	$81.94

Index

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing. The performance graph is not indicative of future investment performance.  The Company does not make or endorse any predictions as to future share price performance.

Shareholder Information

As of February 18, 2016, the Company had approximately 90 holders of record of its common shares and there were approximately 174.3 million common shares outstanding.  Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders.  In order to comply with certain requirements related to the Company’s qualification as a real estate investment trust (“REIT”), the Company’s amended and restated articles of incorporation provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  The reverse share split was previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) mergers, effective March 1, 2014 (the “A7 and A8 mergers”).  As a result of the reverse share split, every two common shares were converted into one common share, reducing the number of issued and outstanding common shares from 372.2 million to 186.1 million on the effective date.  The common shares have the same respective voting rights, preferences and relative, participating, optional or other rights, and qualifications, limitations or restrictions as set forth in the amended and restated articles of incorporation in effect immediately prior to the effective date of the reverse share split.  The reverse share split did not have any effect on the total number of common shares the Company is authorized to issue under its amended and restated articles of incorporation.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.

Distribution Information

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  For the years ended December 31, 2015 and 2014, the Company paid distributions of $1.27 and $1.39 per common share for a total of approximately $229.1 million and $233.4 million, respectively.  During 2015, distributions were paid at a monthly rate of $0.113334 per common share for the first five months of 2015 and $0.10 per common share from June to December 2015.  During 2014, distributions were paid at a monthly rate of $0.138375 per common share in January and February, $0.11 per common share from March through August, and $0.113334 per common share from September through December.  The following were monthly distributions declared per share on the Company’s common shares for each of the quarters indicated:

	2015		2014
First Quarter	$0.3400		$0.3868
Second Quarter	$0.4267	(1)	$0.3300
Third Quarter	$0.3000	(2)	$0.3333
Fourth Quarter	$0.3000	(3)	$0.3400

(1)  During the second quarter of 2015, four monthly distributions were declared; including a monthly distribution of $0.10 per common share that had been declared as of June 30, 2015 and was paid in July 2015.
(2)  As of September 30, 2015, a monthly distribution of $0.10 per common share had been declared and was paid in October 2015.
(3)  As of December 31, 2015, a monthly distribution of $0.10 per common share had been declared and was paid in January 2016.

Index

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share.  Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.  Beginning 2016, the Company’s $965 million credit facility limits distributions to 95% of funds from operations annually unless the Company is required to distribute more to meet REIT requirements.  As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Tender Offer

In connection with the Listing, the Board of Directors approved a modified “Dutch Auction” tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company funded the Tender Offer and all related costs primarily from borrowings under its credit facility.

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  Effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Since implementation through December 31, 2015, the Company purchased approximately 1.2 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.61 per common share, for an aggregate purchase price of approximately $22.0 million.  Purchases under the Plan were funded with availability under the Company’s credit facility.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  The Company plans to continue to consider opportunistic share repurchases under the $478 million remaining portion of its authorized $500 million share repurchase program.

The following is a summary of all share repurchases during the fourth quarter of 2015.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - October 31, 2015	41,700	$18.39	41,700	$478,000
November 1 - November 30, 2015	-	-	-	$478,000
December 1 - December 31, 2015	-	-	-	$478,000
Total	41,700		41,700

(1) Share repurchases made as part of the Company’s $500 million share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2016.

Index

Terminated Share Redemption Program

In July 2009, the Company instituted a share redemption program (formerly known as the unit redemption program) to provide limited interim liquidity to its shareholders who had held their shares for at least one year, subject to certain restrictions and limitations.  On June 27, 2013, the Company announced the suspension of its share redemption program as it evaluated the A7 and A8 mergers and as mandated by the merger agreement, with the last redemption thereunder occurring in the second quarter of 2013.

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  During 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Terminated Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the A7 and A8 mergers and as mandated by the merger agreement.  As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013.  In April 2015, the Board of Directors approved the termination of the Dividend Reinvestment Plan.

Preferred Shares

No preferred shares of the Company are issued and outstanding.  The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million additional preferred shares.  The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes.  Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting.  At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares.  The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be.  A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.  Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors.  The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions.  The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee to be in the best interests of the Company.  The Company’s Board of Directors previously adopted and the Company’s shareholders approved the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors.  In May 2015, the Directors Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards

Index

previously issued under the Directors’ Plan.  The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (2)
Equity compensation plans approved by security holders	974,097	$22.24	10,983,033
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	974,097	$22.24	10,983,033

(1)  Represents stock options granted to the Company’s directors under the Directors’ Plan.
(2)  Excludes 42,870 common shares issued during 2015 under the Omnibus Plan.

Item 6.   Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2015.  Certain information in the table has been derived from the Company’s audited financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

(in thousands except per share and statistical data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues:
Room	$821,733	$735,882	$353,338	$331,610	$291,858
Other	76,581	68,014	34,653	33,976	28,642
Total revenue	898,314	803,896	387,991	365,586	320,500

Expenses and other income:
Hotel operating expense	507,081	455,895	220,214	206,568	184,641
Property taxes, insurance and other expense	46,023	40,046	20,556	19,616	18,040
Ground lease expense	9,996	8,341	302	368	347
General and administrative expense	19,552	20,914	6,169	8,590	8,189
Transaction and listing costs	7,181	5,142	3,179	1,101	5,275
Series B convertible preferred share expense	-	117,133	-	-	-
Loss on impairment of depreciable real estate assets	45,000	10,988	-	-	-
Depreciation expense	127,449	113,112	54,827	52,748	48,415
Interest and other expense, net	33,132	23,523	8,446	6,745	4,371
Investment income from note receivable	-	-	(9,040)	-	-
Gain on sale of real estate	(15,286)	-	-	-	-
Income tax expense	898	1,969	1,422	1,166	1,068
Total expenses and other income	781,026	797,063	306,075	296,902	270,346
Income from continuing operations	117,288	6,833	81,916	68,684	50,154
Income from discontinued operations, net of tax	-	-	33,306	6,792	19,834
Net income	$117,288	$6,833	$115,222	$75,476	$69,988

Per Share (a):
Income from continuing operations per common share	$0.65	$0.04	$0.90	$0.75	$0.55
Income from discontinued operations per common share	-	-	0.36	0.08	0.22
Net income per common share	$0.65	$0.04	$1.26	$0.83	$0.77
Distributions declared per common share (a)(b)(c)	$1.37	$1.39	$1.66	$3.20	$1.76
Weighted-average common shares outstanding - basic and diluted (a)	180,261	171,489	91,308	91,111	91,198

Balance Sheet Data (at end of period):
Cash and cash equivalents	$-	$-	$18,102	$9,027	$30,733
Investment in real estate, net	$3,641,767	$3,492,821	$1,443,498	$1,463,894	$1,480,722
Assets held for sale	$-	$195,588	$-	$-	$158,552
Total assets (d)	$3,722,775	$3,776,805	$1,489,926	$1,524,774	$1,699,767
Notes payable (d)	$998,103	$706,626	$161,196	$165,540	$122,924
Shareholders’ equity	$2,647,058	$3,014,624	$1,311,811	$1,346,133	$1,563,590
Net book value per share (a)	$15.18	$16.13	$14.35	$14.74	$17.10

Other Data:
Cash Flow From (Used In):
Operating activities	$281,052	$252,187	$137,446	$122,966	$116,044
Investing activities	$(82,285)	$(58,404)	$25,446	$105,951	$(166,085)
Financing activities	$(198,767)	$(211,885)	$(153,817)	$(250,623)	$(143,334)
Number of hotels owned at end of period (including assets held for sale)	179	191	89	89	88

(a)   On May 18, 2015, the Company completed a 50% reverse share split. As a result of the reverse share split, every two common shares were converted into one common share. All common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.
(b)   2015 distributions include a distribution of $0.10 per common share that was declared in December 2015 and paid in January 2016. All other distributions presented were paid in the year declared.
(c)   2012 distributions include a special distribution of $1.50 per common share paid in May 2012.
(d)   Prior year amounts reflect the reclassification of unamortized debt issuance costs related to the Company’s term loans and mortgage debt from Total assets to Notes payable in accordance with the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs effective December 31, 2015.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report.  Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of December 31, 2015, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company.

Listing and Related Matters

Listing on the New York Stock Exchange

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  The reverse share split was previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) mergers (“A7 and A8 mergers”).  As a result of the reverse share split, every two common shares were converted into one common share, reducing the number of issued and outstanding common shares from 372.2 million to 186.1 million on the effective date.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.

Index

Tender Offer

In connection with the Listing, the Board of Directors approved a modified “Dutch Auction” tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company incurred approximately $0.6 million in costs related to the Tender Offer which are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its credit facility.

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  Effective July 8, 2015, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Since implementation through December 31, 2015, the Company purchased approximately 1.2 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.61 per common share, for an aggregate purchase price of approximately $22.0 million.  Purchases under the Plan were funded with availability under the Company’s credit facility.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  The Company plans to continue to consider opportunistic share repurchases under the $478 million remaining portion of its authorized $500 million share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2016.

$965 Million Credit Facility

On May 18, 2015, concurrent with the Listing, the Company entered into an amendment and restatement of its unsecured $345 million credit facility, increasing the borrowing capacity to $965 million and extending the maturity dates.  The $965 million credit facility is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans funded during 2015.  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.  The terms and covenants of the unsecured $965 million credit facility are similar to the $345 million credit facility.  See Note 6 titled “Credit Facilities and Mortgage Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the $965 million credit facility.

2015 Investing Activities

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of properties and using the proceeds to invest in properties that it believes provide greater value in the long term. Consistent with this strategy and the Company’s focus on investing in upscale select service hotels, the Company acquired seven hotels for an aggregate purchase price of $254.8 million in 2015: a 156-room Hampton Inn in Fort Lauderdale, Florida, a 110-room Hampton Inn in Cypress, California, a new 170-room SpringHill Suites and a 190-room Courtyard, both in Burbank, California, a 245-room Courtyard in San Diego, California and an adjoining 102-room Courtyard and 78-room Residence Inn complex located in Syracuse, New York.  The purchase price for each of these properties, net of debt assumed, was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties discussed below.  As of December 31, 2015, the Company has outstanding purchase contracts for four additional hotels with a total gross purchase price of $81.1 million.  These four hotels are under construction and are planned to be completed and opened for business in 2016 and 2017, at which time closings are expected to occur.

Index

In 2015, the Company sold 19 properties (13 of which were acquired in the A7 and A8 mergers discussed below) in two separate transactions (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015) for a total sales price of approximately $208.5 million.  In conjunction with these transactions, the Company recorded a gain on sale of approximately $15.3 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2015.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the intent to use the increased availability to fund hotel acquisitions, hotel renovations and other general corporate purposes.  The sale of these 19 properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the years ended December 31, 2015, 2014 and 2013. See Note 4 titled “Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information on the property dispositions.

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight and added 99 continuing hotels located in 27 states, with an aggregate of 12,121 rooms, to the Company’s real estate portfolio.  In connection with the A7 and A8 mergers, the Company issued approximately 90 million common shares to Apple Seven and Apple Eight shareholders.  For purposes of accounting for the transactions, the total consideration of the Company’s common shares transferred in the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on a fair value estimate of $20.20 per common share.  Upon completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  The termination of the advisory agreements resulted in the conversion of the Company’s Series B convertible preferred shares into approximately 5.8 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $20.20 per common share.  See Note 2 titled “Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the A7 and A8 mergers.
Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year.  Although economic conditions in the United States have been favorable, there is no way to predict future general economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis (as discussed below), and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015.  Based on recent revenue trends, the anticipated revenue growth rates for 2016 are slightly lower than the growth achieved in 2015 and 2014.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

Results of Operations for Years 2015 and 2014

As of December 31, 2015, the Company owned 179 hotels with 22,961 rooms as compared to 191 hotels with a total of 23,790 rooms as of December 31, 2014.  Results of operations are included only for the period of ownership for hotels acquired or disposed of during 2015 and 2014.  Additionally, the Company opened two newly

Index

constructed hotels during 2014.  As a result, the comparability of results for the years ended December 31, 2015 and 2014 as discussed below is significantly impacted by these transactions.  The results of operations for the year ended December 31, 2014 include only 10 months of results for the hotels acquired through the A7 and A8 mergers.  Additionally, the results of operations for the year ended December 31, 2015 include results of operations for the 19 hotels sold during the period only through the time of the sale.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Years Ended December 31,
(in thousands)	2015	Percent of Revenue	2014	Percent of Revenue	Percent Change

Total revenue	$898,314	100%	$803,896	100%	12%
Hotel operating expense	507,081	56%	455,895	57%	11%
Property taxes, insurance and other expense	46,023	5%	40,046	5%	15%
Ground lease expense	9,996	1%	8,341	1%	20%
General and administrative expense	19,552	2%	20,914	3%	-7%

Transaction and listing costs	7,181		5,142
Loss on impairment of depreciable real estate assets	45,000		10,988
Depreciation expense	127,449		113,112
Interest and other expense, net	33,132		23,523
Gain on sale of real estate	15,286		-
Income tax expense	898		1,969

Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 179 hotels owned as of December 31, 2015 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 179 hotels owned as of the end of the reporting period.  For the hotels acquired during the period, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership, and for dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2015	2014	Percent Change

ADR	$130.33	$124.13	5.0%
Occupancy	77.2%	76.1%	1.4%
RevPAR	$100.59	$94.41	6.5%

Hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have been favorable, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income for its Comparable Hotels improved in 2015 as compared to 2014.  The Company expects continued improvement in revenue and operating income for its Comparable Hotels in 2016 as compared to 2015.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the years ended December 31, 2015 and 2014, the Company had total revenue of $898.3 million and $803.9 million, respectively.  For the years ended December 31, 2015 and 2014, respectively, Comparable Hotels achieved combined average occupancy of 77.2% and 76.1%, ADR of $130.33 and $124.13 and RevPAR of $100.59 and $94.41.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Index

During 2015, the Company experienced a slight increase in demand, with average occupancy for its Comparable Hotels increasing approximately 1% as compared to 2014.  In addition, also signifying general economic strength, during 2015 the Company experienced an increase in ADR for its Comparable Hotels of approximately 5% as compared to 2014.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall demand and room rate improvement and the Company’s geographically diverse portfolio of upscale, select service hotels, the Company, on a comparable basis, and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015.  Based on recent revenue trends, the anticipated revenue growth rates for 2016 are slightly lower than the growth achieved in 2015 and 2014.

During the fourth quarter of 2015, the Company’s Comparable Hotels’ RevPAR increased by approximately 6%, compared to the fourth quarter of 2014.  The growth rate was impacted by approximately 37,000 rooms out of service from 22 renovations.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the years ended December 31, 2015 and 2014, respectively, hotel operating expense totaled $507.1 million and $455.9 million or 56% and 57% of total revenue for each respective period.  Overall hotel operational expenses for 2015 primarily reflect the impact of the A7 and A8 mergers and the two newly constructed hotels that opened in December 2014 for the entire period, the 19 hotels sold until the respective dates of sale, and the seven hotels acquired in 2015 from their respective dates of acquisition; and for 2014 reflect the A7 and A8 mergers only for the months of March through December and the 19 hotels sold in 2015 (of which 13 were acquired in the A7 and A8 mergers) for the entire period.  For the Company’s Comparable Hotels, operating expense as a percentage of revenue decreased slightly for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the overall increase in ADR for these hotels.  Additionally, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and therefore decline as a percentage of revenue as revenue increases.  The Company has also been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  To date, only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward.  Additionally, labor costs could be impacted in certain markets due to lower unemployment rates.  With less qualified available labor the cost could increase.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.  The improvements in hotel operating expenses as a percentage of revenue have been negatively impacted by disruption from and costs related to the Company’s transition of six management contracts to consolidate management within specific markets and to better access regional expertise during 2015.  The Company continually reviews its managers’ performance and believes the transitions will produce revenue and cost benefits in the future.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2015 and 2014 totaled $46.0 million and $40.0 million, respectively, or 5% of total revenue for each respective period.  For the Company’s Comparable Hotels, real estate taxes during 2015 increased due to the reassessment of property values by localities related to the improved economy, partially offset by a decrease due to successful appeals of tax assessments for other locations.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments in 2016.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize the tax increases as warranted.  Property taxes, insurance and other expense in 2015 and 2014 was reduced by approximately $1.8 million and $0.2 million, respectively, in settlement proceeds received, net of costs, from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered at several of the Company’s hotels as a result of the Gulf of Mexico oil spill in 2010.

Index

Ground Lease Expense

Ground lease expense for the years ended December 31, 2015 and 2014 was $10.0 million and $8.3 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for 10 of its hotel properties, nine of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2015 and 2014 was $19.6 million and $20.9 million, respectively, or 2% and 3% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, as well as legal fees, accounting fees and reporting expenses.  In connection with the completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, became employed by the Company at that time, rather than the Company’s former external advisor.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple REIT Ten, Inc. (“Apple Ten”) the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which are reductions to general and administrative expenses.  The reduction in general and administrative expense during 2015 as compared to 2014 was primarily due to an increase of approximately $1.3 million in advisory fees from Apple Ten, which reached the top fee tier under its advisory agreement due to improved results of operations of Apple Ten in 2015.  The increase in advisory fee income for the year ended December 31, 2015 also included two additional months of advisory fees in 2015 as compared to 2014.

Transaction and Listing Costs

Transaction and listing costs for the years ended December 31, 2015 and 2014 were $7.2 million and $5.1 million, respectively.  These costs consist primarily of costs related to the Company’s Listing effective May 18, 2015 and associated evaluation of strategic alternatives prior to Listing, costs related to the A7 and A8 mergers, effective March 1, 2014, and acquisition related costs.  Listing and evaluation of strategic alternative costs incurred by the Company totaled approximately $5.8 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively.  Merger costs totaled approximately $0.1 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively, which include costs to defend the A7 and A8 mergers class action lawsuit, totaling $1.2 million and $0.8 million, respectively, net of approximately $1.2 million and $0.3 million in reimbursements received from the Company’s directors and officers insurance carriers related to costs to defend the A7 and A8 mergers class action lawsuit.  In addition, the Company incurred approximately $1.2 million and $0.6 million of acquisition related costs and pre-opening expenses (related to the opening of two hotels in December 2014) during the years ended December 31, 2015 and 2014, respectively.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $45.0 million and $11.0 million for the years ended December 31, 2015 and 2014, respectively.  During the fourth quarter of 2015, the Company identified one hotel (the New York, New York Renaissance) where the current carrying cost of the hotel exceeded its estimated undiscounted future cash flows.  The shortfall in estimated cash flows was triggered by a combination of a decline in market conditions in New York, anticipated new supply, the loss of retail tenants at the property and the extended period of time estimated to re-lease the available space, and costs associated with its transition to a new management company at the hotel.  Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the hotel (approximately $86 million) to its estimated fair market value (approximately $41 million), resulting in an impairment loss of approximately $45.0 million.  The impairment loss recorded in 2014 related to three of 22 properties that the Company identified for potential sale during 2014, of which 19 of these properties were sold during 2015.  Due to the change in the anticipated holding period of the three assets, the undiscounted cash flows generated by these properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss in 2014 to adjust the basis of these individual properties to their estimated fair values.

Index

Depreciation Expense

Depreciation expense for the years ended December 31, 2015 and 2014 was $127.4 million and $113.1 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned primarily as a result of the A7 and A8 mergers and hotel acquisitions, as well as renovations completed throughout 2015 and 2014.  These increases were partially offset by the sale of 19 hotels in 2015, of which 18 of the hotels were classified as held for sale as of December 31, 2014 and therefore no depreciation was recorded for these properties during the year ended December 31, 2015.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2015 and 2014 was $33.1 million and $23.5 million, respectively and is net of approximately $1.5 million and $1.9 million of interest capitalized associated with renovation and construction projects.  Additionally, included in interest and other expense, net for the year ended December 31, 2015 is a loss of approximately $0.4 million related to the change in fair value in the Company’s interest rate swap that was no longer designated as a cash flow hedge during the first quarter of 2015 through the termination date, which occurred in May 2015.  The increase in interest expense during 2015 as compared to 2014 was due primarily to (a) the loss related to the terminated swap, (b) an increase in the Company’s average outstanding borrowings during 2015 as compared to 2014, which is attributable to debt assumed with the A7 and A8 mergers and increased borrowings to fund the Company’s tender offer and share repurchase program and (c) in 2014, the Company recognized a $0.7 million gain on a foreclosure transaction, which was recorded as a reduction to interest and other expense, net.  The impact of higher debt balances has been partially offset by a reduction in the average interest rate incurred under the Company’s outstanding debt.

Results of Operations for Years 2014 and 2013

As of December 31, 2014, the Company owned 191 hotels (including 99 hotels that were acquired with the A7 and A8 mergers, effective March 1, 2014, and one hotel acquired and two newly constructed hotels that opened during 2014) with 23,790 rooms as compared to 89 hotels with a total of 11,371 rooms as of December 31, 2013.  No hotels were acquired or opened during 2013.  As a result, the comparability of results in 2014 and 2013 as discussed below is significantly impacted by these transactions.

Revenues

For the years ended December 31, 2014 and 2013, the Company had total revenue of $803.9 million and $388.0 million, respectively.  This revenue primarily reflects hotel operations for the 191 hotels owned as of December 31, 2014 for their respective periods of ownership by the Company.  For the years ended December 31, 2014 and 2013, respectively, the Company achieved combined average occupancy of 76.4% and 74.3%, ADR of $122.20 and $114.52 and RevPAR of $93.38 and $85.12.  During 2014, as the United States economy continued to strengthen, the Company experienced increases in both demand and ADR for its hotels as compared to 2013.

Hotel Operating Expense

Hotel operating expense primarily related to the 191 hotels owned as of December 31, 2014 for their respective periods owned.  For the years ended December 31, 2014 and 2013, respectively, hotel operating expenses totaled $455.9 million and $220.2 million, or 57% of total revenue for each respective period.  Overall hotel operational expenses for 2014 reflect the impact of the A7 and A8 mergers, increases in revenues and occupancy at most of the Company’s hotels, an increase in utility and maintenance costs related to harsh weather conditions experienced in many of the Company’s markets during the first quarter of 2014, and an increase in labor benefit costs due to government regulations surrounding healthcare and other benefits.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the years ended December 31, 2014 and 2013, totaled $40.0 million and $20.6 million, respectively, or 5% of total revenue for each respective period.  For certain properties,

Index

real estate taxes during the year ended December 31, 2014 increased due to the reassessment of property values by localities from the improved economy, partially offset by a decrease due to successful appeals of tax assessments at other locations.

Ground Lease Expense

Ground lease expense for the years ended December 31, 2014 and 2013 was $8.3 million and $0.3 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for 10 of its hotel properties, nine of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2014 and 2013 was $20.9 million and $6.2 million, respectively, or 3% and 2% of total revenue for each respective period.  As discussed above, included in general and administrative expenses are advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, and thereafter, payroll and related benefits.  Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company became self-advised, the advisory agreements between the Company and its advisors were terminated, and the employees of the Company’s external advisor became employed by the Company.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple Ten the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which are reductions to general and administrative expenses.  Also included in general and administrative expense are legal fees and other costs incurred by the Company related to the previously disclosed lawsuits and the non-public investigation by the SEC that was settled in February 2014, totaling approximately $0.7 million and $0.8 million, respectively for the years ended December 31, 2014 and 2013.  Also, during the year ended December 31, 2014 and 2013, the Company received approximately $0.6 million and $2.1 million in reimbursements from its directors’ and officers’ liability insurance related to claims for costs incurred pertaining to these matters, which are a reduction to general and administrative expense.

Transaction and Listing Costs

Transaction and listing costs for the years ended December 31, 2014 and 2013 totaled $5.1 million and $3.2 million, respectively, and were primarily related to the A7 and A8 mergers.  In connection with these activities, the Company incurred approximately $3.3 million and $3.1 million in merger costs during the years ended December 31, 2014 and 2013, including approximately $0.8 million in 2014 to defend the A7 and A8 mergers class action lawsuit.  The remaining transaction costs incurred during 2014 primarily relate to the Board of Directors’ review and evaluation of strategic alternatives prior to the Company’s Listing, as well as pre-opening expenses related to the opening of two hotels in December 2014.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $11.0 million for the year ended December 31, 2014, and relates to three properties.  During the third quarter of 2014, the Company identified 22 properties for potential sale.  These properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  During October 2014, the Company began the process of marketing these assets, resulting in the sale of 19 of these properties during 2015.  Due to the change in the anticipated hold period of the assets, the undiscounted cash flows generated by three of these properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss in 2014 to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, management’s estimates of discount rates, estimates of market capitalization rates and other market considerations.

Depreciation Expense

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

Index

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2014 and 2013 was $23.5 million and $8.4 million, respectively, and is net of approximately $1.9 million and $0.7 million of interest capitalized associated with renovation and construction projects.  The interest expense increase primarily arose from (a) debt assumed effective March 1, 2014 with the A7 and A8 mergers, including $385.1 million in mortgage debt, prior to any fair value adjustments; and (b) borrowings on the Company’s $345 million credit facility beginning March 3, 2014, which were primarily used to repay Apple Seven’s, Apple Eight’s and the Company’s outstanding balances on their respective extinguished credit facilities and to pay closing costs.  This was partially offset by a $0.7 million gain recognized on a foreclosure transaction that occurred in 2014.

Investment Income and Discontinued Operations

In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Fort Worth, Texas area (the “110 parcels”) for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to a subsidiary of Chesapeake Energy Corporation under a long term lease for the production of natural gas.  In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”), which was repaid in full by the purchaser on November 1, 2013.  In accordance with the Accounting Standards Codification on real estate sales, the sales transaction was accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note was deferred until total cash payments made by the purchaser, including principal and interest on the note due to the Company and the cash payment received by the Company at closing, exceeded the Company’s cost basis of the 110 parcels sold.  As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million, which has been classified in the consolidated statements of operations in the line item income from discontinued operations, and deferred interest earned totaling $9.0 million as investment income during the year ended December 31, 2013.

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

The Company further adjusts FFO for certain additional items that are not in NAREIT’s definition of FFO, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense and transaction

Index

and listing costs as these do not represent ongoing operations, (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels, and (iii) an adjustment for interest earned on a note receivable to the extent that the amount earned during the period differs from the amount recognized in net income, as it represents an economic return on invested capital.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Years ended December 31,
	2015	2014	2013
Net income	$117,288	$6,833	$115,222
Depreciation of real estate owned	126,530	112,346	54,827
Gain on sale of real estate	(15,286)	-	(33,306)
Loss on impairment of depreciable real estate assets	45,000	10,988	-
Amortization of favorable and unfavorable leases, net	2,422	1,056	(44)
Funds from operations	275,954	131,223	136,699
Series B convertible preferred share expense	-	117,133	-
Transaction and listing costs	7,181	5,142	3,179
Non-cash straight-line ground lease expense	3,347	2,883	-
Interest earned on note receivable	-	-	(4,270)
Modified funds from operations	$286,482	$256,381	$135,608

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

The Company considers the exclusion or inclusion of certain additional items from EBITDA useful, including (i) the exclusion of the non-cash Series B convertible preferred share conversion expense, transaction and listing costs, gains from sale of real estate and the loss on impairment of depreciable real estate assets as these do not represent ongoing operations, (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels, and (iii) an adjustment for interest earned on a note receivable to the extent that the amount earned during the period differs from the amount recognized in net income, as it represents an economic return on invested capital.

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Years ended December 31,
	2015	2014	2013
Net income	$117,288	$6,833	$115,222
Depreciation	127,449	113,112	54,827
Amortization of favorable and unfavorable leases, net	2,422	1,056	(44)
Interest and other expense, net	33,132	23,523	8,446
Income tax expense	898	1,969	1,422
EBITDA	281,189	146,493	179,873
Series B convertible preferred share expense	-	117,133	-
Transaction and listing costs	7,181	5,142	3,179
Gain on sale of real estate	(15,286)	-	(33,306)
Loss on impairment of depreciable real estate assets	45,000	10,988	-
Non-cash straight-line ground lease expense	3,347	2,883	-
Interest earned on note receivable	-	-	(4,270)
Adjusted EBITDA	$321,431	$282,639	$145,476

Index

Hotels Owned

As of December 31, 2015, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Courtyard	34	4,693
Hilton Garden Inn	30	3,983
Residence Inn	27	3,017
Hampton Inn	26	3,175
Homewood Suites	23	2,572
SpringHill Suites	15	2,042
TownePlace Suites	8	810
Fairfield Inn	7	845
Marriott	3	842
Embassy Suites	2	316
Home2 Suites	2	237
Hilton	1	224
Renaissance	1	205
Total	179	22,961

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	10	948
Alaska	1	169
Arizona	7	926
Arkansas	4	408
California	23	3,241
Colorado	2	245
Florida	16	1,992
Georgia	5	468
Idaho	2	416
Illinois	4	601
Indiana	2	236
Kansas	4	422
Louisiana	4	541
Massachusetts	4	466
Maryland	2	233
Michigan	1	148
Minnesota	1	124
Mississippi	2	168
Missouri	4	544
Nebraska	1	181
New Jersey	5	629
New York	4	549
North Carolina	9	1,038
Ohio	1	142
Oklahoma	1	200
Pennsylvania	3	391
South Carolina	3	325
Tennessee	6	702
Texas	28	3,452
Utah	2	257
Virginia	14	2,190
Washington	4	609
Total	179	22,961

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 179 hotels the Company owned as of December 31, 2015.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	InnVentures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	164
New York	NY	Renaissance	Highgate	3/1/2014	205
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					22,961

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

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  In connection with the completion of the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective advisors.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple Ten the advisory services contemplated under the Apple Ten Advisors, Inc. (“A10A”) advisory agreement and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.  The Company also provides support services to Apple Ten’s advisors, A10A and Apple Suites Realty Group, Inc. (“ASRG”), which have agreed to reimburse the Company for its costs in providing these services.

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

See Note 8 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Index

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2015 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$81,072	$42,634	$38,438	$-	$-
Debt (including interest of $147.6 million)	1,149,851	159,797	155,228	612,553	222,273
Ground Leases	315,351	5,708	11,817	12,678	285,148
	$1,546,274	$208,139	$205,483	$625,231	$507,421

Capital Resources

Credit Facility

As discussed above, in connection with its Listing, the Company entered into an amendment and restatement of its unsecured credit facility, increasing total availability to $965 million (comprised of a $540 million revolving credit facility and a $425 million term loan facility, consisting of three term loans), reducing the annual interest rate to, subject to certain exceptions, one-month LIBOR plus a margin ranging from 1.50% to 2.30% depending on the Company’s leverage ratio and extending the maturity of the revolving credit facility to May 2019 and the maturity of the term loan facility to May 2020.  Subject to certain conditions and fees, the maturity of the revolving credit facility may be extended one year and the total facility may be increased to $1.25 billion.  The terms of the $965 million credit facility are similar to the original $345 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly.  In conjunction with two of the term loans totaling $322.5 million, the Company entered into two interest rate swap agreements for the same notional amounts and maturities as these loans.  The interest rate swap agreements effectively provide the Company with payment requirements equal to a fixed interest rate on the variable rate debt (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the $540 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

The credit facility is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of December 31, 2015, the credit facility had an outstanding principal balance of approximately $539.8 million, including $425.0 million in term loans with an effective annual interest rate of approximately 2.81% (including the effect of the interest rate swaps on $322.5 million of this debt resulting in an annual fixed interest rate of approximately 3.10% and subject to adjustment based on the Company’s leverage ratio) and approximately $114.8 million outstanding on the $540 million revolving credit facility with an annual variable interest rate of approximately 1.98%.

Similar to the $345 million credit facility, the $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  See Note 6 titled “Credit Facilities and Mortgage Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a summary of the quarterly financial covenants, as defined in the credit agreement.  The Company was in compliance with the applicable covenants at December 31, 2015 and anticipates being in compliance during 2016.

Index

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $965 million credit facility.  The Company anticipates that cash flow from operations and availability under its revolving credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

Distributions

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the year ended December 31, 2015 totaled approximately $229.1 million or $1.27 per common share and were paid at a monthly rate of $0.113334 per common share for the first five months of 2015 and $0.10 per common share from June to December 2015.  For the same period the Company’s net cash generated from operations was approximately $281.1 million.  Distributions paid during the year ended December 31, 2014 totaled $233.4 million or $1.39 per common share and net cash from operations was approximately $252.2 million.

The Company’s current annual distribution rate, payable monthly is $1.20 per common share.  As it has done historically, due to seasonality, the Company may use its credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Tender Offer and Share Repurchase Program

As discussed above, the Company utilized its credit facility to fund the Tender Offer completed in June 2015.  Also discussed above, the Company has been utilizing, and plans to continue to utilize, as needed, its credit facility to fund its approved common share repurchase program of up to $500 million.  Although the Company terminated the Plan in January 2016, the Company plans to continue to consider opportunistic share repurchases under the remaining portion of its share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2016.

Terminated Share Redemption Program

In July 2009, the Company instituted a share redemption program (formerly known as the unit redemption program) to provide limited interim liquidity to its shareholders who have held their shares for at least one year, subject to certain restrictions and limitations.  On June 27, 2013, the Company announced the suspension of its share redemption program as it evaluated the A7 and A8 mergers and as mandated by the merger agreement, with the last redemption thereunder occurring in the second quarter of 2013.  During 2013, the Company redeemed under the program approximately 1.0 million common shares in the amount of $20.0 million.

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  During 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Index

Terminated Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the A7 and A8 mergers, and as mandated by the merger agreement.  As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013.  Prior to suspension, approximately 1.1 million shares, representing $22.0 million in proceeds to the Company, were issued under the plan during the year ended December 31, 2013.  In April 2015, the Board of Directors approved the termination of the Dividend Reinvestment Plan.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has and plans to continue to reinvest in its hotels.  Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of December 31, 2015, the Company held approximately $19.1 million in reserve related to these properties.  During 2015, the Company invested approximately $58.9 million in capital expenditures for existing hotels and anticipates incurring approximately $50 to $60 million during 2016, which includes various scheduled renovation projects for approximately 25 properties.  The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of December 31, 2015, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $81.1 million.  All four hotels are under construction and are planned to be completed and opened for business over the next three to 18 months from December 31, 2015, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The Company intends to use borrowings under its credit facility to purchase the hotels under contract if a closing occurs.

Management and Franchise Agreements

Each of the Company’s 179 hotels owned as of December 31, 2015 is operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company.  See Note 11 titled “Management and Franchise Agreements” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a listing of the Company’s hotel management companies.  The agreements generally provide for initial terms of one to 30 years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $31.1 million, $27.4 million and $13.2 million in management fees, respectively.  Effective January 1, 2016, the Company modified its management fee structure for approximately 70% of the Company’s hotels.  Under the new management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company.  The performance measures are based on various financial and quality performance metrics.  Under the new management agreements, the new fee replaces the base and incentive fee under the old agreements.  The change is not anticipated to significantly impact total management fees for the Company, but is anticipated to better align incentives for each property.

Thirteen of the Company’s hotels are managed by affiliates of Marriott or Hilton.  The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for

Index

renewals subject to franchise requirements at the time of renewal.  The Company pays various fees under these agreements including the payment of royalty fees, marketing fees, reservation fees, a communications support fee and other similar fees based on room revenues.  For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $38.0 million, $33.5 million and $16.0 million, respectively, in franchise royalty fees.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 8 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility.  The amounts outstanding at any point in time are not significant to any of the companies.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues.  Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  The Company’s planned initial hold period for each property is generally 39 years.  If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses, and no impairment losses have been recorded to date, other than the losses on impairment of one property recorded in 2015 and three properties recorded in 2014 totaling approximately $45.0 million and $11.0 million, respectively, as discussed herein under “Results of Operations” and in Note 3 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company adopted the new standard effective December 31, 2015, on a retrospective basis.  The adoption of the standard resulted in the reclassification of unamortized debt issuance costs related to the Company’s term loans and mortgage debt from other assets, net to reductions in credit facility and mortgage debt, respectively, within its consolidated balance sheets as of December 31, 2015 and 2014.  See Note 6 titled “Credit Facilities and Mortgage Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for amounts reclassified from other assets, net to term loans and mortgage debt.  Other than this reclassification, the adoption of the standard did not have an impact on the Company’s consolidated financial statements.

Index

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations.  Under this standard, only disposals representing a strategic shift that have, or will have, a major effect on operations and financial results should be presented as discontinued operations.  As a result, the operations of sold properties will be included in continuing operations through the date of their disposal, unless the sale represents a strategic shift.  The standard applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.  The Company adopted the new standard effective January 1, 2014.

Accounting Standards Recently Issued

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined.  Previously, acquirers were required to recognize these adjustments retrospectively.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a prospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, and interim periods within those years, and permitted early application for annual reporting periods beginning after December 15, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

 Subsequent Events

In both January 2016 and February 2016, the Company paid approximately $17.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

During the month of January 2016, prior to the termination of the Plan, the Company purchased, under its share repurchase program, approximately 20,000 of its common shares, at a weighted-average market purchase price of approximately $18.10 per common share, for an aggregate purchase price of approximately $0.4 million.  In January 2016, the Company terminated its written trading plan for share repurchases.

In February 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2016.  The distribution is payable on March 15, 2016.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $540 million revolving credit facility and due to its variable interest rate term loan.  Based on the December 31, 2015 outstanding balance of $114.8 million on the Company’s $540 million revolving credit facility and its outstanding $102.5 million variable rate term loan, neither of which are hedged by interest rate swaps, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.2 million, all other factors remaining the same.  The Company’s cash balance at December 31, 2015 was $0.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

Index

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

In May 2015 and July 2015, respectively, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts and maturities as its $212.5 million term loan and its $110.0 million term loan.  Under the terms of these interest rate swaps, the Company pays a fixed interest rate and receives a floating rate of interest equal to the one month LIBOR, effectively fixing the interest payments on these loans (subject to adjustment based on the Company’s leverage ratio) through maturity in May 2020, which as of December 31, 2015 resulted in annual fixed interest rates of approximately 3.08% and 3.12% for the $212.5 million term loan and the $110.0 million term loan, respectively.  The interest rate swaps have been designated by the Company as effective cash flow hedges for accounting purposes.  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  From inception of the respective swaps through December 31, 2015, the swaps were fully effective hedges, and therefore the changes in fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets. As of December 31, 2015, the aggregate fair value of these swaps totaled approximately $2.1 million (liability).  For the year ended December 31, 2015, the changes in the aggregate fair value of these swaps resulted in an unrealized loss of approximately $2.1 million in other comprehensive income (loss).

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at December 31, 2015.  All dollar amounts are in thousands.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$124,495	$96,245	$6,866	$142,115	$431,888	$200,648	$1,002,257	$1,001,612
Average interest rates	3.6%	3.3%	3.2%	3.3%	3.7%	4.5%

Variable rate debt:
Maturities	$780	$36,945	$-	$114,800	$425,000	$-	$577,525	$578,781
Average interest rates (1)	2.7%	2.7%	2.6%	2.7%	2.8%	0.0%

Fixed rate debt:
Maturities	$123,715	$59,300	$6,866	$27,315	$6,888	$200,648	$424,732	$422,831
Average interest rates	5.0%	4.7%	4.6%	4.5%	4.5%	4.5%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Index

Item 8.  Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

February 25, 2016
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ Justin G. Knight	/s/ Bryan Peery
Justin G. Knight, President and	Bryan Peery, Chief Financial Officer
Chief Executive Officer (Principal Executive Officer)	(Principal Financial and Principal Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apple Hospitality REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Hospitality REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Apple Hospitality REIT, Inc. and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
February 25, 2016

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality REIT, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
February 25, 2016

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2015	2014

Assets
Investment in real estate, net of accumulated depreciation of $423,057 and $296,559, respectively	$3,641,767	$3,492,821
Assets held for sale	0	195,588
Restricted cash-furniture, fixtures and other escrows	22,651	32,526
Due from third party managers, net	24,743	22,879
Other assets, net	33,614	32,991
Total Assets	$3,722,775	$3,776,805

Liabilities
Credit facility	$536,244	$190,783
Mortgage debt	461,859	515,843
Accounts payable and other liabilities	77,614	55,555
Total Liabilities	1,075,717	762,181

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 174,368,340 and 186,910,407 shares, respectively	3,500,584	3,737,328
Accumulated other comprehensive loss	(2,057)	(511)
Distributions greater than net income	(851,469)	(722,193)
Total Shareholders’ Equity	2,647,058	3,014,624

Total Liabilities and Shareholders’ Equity	$3,722,775	$3,776,805

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Room	$821,733	$735,882	$353,338
Other	76,581	68,014	34,653
Total revenue	898,314	803,896	387,991

Expenses:
Operating	227,915	206,829	100,113
Hotel administrative	69,526	59,917	28,572
Sales and marketing	71,009	64,555	32,855
Utilities	32,668	30,816	14,641
Repair and maintenance	36,886	32,938	14,794
Franchise fees	38,003	33,463	16,013
Management fees	31,074	27,377	13,226
Property taxes, insurance and other	46,023	40,046	20,556
Ground lease	9,996	8,341	302
General and administrative	19,552	20,914	6,169
Transaction and listing costs	7,181	5,142	3,179
Series B convertible preferred share expense	0	117,133	0
Loss on impairment of depreciable real estate assets	45,000	10,988	0
Depreciation	127,449	113,112	54,827
Total expenses	762,282	771,571	305,247

Operating income	136,032	32,325	82,744

Interest and other expense, net	(33,132)	(23,523)	(8,446)
Investment income from note receivable	0	0	9,040
Gain on sale of real estate	15,286	0	0

Income before income taxes	118,186	8,802	83,338

Income tax expense	(898)	(1,969)	(1,422)

Income from continuing operations	117,288	6,833	81,916

Income from discontinued operations, net of tax	0	0	33,306

Net income	$117,288	$6,833	$115,222

Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	(2,331)	(511)	0
Cash flow hedge losses reclassified to earnings	785	0	0

Comprehensive income	$115,742	$6,322	$115,222

Basic and diluted net income per common share:
From continuing operations	$0.65	$0.04	$0.90
From discontinued operations	0.00	0.00	0.36
Total basic and diluted net income per common share	$0.65	$0.04	$1.26

Weighted average common shares outstanding - basic and diluted	180,261	171,489	91,308

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

			Series B Convertible		Accumulated	Distributions
	Common Stock		Preferred Stock		Other	Greater
	Number of Shares	Amount	Number of Shares	Amount	Comprehensive Loss	Than Net Income	Total

Balance at December 31, 2012	91,310	$1,805,335	480	$48	$0	$(459,250)	$1,346,133
Issuance of common shares	1,071	22,034	0	0	0	0	22,034
Common shares repurchased	(989)	(19,992)	0	0	0	0	(19,992)
Net income	0	0	0	0	0	115,222	115,222
Distributions declared and paid to shareholders ($1.66 per share)	0	0	0	0	0	(151,586)	(151,586)
Balance at December 31, 2013	91,392	1,807,377	480	48	0	(495,614)	1,311,811
Issuance of common shares	89,832	1,815,119	0	0	0	0	1,815,119
Conversion of Series B convertible preferred shares into common shares	5,801	117,181	(480)	(48)	0	0	117,133
Common shares repurchased	(115)	(2,349)	0	0	0	0	(2,349)
Unrealized loss on interest rate derivative	0	0	0	0	(511)	0	(511)
Net income	0	0	0	0	0	6,833	6,833
Distributions declared and paid to shareholders ($1.39 per share)	0	0	0	0	0	(233,412)	(233,412)
Balance at December 31, 2014	186,910	3,737,328	0	0	(511)	(722,193)	3,014,624
Share based compensation and rounding of fractional shares for 50% reverse share split	44	823	0	0	0	0	823
Common shares repurchased	(12,586)	(237,567)	0	0	0	0	(237,567)
Unrealized loss on interest rate derivatives	0	0	0	0	(2,331)	0	(2,331)
Cash flow hedge losses reclassified to earnings	0	0	0	0	785	0	785
Net income	0	0	0	0	0	117,288	117,288
Distributions declared and paid to shareholders ($1.27 per share)	0	0	0	0	0	(229,127)	(229,127)
Distribution declared and payable to shareholders ($0.10 per share)	0	0	0	0	0	(17,437)	(17,437)
Balance at December 31, 2015	174,368	$3,500,584	0	$0	$(2,057)	$(851,469)	$2,647,058

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$117,288	$6,833	$115,222
Adjustments to reconcile net income to cash provided by operating activities:
Series B convertible preferred share expense	0	117,133	0
Depreciation	127,449	113,112	54,827
Loss on impairment of depreciable real estate assets	45,000	10,988	0
Gain on sale of real estate	(15,286)	0	(33,306)
Other non-cash expenses, net	6,015	1,117	314
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Decrease (increase) in due from third party managers, net	(1,827)	1,931	330
Decrease (increase) in other assets, net	(644)	(1,486)	369
Increase (decrease) in accounts payable and other liabilities	3,057	2,559	(310)
Net cash provided by operating activities	281,052	252,187	137,446

Cash flows from investing activities:
Acquisition of hotel properties, net	(233,078)	0	(7,225)
Deposits and other disbursements for potential acquisitions	(563)	0	0
Capital improvements and development costs	(62,260)	(67,990)	(22,505)
Decrease in capital improvement reserves	8,451	3,938	68
Net proceeds (costs) from sale of real estate	205,165	5,648	(377)
Payments received on note receivable	0	0	55,485
Net cash provided by (used in) investing activities	(82,285)	(58,404)	25,446

Cash flows from financing activities:
Net proceeds related to issuance of common shares	0	0	21,919
Repurchases of common shares	(237,567)	(2,349)	(19,992)
Distributions paid to common shareholders	(229,127)	(233,412)	(151,586)
Payments on extinguished credit facilities	0	(129,490)	0
Net proceeds from existing credit facility	348,200	191,600	0
Proceeds from mortgage debt	38,000	27,000	0
Payments of mortgage debt	(111,218)	(60,331)	(3,713)
Financing costs	(7,055)	(4,903)	(445)
Net cash used in financing activities	(198,767)	(211,885)	(153,817)

Increase (decrease) in cash and cash equivalents	0	(18,102)	9,075

Cash and cash equivalents, beginning of period	0	18,102	9,027

Cash and cash equivalents, end of period	$0	$0	$18,102

Supplemental cash flow information:
Interest paid	$35,019	$29,671	$9,721
Income taxes paid	$1,021	$1,860	$1,522

Supplemental disclosure of noncash investing and financing activities:
Notes payable assumed in acquisitions	$22,399	$0	$0
Merger transactions purchase price, net (see details in note 2)	$0	$1,814,613	$0
Conversion of Series B convertible preferred shares to common shares	$0	$117,133	$0
Accrued distribution to common shareholders	$17,437	$0	$0

See notes to consolidated financial statements.

Index

APPLE HOSPITALITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of December 31, 2015, the Company owned 179 hotels located in 32 states with an aggregate of 22,961 rooms.  All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation listed in the Index at Item 15(2) has not been audited.

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).  In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  As a result of the reverse share split, every two common shares were converted into one common share.  Except where the context indicates otherwise, all common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.  See Note 9 for additional information about the reverse share split.

The Company has elected to be treated as a REIT for federal income tax purposes.  The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities.  The Company has a wholly owned taxable REIT subsidiary (or subsidiaries thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

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

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation.  Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized.  Depreciation is computed using the straight-line method over average estimated useful lives of the assets, which are generally 39 years for buildings, 10 to 20 years for franchise fees, 10 years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset

Index

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  The Company’s planned initial hold period for each property is generally 39 years.  If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses, and no impairment losses have been recorded to date, other than the losses on impairment of one property recorded in 2015 and three properties recorded in 2014 totaling approximately $45.0 million and $11.0 million, respectively, as discussed in Note 3.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year.  If these criteria are met, the Company will cease recording depreciation and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group.  The Company will generally classify the impairment charge, together with the related operating results, as continuing operations on the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets.  If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs.  As of December 31, 2015, the Company did not have any assets classified as held for sale.  As discussed in Note 4, as of December 31, 2014, the Company had 19 hotels classified as held for sale, of which 18 were sold and one was reclassified as held and used during 2015.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Index

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which for 2015 and 2014 is comprised of unrealized gains and losses, and other adjustments, resulting from hedging activity.  The Company recorded no comprehensive income other than net income during 2013.

Net Income Per Common Share

Net income per common share is computed based upon the weighted average number of shares outstanding during the year.  Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year.  There were no potential common shares with a dilutive effect for the years ended December 31, 2015, 2014 and 2013.  As a result, basic and dilutive net income per common share were the same.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code.  Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation, transaction costs, straight-line ground lease expense, amortization of favorable and unfavorable leases, Series B convertible preferred share expense, loss on impairment of depreciable real estate assets, gain on sale of real estate assets and deferred interest on notes receivable.  The characterization of 2015 paid distributions of $1.27 per share for tax purposes was 72% ordinary income, 15% return of capital, 8% unrecaptured Section 1250 gain and 5% long-term capital gain.  The characterization of 2014 paid distributions of $1.39 per share for tax purposes was 62% ordinary income and 38% return of capital.  The characterization of 2013 paid distributions of $1.66 per share for tax purposes was 59% ordinary income and 41% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes.  Due to historical cumulative operating losses, the taxable REIT subsidiary did not incur federal income tax for the three years ended December 31, 2015 and recorded a valuation allowance against the entire deferred asset for all periods presented.  The total net operating loss carry forward for federal income tax purposes was approximately $99 million as of December 31, 2015, approximately $102 million as of December 31, 2014 and approximately $23 million at December 31, 2013.  The net operating loss carry forward as of December 31, 2014 includes approximately $78 million of carry forwards that were assumed as part of the Company’s mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc., which may be used to offset the Company’s taxable income to a limited extent during future years.  The net operating losses expire beginning in 2025.  There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for the carrying value (basis) of the investment in properties.  The Company’s income tax expense as shown in the consolidated statements of operations primarily includes franchise and income taxes at the state jurisdiction level, which do not have any associated material deferred taxes.

As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions generally include 2012-2015.

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

Index

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

Accounting Standards Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company adopted the new standard effective December 31, 2015, on a retrospective basis.  The adoption of the standard resulted in the reclassification of unamortized debt issuance costs related to the Company’s term loans and mortgage debt from other assets, net to reductions in credit facility and mortgage debt, respectively, within its consolidated balance sheets as of December 31, 2015 and 2014 (see Note 6).  Other than this reclassification, the adoption of the standard did not have an impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations.  Under this standard, only disposals representing a strategic shift that have, or will have, a major effect on operations and financial results should be presented as discontinued operations.  As a result, the operations of sold properties will be included in continuing operations through the date of their disposal, unless the sale represents a strategic shift.  The standard applies to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.  The Company adopted the new standard effective January 1, 2014, as discussed in Note 4.

Accounting Standards Recently Issued

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined.  Previously, acquirers were required to recognize these adjustments retrospectively.  The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted.  The standard will be applied on a prospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, and interim periods within those years, and permitted early application for annual reporting periods beginning after December 15, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Note 2

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”).  Pursuant to the Agreement and Plan of Merger entered into on August 7, 2013, as amended (the “Merger Agreement”), Apple Seven and Apple Eight merged with and into wholly owned subsidiaries of the Company effective March 1, 2014 and Apple Seven’s and Apple Eight’s separate corporate existence ceased.  In addition, effective with the A7 and A8 mergers, the Company’s name changed from Apple REIT Nine, Inc. to Apple Hospitality REIT, Inc.  With the completion of the A7 and A8 mergers, the Company added 99 continuing hotels located in 27 states with an aggregate of 12,121 rooms to the Company’s real estate portfolio.

In connection with the A7 and A8 mergers, the Company issued approximately 90 million common shares to Apple Seven and Apple Eight shareholders.  The Company accounted for the A7 and A8 mergers in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company was considered the acquirer for financial reporting purposes, which required, among other things, that the assets acquired and liabilities assumed from Apple Seven and Apple Eight be recognized at their acquisition date fair values.  For purposes of accounting for the transactions, the total consideration of the Company’s common shares transferred in the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on a fair value estimate of $20.20 per common share.

The fair value estimate of the Company’s common stock was based upon a third party valuation and other analyses as of March 1, 2014, the effective time of the A7 and A8 mergers.  At the time of the mergers, there was no public trading market for the Company’s common shares, therefore the fair value estimate used Level 3 inputs under ASC 820, Fair Value Measurement, which were derived from unobservable inputs.  The fair value estimate was based on a combination of the income and market approaches as outlined in ASC 820.  In the income approach, the fair value estimate was calculated from a discounted cash flow model using Apple Seven, Apple Eight and the Company’s (collectively, the “merged entities”) consolidated projected cash flows, as well as a discount rate and terminal capitalization rate based on market conditions at the effective time of the mergers and consistent with industry averages.  In the market approach, the fair value estimate was calculated by applying multiples (using industry peers at the effective time of the mergers) to both the consolidated 2013 historical and 2014 projected combined revenue and operating results of the merged entities and using multiples of operating results from comparable transactions.

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

During the second quarter of 2014, the Company paid a total of approximately $2.3 million to shareholders holding approximately 0.1 million as converted common shares, who exercised appraisal rights in connection with the A7 and A8 mergers and related transactions, which was recorded as a reduction to shareholders’ equity and common shares outstanding.

All costs related to the A7 and A8 mergers are being expensed in the period they are incurred and are included in transaction and listing costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company has incurred approximately $6.6 million in total merger costs (including approximately $0.5 million of costs incurred to defend the ongoing purported class action related to the A7 and A8 mergers, which is net of approximately $1.5 million of reimbursements received from the Company’s directors and officers insurance carriers related to costs to defend the A7 and A8 mergers class action lawsuit), of which approximately $0.1 million, $3.3 million and $3.1 million, respectively, was incurred during the years ended December 31, 2015, 2014 and 2013.

Index

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

The allocation of the purchase price required a significant amount of judgment and was based upon valuations and other analyses described below that were finalized in 2014.  The Company engaged a valuation firm to assist in this analysis.  The methodologies and significant inputs and assumptions used in deriving estimates of fair value vary and are based on the nature of the tangible or intangible asset acquired or liability assumed.  The fair value of land, building and improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities was developed based on the cost approach, market approach or income approach depending on available information and compared to a secondary approach when possible.  The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to the Company for the issuance of debt with similar terms and remaining maturities.  Significant inputs and assumptions associated with these approaches included estimates of future operating cash flows and discount rates based on an evaluation of both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy).  No goodwill was recorded in connection with the A7 and A8 mergers.

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through December 31, 2014, included in the Company’s consolidated statements of operations were approximately $385.6 million and $77.2 million, respectively.

The following unaudited pro forma information for the years ended December 31, 2015 and 2014, is presented as if the A7 and A8 mergers, effective March 1, 2014, had occurred on January 1, 2014, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the mergers been

Index

completed on January 1, 2014, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the mergers.  Amounts are in thousands except per share data.

	(unaudited)
	Year Ended December 31,
	2015	2014
Total revenue	$898,314	$864,744
Net income	$117,424	$128,588
Basic and diluted net income per common share	$0.65	$0.69
Weighted average common shares outstanding - basic and diluted	180,261	186,910

For purposes of calculating these pro forma amounts, merger transaction costs and the expense related to the conversion of the Series B convertible preferred shares, each included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these are attributable to the A7 and A8 mergers and related transactions and do not have an ongoing impact to the statements of operations.  Merger transaction costs, net of reimbursements received from the Company’s directors and officers insurance carriers to defend the A7 and A8 mergers class action lawsuit of approximately $1.2 million and $0.3 million, respectively, totaled approximately $0.1 million and $3.3 million for the years ended December 31, 2015 and 2014.  The expense related to the conversion of the Series B convertible preferred shares was approximately $117.1 million for the year ended December 31, 2014.  As discussed in Note 4, the Company sold 18 hotels on February 26, 2015, of which 12 of the hotels were acquired with the A7 and A8 mergers, and sold one hotel acquired with the A7 and A8 mergers on June 1, 2015; therefore, the pro forma results of the Company for the year ended December 31, 2015 only include operations of these hotels through the respective dates of their sale.

Note 3

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Land	$561,630	$520,406
Building and Improvements	3,200,918	3,010,314
Furniture, Fixtures and Equipment	293,444	251,170
Franchise Fees	8,832	7,490
	4,064,824	3,789,380
Less Accumulated Depreciation	(423,057)	(296,559)
Investment in Real Estate, net	$3,641,767	$3,492,821

As of December 31, 2015, the Company owned 179 hotels with an aggregate of 22,961 rooms, located in 32 states.

Index

2015 and 2014 Investing Activity

During 2015, the Company acquired seven hotels.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156	$23,000
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110	19,800
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	60,000
Burbank	CA	Courtyard	Huntington	8/11/2015	190	54,000
San Diego	CA	Courtyard	Huntington	9/1/2015	245	56,000
Syracuse	NY	Courtyard	New Castle	10/16/2015	102	23,940
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78	18,060
					1,051	$254,800

At the date of purchase, the purchase price for each of these properties, net of approximately $22.4 million in mortgage debt assumed (secured jointly by the two hotels in Syracuse, New York), was funded through the Company’s credit facility with availability provided primarily from the proceeds from the sale of properties discussed in Note 4.

For the seven hotels acquired during 2015, the amount of revenue and operating income (excluding acquisition related transaction costs totaling approximately $0.6 million) included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2015 was approximately $18.5 million and $4.8 million, respectively.

As discussed in Note 2, effective March 1, 2014, the Company completed the A7 and A8 mergers, which added 99 continuing hotels located in 27 states with an aggregate of 12,121 rooms to the Company’s real estate portfolio.  As shown in the table setting forth the purchase price allocation for the A7 and A8 mergers in Note 2, the total real estate value of the A7 and A8 mergers was estimated to be approximately $2.3 billion.  As discussed in Note 4, 13 of the hotels acquired from the A7 and A8 mergers were sold during 2015.

In October 2014, the Company acquired, through a foreclosure sale, a Hampton Inn and Suites containing 88 rooms located in Burleson, Texas, which was recorded to investment in real estate at its estimated fair value of approximately $7.0 million, based on third party estimates and a discounted cash flow analysis.  The foreclosure was a result of the borrower defaulting on a mortgage note collateralized by the hotel.  The mortgage note was purchased by the Company for approximately $5.4 million, representing a discount to the outstanding principal, during 2010 resulting in a gain of approximately $0.7 million net of costs to complete the foreclosure, which is included in interest and other expense, net in the Company’s consolidated statement of operations for the year ended December 31, 2014.

In December 2014, the Company opened adjoining Courtyard and Residence Inn hotels located in downtown Richmond, Virginia.  The Courtyard and Residence Inn contain 135 and 75 guest rooms, respectively, and are managed by White Lodging.  The Company acquired the land in 2012 and in 2013 entered into a construction contract and began construction of the hotels.  The Company’s total investment in the construction of these hotels was approximately $38.7 million, including the acquisition of land and development costs.  Additionally, the Company incurred approximately $0.6 million of pre-opening costs for the year ended December 31, 2014, which are included in transaction and listing costs in the consolidated statements of operations.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

As further discussed in Note 4, during the first quarter of 2015, the Company decided not to sell the TownePlace Suites in Columbus, Georgia, which was classified as held for sale as of December 31, 2014, and reclassified the property as held and used.

Index

On April 23, 2015, the Company executed a contract for the potential acquisition of a Homewood Suites located in Hartford, Connecticut.  In May 2015, this contract was terminated.  The gross purchase price for the 116-room hotel was $18.5 million.  In connection with the termination of this contract, the initial deposit of $500,000 was repaid to the Company.

Impairment

During the fourth quarter of 2015, upon finalizing its 2016 property level budgets, the Company identified an indicator of impairment at one hotel (the New York, New York Renaissance) due to a decline in the current and forecasted operations of the property.  The company performed a test of recoverability and determined that the current carrying cost of the hotel exceeded its estimated undiscounted future cash flows.  The shortfall in estimated cash flows was triggered by a combination of (a) a decline in current and forecasted market conditions in New York in the fourth quarter of 2015 which is projected to continue into 2016, (b) anticipated new supply in the market and (c) the loss of retail tenants at the property and the extended period of time it has taken and that is estimated to re-lease the available space.  The cost of transitioning management companies, increases in real estate taxes and the remaining term on the property’s ground lease also impacted the shortfall.  Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the hotel (approximately $86 million) to its estimated fair market value (approximately $41 million), resulting in an impairment loss of approximately $45.0 million.  The Company engaged a third party to assist with the analysis of the fair market value.  The fair market value of the hotel was estimated by using the income and market approaches as outlined under ASC 820, using both observable market data (Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own assumptions and calculations (Level 3 inputs under the fair value hierarchy).  Under the income approach, the fair value estimate was calculated from a discounted cash flow analysis, using expected future cash flows based on stabilized room revenue growth rates of 1% to 4%, an estimated discount rate of approximately 8.5% to 9.5%, estimated terminal capitalization rate of 7% and other market considerations.

During the third quarter of 2014, the Company identified 22 properties for potential sale of which as further discussed in Note 4, 19 of these properties were sold during 2015.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  During October 2014, the Company began the process of marketing these assets.  During the year ended December 31, 2014, the Company recorded an impairment loss of approximately $11.0 million (of which $8.6 million and $2.4 million was recorded in the third and fourth quarter of 2014) on three of these properties.  Due to the change in the anticipated holding period of the assets, the undiscounted cash flows generated by these three properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, an estimated discount rate of approximately 9%, estimated terminal capitalization rate of 7.5% and other market considerations.  These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy.

Note 4

Dispositions

During the year ended December 31, 2015, the Company sold 19 properties in two separate transactions for a total sales price of approximately $208.5 million.  In conjunction with these transactions, the Company recorded a gain on sale of approximately $15.3 million, which is included in the Company’s consolidated statements of operations for the year ended December 31, 2015.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the intent to use the increased availability to fund hotel acquisitions, hotel renovations and other general corporate purposes.  The following table lists the properties sold:

Index

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

In December 2014, the Company entered into a purchase and sale agreement for 19 properties for $213 million.  These properties were part of the 22 properties identified for potential sale during the third quarter of 2014, discussed in Note 3.  The 19 properties were classified as held for sale at historical cost (which was less than the contract price, net of costs to sell) in the Company’s consolidated balance sheet as of December 31, 2014 and consisted of the following (in thousands):

Land	$19,346
Building and Improvements	176,963
Furniture, Fixtures and Equipment	15,156
Franchise Fees	664
212,129
Less Accumulated Depreciation	(16,541)
Assets Held for Sale	$195,588

On February 26, 2015, the Company completed the sale of 18 of the 19 hotels for a total sales price of $206.4 million, resulting in a gain on sale of approximately $15.6 million.  The 18 hotels had a total carrying value of approximately $188.3 million at the time of the sale.  Prior to the sale, on February 13, 2015, the Company extinguished a mortgage totaling approximately $4.6 million secured by the Hampton Inn located in Concord, North Carolina, and incurred expenses, including defeasance costs during the first quarter of 2015, which were recorded as a reduction to the gain on sale of real estate.  As contemplated in the purchase and sale agreement, the buyer exercised its right to exclude the remaining hotel (the TownePlace Suites in Columbus, Georgia with a purchase price of $6.6 million) from the transaction.  At this time, the Company does not have any immediate plans to sell this hotel.  Due to this change in plans, this hotel was reclassified as held and used during the first quarter of 2015 and is included in investment in real estate, net in the Company’s consolidated balance sheet as of December 31, 2015.

Also, during the second quarter of 2015, the Company entered into a contract to sell and completed the sale of the Hampton Inn located in Tupelo, Mississippi for a sales price of approximately $2.1 million, resulting in a loss of approximately $0.3 million.

Thirteen of the 19 hotels sold were originally acquired by the Company in the A7 and A8 mergers, effective March 1, 2014 (see table above for a list of properties), and therefore the historical operating results of the Company only include operations from March 1, 2014 through the respective dates of sale for these hotels.  The Company’s consolidated statements of operations include operating income of approximately $2.0 million, $6.6 million and

Index

$4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, relating to the 19 hotels for the respective periods of ownership.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the years ended December 31, 2015, 2014 and 2013. There are no assets classified as held for sale as of December 31, 2015.

Note 5

Investment Income and Discontinued Operations

In April 2012, the Company completed the sale of its 406 acres of land and land improvements located on 110 sites in the Fort Worth, Texas area (“110 parcels”) and the assignment of the lease with a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) for a total sale price of $198.4 million.  The 110 parcels were acquired in April 2009 for a total purchase price of $147.3 million and were leased to Chesapeake under a long term lease for the production of natural gas.  In conjunction with the sale, the Company received approximately $138.4 million in cash proceeds and issued a note receivable totaling $60.0 million to the purchaser (the “note”), which as noted below was repaid in full by the purchaser during 2013.  The note was secured by a junior lien on the land and land improvements owned by the purchaser, had a stated interest rate of 10.5% and had a maturity date of April 2049.  Although the purchaser was not affiliated with the Company, a partner of the purchaser is also a member of the Board of Directors of Apple REIT Ten, Inc.  During 2013, $1.2 million was paid to Apple Suites Realty Group, Inc., 100% owned by Glade M. Knight, the Company’s Executive Chairman and formerly Chairman and Chief Executive Officer of the Company, representing the portion of the 2% brokerage commission incurred by the Company in conjunction with the sale in 2012 that was due upon repayment of the note.

In accordance with the Accounting Standards Codification on real estate sales, the sales transaction was accounted for under the cost recovery method, therefore the gain on sale and interest earned on the note was deferred until total cash payments made by the purchaser, including principal and interest on the note due to the Company and the cash payment received by the Company at closing exceeded the Company’s cost basis of the 110 parcels sold.  On November 1, 2013, the $60 million note receivable was repaid by the purchaser in full and the purchaser was released from all liability and obligations under the note.  In exchange for the early payment and waiver by the purchaser of certain terms of the note, the Company agreed to waive approximately $0.5 million of interest for the month of October 2013.  As a result of the repayment of the note, the Company recognized the deferred gain on sale totaling $33.3 million, which has been classified in the consolidated statements of operations in the line item income from discontinued operations, and deferred interest earned totaling $9.0 million as investment income during the year ended December 31, 2013.

Note 6

Credit Facilities and Mortgage Debt

Credit Facilities

Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company assumed the outstanding balances on Apple Seven’s and Apple Eight’s credit facilities totaling approximately $129.5 million.  On March 3, 2014, the Company terminated the Apple Seven and Apple Eight credit facilities and its unsecured $50 million credit facility, which as of the termination date had an outstanding balance of $9.6 million, and entered into an unsecured $345 million credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan) and used borrowings under the new credit facility to repay the outstanding balances under the terminated facilities.  On May 18, 2015, concurrent with the Listing, the Company entered into an amendment and restatement of the $345 million credit facility, increasing the borrowing capacity to $965 million and extending the maturity dates.  The $965 million credit facility is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, of which $212.5 million was funded on May 18, 2015, $110.0 million was funded on July 1, 2015, and $102.5 million was funded on August 14, 2015.  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.

Index

The terms of the unsecured $965 million credit facility are similar to the $345 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly and the interest rate, which decreased slightly and, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.50% to 2.30%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.   In conjunction with two of the term loans, the $212.5 million term loan and $110.0 million term loan, the Company entered into interest rate swap agreements for the same notional amounts and maturities as these loans.  The interest rate swap agreements effectively provide the Company with payment requirements equal to a fixed interest rate on the variable rate debt (subject to adjustment based on the Company’s leverage ratio) through the maturity in May 2020 (see Note 7 for more information on the interest rate swap agreements).  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the $540 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

As of December 31, 2015 and 2014, the Company’s credit facility consisted of the following.  All dollar amounts are in thousands.

	December 31, 2015			December 31, 2014
	Carrying value (1)	Interest rate		Carrying value (1)	Interest rate
Term loans	$421,444	2.81%	(2)	$99,183	3.13%	(3)
Revolving credit facility	114,800	1.98%	(4)	91,600	1.77%	(4)
Total	$536,244			$190,783

(1)   The term loans consist of an outstanding principal balance of $425.0 million and $100.0 million as of December 31, 2015 and 2014, respectively, and are net of unamortized debt issuance costs which totaled approximately $3.6 million and $0.8 million, respectively.  Unamortized debt issuance costs related to the revolving credit facility totaled approximately $4.0 million and $1.9 million as of December 31, 2015 and 2014, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.
(2)   Effective annual interest rate which includes the effect of the interest rate swaps on $322.5 million of the outstanding loan balance, resulting in an annual fixed interest rate of approximately 3.10% on this portion of the debt subject to adjustment based on the Company’s leverage ratio.  Remaining portion is variable rate debt.
(3)   Annual fixed interest rate which gives effect to an interest rate swap, which as disclosed in Note 7, was terminated when the $100 million term loan was repaid in May 2015.
(4)   Annual variable interest rate at December 31.

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

Index

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

The Company was in compliance with the applicable covenants at December 31, 2015.

Mortgage Debt

As of December 31, 2015, the Company had approximately $462.5 million in outstanding property level debt secured by 39 properties, with maturity dates ranging from January 2016 to October 2032, stated interest rates ranging from 0% to 6.90% and effective interest rates ranging from 3.66% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2015 and December 31, 2014 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2015	Outstanding balance as of December 31, 2014
Overland Park, KS	Residence Inn	5.74%		3/1/2014	(3)	$6,018	$0	$5,833
Concord, NC	Hampton Inn	6.10%		3/1/2014	(3)	4,718	0	4,644
Westford, MA	Residence Inn	5.30%	(2)	3/1/2014	(4)	6,530	0	6,397
Dallas, TX	Hilton	6.63%		5/17/2011	(5)	20,988	0	18,913
Tupelo, MS	Hampton Inn	5.90%		3/1/2014	(3)	3,124	0	2,977
Rogers, AR	Hampton Inn	5.20%		8/31/2010	(3)	8,337	0	7,593
St. Louis, MO	Hampton Inn	5.30%		8/31/2010	(3)	13,915	0	12,692
Kansas City, MO	Hampton Inn	5.45%		8/31/2010	(3)	6,517	0	5,961
Kansas City, MO	Residence Inn	5.74%		3/1/2014	(3)	10,602	0	10,420
Fayetteville, NC	Residence Inn	5.14%		3/1/2014	(3)	6,545	0	6,410
Allen, TX	Hilton Garden Inn	5.37%		10/31/2008	(3)	10,787	0	9,559
Houston, TX	Residence Inn	5.71%		3/1/2014	(3)	9,930	0	9,745
Austin, TX	Homewood Suites	5.99%		4/14/2009	(6)	7,556	6,255	6,486
Austin, TX	Hampton Inn	5.95%		4/14/2009	(6)	7,553	6,247	6,478
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014	(7)	5,557	5,226	5,410
Round Rock, TX	Hampton Inn	5.95%		3/6/2009	5/1/2016	4,175	3,457	3,583
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014	6/1/2016	10,494	10,118	10,327
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011	7/8/2016	4,954	4,578	4,665
Bristol, VA	Courtyard	6.59%		11/7/2008	8/1/2016	9,767	8,747	8,922
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016	13,931	13,399	13,695
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016	16,813	16,172	16,529
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016	14,892	14,323	14,640
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016	12,009	11,551	11,806
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016	7,458	7,220	7,352
Lewisville, TX (8)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016	3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(2)	3/1/2014	1/13/2017	15,662	15,090	15,402
Burbank, CA	Residence Inn	4.24%	(2)	3/1/2014	1/13/2017	23,493	22,635	23,103
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017	4,977	4,688	4,849
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017	6,012	5,810	5,922
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017	10,908	10,541	10,745
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017	15,856	15,322	15,619
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017	6,052	5,260	5,437
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017	13,966	12,401	12,661
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022	11,810	10,986	11,254

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2015	Outstanding balance as of December 31, 2014
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		$12,650	$11,768	$12,055
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,495	5,627
Rancho Bernardo, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	14,436	14,782
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	11,642	11,921
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	27,091	27,744
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	21,675	22,193
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	8,376	8,584
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	9,028	9,251
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	6,296	6,462
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	7,928	8,137
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	17,741	18,216
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	15,915	16,337
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	26,204	26,806
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	(4)	10,000	9,854	0
Dallas, TX	Hilton	3.95%	5/22/2015	6/1/2025	(5)	28,000	27,754	0
Syracuse, NY	Courtyard	4.75%	10/16/2015	8/1/2024	(9)	11,199	11,158	0
Syracuse, NY	Residence Inn	4.75%	10/16/2015	8/1/2024	(9)	11,199	11,158	0
Malvern/Philadelphia, PA	Courtyard	6.50%	11/30/2010	10/1/2032	(10)	7,894	6,912	7,132
						$596,394	462,457	513,276
Unamortized fair value adjustment of assumed debt							1,284	4,694
Unamortized debt issuance costs							(1,882)	(2,127)
Total							$461,859	$515,843

(1)  Unless otherwise noted, these rates are the rates per the loan agreement.  For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2)  The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(3)   Loans were repaid in full in 2015.
(4)   Loan was refinanced on March 18, 2015, and the existing related swap was terminated.
(5)   On April 6, 2015, the Company repaid in full the existing mortgage loan, and on May 22, 2015 the Company originated new debt secured by this hotel.
(6)   Loans were repaid in full on January 4, 2016.
(7)   Loan was repaid in full on February 11, 2016.
(8)   Unsecured loan.
(9)   Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.
(10) Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt and the balance outstanding under the Company’s credit facility), for the five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

2016	$124,495
2017	96,245
2018	6,866
2019	142,115
2020	431,888
Thereafter	200,648
1,002,257
Unamortized fair value adjustment of assumed debt	1,284
Unamortized debt issuance costs related to term loans and mortgage debt	(5,438)
Total	$998,103

Index

Upon completion of the A7 and A8 mergers on March 1, 2014, the Company assumed approximately $385.1 million in mortgage debt, prior to any fair value adjustments, secured by 34 properties.  A fair value, net premium adjustment totaling approximately $8.1 million was recorded upon the assumption of above (premium) or below (discount) market rate mortgages.  The total fair value, net premium adjustment for all of the Company’s debt assumptions (including debt assumed with the A7 and A8 mergers and other hotel acquisitions) is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $3.2 million, $4.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

With the assumption of mortgage obligations (including debt assumed with the A7 and A8 mergers and other hotel acquisitions) and with its originated loans and credit facilities, the Company incurred debt issuance costs.  Such costs are amortized over the period to maturity of the applicable mortgage loan or credit facility, as an addition to interest expense.  Amortization of such costs totaled approximately $2.4 million, $1.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s interest expense in 2015, 2014 and 2013 is net of interest capitalized in conjunction with hotel renovations and construction totaling $1.5 million, $1.9 million and $0.7 million, respectively.

Note 7

 Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Credit Facility and Mortgage Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt was approximately $998.1 million and $996.2 million, respectively.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was approximately $706.6 million and $715.9 million, respectively.  Both the carrying value and estimated fair value of the Company’s debt as discussed above is net of unamortized debt issue costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These instruments are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following is a summary of the notional amounts, assumption or origination dates, maturity dates and fair values (liabilities) of the interest rate swap agreements outstanding as of December 31, 2015 and 2014 (in thousands):

Index

	Notional amount at	Assumption or		Fair value
Hedge Type	December 31, 2015	Origination Date	Maturity date	December 31, 2015	December 31, 2014
Non-designated hedge (1)	$0	3/1/2014	10/1/2015	$0	$(74)
Non-designated hedge (2)	0	3/1/2014	1/13/2015	0	(11)
Non-designated hedge (3)	37,725	3/1/2014	1/13/2017	(134)	(183)
Non-designated hedge (4)	0	3/6/2014	3/1/2019	0	(511)
Cash flow hedge	212,500	5/21/2015	5/18/2020	(1,233)	0
Cash flow hedge	110,000	7/2/2015	5/18/2020	(824)	0
				$(2,191)	$(779)

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
(4)   Designated as a cash flow hedge through March 2, 2015 and was fully effective during this period.  From March 3, 2015 and thereafter, due to a potential change in the underlying hedged debt instrument, the swap was no longer designated as a cash flow hedge.  The swap was terminated in May 2015.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  For swaps designated as cash flow hedges, the changes in fair value on the effective portion are recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets.  Changes in fair value on the ineffective portion of all designated hedges are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For swaps not designated as cash flow hedges, the changes in fair value are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Other than the fair value changes associated with the cash flow hedge for which hedge accounting was discontinued during the first half of 2015 as discussed below, fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2015 and 2014 were not material.  The Company did not have any derivative instruments prior to 2014.

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded unrealized losses of approximately $2.3 million and $0.5 million during the years ended December 31, 2015 and 2014, respectively, to other comprehensive income (loss).  During the year ended December 31, 2015, the Company reclassified $0.8 million of losses from accumulated other comprehensive loss to net income which was associated with the $100 million terminated swap agreement as discussed below.  There were no reclassifications in prior years.  Amounts recorded to accumulated other comprehensive loss totaled approximately $2.1 million and $0.5 million as of December 31 2015 and 2014, respectively.

Terminated Interest Rate Swap

On March 6, 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixed the interest rate on the $100 million term loan (subject to adjustment based on the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company paid a fixed interest rate of 1.58% and received a floating rate of interest equal to the one month LIBOR.  The interest rate swap agreement was scheduled to mature in March 2019.  At inception, the interest rate swap was designated by the Company as an effective cash flow hedge for accounting purposes.  From inception of the swap through March 2, 2015, the swap was a fully effective hedge for accounting purposes, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets, which totaled $0.8 million as of March 2, 2015.  In the first quarter of 2015, the Company announced its intent to pursue a listing of its common shares on a national securities exchange and to enter into a modified credit facility to fund a possible tender offer and share buyback program.  As a result of this decision, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore the Company

Index

discontinued hedge accounting, and subsequent changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statements of operations.

In May 2015, concurrent with the Listing, the Company amended and restated its credit facility, repaid the $100 million term loan and terminated the $100 million interest rate swap, resulting in a cash settlement totaling approximately $1.1 million, the fair value at the time of settlement.  As a result, the Company realized a loss of approximately $1.1 million during the year ended December 31, 2015 related to the swap termination, of which approximately $0.8 million previously recorded to accumulated other comprehensive loss ($0.3 million was recorded during the first quarter of 2015 and $0.5 million was recorded during 2014) was reclassified as an increase to transaction and listing costs with the remaining amount recorded to interest and other expense, net in the Company’s consolidated statements of operations.

Outstanding Interest Rate Swaps

In May 2015 and July 2015, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts and maturities as its $212.5 million term loan and its $110.0 million term loan (see Note 6 for more information on the term loans).  Under the terms of the $212.5 million and $110.0 million interest rate swaps, the Company pays a fixed interest rate of 1.58% and 1.62% on each respective swap, and receives a floating rate of interest equal to the one month LIBOR, which as of December 31, 2015 resulted in annual fixed interest rates of approximately 3.08% and 3.12% for each respective loan.  These swaps have been designated as cash flow hedges for accounting purposes.  From inception of the respective swaps through December 31, 2015, each swap was a fully effective hedge, and therefore the changes in fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets.

Note 8

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions, discussed below, cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  During 2015, there were no changes to the Company’s contracts and relationships with related parties, however, during 2014 and 2013, there were changes as a result of the A7 and A8 mergers and related transactions completed on March 1, 2014 and the completion of Apple REIT Six, Inc.’s merger with a third party during 2013, as discussed below.  No other significant related party transactions occurred during these periods.

Glade M. Knight, Executive Chairman of the Company and formerly Chairman and Chief Executive Officer of the Company, is currently Chairman and Chief Executive Officer of Apple REIT Ten, Inc. (“Apple Ten”).  Apple Ten’s advisors, Apple Ten Advisors, Inc. (“A10A”) and Apple Suites Realty Group, Inc. (“ASRG”), are wholly owned by Mr. Knight.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Prior to January 1, 2015, one member of the Company’s Board of Directors was also on the Board of Directors of Apple Ten.  Effective January 1, 2015, Justin G. Knight, the Company’s President and Chief Executive Officer, and Apple Ten’s President, was appointed to the Company’s Board of Directors.

Cost Sharing Structure Effective March 1, 2014

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight. In connection with the completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, became employed by the Company at that time, rather than the Company’s former external advisor.  See Termination of Advisory Agreements and Transfer of Apple Fund Management, LLC’s Interest to the Company below for a summary of these transactions.  In addition, from and after the A7 and A8 mergers, the Company provides to Apple

Index

Ten the advisory services contemplated under the A10A advisory agreement and the Company receives fees and reimbursement of expenses payable under the A10A advisory agreement from Apple Ten.

In connection with the Merger Agreement, on August 7, 2013, the Company entered into a subcontract agreement, as amended, with A10A to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to the Company.  The subcontract agreement provides that, from and after the completion of the A7 and A8 mergers, the Company provides to Apple Ten advisory services and receives an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and is reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Total advisory fees earned by the Company from Apple Ten for the years ended December 31, 2015 and 2014 totaled approximately $2.5 million and $1.2 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  The increase in 2015 was primarily due to Apple Ten reaching the top fee tier under its advisory agreement due to improved results of operations of Apple Ten during this period, as well as two additional months of advisory fees earned in 2015 as compared to 2014.

From and after the A7 and A8 mergers, the Company provides support services to Apple Ten and its advisors, A10A and ASRG, which have agreed to reimburse the Company for its costs in providing these services.  Total reimbursed costs received by the Company from these entities for the year ended December 31, 2015 and from March 1, 2014 through December 31, 2014 totaled approximately $3.1 million and $3.0 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  As of December 31, 2015 and 2014, total amounts due from Apple Ten, ASRG and A10A for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.1 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company.  The allocation of costs is made by management of the companies and is reviewed at least annually by the Compensation Committees of each company.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of the Company.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ASRG.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the personnel compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior personnel.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ASRG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ASRG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each Company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility.  The amounts outstanding at any point in time are not significant to any of the companies.

Termination of Advisory Agreements and Transfer of Apple Fund Management, LLC’s Interest to the Company

As contemplated in the Merger Agreement, in connection with the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective advisors, and Apple Fund Management, LLC (“AFM”) became a wholly owned subsidiary of the Company.  Prior to the A7 and A8 mergers, AFM was a wholly owned subsidiary of Apple Nine Advisors, Inc. (“A9A”), the Company’s external advisor, which provided management services to the Company through AFM.

Pursuant to the terms of the termination agreement dated August 7, 2013, as amended, the advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and the Company were terminated effective immediately before the completion of the A7 and A8 mergers.  No separate payments were made in connection with the termination of the advisory agreements and property acquisition/disposition agreements, and as a result, effective March 1, 2014, Apple Seven, Apple Eight and the Company no longer pay the various fees

Index

previously paid to their respective advisors.  As a result, the Company’s outstanding Series B convertible preferred shares were converted into the Company’s common shares in accordance with the provisions of the Company’s amended articles of incorporation and the Company’s outstanding Series A preferred shares were automatically terminated.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at $20.20 per common share.

Pursuant to the assignment and transfer agreement dated August 7, 2013, as amended between the Company, A9A and AFM, the Company acquired all of the membership interests in AFM from A9A effective immediately following the completion of the A7 and A8 mergers by assuming AFM’s assets and liabilities at historical cost, which approximated fair market value.  The assets, net of liabilities were not material.  In accordance with the transfer agreement, the Company assumed all of the obligations of the predecessor owners of AFM under prior transfer agreements involving the transfer of the membership interests in AFM (including Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., Apple REIT Six, Inc. (“Apple Six”) and A9A) and relieved the predecessor owners and the other advisory companies of any liability with respect to AFM which is not considered significant.

Cost Sharing Structure Prior to A7 and A8 Mergers

The term the “Apple REIT Entities” means the Company, Apple Six, Apple Seven, Apple Eight and Apple Ten.  The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., A9A, A10A, ASRG and Apple Six Realty Group, Inc.  The Advisors are wholly owned by Glade M. Knight.  Prior to the A7 and A8 mergers, Mr. Knight was Chairman and Chief Executive Officer of Apple Seven and Apple Eight.  Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight.  On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors.  Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”).  Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Officer of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisors, A9A and ASRG, provided the Company with its day-to-day management and real estate acquisition and disposition services.  Pursuant to the advisory agreement with A9A, the Company paid fees (ranging from 0.1% to 0.25% of total equity proceeds received by the Company) and reimbursed certain costs, as described below, to A9A for these services.  Pursuant to the agreement with ASRG, the Company paid a fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses to ASRG for these services.  A9A provided the management services to the Company through AFM, a wholly owned subsidiary of A9A prior to the A7 and A8 mergers.  Prior to the A6 Merger, AFM was a wholly owned subsidiary of Apple Six.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.  Prior to the A7 and A8 mergers, total advisory fees incurred by the Company under the advisory agreement with A9A totaled approximately $0.5 million for the two months ended February 28, 2014, and $2.8 million for the year ended December 31, 2013, and are included in general and administrative expenses in the Company’s consolidated statements of operations.   Fees paid to ASRG during the year ended December 31, 2013 were approximately $1.3 million and related primarily to the sale of the Company’s 110 parcels in 2012.  See Note 5 for information related to the sale.  No fees were paid by the Company during the two months ended February 28, 2014.

In addition to the fees payable to A9A or ASRG, prior to the A7 and A8 mergers, the Company reimbursed to A9A or ASRG, or paid directly to AFM on behalf of A9A or ASRG, approximately $0.5 million for the two months ended February 28, 2014, and $2.7 million for the year ended December 31, 2013.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.  Each of the Advisors provided management services through the use of AFM to, respectively, the Company (prior to the A7 and A8 mergers), Apple Six (prior to the A6 Merger), Apple Seven and Apple Eight (prior to the A7 and A8 mergers) and Apple Ten.  Upon completion of the A6 Merger, Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participated in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

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

Prior to the A7 and A8 mergers, all of the office related costs and costs of AFM were allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger, under the same cost sharing structure as noted above under Cost Sharing Structure Effective March 1, 2014.  Since, prior to the A7 and A8 mergers, the employees of AFM performed services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, received a portion of their compensation at the direction of the Advisors and received consideration directly from the Advisors.

Professional Fees

The Company incurs professional fees such as accounting, auditing, legal and reporting, which are included in general and administrative expenses in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company have historically been shared as applicable by the Company and the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services, which following the completion of the A6 merger and the A7 and A8 mergers include only the Company and Apple Ten.  In addition, the Company and other Apple REIT Entities have incurred legal fees and other costs associated with the previously disclosed lawsuits and non-public investigation by the SEC that was settled in February 2014.  The total costs for these legal matters for all of the Apple REIT Entities (excluding Apple Six after the A6 Merger and legal costs associated with the A7 and A8 mergers class action lawsuit) were approximately $0.8 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively, of which approximately $0.7 million and $0.8 million, respectively was allocated to the Company.  Costs related to these legal matters totaled approximately $0.3 million for the year ended December 31, 2015 and substantially all related to the Company.  The Apple REIT Entities have received reimbursement from their director and officer insurance carriers for certain claims pertaining to these matters, of which approximately $0.6 million and $2.1 million were reimbursed directly to the Company during the years ended December 31, 2014 and 2013.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management and renovation purposes.  Apple Air is jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of December 31, 2015 and 2014 totaled approximately $0.7 million and $1.0 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  For the year ended December 31, 2015 and from March 1, 2014 through December 31, 2014, Apple Ten’s portion of Apple Air’s loss was approximately $0.3 million and $0.2 million, respectively, and is recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  The aircraft is also leased to affiliates of the Company based on third party rates.  For the year ended December 31, 2015 and from March 1, 2014 through December 31, 2014 revenue from affiliates was approximately $0.1 million and $0.2 million, respectively.  The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, its President and Chief Executive Officer, for acquisition, asset management and renovation purposes, and reimburses these entities at third party rates.  Total payments to each of these entities during 2015 were approximately $0.1 million.

Index

Prior to the A7 and A8 mergers, the Company owned a 24% equity investment in Apple Air and the other members of Apple Air were Apple Seven, Apple Eight and Apple Ten (which in connection with the A6 Merger, on May 13, 2013, acquired its membership interest in Apple Air from Apple Six).  Effective March 1, 2014, with the completion of the A7 and A8 mergers, the Company acquired the equity interests in Apple Air of Apple Seven and Apple Eight for a total purchase price of approximately $3.0 million, which approximated fair market value at the time of acquisition based on third party market comparisons, resulting in its 74% total equity ownership in Apple Air.  Prior to the A7 and A8 mergers, the Company recorded its share of income and losses of Apple Air’s entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The Company’s portion of Apple Air’s loss was included in general and administrative expenses in the Company’s consolidated statements of operations and was not significant during the reporting periods.

Note 9

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

Tender Offer

In connection with the Listing, the Board of Directors approved a modified “Dutch Auction” tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company has incurred approximately $0.6 million in costs related to the Tender Offer which are recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its credit facility.

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  On July 8, 2015, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Since implementation through December 31, 2015, the Company purchased approximately 1.2 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.61 per common share, for an aggregate purchase price of approximately $22.0 million.  Purchases under the Plan were funded with availability under the Company’s credit facility.  To be able to more effectively respond to market conditions, the

Index

Company terminated the Plan in January 2016.  The Company plans to continue to consider opportunistic share repurchases under the $478 million remaining portion of its authorized $500 million share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2016.

Distributions

For the years ended December 31, 2015, 2014 and 2013, the Company paid distributions of $1.27, $1.39 and $1.66 per common share for a total of approximately $229.1 million, $233.4 million and $151.6 million, respectively.  Additionally, in December 2015, the Company declared a monthly distribution of $0.10 per common share, which was paid in January 2016.  The distribution of $17.4 million was recorded as a payable on December 31, 2015 and included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share.  As contemplated by the A7 and A8 mergers, the Board of Directors reduced the annual distribution rate from $1.6605 per common share to $1.32 per common share, effective with the March 2014 distribution.  Effective with the September 2014 distribution, the Board of Directors increased the annual distribution rate from $1.32 per common share to $1.36 per common share.  On April 23, 2015, the Company’s Board of Directors, in anticipation of the Listing, authorized a monthly distribution at an annual rate of $1.20 per common share, effective with the June 2015 distribution.

Terminated Share Redemption Program

In July 2009, the Company instituted a share redemption program (formerly known as the unit redemption program) to provide limited interim liquidity to its shareholders who had held their shares for at least one year, subject to certain restrictions and limitations.  On June 27, 2013, the Company announced the suspension of its share redemption program as it evaluated the A7 and A8 mergers and as mandated by the Merger Agreement, with the last redemption thereunder occurring in the second quarter of 2013.  During 2013, the Company redeemed under the program approximately 1.0 million common shares in the amount of $20.0 million.

In October 2014, the Board of Directors approved reinstating the Company’s share redemption program on a limited basis.  During 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million.  All eligible redemption requests were fulfilled.  No common shares were redeemed under the program during 2014.  Following the April 2015 redemption, the Board of Directors approved the termination of the share redemption program.

Terminated Dividend Reinvestment Plan

In December 2010, the Company instituted a Dividend Reinvestment Plan for its shareholders. On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the A7 and A8 mergers and as mandated by the Merger Agreement.  As a result, the last offering under the Dividend Reinvestment Plan occurred in June 2013.  Prior to suspension, approximately 1.1 million shares, representing $22.0 million in proceeds to the Company, were issued under the plan during the year ended December 31, 2013.  In April 2015, the Board of Directors approved the termination of the Dividend Reinvestment Plan.

Preferred Shares

No preferred shares of the Company are issued and outstanding.  The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million additional preferred shares.  The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes.  Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting.  At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares.  The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series

Index

may be.  A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.  Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors.  The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions.  The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Series A Preferred Shares and Series B Convertible Preferred Shares

Prior to the A7 and A8 mergers:

•
Approximately 91.4 million units (consisting of one common share and one Series A preferred share, each adjusted for the reverse share split) were issued and outstanding.  The Series A preferred shares had no voting rights and no conversion rights, and were not separately tradable from the common shares to which they related; and

•
480,000 Series B convertible preferred shares were issued to Glade M. Knight in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $48,000.  There were no dividends payable on the Series B convertible preferred shares.

As contemplated in the Merger Agreement, in connection with completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  In accordance with the terms of the Company’s amended articles of incorporation, the termination of the advisory agreements resulted in the conversion of each issued and outstanding Series B convertible preferred share of the Company into 12.08552 common shares of the Company, or a total of approximately 5.8 million common shares.  Additionally, as a result of the conversion, and in accordance with the terms of the Company’s amended articles of incorporation, all of the Company’s Series A preferred shares were terminated and the Company now only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $20.20 per common share.  Throughout these notes to the consolidated financial statements, units, common shares, and shares are used interchangeably.

In connection with the A7 and A8 mergers, the Company issued approximately 90 million common shares to Apple Seven and Apple Eight shareholders.  Also, in March 2014 the Company’s amended articles of incorporation were amended and restated to, among other things, increase the number of authorized common shares from 400 million to 800 million.

During the second quarter of 2014, the Company paid a total of approximately $2.3 million to shareholders holding approximately 0.1 million as converted common shares, who exercised appraisal rights in connection with the A7 and A8 mergers and related transactions, which was recorded as a reduction to shareholders’ equity and common shares outstanding.

Note 10

Compensation Plans

In May 2014, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan (“Omnibus Plan”).  In May 2015, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders also approved the Omnibus Plan.  The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation

Index

Committee of the Board of Directors to be in the best interests of the Company.  The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million.

In March 2015, the Compensation Committee of the Board of Directors approved an executive incentive plan (“2015 Incentive Plan”), effective January 1, 2015, for participants and established incentive goals for 2015.  Under the 2015 Incentive Plan, participants are eligible to receive a bonus determined pursuant to a weighted average formula based on the achievement of certain 2015 performance measures.  The incentive goals are equally weighted and are based on targeted Adjusted EBITDA, Modified Funds from Operations per share, Comparable Hotel RevPAR growth, and relative share price performance.  The range of aggregate payouts under the 2015 Incentive Plan was $0 - $13 million.  Based on performance during 2015, the Company has accrued approximately $8.4 million as a liability for executive bonus payments under the 2015 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of December 31, 2015 and in general and administrative expense in the Company’s consolidated statements of operations for the year ended December 31, 2015.  Additionally, approximately $1.6 million, which is subject to vesting on December 31, 2016, will be accreted proportionally throughout 2016.  Assuming the portion subject to vesting in 2016 vests for all participants, approximately one-third of awards earned under the 2015 Incentive Plan will be paid in cash and two-thirds will be issued in stock under the Omnibus Plan.  The Company plans to issue the stock in the first quarter of 2016, 50% of which will be unrestricted and 50% will be restricted to vesting on December 31, 2016.

During 2014, a comparable executive incentive plan was approved by the Board of Directors in May 2014 (“2014 Incentive Plan”) that was effective March 1, 2014, and the Company paid approximately $8.6 million for bonus payments in 2015, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of December 31, 2014 and general and administrative expense in the Company’s consolidated statements of operations for the year ended December 31, 2014.

Note 11

Management and Franchise Agreements

Each of the Company’s 179 hotels owned as of December 31, 2015 is operated and managed under separate management agreements, which include affiliates of one of the following companies:

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	29
Dimension Development Two, LLC (“Dimension”)	24
White Lodging Services Corporation (“White Lodging”)	21
Texas Western Management Partners, LP (“Western”)	15
Marriott International, Inc. (“Marriott”)	10
Crestline Hotels & Resorts, Inc. (“Crestline”)	9
Raymond Management Company, Inc. (“Raymond”)	9
InnVentures IVI, LP (“InnVentures”)	8
MHH Management, LLC (“McKibbon”)	8
Vista Host, Inc. (“Vista Host”)	8
Newport Hospitality Group, Inc. (“Newport”)	7
True North Hotel Group, Inc. (“True North”)	7
Pillar Hotels and Resorts, LP (“Pillar”)	6
Gateway Hospitality Group, Inc. (“Gateway”)	5
North Central Hospitality, LLC (“North Central”)	4
Hilton Management LLC (“Hilton”)	3
Huntington Pacific Hotels, LLC (“Huntington”)	2
New Castle Hotels & Resorts (“New Castle”)	2
Highgate Hotels, L.P. (“Highgate”)	1
Stonebridge Realty Advisors, Inc. (“Stonebridge”)	1
Total	179

Index

The management agreements generally provide for initial terms of one to 30 years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $31.1 million, $27.4 million and $13.2 million in management fees, respectively.  Effective January 1, 2016, the Company modified its management fee structure for approximately 70% of the Company’s hotels.  Under the new management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company.  The performance measures are based on various financial and quality performance metrics.  Under the new management agreements, the new fee replaces the base and incentive fee under the old agreements.  The change is not anticipated to significantly impact total management fees for the Company, but is anticipated to better align incentives for each property.

Thirteen of the Company’s hotels are managed by affiliates of Marriott or Hilton.  The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee and other similar fees based on room revenues.  For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $38.0 million, $33.5 million and $16.0 million, respectively, in franchise royalty fees.

Note 12

Lease Commitments

The Company has ground leases relating to 10 of its hotels and three parking lot leases, 12 of which were assumed as part of the A7 and A8 mergers, effective March 1, 2014.  At the time of acquisition, the Company recorded an initial intangible asset for nine of these leases that were below market leases, which as of December 31, 2015 and 2014 totaled approximately $19.4 million and $20.3 million and is included in other assets, net in the Company’s consolidated balance sheets.  The Company recorded an initial intangible liability for three of these leases that were above market leases, which as of December 31, 2015 and 2014 totaled approximately $6.7 million and $7.0 million and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The value of the lease intangibles are amortized over the term of the respective leases and included in ground lease expense in the Company’s consolidated statements of operations, resulting in an increase of approximately $0.7 million and $0.5 million to ground lease expense for the years ended December 31, 2015 and 2014 and a decrease of approximately $44,000 to ground lease expense for the year ended December 31, 2013.

The Company’s leases have remaining terms ranging from approximately 8 to 90 years, excluding any option periods to extend the initial lease term.  The Company has options to extend certain leases beyond the initial lease term by periods ranging from five to 60 years.  The leases are classified as operating leases.  The leases generally have fixed scheduled rent increases, and lease expense is recognized on a straight-line basis over the remaining term of the leases.  Ground lease expense includes approximately $3.3 million and $2.9 million of adjustments to record rent on a straight-line basis for the years ended December 31, 2015 and 2014.  The accrued straight-line lease liability balance as of December 31, 2015 and 2014 was approximately $6.2 million and $2.9 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  No straight-line rent adjustments were recorded for the year ended December 31, 2013.

Index

The aggregate amounts of the estimated minimum lease payments for the five years subsequent to December 31, 2015 and thereafter, are as follows (in thousands):

Total
2016	$5,708
2017	5,840
2018	5,977
2019	6,253
2020	6,425
Thereafter	285,148
Total	$315,351

Note 13

Industry Segments

The Company owns hotel properties throughout the United States that generate rental and other property related income.  The Company separately evaluates the performance of each of its hotel properties.  However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single reportable segment.  All segment disclosures are included in, or can be derived from the Company’s consolidated financial statements.

Note 14

Hotel Contract Commitments

As of December 31, 2015, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $81.1 million.  All four hotels are under construction and are planned to be completed and opened for business over the next three to 18 months from December 31, 2015, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at December 31, 2015. All dollar amounts are in thousands.

Location (a)	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Atlanta, GA	Home2 Suites	5/5/2015	128	$300	$24,600
Birmingham, AL (b)(c)	Home2 Suites	8/28/2015	105	3	19,219
Birmingham, AL (b)(c)	Hilton Garden Inn	8/28/2015	105	2	19,219
Fort Worth, TX (b)	Courtyard	8/28/2015	124	5	18,034
			462	$310	$81,072

(a)   These hotels are currently under construction.  The table shows the expected number of rooms upon hotel completion and the expected franchise brands.  Assuming all conditions to closing are met, the purchases of these hotels are expected to close over the next three to 18 months from December 31, 2015.
(b)   If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract.  As the property is under construction, at this time, the seller has not met all of the conditions to closing.
(c)   The Home2 Suites and Hilton Garden Inn hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows. The Company intends to use borrowings under its credit facility to purchase the hotels under contract if a closing occurs.

Index

Note 15

Legal Proceedings

DCG&T et al. v. Knight, et al.

On January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.).  An amended complaint filed on March 24, 2014 alleges (i) that the A7 and A8 mergers are unfair to the Company’s shareholders, (ii) various breaches of fiduciary duty by the Company’s directors in connection with the A7 and A8 mergers, (iii) that the A7 and A8 mergers provide a financial windfall to insiders, and (iv) that the Joint Proxy Statement/Prospectus mailed to the Company’s shareholders in connection with the A7 and A8 mergers contains false and misleading disclosures about certain matters, and adds as parties certain Company management employees.

The amended complaint demands (i) an order stating that the action may be maintained as a class action, certifying plaintiffs as class representatives, and that the action may be maintained as a derivative action, (ii) that the merger and the conversion of common and preferred shares be rescinded, (iii) an award of damages, and (iv) reimbursement of plaintiffs’ attorneys’ fees and other costs.

On December 18, 2014, the United States District Court for the Eastern District of Virginia issued an order granting a Defendants’ motion to dismiss in part and denying it in part. Specifically, the court dismissed each of Plaintiffs’ class action claims, but held that Plaintiffs could bring derivative claims for breach of fiduciary duties of care and loyalty (Count II) and for conflicts of interest (Count IV).  On April 1, 2015, the Court entered an agreed stipulation of dismissal, dismissing with prejudice Count IV.

The parties reached an agreement in principle to settle the remaining claims and the Court approved the settlement by order dated September 15, 2015 (the “Order”).  The settlement is among the remaining Defendants (the former Apple REIT Nine, Inc. board of directors) and certain former Apple REIT Nine, Inc. shareholders and does not directly involve the Company.  The settlement as approved does not impact the Company’s financial position.  A former shareholder who objected to the settlement has appealed the Order approving the settlement to the Fourth Circuit Court of Appeals, and plaintiffs have cross-appealed the former shareholder’s standing to object to the settlement.  Briefing in the Fourth Circuit is scheduled to be completed in February 2016.  The Company believes that the appeal is without merit, but the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

On April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple Seven and Apple Eight, now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).  Plaintiff alleged claims under Virginia law for breach of fiduciary duty against the individual directors, and constructive trust and unjust enrichment claims against the Company.  Plaintiff alleges that the prices at which Plaintiff and the purported class members purchased additional shares through the DRIP were artificially inflated and not indicative of the true value of shares in Apple Seven and Apple Eight.

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

Index

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

Note 16

Settlement Proceeds

During the years ended December 31, 2015 and 2014, the Company received approximately $1.8 million and $0.2 million, respectively, in settlement proceeds, net of costs, from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered at several of the Company’s hotels as a result of the Gulf of Mexico oil spill in 2010, which have been classified as reductions to property taxes, insurance and other expense.

Note 17

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$210,352	$234,374	$240,555	$213,033
Net income (loss)	$43,867	$44,245	$46,968	$(17,792)
Comprehensive income (loss)	$43,593	$44,845	$40,990	$(13,686)
Basic and diluted net income (loss) per common share	$0.24	$0.24	$0.27	$(0.10)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$137,121	$232,568	$231,884	$202,323
Net income (loss)	$(94,462)	$43,799	$35,162	$22,334
Comprehensive income (loss)	$(93,994)	$42,885	$35,919	$21,512
Basic and diluted net income (loss) per common share	$(0.76)	$0.23	$0.19	$0.12

All per share amounts for all periods presented have been adjusted to reflect the 50% reverse share split completed in the second quarter of 2015.

Net income for the first quarter of 2015 includes a gain on the sale of real estate of $15.6 million, representing net income of $0.08 per basic and diluted common share.  Net income for the fourth quarter of 2015 includes a loss on impairment of depreciable assets of $45.0 million, representing a net loss of $(0.26) per basic and diluted common share.

The advisory fees earned by the Company from Apple Ten, effective March 1, 2014, are recorded as a reduction to general and administrative expenses in the consolidated statements of operations.  During the first quarter of 2014, the advisory fees earned were included in total revenue in the consolidated statements of operations.  Previously reported total revenue for the first quarter of 2014 has been adjusted to reflect the reclassification of advisory fees to general and administrative expenses.

Net income for the first quarter of 2014 includes a non-cash expense related to the conversion of the Series B convertible preferred shares to common shares totaling $117.1 million, representing a net loss of $(0.94) per basic

Index

and diluted common share.  Net income for the third and fourth quarters of 2014 include losses on impairment of depreciable assets of $8.6 million and $2.4 million, representing a net loss of $(0.05) and $(0.01) per basic and diluted common share, respectively.

Net income (loss) per common share for the four quarters of 2014 are non-additive in comparison to net income per common share for the year ended December 31, 2014 due to the equity issued in connection with the A7 and A8 mergers and related transactions, effective March 1, 2014.

Note 18

Subsequent Events

In both January 2016 and February 2016, the Company paid approximately $17.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

During the month of January 2016, prior to the termination of the Plan, the Company purchased, under its share repurchase program, approximately 20,000 of its common shares, at a weighted-average market purchase price of approximately $18.10 per common share, for an aggregate purchase price of approximately $0.4 million.  In January 2016, the Company terminated its written trading plan for share repurchases.

In February 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2016.  The distribution is payable on March 15, 2016.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.  Other Information

None.

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 10, the 2016 Proxy Statement is incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2016 Proxy Statement is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2016 Proxy Statement is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2016 Proxy Statement is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2016 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2015
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
					Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land(1)	FF&E /Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$21,675	$2,955	$39,053	$2,835	$44,843	$(7,476)	2008	Apr-10	3 - 39 yrs.	169
Auburn	AL	Hilton Garden Inn	0	1,580	9,659	139	11,378	(740)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	0	2,310	6,425	117	8,852	(382)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Homewood Suites	10,541	1,010	12,981	1,518	15,509	(880)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	0	1,037	10,581	125	11,743	(2,756)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	0	970	13,185	50	14,205	(745)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hilton Garden Inn	0	890	11,227	100	12,217	(758)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Homewood Suites	7,928	210	15,654	1,040	16,904	(878)	2006	Mar-14	3 - 39 yrs.	107
Montgomery	AL	Hilton Garden Inn	0	2,640	12,315	163	15,118	(873)	2003	Mar-14	3 - 39 yrs.	97
Montgomery	AL	Homewood Suites	0	1,760	10,818	192	12,770	(885)	2004	Mar-14	3 - 39 yrs.	91
Prattville	AL	Courtyard	6,296	2,050	9,101	898	12,049	(695)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton Inn	0	961	8,483	350	9,794	(1,825)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	0	1,375	9,514	1,909	12,798	(2,531)	2006	Apr-10	3 - 39 yrs.	126
Rogers	AR	Residence Inn	0	1,130	12,417	139	13,686	(840)	2003	Mar-14	3 - 39 yrs.	88
Springdale	AR	Residence Inn	0	330	8,651	74	9,055	(506)	2001	Mar-14	3 - 39 yrs.	72
Chandler	AZ	Courtyard	0	1,061	16,008	142	17,211	(2,913)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	0	778	11,272	73	12,123	(2,013)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	0	1,413	14,669	1,962	18,044	(3,056)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Residence Inn	0	1,111	12,953	1,506	15,570	(2,469)	2008	Nov-10	3 - 39 yrs.	129
Tucson	AZ	Hilton Garden Inn	0	1,005	17,925	296	19,226	(4,710)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	0	2,080	12,424	125	14,629	(765)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	0	992	14,543	91	15,626	(2,190)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	0	3,430	21,290	1,938	26,658	(1,437)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	0	12,916	41,218	29	54,163	(558)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	22,635	32,270	41,559	2,208	76,037	(2,545)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	0	10,745	49,230	0	59,975	(769)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton Inn & Suites	0	1,287	9,888	100	11,275	(2,316)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	0	1,500	10,970	44	12,514	(2,355)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	0	4,410	35,033	228	39,671	(2,261)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton Inn	0	3,209	16,749	58	20,016	(290)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Residence Inn	15,090	7,790	24,048	1,328	33,166	(1,459)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	14,436	16,380	28,952	296	45,628	(1,929)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	0	5,920	21,515	2,283	29,718	(1,277)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	0	1,490	13,662	1,602	16,754	(2,428)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	0	11,268	44,851	64	56,183	(505)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton Inn	0	13,570	36,644	1,737	51,951	(1,955)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	0	8,020	29,151	77	37,248	(1,892)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	17,741	22,400	20,640	141	43,181	(1,526)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	0	12,860	28,084	4,831	45,775	(2,485)	1991	Mar-14	3 - 39 yrs.	140
Santa Ana	CA	Courtyard	0	3,082	21,051	109	24,242	(3,400)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	0	4,568	18,721	1,868	25,157	(5,108)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	0	1,864	7,753	1,692	11,309	(2,253)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	0	1,812	15,761	1,664	19,237	(4,860)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	0	2,539	14,493	3,521	20,553	(4,551)	1997	Oct-08	3 - 39 yrs.	90
Tulare	CA	Hampton Inn & Suites	0	400	9,194	664	10,258	(558)	2008	Mar-14	3 - 39 yrs.	86
Highlands Ranch	CO	Hilton Garden Inn	0	5,480	20,465	93	26,038	(1,255)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	10,118	5,350	19,167	296	24,813	(1,264)	1996	Mar-14	3 - 39 yrs.	117
Fort Lauderdale	FL	Hampton Inn	0	2,235	17,590	1,497	21,322	(4,499)	2001	Dec-08	3 - 39 yrs.	109
Fort Lauderdale	FL	Hampton Inn	0	1,793	21,357	193	23,343	(375)	2002	Jun-15	3 - 39 yrs.	156
Jacksonville	FL	Homewood Suites	15,322	9,480	21,247	1,580	32,307	(1,707)	2005	Mar-14	3 - 39 yrs.	119
Lakeland	FL	Courtyard	0	3,740	10,813	1,162	15,715	(668)	2000	Mar-14	3 - 39 yrs.	78
Miami	FL	Courtyard	0	0	31,488	1,222	32,710	(1,785)	2008	Mar-14	3 - 39 yrs.	118
Miami	FL	Hampton Inn & Suites	0	1,972	9,987	2,340	14,299	(3,264)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	15,915	18,820	25,375	2,704	46,899	(2,064)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield Inn & Suites	0	3,140	22,580	441	26,161	(5,250)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	0	3,141	25,779	179	29,099	(5,984)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton Inn & Suites	0	1,605	9,995	216	11,816	(2,541)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	0	908	9,549	70	10,527	(2,108)	2010	Jan-10	3 - 39 yrs.	103
Sanford	FL	SpringHill Suites	0	1,050	12,830	368	14,248	(1,061)	2000	Mar-14	3 - 39 yrs.	105
Sarasota	FL	Homewood Suites	0	480	14,120	219	14,819	(1,081)	2005	Mar-14	3 - 39 yrs.	100
Tallahassee	FL	Hilton Garden Inn	0	0	10,938	103	11,041	(731)	2006	Mar-14	3 - 39 yrs.	85

Index

SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2015
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.		Total
					Bldg./	Imp. &		Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land(1)	FF&E /Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Tampa	FL	Embassy Suites	$0	$1,824	$20,034	$2,904		$24,762	$(3,650)	2007	Nov-10	3 - 39 yrs.	147
Tampa	FL	TownePlace Suites	0	1,430	9,015	187		10,632	(773)	1999	Mar-14	3 - 39 yrs.	94
Albany	GA	Fairfield Inn & Suites	0	899	7,263	47		8,209	(1,660)	2010	Jan-10	3 - 39 yrs.	87
Columbus	GA	SpringHill Suites	0	1,270	10,060	40		11,370	(576)	2008	Mar-14	3 - 39 yrs.	89
Columbus (4)	GA	TownePlace Suites	0	0	7,467	48		7,515	(499)	2008	Mar-14	3 - 39 yrs.	86
Macon	GA	Hilton Garden Inn	0	0	15,043	126		15,169	(955)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	4,688	0	14,716	117		14,833	(839)	2004	Mar-14	3 - 39 yrs.	105
Boise	ID	Hampton Inn & Suites	0	1,335	21,114	2,356		24,805	(4,485)	2007	Apr-10	3 - 39 yrs.	186
Boise	ID	SpringHill Suites	0	2,120	24,112	3,641		29,873	(1,791)	1992	Mar-14	3 - 39 yrs.	230
Mettawa	IL	Hilton Garden Inn	0	2,246	28,328	517		31,091	(4,639)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	0	1,722	21,843	273		23,838	(3,527)	2008	Nov-10	3 - 39 yrs.	130
Schaumburg	IL	Hilton Garden Inn	0	1,450	19,122	1,636		22,208	(3,407)	2008	Nov-10	3 - 39 yrs.	166
Warrenville	IL	Hilton Garden Inn	0	1,171	20,894	425		22,490	(3,472)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	0	1,310	11,542	1,042		13,894	(1,992)	2007	Nov-10	3 - 39 yrs.	130
Mishawaka	IN	Residence Inn	0	898	12,862	244		14,004	(2,157)	2007	Nov-10	3 - 39 yrs.	106
Overland Park	KS	Fairfield Inn & Suites	0	1,230	11,713	22		12,965	(691)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	0	1,790	20,633	1,044		23,467	(1,428)	2000	Mar-14	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	0	1,060	8,263	155		9,478	(815)	1998	Mar-14	3 - 39 yrs.	102
Wichita	KS	Courtyard	0	1,940	9,739	844		12,523	(932)	2000	Mar-14	3 - 39 yrs.	90
Baton Rouge	LA	SpringHill Suites	0	1,280	13,870	(3,700)	(3)	11,450	(3,100)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	0	0	17,898	2,191		20,089	(4,111)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	0	709	9,400	36		10,145	(1,616)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	26,204	4,150	52,258	3,410		59,818	(3,338)	2002	Mar-14	3 - 39 yrs.	166
Andover	MA	SpringHill Suites	0	702	5,799	2,002		8,503	(1,940)	2001	Nov-10	3 - 39 yrs.	136
Marlborough	MA	Residence Inn	0	3,480	17,341	1,518		22,339	(1,215)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	0	3,410	16,320	1,165		20,895	(1,041)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	9,854	1,760	20,791	194		22,745	(1,212)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	0	4,350	13,974	1,017		19,341	(888)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	0	1,361	16,094	140		17,595	(3,064)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	0	1,213	15,052	510		16,775	(2,790)	2008	Nov-10	3 - 39 yrs.	148
Rochester	MN	Hampton Inn & Suites	0	916	13,225	592		14,733	(3,212)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	0	727	9,363	262		10,352	(2,024)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	0	2,000	20,818	139		22,957	(1,217)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton Inn	0	1,758	20,954	1,829		24,541	(4,248)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	0	758	15,287	1,524		17,569	(3,181)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	5,495	1,390	11,324	57		12,771	(605)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	0	906	9,151	83		10,140	(2,495)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	11,551	7,490	31,588	252		39,330	(1,757)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Homewood Suites	0	1,031	4,937	4,270		10,238	(4,379)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	0	1,232	18,343	3,695		23,270	(5,448)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	0	746	10,563	28		11,337	(2,079)	2011	Feb-11	3 - 39 yrs.	118
Fayetteville	NC	Residence Inn	0	3,530	19,799	73		23,402	(1,322)	2006	Mar-14	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	0	1,850	10,157	227		12,234	(707)	2004	Mar-14	3 - 39 yrs.	82
Holly Springs	NC	Hampton Inn & Suites	0	1,620	13,260	94		14,974	(2,588)	2010	Nov-10	3 - 39 yrs.	124
Wilmington	NC	Fairfield Inn & Suites	0	1,310	13,034	61		14,405	(768)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,220	3,860	11,585	115		15,560	(909)	1998	Mar-14	3 - 39 yrs.	122
Omaha	NE	Courtyard	0	6,700	36,829	161		43,690	(2,034)	1999	Mar-14	3 - 39 yrs.	181
Cranford	NJ	Homewood Suites	0	4,550	23,828	3,314		31,692	(1,663)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	0	3,220	22,742	2,221		28,183	(1,261)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	0	1,589	13,476	1,859		16,924	(2,806)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	8,376	0	27,133	555		27,688	(2,198)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	0	2,054	19,513	1,782		23,349	(3,551)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	0	6,510	28,718	360		35,588	(1,736)	2003	Mar-14	3 - 39 yrs.	164
New York	NY	Renaissance	0	0	102,832	(44,144)	(3)	58,688	(6,749)	1916	Mar-14	3 - 32 yrs.	205
Syracuse	NY	Courtyard	11,158	812	23,278	0		24,090	(187)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	11,158	621	17,589	0		18,210	(147)	2013	Oct-15	3 - 39 yrs.	78
Twinsburg	OH	Hilton Garden Inn	0	1,419	16,614	2,661		20,694	(5,044)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	0	1,430	31,327	204		32,961	(5,825)	2009	May-10	3 - 39 yrs.	200
Collegeville/Philadelphia	PA	Courtyard	11,768	2,115	17,953	1,807		21,875	(3,579)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	6,912	996	20,374	1,624		22,994	(3,578)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	0	2,503	18,537	2,214		23,254	(4,654)	1991	Dec-08	3 - 39 yrs.	132

Index

SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2015
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.		Total
					Bldg./	Imp. &		Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land(1)	FF&E /Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Columbia	SC	Hilton Garden Inn	$0	$3,540	$16,399	$226		$20,165	$(1,226)	2006	Mar-14	3 - 39 yrs.	143
Greenville	SC	Residence Inn	5,810	900	9,778	69		10,747	(722)	1998	Mar-14	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	5,226	3,600	11,386	150		15,136	(705)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	0	1,410	9,361	1,095		11,866	(613)	1997	Mar-14	3 - 39 yrs.	76
Jackson	TN	Hampton Inn & Suites	0	692	12,281	361		13,334	(2,967)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	0	1,105	8,632	86		9,823	(2,129)	2009	Sep-09	3 - 39 yrs.	90
Memphis	TN	Homewood Suites	0	1,930	13,028	2,869		17,827	(1,248)	1989	Mar-14	3 - 39 yrs.	140
Nashville	TN	Hilton Garden Inn	0	2,754	39,997	233		42,984	(6,848)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	0	1,153	15,206	37		16,396	(2,047)	2012	May-12	3 - 39 yrs.	119
Addison	TX	SpringHill Suites	0	1,210	19,700	184		21,094	(1,389)	2003	Mar-14	3 - 39 yrs.	159
Allen	TX	Hampton Inn & Suites	0	1,442	11,456	1,434		14,332	(3,744)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	0	2,130	16,731	3,070		21,931	(6,105)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	0	1,217	8,738	464		10,419	(1,697)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	0	1,579	18,487	138		20,204	(3,211)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	0	1,306	16,504	103		17,913	(2,884)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	6,247	1,459	17,184	2,010		20,653	(4,676)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	0	1,614	14,451	1,272		17,337	(2,557)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	6,255	1,898	16,462	2,259		20,619	(4,800)	1997	Apr-09	3 - 39 yrs.	97
Beaumont	TX	Residence Inn	0	1,177	16,180	1,158		18,515	(4,339)	2008	Oct-08	3 - 39 yrs.	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	0	557	6,601	924		8,082	(289)	2008	Oct-14	3 - 39 yrs.	88
Dallas	TX	Hilton	27,754	2,221	40,350	7,067		49,638	(9,044)	2001	May-11	3 - 39 yrs.	224
Duncanville	TX	Hilton Garden Inn	12,401	2,378	15,935	2,460		20,773	(5,641)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	0	1,244	18,300	89		19,633	(2,776)	2011	Dec-11	3 - 39 yrs.	145
El Paso	TX	Homewood Suites	0	2,800	16,657	51		19,508	(951)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	TownePlace Suites	0	2,104	16,311	66		18,481	(3,057)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	0	2,507	12,981	157		15,645	(3,370)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	10,986	1,522	15,543	136		17,201	(2,929)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Marriott	0	4,143	46,623	229		50,995	(9,641)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	0	12,070	19,769	228		32,067	(1,526)	2006	Mar-14	3 - 39 yrs.	129
Irving	TX	Homewood Suites	5,260	705	9,610	1,277		11,592	(2,119)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	0	3,361	23,919	1,843		29,123	(7,184)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	3,457	865	10,999	1,446		13,310	(3,158)	2001	Mar-09	3 - 39 yrs.	94
San Antonio	TX	TownePlace Suites	0	2,220	9,610	997		12,827	(658)	2007	Mar-14	3 - 39 yrs.	106
Stafford	TX	Homewood Suites	0	1,880	10,969	185		13,034	(924)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Courtyard	0	590	7,208	69		7,867	(513)	2003	Mar-14	3 - 39 yrs.	90
Texarkana	TX	Hampton Inn & Suites	4,578	636	8,723	1,003		10,362	(1,789)	2004	Jan-11	3 - 39 yrs.	81
Texarkana	TX	TownePlace Suites	0	430	6,571	(2,450)	(3)	4,551	(365)	2006	Mar-14	3 - 39 yrs.	85
Provo	UT	Residence Inn	0	1,150	18,277	1,503		20,930	(1,081)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	SpringHill Suites	0	1,092	16,465	94		17,651	(2,849)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	0	6,860	19,681	3,066		29,607	(1,361)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	0	5,968	0	18,970		24,938	(3,697)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	8,747	1,723	19,162	1,771		22,656	(5,521)	2004	Nov-08	3 - 39 yrs.	175
Charlottesville	VA	Courtyard	14,323	21,130	27,737	311		49,178	(1,766)	2000	Mar-14	3 - 39 yrs.	139
Chesapeake	VA	Marriott	0	3,040	14,097	199		17,336	(1,406)	2008	Mar-14	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	0	2,480	12,757	139		15,376	(841)	1999	Mar-14	3 - 39 yrs.	125
Manassas	VA	Residence Inn	0	1,395	14,962	1,527		17,884	(2,603)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	0	2,003	0	22,939		24,942	(953)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	0	0	83,698	4,847		88,545	(5,659)	1984	Mar-14	3 - 39 yrs.	410
Richmond	VA	Residence Inn	0	1,113	0	12,710		13,823	(531)	2014	Jul-12	3 - 39 yrs.	75
Suffolk	VA	Courtyard	0	940	5,186	1,103		7,229	(401)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	0	710	5,241	558		6,509	(374)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	13,399	10,580	29,140	332		40,052	(1,685)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	16,172	12,000	40,556	505		53,061	(2,192)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	11,642	18,950	25,028	96		44,074	(1,755)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	27,091	0	92,786	2,702		95,488	(5,940)	1991	Mar-14	3 - 35 yrs.	234
Tukwila	WA	Homewood Suites	9,028	8,130	16,659	185		24,974	(1,107)	1992	Mar-14	3 - 39 yrs.	106
Vancouver	WA	SpringHill Suites	0	3,010	16,162	1,111		20,283	(988)	2007	Mar-14	3 - 39 yrs.	119
Richmond	VA	Corporate Office	0	682	3,723	209		4,614	(712)	1893	May-13	3 - 39 yrs.	N/A
			$460,457	$561,630	$3,330,243	$172,951		$4,064,824	$(423,057)				22,961

Index

SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2015
(dollars in thousands)

Real estate owned:	2015	2014	2013
Balance as of January 1	$3,789,380	$1,644,252	$1,609,821
Acquisitions	255,636	2,293,925	7,225
Improvements and Development Costs	59,565	74,320	27,206
Dispositions	(2,238)	0	0
Assets Held for Sale (4)	7,481	(212,129)	0
Impairment of Depreciable Assets	(45,000)	(10,988)	0
Balance at December 31	$4,064,824	$3,789,380	$1,644,252

Accumulated depreciation:	2015	2014	2013
Balance as of January 1	$(296,559)	$(200,754)	$(145,927)
Depreciation Expense	(126,530)	(112,346)	(54,827)
Accumulated Depreciation on Dispositions	257	0	0
Assets Held for Sale (4)	(225)	16,541	0
Balance at December 31	$(423,057)	$(296,559)	$(200,754)

(1)  Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)  The aggregate cost for federal income tax purposes is approximately $3.9 billion at December 31, 2015 (unaudited).
(3)  Amount includes a reduction in cost due to recognition of an impairment loss.
(4)  As of December 31, 2014, the Company had 19 hotels classified as held for sale and were not included in this schedule, of which 18 of the hotels were sold and the remaining hotel (Columbus, Georgia TownePlace Suites) was reclassified as held and used during 2015.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: February 25, 2016
Justin G. Knight, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 25, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 25, 2016
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 25, 2016
Justin G. Knight, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 25, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 25, 2016
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 25, 2016
Jon A. Fosheim, Director

By:	/s/ Bruce H. Matson	Date: February 25, 2016
Bruce H. Matson, Director

By:	/s/ Daryl A. Nickel	Date: February 25, 2016
Daryl A. Nickel, Director

By:	/s/ L. Hugh Redd	Date: February 25, 2016
L. Hugh Redd, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger, dated as of August 7, 2013, as amended, among Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company, Apple Seven Acquisition Sub, Inc. and Apple Eight Acquisition Sub, Inc. (Incorporated by reference to Annex A to the joint proxy statement/prospectus included in the Company’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

2.2	Purchase and Sale Agreement dated as of December 15, 2014 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.3	First Amendment to Purchase and Sale Agreement dated as of January 15, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.4	Second Amendment to Purchase and Sale Agreement dated as of February 4, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.3 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.5	Third Amendment to Purchase and Sale Agreement dated as of February 17, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.6	Fourth Amendment to Purchase and Sale Agreement dated as of February 24, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.5 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

3.1
Amended and Restated Articles of Incorporation of the Company, as amended  (Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K (SEC File No. 000-53603) filed March 6, 2015)

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.1*	The Company’s 2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)

10.2
Voting Agreement, dated as of August 7, 2013, as amended, by and among Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company and Glade M. Knight (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.3
Subcontract Agreement, dated as of August 7, 2013, as amended, between the Company and Apple Ten Advisors, Inc. (Incorporated by reference to Annex H to the joint proxy statement/prospectus included in the Company’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.4
Assignment and Transfer Agreement, dated as of August 7, 2013, as amended, by and among Apple Fund Management, LLC, Apple Nine Advisors, Inc. and the Company (Incorporated by reference to Annex I to the joint proxy statement/prospectus included in the Company’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

Index

Exhibit Number	Description of Documents

10.5*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.6*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.7
Amended and Restated Credit Agreement dated as of May 18, 2015 among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A. and Keybank National Association as L/C Issuers, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC file No. 001-37389) filed May 18, 2015)

21.1	Subsidiaries of the Company (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101
The following materials from Apple Hospitality REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

________________
* Denotes Compensation Plan.