Form 10-Q
period 2016-03-31
Apple Hospitality REIT, Inc.
filed 2016-05-05
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of registrant’s common shares outstanding as of May 1, 2016: 174,665,236

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

Index

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $456,266 and $423,057, respectively	$3,627,296	$3,641,767
Restricted cash-furniture, fixtures and other escrows	20,806	22,651
Due from third party managers, net	43,027	24,743
Other assets, net	31,945	33,614
Total Assets	$3,723,074	$3,722,775

Liabilities
Revolving credit facility	$171,900	$114,800
Term loans	421,647	421,444
Mortgage debt	427,495	461,859
Accounts payable and other liabilities	73,426	77,614
Total Liabilities	1,094,468	1,075,717

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 174,665,236 and 174,368,340 shares, respectively	3,506,514	3,500,584
Accumulated other comprehensive loss	(8,751)	(2,057)
Distributions greater than net income	(869,157)	(851,469)
Total Shareholders' Equity	2,628,606	2,647,058

Total Liabilities and Shareholders' Equity	$3,723,074	$3,722,775

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Room	$206,150	$192,013
Other	18,337	18,339
Total revenue	224,487	210,352

Expenses:
Operating	56,829	54,605
Hotel administrative	18,198	17,156
Sales and marketing	18,019	17,098
Utilities	7,600	8,158
Repair and maintenance	9,084	9,169
Franchise fees	9,445	8,822
Management fees	8,037	7,505
Property taxes, insurance and other	12,452	11,561
Ground lease	2,466	2,501
General and administrative	4,828	5,547
Transaction costs	293	1,224
Depreciation	33,484	30,719
Total expenses	180,735	174,065

Operating income	43,752	36,287

Interest and other expense, net	(8,803)	(7,737)
Gain on sale of real estate	0	15,629

Income before income taxes	34,949	44,179

Income tax expense	(263)	(312)

Net income	$34,686	$43,867

Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	(6,694)	(274)

Comprehensive income	$27,992	$43,593

Basic and diluted net income per common share	$0.20	$0.24

Weighted average common shares outstanding - basic and diluted	174,666	186,446

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$34,686	$43,867
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	33,484	30,719
Gain on sale of real estate	0	(15,629)
Other non-cash expenses, net	1,575	2,519
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(18,284)	(16,458)
Decrease (increase) in other assets, net	1,120	(2,229)
Decrease in accounts payable and other liabilities	(1,777)	(6,531)
Net cash provided by operating activities	50,804	36,258

Cash flows from investing activities:
Deposits and other disbursements for potential acquisitions	(139)	0
Capital improvements and development costs	(22,331)	(18,806)
Decrease in capital improvement reserves	1,586	3,836
Net proceeds from sale of real estate	0	201,853
Net cash provided by (used in) investing activities	(20,884)	186,883

Cash flows from financing activities:
Repurchases of common shares under share repurchase programs	(361)	(10,827)
Repurchases of common shares to satisfy employee withholding requirements	(459)	0
Distributions paid to common shareholders	(52,360)	(63,417)
Net proceeds from (payments on) credit facility	57,100	(91,600)
Proceeds from mortgage debt	0	10,000
Payments of mortgage debt	(33,840)	(19,899)
Financing costs	0	(493)
Net cash used in financing activities	(29,920)	(176,236)

Increase in cash and cash equivalents	0	46,905

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$46,905

Supplemental cash flow information:
Interest paid	$9,802	$8,063

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$17,451	$0

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of March 31, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).  In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  As a result of the reverse share split, every two common shares were converted into one common share.  All common shares and per share amounts for all periods presented have been adjusted to reflect the reverse share split.  See Note 7 for additional information about the reverse share split.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2015 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2016.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income, shareholders’ equity or cash flows.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which is comprised of unrealized losses resulting from hedging activity.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three months ended March 31, 2016 and 2015.  As a result, basic and dilutive net income per common share were the same.

Index

Accounting Standards Recently Issued

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted.  Some provisions of the standard require a retrospective transition approach.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  Investment in Real Estate

The Company’s total investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Land	$561,630	$561,630
Building and Improvements	3,213,007	3,200,918
Furniture, Fixtures and Equipment	300,093	293,444
Franchise Fees	8,832	8,832
	4,083,562	4,064,824
Less Accumulated Depreciation	(456,266)	(423,057)
Investment in Real Estate, net	$3,627,296	$3,641,767

There were no acquisitions during the three month periods ended March 31, 2016 and 2015.  As of March 31, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.

As of March 31, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $81.1 million.  All four hotels are under construction and are planned to be completed and opened for business over the next 15 months from March 31, 2016, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at March 31, 2016.  All dollar amounts are in thousands.

Location (a)	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Atlanta, GA	Home2 Suites	5/5/2015	128	$300	$24,600
Birmingham, AL (b)(c)	Home2 Suites	8/28/2015	105	3	19,219
Birmingham, AL (b)(c)	Hilton Garden Inn	8/28/2015	105	2	19,219
Fort Worth, TX (b)	Courtyard	8/28/2015	124	5	18,034
			462	$310	$81,072

(a)   As of March 31, 2016, these hotels were under construction.  The table shows the expected number of rooms upon hotel completion and the expected franchise brands.  Assuming all conditions to closing are met, the purchases of these hotels are expected to close over the next 15 months from March 31, 2016.
(b)   If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract.  As the property is under construction, at this time, the seller has not met all of the conditions to closing.
(c)   The Home2 Suites and Hilton Garden Inn hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.

Index

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  The Company intends to use borrowings under its $965 million credit facility to purchase hotels under contract if a closing occurs.

3.  Dispositions

On February 26, 2015, the Company sold 18 hotels in a single transaction for a total sales price of $206.4 million, resulting in a gain of approximately $15.6 million, which is included in the Company’s consolidated statements of operations in the first quarter of 2015.  The 18 hotels had a total carrying value of approximately $188.3 million at the time of the sale.  Prior to the sale, on February 13, 2015, the Company extinguished a mortgage totaling approximately $4.6 million secured by one of the sold properties, and incurred expenses, including defeasance costs during the first quarter of 2015, which were recorded as a reduction to the gain on sale of real estate.  The proceeds from the sale were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the increased availability used to fund hotel acquisitions during 2015.  The Company’s consolidated statements of operations include operating income of approximately $2.0 million for the three months ended March 31, 2015 relating to results of operations for the 18 hotels for the respective period of ownership.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2015.

4.  Debt

$965 Million Credit Facility

On May 18, 2015, the Company entered into an amendment and restatement of its unsecured $345 million credit facility, increasing the borrowing capacity to $965 million, reducing the annual interest rate and extending the maturity dates.  The unsecured $965 million credit facility is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019 (the “revolving credit facility”), and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, of which $212.5 million was funded on May 18, 2015, $110.0 million was funded on July 1, 2015, and $102.5 million was funded on August 14, 2015 (the “$425 million term loans”).  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.50% to 2.30%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.

As of March 31, 2016 and December 31, 2015, the details of the Company’s revolving credit facility and $425 million term loans were as follows.  All dollar amounts are in thousands.

		March 31, 2016			December 31, 2015
	Maturity date	Outstanding balance	Interest rate		Outstanding balance	Interest rate
Revolving credit facility (1)	5/18/2019	$171,900	1.99%	(2)	$114,800	1.98%	(2)
$425 million term loans
Outstanding principal balance	5/18/2020	425,000	2.82%	(3)	425,000	2.81%	(3)
Unamortized debt issuance costs		(3,353)			(3,556)
Total term loans		421,647			421,444
Total revolving credit facility and term loans		$593,547			$536,244

(1)  Unamortized debt issuance costs related to the revolving credit facility totaled approximately $3.7 million and $4.0 million as of March 31, 2016 and December 31, 2015, respectively, and are included in other assets, net in the Company's consolidated balance sheets.
(2)  Annual variable interest rate at the balance sheet date.
(3)  Effective annual interest rate which includes the effect of interest rate swaps on $322.5 million of the outstanding loan balance, resulting in an annual fixed interest rate of approximately 3.10% on this portion of the debt subject to adjustment based on the Company's leverage ratio.  See Note 5 for more information on the interest rate swap agreements.  Remaining portion is variable rate debt.

Index

The $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at March 31, 2016.

Mortgage Debt

As of March 31, 2016, the Company had approximately $428.6 million in outstanding property level debt secured by 34 properties, with maturity dates ranging from April 2016 to October 2032, stated interest rates ranging from 0% to 6.90% and effective interest rates ranging from 3.66% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of March 31, 2016 and December 31, 2015 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2016	Outstanding balance as of December 31, 2015
Austin, TX	Homewood Suites	5.99%		4/14/2009		(2)	$7,556	$0	$6,255
Austin, TX	Hampton Inn	5.95%		4/14/2009		(2)	7,553	0	6,247
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014		(2)	5,557	0	5,226
Round Rock, TX	Hampton Inn	5.95%		3/6/2009		(2)	4,175	0	3,457
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014		(2)	10,494	0	10,118
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011		(3)	4,954	4,555	4,578
Bristol, VA	Courtyard	6.59%		11/7/2008		(4)	9,767	8,701	8,747
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		13,931	13,322	13,399
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		16,813	16,078	16,172
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016		14,892	14,241	14,323
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016		12,009	11,485	11,551
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016		7,458	7,185	7,220
Lewisville, TX (5)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Oceanside, CA	Residence Inn	4.24%	(6)	3/1/2014	1/13/2017		15,662	15,012	15,090
Burbank, CA	Residence Inn	4.24%	(6)	3/1/2014	1/13/2017		23,493	22,518	22,635
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017		4,977	4,647	4,688
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,780	5,810
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,488	10,541
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,245	15,322
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017		6,052	5,213	5,260
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,333	12,401
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	10,917	10,986
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	11,694	11,768
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,461	5,495
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,346	14,436
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,570	11,642
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	26,922	27,091
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	21,540	21,675
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,323	8,376
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	8,970	9,028
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,253	6,296
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	7,874	7,928
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	17,618	17,741
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	15,807	15,915
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024		27,000	26,048	26,204
Westford, MA	Residence Inn	4.28%		3/18/2015	4/11/2025		10,000	9,797	9,854
Dallas, TX	Hilton	3.95%		5/22/2015	6/1/2025		28,000	27,629	27,754
Syracuse, NY	Courtyard	4.75%		10/16/2015	8/1/2024	(7)	11,199	11,095	11,158
Syracuse, NY	Residence Inn	4.75%		10/16/2015	8/1/2024	(7)	11,199	11,095	11,158
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010	10/1/2032	(8)	7,894	6,855	6,912
							$488,383	428,617	462,457
Unamortized fair value adjustment of assumed debt								606	1,284
Unamortized debt issuance costs								(1,728)	(1,882)
Total								$427,495	$461,859

Index

(1)   Unless otherwise noted, these rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2)   Loans were repaid in full during the three months ended March 31, 2016.
(3)   Loan was repaid in full on April 8, 2016.
(4)   Loan was repaid in full on May 2, 2016.
(5)   Unsecured loan.
(6)   The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(7)   Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.
(8)   Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt, the revolving credit facility and $425 million term loans), for the five years subsequent to March 31, 2016 and thereafter are as follows (in thousands):

2016 (April - December)	$90,655
2017	96,245
2018	6,866
2019	199,215
2020	431,888
Thereafter	200,648
1,025,517
Unamortized fair value adjustment of assumed debt	606
Unamortized debt issuance costs related to term loans and mortgage debt	(5,081)
Total	$1,021,042

5.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2016 and December 31, 2015, both the carrying value and estimated fair value of the Company’s debt were approximately $1.0 billion.  Both the carrying value and estimated fair value of the Company’s debt as discussed above is net of unamortized debt issue costs related to term loans and mortgage debt for each specific year.

Index

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These instruments are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following is a summary of the notional amounts, assumption or origination dates, maturity dates and fair values (liabilities) of the interest rate swap agreements outstanding as of March 31, 2016 and December 31, 2015 (in thousands):

				Fair value
Hedge Type	Notional amount at March 31, 2016	Assumption or Origination Date	Maturity date	March 31, 2016	December 31, 2015
Non-designated hedge (1)	$37,530	3/1/2014	1/13/2017	$(152)	$(134)
Cash flow hedge	212,500	5/21/2015	5/18/2020	(5,649)	(1,233)
Cash flow hedge	110,000	7/2/2015	5/18/2020	(3,102)	(824)
				$(8,903)	$(2,191)

(1)   Effective date of the forward interest rate swap agreement was January 13, 2015, the same date the previous swap agreement matured.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  For swaps designated as cash flow hedges, the changes in fair value on the effective portion are recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets.  Changes in fair value on the ineffective portion of all designated hedges are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For swaps not designated as cash flow hedges (including four swaps, of which two matured or terminated in the first quarter of 2015 and one terminated in the second quarter of 2015), the changes in fair value are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Other than the fair value changes associated with the terminated interest rate swap for which hedge accounting was discontinued during the first quarter of 2015 as discussed below, fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2016 and 2015 were not material.

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded unrealized losses of approximately $6.7 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively, to other comprehensive income (loss).  There was no ineffectiveness recorded on the designated hedges during the three months ended March 31, 2016 and 2015.  Amounts recorded to accumulated other comprehensive loss totaled approximately $8.8 million and $2.1 million as of March 31, 2016 and December 31 2015, respectively.

Outstanding Interest Rate Swaps

In May 2015 and July 2015, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts and maturities as its $212.5 million term loan and its $110.0 million term loan (see Note 4 for more information on the term loans).  Under the terms of the $212.5 million and $110.0 million interest rate swaps, the Company pays a fixed interest rate of 1.58% and 1.62% on each respective swap, and receives a floating rate of interest equal to the one month LIBOR, which as of both March 31, 2016 and December 31, 2015 resulted in annual fixed interest rates of approximately 3.08% and 3.12% for each respective loan.  These swaps have been designated as cash flow hedges for accounting purposes.  From inception of the respective swaps through March 31, 2016, each swap was a fully effective hedge, and therefore the changes in fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets.

Index

Terminated Interest Rate Swap

In May 2015, the Company amended and restated its credit facility, at which time it repaid its $100 million term loan and terminated its $100 million interest rate swap.  At inception, this swap was designated as a cash flow hedge for accounting purposes, and from inception of the swap through March 2, 2015, the swap was a fully effective hedge, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets, which totaled $0.8 million as of March 2, 2015 (including $0.3 million recorded during the first quarter of 2015).  In the first quarter of 2015, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore the Company discontinued hedge accounting, and the change in fair value, resulting in a loss of $0.8 million for the remainder of the first quarter of 2015, was recorded to interest and other expense, net in the Company’s consolidated statements of operations.

6.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  As of March 31, 2016, there have been no changes to the contracts and relationships discussed in the Company’s 2015 Annual Report on Form 10-K.  Below is a summary of the related party relationships in effect and transactions that occurred during the three months ended March 31, 2016 and 2015.  Also see Note 9 for a discussion of the potential merger with Apple REIT Ten, Inc. (“Apple Ten”).

Glade M. Knight, Executive Chairman of the Company, is currently Chairman and Chief Executive Officer of Apple Ten.  Apple Ten’s advisors, Apple Ten Advisors, Inc. (“A10A”) and Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc. (“ARG”), are wholly owned by Mr. Knight.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Justin G. Knight, the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, also serves as President of Apple Ten.

Subcontract Agreement with A10A

The Company has a subcontract agreement with A10A to subcontract A10A’s obligations under the advisory agreement between A10A and Apple Ten to the Company.  The Company provides to Apple Ten the advisory services contemplated under the A10A advisory agreement and receives an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and is reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Total advisory fees earned by the Company from Apple Ten for the three months ended March 31, 2016 and 2015 totaled approximately $0.6 million and $0.4 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  The increase in the first three months of 2016 was primarily due to Apple Ten reaching the top fee tier under its advisory agreement in the second quarter of 2015 due to improved results of operations of Apple Ten.

Support Services to Apple Ten, A10A and ARG

The Company provides support services to Apple Ten and its advisors, A10A and ARG, which have agreed to reimburse the Company for its costs in providing these services.  Total reimbursed costs received by the Company from these entities for the three months ended March 31, 2016 and 2015 totaled approximately $0.8 million and $0.7 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  As of March 31, 2016 and December 31, 2015, total amounts due from Apple Ten, A10A and ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company.  The amounts reimbursed to the Company are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ARG.  As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ARG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ARG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility.  The amounts outstanding at any point in time are not significant to any of the companies.

Index

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes.  Apple Air is jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of March 31, 2016 and December 31, 2015, totaled approximately $0.9 and $0.7 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The aircraft is also leased to affiliates of the Company based on third party rates, which was not significant during the reporting periods.  The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates.  Total amounts incurred during the three months ended March 31, 2016 and 2015 were approximately $0.05 million in each period related to aircraft owned through these two entities and are included in general and administrative expenses in the Company’s consolidated statements of operations.

7.  Shareholders’ Equity

Distributions

For the three months ended March 31, 2016 and 2015, the Company paid distributions of $0.30 and $0.34 per common share for a total of $52.4 million and $63.4 million, respectively.  In March 2016, the Company declared a monthly distribution of $0.10 per common share, totaling $17.5 million, which was recorded as a payable as of March 31, 2016 and paid in April 2016.  As of December 31, 2015, a monthly distribution of $0.10 per common share, totaling $17.4 million, was recorded as a payable and paid in January 2016.  These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share.  On April 23, 2015, the Company’s Board of Directors, in anticipation of the Listing, reduced the annual distribution rate from $1.36 per common share to the current annual distribution rate, effective with the June 2015 distribution.

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

Share Repurchases

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  On July 8, 2015, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  Since implementation through the termination of the Plan, the Company purchased approximately 1.3 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million, including the purchase of approximately 20,000 of its common shares in January 2016, at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million.  The Company plans to continue to consider opportunistic share repurchases under the $477.6 million remaining portion of its authorized $500 million share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2016.

During the three months ended March 31, 2015, the Company redeemed approximately 0.6 million common shares at a price of $18.40 per common share, or a total of approximately $10.8 million under its previous share redemption program that was terminated following the April 2015 redemption.

Index

8.  Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan.  The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors to be in the best interests of the Company.  The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million.

In February 2016, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an executive incentive plan (“2016 Incentive Plan”), effective January 1, 2016, and established incentive goals for 2016.  Under the 2016 Incentive Plan, participants are eligible to receive a bonus based on the achievement of certain 2016 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation.  The range of aggregate payouts under the 2016 Incentive Plan is $0 - $15 million.  Based on performance through March 31, 2016, the Company has accrued approximately $1.9 million as a liability for potential executive bonus payments under the 2016 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of March 31, 2016 and in general and administrative expense in the Company’s consolidated statements of operations for the three months ended March 31, 2016.  Approximately 25% of awards under the 2016 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Omnibus Plan, two-thirds of which would vest at the end of 2016 and one-third of which would vest at the end of 2017.  During 2015, a comparable executive incentive plan was approved by the Compensation Committee (“2015 Incentive Plan”) that was effective January 1, 2015, and the Company recorded approximately $2.2 million in general and administrative expense in the Company’s consolidated statements of operations for the three months ended March 31, 2015.

Share Based Compensation Awards

During the first quarter of 2016, the Company issued 304,345 common shares earned under the 2015 Incentive Plan (net of shares surrendered to satisfy tax withholding obligations) at $19.87 per share, or approximately $6.0 million in share based compensation.  Of the total shares issued, 146,279 shares were unrestricted at the time of issuance, and the remaining 158,066 restricted shares will vest on December 31, 2016.  Of the total 2015 share based compensation, approximately $4.5 million was recorded as a liability as of December 31, 2015, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheets and the remaining $1.6 million, which is subject to vesting on December 31, 2016, will be recognized as compensation expense proportionately throughout 2016.  For the three months ended March 31, 2016, the Company recognized approximately $0.4 million of share based compensation expense related to the unvested restricted share awards.

9.  Subsequent Events

In April 2016, the Company paid approximately $17.5 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In April 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of May 2016.  The distribution is payable on May 16, 2016.

In April 2016, the Company entered into a loan agreement with a syndicate of commercial banks, which provides for up to $150 million of unsecured term loans in two facilities, of which $100 million will mature on April 8, 2023 (“Term Loan I”) and $50 million will mature on April 8, 2021 (“Term Loan II”).  The loan agreement contains requirements and covenants similar to the Company’s unsecured $965 million credit facility.  The interest rate for the term loans will be equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.80% to 2.60% for Term Loan I and 1.45% to 2.20% for Term Loan II, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company initially borrowed $50 million under these facilities and may borrow the remaining $100 million no later than October 5, 2016.  The Company also entered into two interest rate swap agreements, which beginning on September 30, 2016 will effectively fix the interest rate on Term Loan I and Term Loan II at 3.13% and 2.54%, respectively, subject to adjustment based on the Company’s leverage ratio.  Proceeds from the term loans have been and will be used to pay down outstanding balances under the Company’s revolving credit facility with the intent to use the increased availability to repay scheduled debt maturities within the next 12 months.

Index

 On April 13, 2016, the Company entered into a definitive merger agreement with Apple Ten, pursuant to which Apple Ten would merge into a wholly-owned subsidiary of the Company (the “Acquisition Sub”).  Apple Ten owns 56 hotels with 7,209 rooms.  Under the merger agreement, each outstanding Unit of Apple Ten (consisting of one common share of Apple Ten and one Series A preferred share of Apple Ten), other than those with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn under Virginia law, would be converted into the right to receive $1.00 in cash and 0.522 shares of the Company’s common shares, and each Apple Ten Series B convertible preferred share would be converted into the right to receive (i) a number of common shares of the Company equal to 12.11423 multiplied by 0.522 and (ii) an amount equal to 12.11423 multiplied by $1.00 in cash.  The current outstanding Company common shares will remain outstanding.  Also, under the merger agreement, the Company would assume all of Apple Ten’s assets and liabilities at closing, which include approximately $239 million of debt as of March 31, 2016.  The merger agreement provides Apple Ten with a 45-day “go-shop period” (expiring at 11:59 pm on May 28, 2016), during which Apple Ten and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.  The merger is subject to shareholder approval by each of the companies and to other customary closing conditions.  As a result, there is no assurance that the merger will occur.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company and Apple REIT Ten, Inc. (“Apple Ten”) to obtain the required shareholder or other third-party approvals to consummate the proposed merger, under which Apple Ten would be merged with and into a wholly-owned subsidiary of the Company; the satisfaction or waiver of other conditions in the merger agreement governing the merger between the Company and Apple Ten; the risk that the merger or the other transactions contemplated by the merger agreement may not be completed in the time frame expected by the parties or at all; the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, including any legal proceedings that may be instituted against the Company, Apple Ten and others related to the merger agreement; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.  Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of March 31, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year.  Although economic conditions in the United States have been generally favorable, there is no way to predict future economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis (as defined below), and industry are forecasting a low to mid-single digit percentage increase in revenue for 2016 as compared to 2015.  Based on recent revenue trends, the anticipated revenue growth rates for 2016 are lower than the growth achieved in 2015.

Index

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

As of March 31, 2016, the Company owned 179 hotels with 22,961 rooms as compared to 173 hotels with a total of 22,003 rooms as of March 31, 2015.  Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year.  No hotels were acquired or sold during the three months ended March 31, 2016.  During 2015, the Company acquired one new and six existing hotels (between June 1, 2015 and October 31, 2015) and sold 19 hotels (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015).  As a result, comparability of results for the three months ended March 31, 2016 and 2015 as discussed below is significantly impacted by these transactions.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Three Months Ended March 31,
(in thousands)	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change

Total revenue	$224,487	100.0%	$210,352	100.0%	6.7%
Hotel operating expense	127,212	56.7%	122,513	58.2%	3.8%
Property taxes, insurance and other expense	12,452	5.5%	11,561	5.5%	7.7%
Ground lease expense	2,466	1.1%	2,501	1.2%	-1.4%
General and administrative expense	4,828	2.2%	5,547	2.6%	-13.0%

Transaction costs	293		1,224
Depreciation expense	33,484		30,719
Interest and other expense, net	8,803		7,737
Gain on sale of real estate	-		15,629
Income tax expense	263		312

Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 179 hotels owned as of March 31, 2016 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 179 hotels owned as of the end of the reporting period.  For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership, and for dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2016	2015	Percent Change

ADR	$133.16	$127.69	4.3%
Occupancy	74.1%	74.3%	-0.3%
RevPAR	$98.66	$94.90	4.0%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States as well as each locality.  Economic indicators in the United States have generally been favorable, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue and operating income for its Comparable Hotels improved during the three months ended March 31, 2016 as compared to the same period in 2015.  The Company expects continued improvement in revenue and operating income for its Comparable Hotels for the remainder of 2016 as compared to 2015.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended March 31, 2016 and 2015, the Company had total revenue of $224.5 million and $210.4 million, respectively.  For the three months ended March 31, 2016 and 2015, respectively, Comparable Hotels achieved combined average occupancy of 74.1% and 74.3%, ADR of $133.16 and $127.69 and RevPAR of $98.66 and $94.90.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.  During the first quarter of 2016, the Company experienced stable occupancy and an increase in ADR compared to the first quarter of 2015, signifying general economic strength.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall room rate improvement combined with stable overall demand and the Company’s geographically diverse portfolio of upscale and upper midscale select service hotels, the Company, on a comparable basis, and industry are forecasting a low to mid-single digit percentage increase in revenue for the full year of 2016 as compared to 2015.  During the first quarter of 2016, the Company had approximately 20 properties under renovation, with approximately 44,000 room nights out of service.  Although the renovations for the full year are anticipated to be consistent with prior years, room nights out of service in the first quarter of 2016 were higher than in the first quarter of 2015.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2016 and 2015, respectively, hotel operating expense totaled $127.2 million and $122.5 million or 56.7% and 58.2% of total revenue for each respective period.  Overall hotel operational expenses for the first quarter of 2016 include the results of the seven hotels acquired after March 31, 2015 for the full period, and for the first quarter of 2015 include the results of the 19 hotels sold until the respective dates of sale.  For the Company’s Comparable Hotels, operating expense as a percentage of revenue decreased approximately 100 basis points for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to the overall increase in ADR for these hotels, favorable utility costs and the relatively fixed nature of certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs, which decline as a percentage of revenue as revenue increases.  The Company has also been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  To date, only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward.  Additionally, labor costs could be impacted in certain markets due to lower unemployment rates.  With less qualified available labor the cost could increase.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended March 31, 2016 and 2015 totaled $12.5 million and $11.6 million, respectively, or 5.5% of total revenue for each respective period.  For the Company’s Comparable Hotels, real estate taxes increased during the first quarter of 2016 compared to the first quarter of 2015, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2016.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted.

Ground Lease Expense

Ground lease expense for the three months ended March 31, 2016 and 2015 was $2.5 million for each respective period and primarily represents the expense incurred by the Company to lease land for ten of its hotel properties.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2016 and 2015 was $4.8 million and $5.5 million, respectively, or 2.2% and 2.6% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses.  In addition, the Company provides to Apple Ten the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which are reductions to general and administrative expenses.  The decrease in the first quarter of 2016 compared to the first quarter of 2015 is due primarily to increased advisory fees from Apple Ten, with Apple Ten reaching the top tier of the advisory fee structure in the second quarter of 2015, as well as reduced legal costs associated with litigation.

Index

Transaction Costs

Transaction costs for the three months ended March 31, 2016 and 2015 were approximately $0.3 million and $1.2 million, respectively.  Transaction costs for the three months ended March 31, 2016 consist primarily of costs related to the potential merger with Apple Ten totaling approximately $0.2 million and acquisition related costs.  Transaction costs for the three months ended March 31, 2015 consist primarily of (i) costs related to the Company’s merger with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. on March 1, 2014 (“A7 and A8 mergers”) totaling approximately $0.7 million, which consisted primarily of costs to defend the A7 and A8 mergers class action lawsuit, (ii) costs related to the Board of Directors’ review and evaluation of strategic alternatives, including the listing of the Company’s common shares on the New York Stock Exchange effective May 18, 2015 totaling $0.4 million and (iii) acquisition related costs.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2016 and 2015 was $33.5 million and $30.7 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned as a result of the acquisition of seven hotels in 2015 and renovations completed throughout 2016 and 2015.

Interest and Other Expense, net

Interest and other expense, net for the three months ended March 31, 2016 and 2015 was $8.8 million and $7.7 million, respectively, and is net of approximately $0.9 million and $0.6 million of interest capitalized associated with renovation projects.  The increase in interest expense was primarily due to an increase in the Company’s average outstanding borrowings during the first quarter of 2016 as compared to the prior year’s quarter which is attributable to borrowings to fund the Company’s tender offer and share repurchase program in 2015 and the acquisition of seven hotels subsequent to March 31, 2015.  The impact of higher debt balances was partially offset by a reduction in the average interest rate incurred on the Company’s total outstanding debt.  Also, the first quarter of 2015 includes a loss of approximately $0.8 million recorded to interest and other expense, net related to the change in fair value in the Company’s interest rate swap, terminated in May 2015, that was no longer designated as a cash flow hedge during the first quarter of 2015 due to a potential change in the underlying hedged debt instrument.

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

The Company further adjusts FFO for certain additional items that are not in NAREIT’s definition of FFO, including: (i) the exclusion of transaction costs as these costs do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

Index

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Net income	$34,686	$43,867
Depreciation of real estate owned	33,254	30,489
Gain on sale of real estate	-	(15,629)
Amortization of favorable and unfavorable leases, net	262	2,023
Funds from operations	68,202	60,750
Transaction costs	293	1,224
Non-cash straight-line ground lease expense	819	850
Modified funds from operations	$69,314	$62,824

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

The Company considers the exclusion of certain additional items from EBITDA useful, including: (i) the exclusion of transaction costs and the gain on sale of real estate as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Net income	$34,686	$43,867
Depreciation	33,484	30,719
Amortization of favorable and unfavorable leases, net	262	2,023
Interest and other expense, net	8,803	7,737
Income tax expense	263	312
EBITDA	77,498	84,658
Transaction costs	293	1,224
Gain on sale of real estate	-	(15,629)
Non-cash straight-line ground lease expense	819	850
Adjusted EBITDA	$78,610	$71,103

Index

Hotels Owned

As of March 31, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  The following tables summarize the number of hotels and rooms by brand and by state:

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

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 179 hotels the Company owned as of March 31, 2016.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	InnVentures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	164
New York	NY	Renaissance	Highgate	3/1/2014	205
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					22,961

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

See Note 6 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the Company’s related party transactions.

Liquidity and Capital Resources

Capital Resources

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its unsecured $965 million credit facility, which is comprised of (a) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (b) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, all funded during 2015.  Subject to certain conditions and fees, the maturity of the revolving credit facility may be extended one year and the total facility may be increased to $1.25 billion.  The revolving credit facility, which as of March 31, 2016 had unused borrowing capacity of approximately $368.1 million, is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of March 31, 2016, the Company’s revolving credit facility had an outstanding principal balance of approximately $171.9 million with an annual variable interest rate of approximately 1.99%.

The unsecured $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at March 31, 2016.

In April 2016, the Company entered into a loan agreement with a syndicate of commercial banks, which provide for up to $150 million of unsecured term loans in two facilities and entered into two interest rate swap agreements with the intent to fix the interest payments related to the term loans beginning on September 30, 2016 through the debt’s maturity.  The loan agreement has requirements and covenants similar to the Company’s unsecured $965 million credit facility.  The Company borrowed $50 million under the two facilities at closing and utilized and plans to utilize future borrowings to pay down any outstanding balances under its revolving credit facility with the intent to use the increased availability to repay scheduled debt maturities within the next 12 months.  See “Subsequent Events” section below for additional information regarding the term loans.

Capital Uses

The Company anticipates that cash flow from operations, availability under its revolving credit facility, the $150 million term loan facilities and additional borrowings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the three months ended March 31, 2016 totaled approximately $52.4 million and were paid at a monthly rate of $0.10 per common share.  For the same period the Company’s net cash generated from operations was approximately $50.8 million.  This shortfall includes a return of capital and was funded primarily by borrowings on the Company’s revolving credit facility.

Index

The Company’s current annual distribution rate, payable monthly is $1.20 per common share.  As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the revolving credit facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchase Programs

During 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million, and effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  Since implementation through the termination of the Plan, the Company purchased approximately 1.3 million common shares under the Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million, including the purchase of approximately 20,000 of its common shares in January 2016, at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million.  Purchases under the Plan were funded with availability under the Company’s unsecured $965 million credit facility.  The Company plans to continue to consider opportunistic share repurchases under the $477.6 million remaining portion of its authorized $500 million share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2016.

During the three months ended March 31, 2015, the Company redeemed approximately 0.6 million common shares at a price of $18.40 per common share, or a total of approximately $10.8 million under its previous share redemption program that was terminated following the April 2015 redemption.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has and plans to continue to reinvest in its hotels.  Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2016, the Company held $17.5 million in reserve related to these properties.  During the three months ended March 31, 2016, the Company invested approximately $18.8 million in capital expenditures and anticipates spending an additional $30 to $40 million during the remainder of 2016, which includes various scheduled renovation projects for approximately 20 properties.  The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of March 31, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $81.1 million.  All four hotels are under construction and are planned to be completed and opened for business over the next 15 months from March 31, 2016, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The Company intends to use borrowings under its unsecured $965 million credit facility to purchase the hotels under contract if a closing occurs.

Apple Ten Proposed Merger

As discussed further in the “Subsequent Events” section below, in April 2016 the Company entered into a merger agreement with Apple Ten.  If the proposed transaction is completed, the Company will be required at closing to fund the cash portion of the proposed purchase price (approximately $94 million) and extinguish debt that cannot be assumed.  At this time, the Company plans to use availability under its revolving credit facility as a source of funding.

Index

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 6 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, Apple Ten Advisors, Inc. (“A10A”) and Apple Realty Group, Inc. (“ARG”).  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ARG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility. The amounts outstanding at any point in time are not significant to any of the companies.

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

Accounting Standards Recently Issued

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted.  Some provisions of the standard require a retrospective transition approach.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In April 2016, the Company paid approximately $17.5 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In April 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of May 2016.  The distribution is payable on May 16, 2016.

Index

In April 2016, the Company entered into a loan agreement with a syndicate of commercial banks, which provides for up to $150 million of unsecured term loans in two facilities, of which $100 million will mature on April 8, 2023 (“Term Loan I”) and $50 million will mature on April 8, 2021 (“Term Loan II”).  The loan agreement contains requirements and covenants similar to the Company’s unsecured $965 million credit facility.  The interest rate for the term loans will be equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.80% to 2.60% for Term Loan I and 1.45% to 2.20% for Term Loan II, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company initially borrowed $50 million under these facilities and may borrow the remaining $100 million no later than October 5, 2016.  The Company also entered into two interest rate swap agreements, which beginning on September 30, 2016 will effectively fix the interest rate on Term Loan I and Term Loan II at 3.13% and 2.54%, respectively, subject to adjustment based on the Company’s leverage ratio.  Proceeds from the term loans have been and will be used to pay down outstanding balances under the Company’s revolving credit facility with the intent to use the increased availability to repay scheduled debt maturities within the next 12 months.

 On April 13, 2016, the Company entered into a definitive merger agreement with Apple Ten, pursuant to which Apple Ten would merge into a wholly-owned subsidiary of the Company (the “Acquisition Sub”).  Apple Ten owns 56 hotels with 7,209 rooms.  Under the merger agreement, each outstanding Unit of Apple Ten (consisting of one common share of Apple Ten and one Series A preferred share of Apple Ten), other than those with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn under Virginia law, would be converted into the right to receive $1.00 in cash and 0.522 shares of the Company’s common shares, and each Apple Ten Series B convertible preferred share would be converted into the right to receive (i) a number of common shares of the Company equal to 12.11423 multiplied by 0.522 and (ii) an amount equal to 12.11423 multiplied by $1.00 in cash.  The current outstanding Company common shares will remain outstanding.  Also, under the merger agreement, the Company would assume all of Apple Ten’s assets and liabilities at closing, which include approximately $239 million of debt as of March 31, 2016.  The merger agreement provides Apple Ten with a 45-day “go-shop period” (expiring at 11:59 pm on May 28, 2016), during which Apple Ten and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.  The merger is subject to shareholder approval by each of the companies and to other customary closing conditions.  As a result, there is no assurance that the merger will occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $540 million revolving credit facility and due to its variable interest rate term loan.  Based on the March 31, 2016 outstanding balance of $171.9 million on the Company’s $540 million revolving credit facility and its outstanding $102.5 million variable rate term loan, neither of which are hedged by interest rate swaps, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.7 million, all other factors remaining the same.  The Company’s cash balance at March 31, 2016 was $0.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

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

During 2015, the Company entered into two interest rate swap agreements with a commercial bank for the same notional amounts and maturities as two of its term loans totaling $322.5 million.  Under the terms of these interest rate swaps, the Company pays a fixed interest rate and receives a floating rate of interest equal to the one month LIBOR, effectively fixing the interest payments on these loans (subject to adjustment based on the Company’s leverage ratio) through maturity in May 2020, which as of March 31, 2016 resulted in an annual fixed interest rate of approximately 3.10%.  The interest rate swaps have been designated by the Company as effective cash flow hedges for accounting purposes.  The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  From inception of the respective swaps through March 31, 2016, the swaps were fully effective hedges, and therefore the changes in fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets. As of March 31, 2016, the aggregate fair value of these swaps totaled approximately $8.8 million (liability).  For the three months ended March 31, 2016, the changes in the aggregate fair value of these swaps resulted in an unrealized loss of approximately $6.7 million in other comprehensive income (loss).

Index

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and credit facility outstanding at March 31, 2016.  All dollar amounts are in thousands.

	April 1 - December 31, 2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$90,655	$96,245	$6,866	$199,215	$431,888	$200,648	$1,025,517	$1,023,029
Average interest rates	3.5%	3.3%	3.1%	3.2%	3.7%	4.5%

Variable rate debt:
Maturities	$585	$36,945	$-	$171,900	$425,000	$-	$634,430	$635,549
Average interest rates (1)	2.7%	2.6%	2.6%	2.7%	2.8%	n/a

Fixed rate debt:
Maturities	$90,070	$59,300	$6,866	$27,315	$6,888	$200,648	$391,087	$387,480
Average interest rates	4.9%	4.7%	4.6%	4.5%	4.5%	4.5%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  In addition, in the ordinary course of business, the Company is subject to claims and administrative proceedings, none of which, other than with respect to the legal proceedings previously disclosed, the Company believes is material or would be expected to have, individually or in the aggregate, a material adverse effect on the Company.

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed below and contained in the section titled “Risk Factors” in the 2015 Form 10-K, in addition to the other information contained in this report, including the introduction of Part I, Item 2, of this Quarterly Report on Form 10-Q regarding forward-looking statements herein.  All of these risk factors may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to shareholders.  In addition to the risks identified in the 2015 Form 10-K, the Company is also subject to the following additional risks:

The merger and related transactions are subject to approval by shareholders of both Apple REIT Ten, Inc. (“Apple Ten”) and the Company.

The pending merger involving the Company and Apple Ten (the “merger”) cannot be completed unless (i) the Apple Ten shareholders approve the merger and the other transactions contemplated by the merger agreement (the “Merger Agreement”) by the affirmative vote of the holders of at least a majority of Apple Ten’s issued and outstanding common shares, Series A preferred shares and Series B convertible preferred shares (each voting as a separate voting group), and (ii) the Company’s shareholders approve the issuance of the Company’s common shares proposed to be issued in the merger by the affirmative vote of a majority of the votes cast.  If shareholder approval is not obtained by the shareholders of either company, the merger and related transactions cannot be completed.

The merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the merger or adversely impact the Company’s ability to complete the transactions.

The completion of the merger is subject to the satisfaction or waiver of a number of conditions.  While it is currently anticipated that the merger will be completed promptly following the shareholder meetings to be called to approve the merger, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.  Accordingly, the Company cannot provide any assurances with respect to the timing of the closing of the merger, whether the merger will be completed at all and when Apple Ten shareholders would receive the merger consideration, if at all.

The merger may not be completed, which could adversely affect the value of the shares and business of the Company.

Completion of the merger is subject to the satisfaction of various conditions, including approval by the Company’s shareholders of the issuance of the Company’s common shares proposed to be issued in the merger and approval by Apple Ten’s shareholders of the merger, limits on the number of Company common shares issuable with respect to dissenters’ rights and the other conditions described in the Merger Agreement.  The Company cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed, the Company may be subject to several risks, including the following:

•	its management’s and employees’ attention to day-to-day business and operational matters may be diverted;

•
it would still be required to pay significant transaction costs related to the merger, including legal, financial advisor, printing, mailing and accounting fees, and under certain circumstances could be required to pay Apple Ten a termination fee of $25 million; and

•	reputational harm due to the adverse perception of any failure to successfully complete the merger.

If the merger is not completed, these risks could materially affect the business, financial results and share price of the Company.

Index

If the merger is not consummated by August 31, 2016 (unless extended under certain circumstances), either of the Company or Apple Ten may terminate the Merger Agreement.

The Company or Apple Ten may terminate the Merger Agreement under certain circumstances, including if the merger has not been consummated by August 31, 2016, subject to extension to November 30, 2016 in certain circumstances, if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or the failure to obtain receipt of shareholder approval from either the Apple Ten shareholders or Apple Hospitality shareholders.

The shareholders’ ownership percentage of the Company will be diluted by the merger.

The merger will dilute the ownership position of the current holders of the Company’s common shares. Following the issuance of the Company’s common shares to Apple Ten shareholders pursuant to the Merger Agreement, and assuming no exercise of applicable dissenters’ rights, current shareholders of the Company and former holders of Apple Ten units and Series B convertible preferred shares are expected to hold approximately 78% and 22%, respectively, of the Company’s outstanding common shares immediately after the merger. Consequently, holders of the Company’s common shares will have less influence over the management and policies of the Company after the merger than they currently exercise over the management and policies of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $500 million.  Effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  Since implementation through the termination of the Plan in January 2016, the Company purchased approximately 1.3 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million.  The Company plans to continue to consider opportunistic share repurchases under the $477.6 million remaining portion of its authorized $500 million share repurchase program.

The following is a summary of all share repurchases during the first quarter of 2016.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - January 31, 2016	19,926	$18.10	19,926	$477,600
February 1 - February 29, 2016	-	-	-	$477,600
March 1 - March 31, 2016	-	-	-	$477,600
Total	19,926		19,926

(1) Share repurchases made as part of the Company's $500 million share repurchase program. The program may be suspended or terminated at any time by the Company. If not terminated earlier, the program will end in July 2016.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

2.7
Agreement and Plan of Merger, dated as of April 13, 2016, among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

3.1
Amended and Restated Articles of Incorporation of the Company, as amended  (Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K (SEC File No. 000-53603) filed March 6, 2015)

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.8	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.9	Voting Agreement, dated as of April 13, 2016, by and among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and Glade M. Knight (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

10.10
Termination Agreement, dated as of April 13, 2016, by and among Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Ten, Inc. and Apple Hospitality REIT, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 5, 2016
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 5, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)