Form 10-Q
period 2016-06-30
Apple Hospitality REIT, Inc.
filed 2016-08-08
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of registrant’s common shares outstanding as of August 1, 2016: 174,670,726

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

Index

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $489,860 and $423,057, respectively	$3,603,695	$3,641,767
Cash and cash equivalents	21,614	0
Restricted cash-furniture, fixtures and other escrows	20,729	22,651
Due from third party managers, net	45,093	24,743
Other assets, net	34,335	33,614
Total Assets	$3,725,466	$3,722,775

Liabilities
Revolving credit facility	$155,600	$114,800
Term loans	470,411	421,444
Mortgage debt	396,641	461,859
Accounts payable and other liabilities	77,245	77,614
Total Liabilities	1,099,897	1,075,717

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 174,670,726 and 174,368,340 shares, respectively	3,506,613	3,500,584
Accumulated other comprehensive loss	(14,252)	(2,057)
Distributions greater than net income	(866,792)	(851,469)
Total Shareholders' Equity	2,625,569	2,647,058

Total Liabilities and Shareholders' Equity	$3,725,466	$3,722,775

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Room	$237,340	$214,991	$443,490	$407,004
Other	20,296	19,383	38,633	37,722
Total revenue	257,636	234,374	482,123	444,726

Expenses:
Operating	61,459	57,152	118,288	111,757
Hotel administrative	18,857	17,408	37,055	34,564
Sales and marketing	19,896	17,880	37,915	34,978
Utilities	7,719	7,559	15,319	15,717
Repair and maintenance	9,605	9,357	18,689	18,526
Franchise fees	10,933	9,887	20,378	18,709
Management fees	8,947	8,085	16,984	15,590
Property taxes, insurance and other	13,076	11,716	25,528	23,277
Ground lease	2,506	2,507	4,972	5,008
General and administrative	5,060	3,699	9,888	9,246
Transaction costs	1,116	5,825	1,409	7,049
Depreciation	33,824	31,135	67,308	61,854
Total expenses	192,998	182,210	373,733	356,275

Operating income	64,638	52,164	108,390	88,451

Interest and other expense, net	(9,560)	(7,226)	(18,363)	(14,963)
Gain (loss) on sale of real estate	0	(271)	0	15,358

Income before income taxes	55,078	44,667	90,027	88,846

Income tax expense	(360)	(422)	(623)	(734)

Net income	$54,718	$44,245	$89,404	$88,112

Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	(5,501)	(185)	(12,195)	(459)
Cash flow hedge losses reclassified to earnings	0	785	0	785

Comprehensive income	$49,217	$44,845	$77,209	$88,438

Basic and diluted net income per common share	$0.31	$0.24	$0.51	$0.47

Weighted average common shares outstanding - basic and diluted	174,667	185,351	174,667	185,896

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$89,404	$88,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	67,308	61,854
Gain on sale of real estate	0	(15,358)
Other non-cash expenses, net	3,233	3,988
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(20,350)	(18,940)
Increase in other assets, net	(1,552)	(2,520)
Decrease in accounts payable and other liabilities	(1,373)	(319)
Net cash provided by operating activities	136,670	116,817

Cash flows from investing activities:
Acquisition of hotel properties, net	0	(42,974)
Deposits and other disbursements for potential acquisitions	(503)	(325)
Capital improvements and development costs	(35,488)	(29,177)
Decrease in capital improvement reserves	1,611	6,971
Net proceeds from sale of real estate	0	203,504
Net cash provided by (used in) investing activities	(34,380)	137,999

Cash flows from financing activities:
Repurchases of common shares	(361)	(215,422)
Repurchases of common shares to satisfy employee withholding requirements	(459)	0
Distributions paid to common shareholders	(104,713)	(124,238)
Net proceeds from revolving credit facility	40,800	5,700
Proceeds from term loans	50,000	212,500
Repayment of term loan	0	(100,000)
Proceeds from mortgage debt	24,000	38,000
Payments of mortgage debt	(86,881)	(64,357)
Financing costs	(3,062)	(6,999)
Net cash used in financing activities	(80,676)	(254,816)

Increase in cash and cash equivalents	21,614	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$21,614	$0

Supplemental cash flow information:
Interest paid	$19,620	$15,903

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$17,451	$17,560

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

 Organization

Apple Hospitality REIT, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of June 30, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2015 Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2016.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which is comprised of unrealized losses and other adjustments resulting from hedging activity.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2016 and 2015.  As a result, basic and dilutive net income per common share were the same.

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

2.  Merger Agreement with Apple REIT Ten, Inc.

On April 13, 2016, the Company, Apple REIT Ten, Inc. (“Apple Ten”) and 34 Consolidated, Inc., a wholly-owned subsidiary of the Company (“Acquisition Sub”), entered into an Agreement and Plan of Merger, as amended on July 13, 2016 (the “Merger Agreement”).  The terms and conditions of the Merger Agreement provide that Apple Ten will merge with and into Acquisition Sub, with Acquisition Sub being the surviving corporation in the merger and remaining a wholly-owned subsidiary of the Company (the “merger”).  Acquisition Sub was formed solely for the purpose of engaging in the merger and has not conducted any prior activities.  As of June 30, 2016, Apple Ten owned 56 hotels with 7,209 rooms.  Under the terms of the Merger Agreement, each issued and outstanding unit of Apple Ten (consisting of a common share and related Series A preferred share) (each, an “Apple Ten unit”), other than those Apple Ten units with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn or lost under Virginia law, will be converted into the right to receive (i) 0.522 (the “unit exchange ratio”) common shares of the Company and (ii) $1.00 in cash, and each issued and outstanding Series B convertible preferred share of Apple Ten will be converted into the right to receive (i) a number of common shares of the Company equal to 12.11423 multiplied by the unit exchange ratio and (ii) an amount in cash equal to 12.11423 multiplied by $1.00, resulting in the issuance of a total of approximately 48.7 million common shares of the Company and a total payment of approximately $93.4 million in cash to Apple Ten shareholders (assuming no exercise of dissenters’ rights).  The current outstanding Company common shares will remain outstanding.  As a result of the merger, the Company, through its wholly-owned subsidiary, will assume all of Apple Ten’s assets and liabilities at closing, which include approximately $262 million of debt as of June 30, 2016.

If the merger closes, the advisory and related party arrangements with respect to Apple Ten and its advisors, as described in more detail in Note 7, will terminate.  The merger is subject to approval by Apple Ten shareholders and the proposed issuance of common shares by the Company in the merger is subject to approval by the Company’s shareholders.  In addition to the shareholder approvals, the merger is subject to other customary closing conditions, therefore there is no assurance that the merger will occur.  Shareholder meetings for each company are scheduled for August 31, 2016.  All costs related to the merger are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred approximately $1.2 million in expenses for the six months ended June 30, 2016, and anticipates that the Company’s total merger costs will be approximately $4 million.

Index

3.  Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Land	$561,630	$561,630
Building and Improvements	3,216,474	3,200,918
Furniture, Fixtures and Equipment	306,619	293,444
Franchise Fees	8,832	8,832
	4,093,555	4,064,824
Less Accumulated Depreciation	(489,860)	(423,057)
Investment in Real Estate, net	$3,603,695	$3,641,767

As of June 30, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  There were no acquisitions during the six month period ended June 30, 2016.  During the six month period ended June 30, 2015, the Company acquired two hotels.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired during the six months ended June 30, 2015.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price (1)
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156	$23,000
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110	19,800
					266	$42,800

(1)    At the date of purchase, the purchase price for each of these properties was funded through the Company's credit facility with availability provided primarily from the proceeds from the sale of properties discussed in Note 4. No goodwill was recorded in connection with any of the acquisitions.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

As of June 30, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $81.1 million.  The newly constructed Atlanta Home2 Suites was acquired on July 1, 2016, the same day the hotel opened for business.  The remaining three hotels are under construction and are expected to be completed and opened for business over the next 12 months from June 30, 2016, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these three hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at June 30, 2016.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Atlanta, GA (a)	Home2 Suites	5/5/2015	128	$300	$24,600
Birmingham, AL (b)(c)	Home2 Suites	8/28/2015	105	3	19,219
Birmingham, AL (b)(c)	Hilton Garden Inn	8/28/2015	105	2	19,219
Fort Worth, TX (b)	Courtyard	8/28/2015	124	5	18,034
			462	$310	$81,072

(a) Newly constructed property was acquired on July 1, 2016, the same day the hotel opened for business.
(b)  As of June 30, 2016, these hotels were under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to close over the next 12 months from June 30, 2016. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

(c) The Home2 Suites and Hilton Garden Inn hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.

Index

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  The purchase price for the Atlanta Home2 Suites was funded through borrowings under the Company’s $540 million revolving credit facility and it is anticipated that the purchase price for the remaining outstanding contracts will be funded similarly if a closing occurs.

4.  Dispositions

During the six months ended June 30, 2015, the Company sold 19 properties in two separate transactions for a total sales price of approximately $208.5 million, resulting in a gain on sale of approximately $15.4 million, which is included in the Company’s consolidated statements of operations for the six months ended June 30, 2015.  Of the 19 hotels sold, 18 hotels were sold on February 26, 2015 for $206.4 million, resulting in a gain on sale of approximately $15.6 million and one hotel was sold on June 1, 2015 for $2.1 million, resulting in a loss of approximately $0.3 million.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the increased availability used to fund hotel acquisitions during 2015.  The Company’s consolidated statements of operations include operating income (loss) of approximately $(0.1) million and $2.0 million for the three and six months ended June 30, 2015 relating to results of operations for the 19 hotels for the respective periods of ownership.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the periods of ownership of these properties are included in income from continuing operations for the three and six months ended June 30, 2015.  There were no dispositions during the six month period ended June 30, 2016.

5.  Debt

$965 Million Credit Facility

On May 18, 2015, the Company entered into an amendment and restatement of its unsecured $345 million credit facility, increasing the borrowing capacity to $965 million, reducing the annual interest rate and extending the maturity dates.  The unsecured “$965 million credit facility” is comprised of (i) a $540 million revolving credit facility with an initial maturity date of May 18, 2019 (the “revolving credit facility”) and (ii) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, of which $212.5 million was funded on May 18, 2015, $110.0 million was funded on July 1, 2015, and $102.5 million was funded on August 14, 2015 (the “$425 million term loans”).  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.50% to 2.30%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $425 million term loans, the Company entered into two interest rate swap agreements, which effectively fix the interest rate on $322.5 million of the outstanding balance at approximately 3.10%, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 6 for more information on the interest rate swap agreements.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.

$150 Million Term Loan Facility

On April 8, 2016, the Company entered into an unsecured $150 million term loan facility with a syndicate of commercial banks (the “$150 million term loan facility”), consisting of a term loan of up to $50 million that will mature on April 8, 2021 (the “$50 million term loan”) and a term loan of up to $100 million that will mature on April 8, 2023 (the “$100 million term loan”).  The Company initially borrowed $50 million under the $150 million term loan facility and may borrow the remaining $100 million at any time on or before October 5, 2016.  The credit agreement contains requirements and covenants similar to the Company’s $965 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions.  Interest payments on the $150 million term loan facility are due monthly and the interest rate is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.45% to 2.20% for the $50 million term loan and 1.80% to 2.60% for the $100 million term loan, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay quarterly an unused fee at an annual rate of 0.25% on the unused portion of the $150 million term loan facility during the quarter.  The Company also entered into two forward interest rate swap agreements, which beginning on September 30, 2016 will effectively fix the interest rate on the $50 million term loan and $100 million term loan at 2.54% and 3.13%, respectively, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 6 for more information on the interest rate swap agreements.  Proceeds from the $150 million term loan facility have been and will be used to pay down outstanding balances under the Company’s revolving credit facility with the intent to use the increased availability to repay scheduled mortgage debt maturities within the next nine months.

Index

As of June 30, 2016 and December 31, 2015, the details of the Company’s revolving credit facility, $425 million term loans and $150 million term loan facility were as set forth below.  All dollar amounts are in thousands.

		As of June 30, 2016			As of December 31, 2015
	Maturity Date	Outstanding Balance	Interest Rate		Outstanding Balance	Interest Rate
Revolving credit facility (1)	5/18/2019	$155,600	2.02%	(2)	$114,800	1.98%	(2)

Term loans
$425 million term loans	5/18/2020	425,000	2.82%	(3)	425,000	2.81%	(3)
$50 million term loan	4/8/2021	16,667	1.92%	(4)	0	-
$100 million term loan	4/8/2023	33,333	2.27%	(4)	0	-
Total term loans at stated value		475,000			425,000
Unamortized debt issuance costs		(4,589)			(3,556)
Total term loans		470,411			421,444

Total revolving credit facility and term loans		$626,011			$536,244

(1)   Unamortized debt issuance costs related to the revolving credit facility totaled approximately $3.5 million and $4.0 million as of June 30, 2016 and December 31, 2015, respectively, and are included in other assets, net in the Company's consolidated balance sheets.

(2) Annual variable interest rate at the balance sheet date.
(3)   Effective annual interest rate which includes the effect of interest rate swaps on $322.5 million of the outstanding loan balance, resulting in an annual fixed interest rate of approximately 3.10% on this portion of the debt, subject to adjustment based on the Company's leverage ratio.  See Note 6 for more information on the interest rate swap agreements.  Remaining portion is variable rate debt.

(4)   Annual variable interest rate at the balance sheet date.  The Company has entered into two forward interest rate swap agreements, which beginning on September 30, 2016 will effectively fix the interest rate on the $50 million term loan and $100 million term loan at 2.54% and 3.13%, respectively, subject to adjustment based on the Company’s leverage ratio.  See Note 6 for more information on the interest rate swap agreements.

The credit agreements governing the $965 million credit facility and $150 million term loan facility contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at June 30, 2016.

Mortgage Debt

As of June 30, 2016, the Company had approximately $399.6 million in outstanding property level debt secured by 31 properties, with maturity dates ranging from November 2016 to October 2032, stated interest rates ranging from 0% to 6.50% and effective interest rates ranging from 3.66% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of June 30, 2016 and December 31, 2015 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of June 30, 2016	Outstanding balance as of December 31, 2015
Austin, TX	Homewood Suites	5.99%		4/14/2009		(2)	$7,556	$0	$6,255
Austin, TX	Hampton Inn	5.95%		4/14/2009		(2)	7,553	0	6,247
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014		(2)	5,557	0	5,226
Round Rock, TX	Hampton Inn	5.95%		3/6/2009		(2)	4,175	0	3,457
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014		(2)	10,494	0	10,118
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011		(2)	4,954	0	4,578
Bristol, VA	Courtyard	6.59%		11/7/2008		(2)	9,767	0	8,747
Oceanside, CA	Residence Inn	4.24%	(3)	3/1/2014		(2)	15,662	0	15,090
Burbank, CA	Residence Inn	4.24%	(3)	3/1/2014		(2)	23,493	0	22,635
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		13,931	13,246	13,399
Virginia Beach, VA	Courtyard	6.02%		3/1/2014	11/11/2016		16,813	15,986	16,172
Charlottesville, VA	Courtyard	6.02%		3/1/2014	11/11/2016		14,892	14,159	14,323
Carolina Beach, NC	Courtyard	6.02%		3/1/2014	11/11/2016		12,009	11,419	11,551
Winston-Salem, NC	Courtyard	5.94%		3/1/2014	12/8/2016		7,458	7,151	7,220
Lewisville, TX (4)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014	2/1/2017		4,977	4,605	4,688
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,751	5,810
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,435	10,541
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,169	15,322
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017		6,052	5,167	5,260
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,265	12,401
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	10,849	10,986
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	11,620	11,768
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,427	5,495
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,258	14,436
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,498	11,642
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	26,754	27,091
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	21,407	21,675
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,269	8,376
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	8,913	9,028
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,210	6,296
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	7,820	7,928
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	17,497	17,741
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	15,699	15,915
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024		27,000	25,894	26,204
Westford, MA	Residence Inn	4.28%		3/18/2015	4/11/2025		10,000	9,741	9,854
Dallas, TX	Hilton	3.95%		5/22/2015	6/1/2025		28,000	27,503	27,754
Syracuse, NY	Courtyard	4.75%		10/16/2015	8/1/2024	(5)	11,199	11,033	11,158
Syracuse, NY	Residence Inn	4.75%		10/16/2015	8/1/2024	(5)	11,199	11,033	11,158
Boise, ID	Hampton Inn & Suites	4.37%	(6)	5/26/2016	6/11/2026		24,000	24,000	0
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010	10/1/2032	(7)	7,894	6,797	6,912
							$512,383	399,575	462,457
Unamortized fair value adjustment of assumed debt								118	1,284
Unamortized debt issuance costs								(3,052)	(1,882)
Total								$396,641	$461,859

(1)   Unless otherwise noted, these rates are the rates per the loan agreement.  For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2) Loans were repaid in full during the six months ended June 30, 2016.
(3) The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(4) Unsecured loan.
(5) Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.
(6)   In May 2016, the Company originated new mortgage debt secured by this hotel and entered into an interest rate swap agreement which, beginning on June 11, 2016, fixes the interest rate on this debt.  The annual fixed interest rate gives effect to the interest rate swap agreement.

(7) Outstanding principal balance is callable by lender or prepayable by the Company beginning on October 1, 2016, and every five years thereafter until maturity, subject to certain conditions.

Index

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt, the revolving credit facility and term loans), for the five years subsequent to June 30, 2016 and thereafter are as follows (in thousands):

2016 (July - December)	$74,746
2017	59,690
2018	7,274
2019	183,341
2020	432,331
Thereafter	272,793
1,030,175
Unamortized fair value adjustment of assumed debt	118
Unamortized debt issuance costs related to term loans and mortgage debt	(7,641)
Total	$1,022,652

6.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of June 30, 2016 and December 31, 2015, both the carrying value and estimated fair value of the Company’s debt were approximately $1.0 billion.  Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issue costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These instruments are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of June 30, 2016 and December 31, 2015.  All dollar amounts are in thousands.

					Fair Value (Liability)
Hedge Type	Notional Amount at June 30, 2016	Assumption or Origination Date	Maturity Date	Swap Fixed Interest Rate	June 30, 2016	December 31, 2015
Non-designated hedge (1)	$0	3/1/2014	1/13/2017	1.10%	$0	$(134)
Cash flow hedge (2)	212,500	5/21/2015	5/18/2020	1.58%	(7,035)	(1,233)
Cash flow hedge (2)	110,000	7/2/2015	5/18/2020	1.62%	(3,809)	(824)
Cash flow hedge (2)	50,000	4/7/2016	3/31/2021	1.09%	(567)	0
Cash flow hedge (2)	100,000	4/7/2016	3/31/2023	1.33%	(1,854)	0
Cash flow hedge (3)	24,000	5/9/2016	6/11/2026	1.72%	(987)	0
					$(14,252)	$(2,191)

(1)   On June 15, 2016, the Company repaid the related mortgage note and terminated this swap agreement.  As part of this termination, the Company paid the fair value of the swap, approximately $0.1 million, to satisfy the outstanding liability at the time of termination.

(2)   In May 2015 and July 2015, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts as its $212.5 million term loan and its $110 million term loan.  In April 2016, the Company entered into forward interest rate swap agreements with a commercial bank, which beginning on September 30, 2016 will effectively fix the interest rate on the $50 million term loan and $100 million term loan.  See Note 5 for more information on the term loans.   Each of these swaps has been designated as a cash flow hedge for accounting purposes.

(3)   In May 2016, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount as a $24 million mortgage loan, which has been designated as a cash flow hedge for accounting purposes.  See Note 5 for more information on the mortgage debt.

Index

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  For swaps designated as cash flow hedges, the changes in fair value on the effective portion are recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets.  Changes in fair value on the ineffective portion of all designated hedges are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For terminated or matured swaps that were not designated as cash flow hedges (including four swaps, of which two matured or terminated in the first quarter of 2015, one terminated in the second quarter of 2015 and one terminated in the second quarter of 2016), the changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Other than the fair value changes associated with the terminated interest rate swap for which hedge accounting was discontinued during the first half of 2015 as discussed below, fair value changes for derivatives that were not in qualifying hedge relationships for the three and six months ended June 30, 2016 and 2015 were not material.

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded unrealized losses of approximately $5.5 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and unrealized losses of approximately $12.2 million and $0.5 million during the six months ended June 30, 2016 and 2015, respectively, to other comprehensive income (loss).  There was no ineffectiveness recorded on designated cash flow hedges during the three and six months ended June 30, 2016 and 2015.  Amounts reported in accumulated other comprehensive loss will be reclassified to interest and other expense, net as interest payments are made on the Company’s variable-rate derivatives.  The Company reclassified unrealized losses of approximately $1.0 million and $0.3 million during the three months ended June 30, 2016 and 2015 and unrealized losses of approximately $1.9 million and $0.6 million during the six months ended June 30, 2016 and 2015 from accumulated other comprehensive loss to interest and other expense, net.  Approximately $4.8 million of the net unrealized losses included in accumulated other comprehensive loss at June 30, 2016 is expected to be reclassified into interest and other expense, net within the next 12 months.  Also, during the second quarter of 2015, the Company reclassified $0.8 million of unrealized losses from accumulated other comprehensive loss to net income which was associated with the $100 million terminated swap agreement as discussed below.  Amounts recorded to accumulated other comprehensive loss totaled approximately $14.3 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively.

Terminated Interest Rate Swap

In May 2015, concurrent with the Listing, the Company amended and restated its credit facility, at which time it repaid its $100 million term loan and terminated its $100 million interest rate swap, which was scheduled to mature in March 2019.  At inception, this swap was designated as a cash flow hedge for accounting purposes, and from inception of the swap through March 2, 2015, the swap was a fully effective hedge, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets, which totaled $0.8 million as of March 2, 2015.  In the first quarter of 2015, the Company announced its intent to pursue a listing of its common shares on a national securities exchange and to enter into a modified credit facility and, as a result of this decision, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore, the Company discontinued hedge accounting, and subsequent changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statements of operations.  The termination of the swap in May 2015 resulted in a cash settlement totaling approximately $1.1 million, the fair value at the time of settlement.  As a result, the Company realized a loss of approximately $1.1 million during the six months ended June 30, 2015 related to the swap termination, of which approximately $0.8 million previously recorded to accumulated other comprehensive loss ($0.3 million was recorded during the first quarter of 2015) was reclassified as an increase to transaction costs with the remaining amount recorded to interest and other expense, net in the Company’s consolidated statements of operations.

7.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  As of June 30, 2016, there have been no changes to the contracts and relationships discussed in the Company’s 2015 Annual Report on Form 10-K, other than the Merger Agreement and related transactions discussed herein.  Below is a summary of the related party relationships in effect and transactions that occurred during the six months ended June 30, 2016 and 2015.

Index

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

Subcontract Agreement with A10A

The Company has a subcontract agreement with A10A.  Under the agreement, A10A has subcontracted its obligations under its advisory agreement with Apple Ten to the Company.  The Company provides to Apple Ten the advisory services contemplated under the A10A advisory agreement and receives an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and is reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Total advisory fees earned by the Company from Apple Ten for the six months ended June 30, 2016 and 2015 totaled approximately $1.2 million in each period, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

Support Services to Apple Ten, A10A and ARG

The Company provides support services to Apple Ten and its advisors, A10A and ARG, which have agreed to reimburse the Company for its costs in providing these services.  Total reimbursed costs received by the Company from these entities for the six months ended June 30, 2016 and 2015 totaled approximately $1.7 million and $1.3 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  As of June 30, 2016 and December 31, 2015, total amounts due from Apple Ten, A10A and ARG for reimbursements under the cost sharing structure totaled approximately $0.1 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company.  The amounts reimbursed to the Company are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ARG.  As part of the cost sharing arrangements, certain day-to-day transactions may result in amounts due to or from the Company, Apple Ten, A10A and ARG.  To efficiently manage cash disbursements, the Company, Apple Ten, A10A or ARG may make payments for any or all of the related companies.  Under the cash management process, each of the companies may advance or defer up to $1 million at any time.  Each month, any outstanding amounts are settled among the affected companies.  This process allows each company to minimize its cash on hand, which, in turn, reduces the cost of each company’s credit facility.  The amounts outstanding at any point in time are not significant to any of the companies.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a jointly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes.  Apple Air is jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of June 30, 2016 and December 31, 2015, totaled approximately $0.8 and $0.7 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The aircraft is also leased to affiliates of the Company based on third party rates, which was not significant during the reporting periods.  The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates.  Total amounts incurred during the six months ended June 30, 2016 and 2015 were approximately $0.1 million in each period related to aircraft owned through these two entities and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement, as discussed in Note 2, on April 13, 2016, the Company, Apple Ten, A10A and ARG entered into a termination agreement (the “termination agreement”).  Pursuant to the terms of the termination agreement, the existing advisory agreement, property acquisition/disposition agreement and subcontract agreement with respect to the Company, Apple Ten, A10A and ARG, discussed above, will be terminated effective immediately after the effective time of the merger, and no fees will be payable as a result of the termination of these agreements.  As a result, if the merger is completed, Apple Ten would no longer pay the various fees currently paid to the Company under the subcontract agreement and A10A would no longer subcontract its advisory services to the Company.  Additionally, Apple Ten would no longer have any advisory contracts with A10A or ARG after the merger.  Both the advisory fees and reimbursed costs received by the Company from Apple Ten are recorded as general and administrative expense by Apple Ten and reductions to general and administrative expense by the Company and, therefore, the termination of the subcontract agreement will have no financial impact on the combined company after the effective time of the merger.  Also under the Merger Agreement, Apple Ten’s 26% interest in Apple Air would be one of the assets acquired by the Company if the merger is completed.

Index

Under the proposed merger, if completed, the officers and Executive Chairman of the Company would receive a combined 3.1 million common shares of the Company and $6.0 million in exchange for their ownership interests in Apple Ten, including amounts assigned to others.

8.  Shareholders’ Equity

Distributions

For the three months ended June 30, 2016 and 2015, the Company paid distributions of $0.30 and $0.3267 per common share for a total of $52.4 million and $60.8 million, respectively.  For the six months ended June 30, 2016 and 2015, the Company paid distributions of $0.60 and $0.6667 per common share for a total of $104.7 million and $124.2 million, respectively.  Additionally, in June 2016, the Company declared a monthly distribution of $0.10 per common share, totaling $17.5 million, which was recorded as a payable as of June 30, 2016 and paid in July 2016.  As of December 31, 2015, a monthly distribution of $0.10 per common share, totaling $17.4 million, was recorded as a payable and paid in January 2016.  These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

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

Share Repurchases

In connection with the Listing, the Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company incurred approximately $0.6 million in costs related to the Tender Offer which were recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its $965 million credit facility.

During 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million through July 7, 2016.  Effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  From implementation through the termination of the Plan, the Company purchased approximately 1.3 million of its common shares under the Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million, including the purchase of approximately 20,000 of its common shares in January 2016, at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million.  In June 2016, the Board of Directors approved a one-year extension of the program authorizing share repurchases up to an aggregate of $475 million.  The Company plans to continue to consider opportunistic share repurchases under its $475 million share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2017.

Index

During the six months ended June 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million under its previous share redemption program that was terminated following the April 2015 redemption.

9.  Compensation Plans

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

In February 2016, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an executive incentive plan (“2016 Incentive Plan”), effective January 1, 2016, and established incentive goals for 2016.  Under the 2016 Incentive Plan, participants are eligible to receive a bonus based on the achievement of certain 2016 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation.  The range of potential aggregate payouts under the 2016 Incentive Plan is $0 - $15 million.  Based on performance through June 30, 2016, the Company has accrued approximately $3.6 million as a liability for potential executive bonus payments under the 2016 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of June 30, 2016.  Compensation expense recognized by the Company under the 2016 Incentive Plan is included in general and administrative expense in the Company’s consolidated statements of operations and totaled approximately $1.7 million and $3.6 million for the three and six months ended June 30, 2016, respectively.  Approximately 25% of awards under the 2016 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Omnibus Plan, two-thirds of which would vest at the end of 2016 and one-third of which would vest at the end of 2017.  During 2015, a comparable executive incentive plan was approved by the Compensation Committee (“2015 Incentive Plan”) that was effective January 1, 2015, and the Company recorded approximately $1.0 million and $3.2 million in general and administrative expense in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015.

Share Based Compensation Awards

During the first quarter of 2016, the Company issued 304,345 common shares earned under the 2015 Incentive Plan (net of shares surrendered to satisfy tax withholding obligations) at $19.87 per share, or approximately $6.0 million in share based compensation.  Of the total shares issued, 146,279 shares were unrestricted at the time of issuance, and the remaining 158,066 restricted shares will vest on December 31, 2016.  Of the total 2015 share based compensation, approximately $4.5 million was recorded as a liability as of December 31, 2015, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheets and the remaining $1.6 million, which is subject to vesting on December 31, 2016, will be recognized as compensation expense proportionately throughout 2016.  For the three and six months ended June 30, 2016, the Company recognized approximately $0.4 million and $0.8 million, respectively, of share based compensation expense related to the unvested restricted share awards.

10.  Subsequent Events

In July 2016, the Company paid approximately $17.5 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In July 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of August 2016.  The distribution is payable on August 15, 2016.

On July 1, 2016, the Company closed on the purchase of a newly constructed 128-room Home2 Suites in Atlanta, Georgia, the same day the hotel opened for business.  The gross purchase price was $24.6 million.

On July 19, 2016, one lawsuit was filed against the Company, Apple Ten and Apple Ten’s Board of Directors, and certain officers of each company in connection with the proposed merger.  For additional information about the lawsuit, refer to Part II, Item 1, Legal Proceedings, appearing elsewhere in this Quarterly Report on Form 10-Q.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company and Apple REIT Ten, Inc. (“Apple Ten”) to obtain the required shareholder or other third-party approvals to consummate the proposed merger, under which Apple Ten would be merged with and into a wholly-owned subsidiary of the Company; the satisfaction or waiver of other conditions in the merger agreement governing the merger between the Company and Apple Ten; the risk that the merger or the other transactions contemplated by the merger agreement may not be completed in the time frame expected by the parties or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement and that a termination under certain circumstances could require the Company to pay Apple Ten a termination fee; the ability of the Company to effectively acquire and dispose of properties, including properties to be acquired in the merger; the ability of the Company to successfully integrate pending transactions and implement its operating strategy, including the merger; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, including any legal proceedings that have been or may be instituted against the Company, Apple Ten and others related to the merger agreement; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”).  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.  Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of June 30, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company.

Index

Merger Agreement with Apple REIT Ten, Inc.

On April 13, 2016, the Company entered into a definitive merger agreement with Apple Ten, as amended on July 13, 2016 (the “Merger Agreement”), pursuant to which Apple Ten will merge with and into a wholly-owned subsidiary of the Company (the “merger”).  As of June 30, 2016, Apple Ten owned 56 hotels with 7,209 rooms.  Under the terms of the Merger Agreement, each issued and outstanding unit of Apple Ten (consisting of a common share and related Series A preferred share) (each, an “Apple Ten unit”), other than those Apple Ten units with respect to which statutory dissenters’ rights of appraisal have been properly exercised, perfected and not subsequently withdrawn or lost under Virginia law, will be converted into the right to receive (i) 0.522 (the “unit exchange ratio”) common shares of the Company and (ii) $1.00 in cash, and each issued and outstanding Series B convertible preferred share of Apple Ten will receive the same consideration described above on an as-converted basis, resulting in the issuance of a total of approximately 48.7 million common shares of the Company and a total payment of approximately $93.4 million in cash to Apple Ten shareholders (assuming no exercise of dissenters’ rights).  The current outstanding Company common shares will remain outstanding.  As a result of the merger, a wholly-owned subsidiary of the Company will assume all of Apple Ten’s assets and liabilities at closing, which include approximately $262 million of debt as of June 30, 2016.  If the merger closes, the advisory and related party arrangements with respect to Apple Ten and its advisors will terminate.  The merger is subject to approval by Apple Ten shareholders and the proposed issuance of common shares by the Company in the merger is subject to approval by the Company’s shareholders.  In addition to the shareholder approvals, the merger is subject to other customary closing conditions, therefore there is no assurance that the merger will occur.  Shareholder meetings for each company are scheduled for August 31, 2016.  If all conditions to closing are satisfied, the merger is expected to close in the third quarter of 2016.  See Note 2 titled “Merger Agreement with Apple REIT Ten, Inc.” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the proposed merger with Apple Ten.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  The hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating income as compared to the prior year.  Although economic conditions in the United States have been generally favorable, there is no way to predict future economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis (as defined below), and industry are forecasting a low to mid-single digit percentage increase in revenue for the full year of 2016 as compared to 2015.  Based on recent revenue trends, the anticipated revenue growth rates for comparable hotels in 2016 are lower than the growth achieved in 2015.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

As of June 30, 2016, the Company owned 179 hotels with 22,961 rooms as compared to 174 hotels with a total of 22,177 rooms as of June 30, 2015.  Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year.  No hotels were acquired or sold during the six months ended June 30, 2016.  During 2015, the Company acquired one new and six existing hotels (between June 1, 2015 and October 31, 2015) and sold 19 hotels (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015).  As a result, comparability of results for the three and six months ended June 30, 2016 and 2015 as discussed below is significantly impacted by these transactions.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except statistical data)	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change

Total revenue	$257,636	100.0%	$234,374	100.0%	9.9%	$482,123	100.0%	$444,726	100.0%	8.4%
Hotel operating expense	137,416	53.3%	127,328	54.3%	7.9%	264,628	54.9%	249,841	56.2%	5.9%
Property taxes, insurance and other expense	13,076	5.1%	11,716	5.0%	11.6%	25,528	5.3%	23,277	5.2%	9.7%
Ground lease expense	2,506	1.0%	2,507	1.1%	0.0%	4,972	1.0%	5,008	1.1%	-0.7%
General and administrative expense	5,060	2.0%	3,699	1.6%	36.8%	9,888	2.1%	9,246	2.1%	6.9%

Transaction costs	1,116		5,825		-80.8%	1,409		7,049		-80.0%
Depreciation expense	33,824		31,135		8.6%	67,308		61,854		8.8%
Interest and other expense, net	9,560		7,226		32.3%	18,363		14,963		22.7%
Gain (loss) on sale of real estate	-		(271)		n/a	-		15,358		n/a
Income tax expense	360		422		-14.7%	623		734		-15.1%

Number of hotels owned at end of period	179		174		2.9%	179		174		2.9%
ADR	$138.16		$131.33		5.2%	$135.79		$128.51		5.7%
Occupancy	82.2%		81.8%		0.5%	78.2%		77.6%		0.8%
RevPAR	$113.59		$107.43		5.7%	$106.13		$99.72		6.4%

Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 179 hotels owned as of June 30, 2016 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 179 hotels owned as of the end of the reporting period.  For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company.  This information has not been audited, either for the periods owned or prior to ownership by the Company.  For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Change	2016	2015	Percent Change

ADR	$138.16	$131.97	4.7%	$135.79	$129.95	4.5%
Occupancy	82.2%	81.9%	0.4%	78.2%	78.1%	0.1%
RevPAR	$113.59	$108.09	5.1%	$106.13	$101.53	4.5%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States and each individual locality.  Economic indicators in the United States have generally been favorable, which continues to positively impact the overall lodging industry.  As a result, the Company’s revenue and operating income for its Comparable Hotels improved during the three and six months ended June 30, 2016 as compared to the same periods in 2015.  The Company expects continued improvement in revenue and operating income for its Comparable Hotels for the remainder of 2016 as compared to 2015.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended June 30, 2016 and 2015, the Company had total revenue of $257.6 million and $234.4 million, respectively.  For the six months ended June 30, 2016 and 2015, the Company had total revenue of $482.1 million and $444.7 million, respectively.  For the three months ended June 30, 2016 and 2015, respectively, Comparable Hotels achieved combined average occupancy of 82.2% and 81.9%, ADR of $138.16 and $131.97 and RevPAR of $113.59 and $108.09.  For the six months ended June 30, 2016 and 2015, respectively, Comparable Hotels achieved combined average occupancy of 78.2% and 78.1%, ADR of $135.79 and $129.95 and RevPAR of $106.13 and $101.53.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the second quarter and first half of 2016, the Company experienced stable occupancy and an increase in ADR compared to the same periods of 2015, signifying general economic strength.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall room rate improvement combined with stable overall demand growth compared to supply growth and the Company’s geographically diverse portfolio of upscale and upper midscale select service hotels, the Company, on a comparable basis, and industry are forecasting a low to mid-single digit percentage increase in revenue for the full year of 2016 as compared to 2015.  During the first half of 2016, the Company had approximately 25 properties under renovation, with approximately 51,000 room nights out of service.  Although the renovations for the full year are anticipated to be consistent with prior years, room nights out of service in the first half of 2016 were higher than in the first half of 2015.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended June 30, 2016 and 2015, respectively, hotel operating expense totaled $137.4 million and $127.3 million or 53.3% and 54.3% of total revenue for each respective period.  For the six months ended June 30, 2016 and 2015, respectively, hotel operating expense totaled $264.6 million and $249.8 million or 54.9% and 56.2% of total revenue for each respective period.  Overall hotel operational expenses for the first six months of 2016 include the results of seven hotels acquired after June 1, 2015 for the full period, and for the first six months of 2015 included the results of the 19 hotels sold until the respective dates of sale.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue decreased approximately 100 and 80 basis points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily due to the overall increase in ADR for these hotels, favorable utility costs and the relatively fixed nature of certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs, which decline as a percentage of revenue as revenue increases.  The Company has also been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  To date, only modest increases in labor cost have been experienced by the Company, however the Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward.  Additionally, labor costs could be impacted in certain markets due to lower unemployment rates.  With less qualified available labor the cost could increase.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended June 30, 2016 and 2015 totaled $13.1 million and $11.7 million, respectively, or 5.1% and 5.0% of total revenue, respectively.  For the six months ended June 30, 2016 and 2015, property taxes, insurance and other expense totaled $25.5 million and $23.3 million, respectively, or 5.3% and 5.2% of total revenue, respectively.  For the Company’s Comparable Hotels, real estate taxes increased during the first half of 2016 compared to the first half of 2015, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2016.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted.

Index

Ground Lease Expense

Ground lease expense for both the three months ended June 30, 2016 and 2015 was $2.5 million.  For the six months ended June 30, 2016 and 2015, ground lease expense was $5.0 million for each respective period.  Ground lease expense primarily represents the expense incurred by the Company to lease land for ten of its hotel properties.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2016 and 2015 was $5.1 million and $3.7 million, respectively, or 2.0% and 1.6% of total revenue, respectively.  For the six months ended June 30, 2016 and 2015, general and administrative expense was $9.9 million and $9.2 million, respectively, or 2.1% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses.  In addition, the Company provides to Apple Ten the advisory services contemplated under their advisory agreement, and the Company receives fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which are reductions to general and administrative expenses.  During the second quarter of 2015, Apple Ten reached the top tier of fees under its advisory agreement resulting in the recognition of approximately $0.3 million in additional advisory fees by the Company during this period.  The increase in general and administrative expense for both the second quarter and first half of 2016 as compared to the prior year was due to an increase in share based compensation expense.  As a result of listing the Company’s common shares on the New York Stock Exchange effective May 18, 2015 (the “Listing”), the Company added a share based component to its executive compensation incentive plan in 2015, with compensation recognized over a two year period and, as a result, 2016 executive compensation expense includes recognition of share based compensation from both the 2015 and 2016 executive compensation incentive plans.  The increase for the six months ended June 30, 2016 as compared to the prior year was partially offset by reduced legal costs associated with litigation.

Transaction Costs

Transaction costs for the three months ended June 30, 2016 and 2015 were approximately $1.1 million and $5.8 million, respectively.  For the six months ended June 30, 2016 and 2015, transaction costs were approximately $1.4 million and $7.0 million, respectively.  Transaction costs for the six months ended June 30, 2016 consist primarily of costs related to the pending merger with Apple Ten pursuant to the Merger Agreement discussed herein totaling approximately $1.2 million and other acquisition related costs.  The Company will continue to incur costs related to the merger until the merger is completed or the Merger Agreement is terminated.  Transaction costs for the six months ended June 30, 2015 consist primarily of (i) costs related to the Board of Directors’ review and evaluation of strategic alternatives, including the Listing totaling $5.8 million, (ii) costs related to the Company’s merger with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. on March 1, 2014 (“A7 and A8 mergers”) totaling approximately $0.9 million, which consisted primarily of costs to defend the A7 and A8 mergers class action lawsuit and (iii) acquisition related costs totaling approximately $0.3 million.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2016 and 2015 was $33.8 million and $31.1 million, respectively.  For the six months ended June 30, 2016 and 2015, depreciation expense was $67.3 million and $61.9 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was due to the increase in the number of properties owned as a result of the acquisition of seven hotels in 2015 and renovations completed throughout 2016 and 2015.

Interest and Other Expense, net

Interest and other expense, net for the three months ended June 30, 2016 and 2015 was $9.6 million and $7.2 million, respectively, and is net of approximately $0.1 million and $0.04 million of interest capitalized associated with renovation projects, respectively.  For the six months ended June 30, 2016 and 2015, interest and other expense, net was $18.4 million and $15.0 million, respectively, and is net of approximately $1.0 million and $0.6 million of interest capitalized associated with renovation projects, respectively.  The increase in interest expense was primarily due to an increase in the Company’s average outstanding borrowings during the first half of 2016 as compared to 2015 which is attributable to borrowings to fund the Company’s tender offer and share repurchase program in 2015 and the acquisition of seven hotels between June 1, 2015 and October 31, 2015.  The impact of higher debt balances was partially offset by a reduction in the average interest rate incurred on the Company’s total outstanding debt.  Also, the first six months of 2015 includes a loss of approximately $0.4 million recorded to interest and other expense, net related to the change in fair value in the Company’s interest rate swap terminated in May 2015, from the time that it was no longer designated as a cash flow hedge during the first quarter of 2015 through the termination date.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$54,718	$44,245	$89,404	$88,112
Depreciation of real estate owned	33,594	30,906	66,848	61,395
(Gain) loss on sale of real estate	-	271	-	(15,358)
Amortization of favorable and unfavorable leases, net	119	133	381	2,156
Funds from operations	88,431	75,555	156,633	136,305
Transaction costs	1,116	5,825	1,409	7,049
Non-cash straight-line ground lease expense	817	849	1,636	1,699
Modified funds from operations	$90,364	$82,229	$159,678	$145,053

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

Index

The Company considers the exclusion of certain additional items from EBITDA useful, including: (i) the exclusion of transaction costs and gains or losses from sales of real estate as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$54,718	$44,245	$89,404	$88,112
Depreciation	33,824	31,135	67,308	61,854
Amortization of favorable and unfavorable leases, net	119	133	381	2,156
Interest and other expense, net	9,560	7,226	18,363	14,963
Income tax expense	360	422	623	734
EBITDA	98,581	83,161	176,079	167,819
Transaction costs	1,116	5,825	1,409	7,049
(Gain) loss on sale of real estate	-	271	-	(15,358)
Non-cash straight-line ground lease expense	817	849	1,636	1,699
Adjusted EBITDA	$100,514	$90,106	$179,124	$161,209

Hotels Owned

As of June 30, 2016, the Company owned 179 hotels with an aggregate of 22,961 rooms located in 32 states.  The following tables summarize the number of hotels and rooms by brand and by state:

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

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 179 hotels the Company owned as of June 30, 2016.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	InnVentures	3/1/2014	86
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	164
New York	NY	Renaissance	Highgate	3/1/2014	205
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					22,961

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its unsecured “$965 million credit facility”, which is comprised of (i) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (ii) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, all funded during 2015.  Subject to certain conditions and fees, the maturity of the revolving credit facility may be extended one year and the total facility may be increased to $1.25 billion.  The revolving credit facility, which as of June 30, 2016 had unused borrowing capacity of approximately $384.4 million, is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of June 30, 2016, the Company’s $540 million revolving credit facility had an outstanding principal balance of approximately $155.6 million with an annual variable interest rate of approximately 2.02%.

In April 2016, the Company entered into an unsecured $150 million term loan facility with a syndicate of commercial banks (the “$150 million term loan facility”), consisting of a term loan of up to $50 million that will mature on April 8, 2021 and a term loan of up to $100 million that will mature on April 8, 2023 and entered into two forward interest rate swap agreements which, beginning on September 30, 2016, will effectively fix the interest payments related to the term loans through maturity.  The Company initially borrowed $50 million under the $150 million term loan facility and may borrow the remaining $100 million at any time on or before October 5, 2016.  The credit agreement has requirements and covenants similar to the Company’s unsecured $965 million credit facility.  Proceeds from the $150 million term loan facility have been and will be used to pay down outstanding balances under the Company’s $540 million revolving credit facility with the intent to use the increased availability to repay scheduled mortgage debt maturities within the next nine months.

The credit agreements governing the $965 million credit facility and $150 million term loan facility contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at June 30, 2016.

Capital Uses

The Company anticipates that cash flow from operations, availability under its $540 million revolving credit facility, the $150 million term loan facility and additional borrowings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, the cash portion of the purchase price in the proposed merger with Apple Ten, the extinguishment of Apple Ten’s revolving credit facility, hotel renovations and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the six months ended June 30, 2016 totaled approximately $104.7 million and were paid at a monthly rate of $0.10 per common share.  For the same period the Company’s net cash generated from operations was approximately $136.7 million.

Index

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share.  As it has done historically, due to seasonality, the Company may use its $540 million revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If cash flow from operations and the $540 million revolving credit facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In connection with the Listing, the Board of Directors approved a modified "Dutch Auction" tender offer to purchase up to $200 million in value of the Company’s common shares (the “Tender Offer”), which commenced on May 18, 2015 and expired on June 22, 2015.  Upon expiration, the Company accepted for purchase approximately 10.5 million of its common shares, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the Tender Offer.  The total common shares accepted for purchase represented approximately 97% of the common shares properly tendered and not properly withdrawn at the purchase price of $19.00 per common share.  Payment for shares accepted for purchase occurred on June 24, 2015, and the shares purchased were retired.  The Company incurred approximately $0.6 million in costs related to the Tender Offer which were recorded as a reduction to shareholders’ equity in the Company’s consolidated balance sheets.  The Company funded the Tender Offer and all related costs primarily from borrowings under its $965 million credit facility.

During 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million through July 7, 2016, and effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“Plan”) that provided for share repurchases in open market transactions.  To be able to more effectively respond to market conditions, the Company terminated the Plan in January 2016.  From implementation through the termination of the Plan, the Company purchased approximately 1.3 million common shares under the Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million, including the purchase of approximately 20,000 of its common shares in January 2016, at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million.  Purchases under the Plan were funded with availability under the Company’s unsecured $965 million credit facility.  In June 2016, the Board of Directors approved a one-year extension of the program authorizing share repurchases up to an aggregate of $475 million.  The Company plans to continue to consider opportunistic share repurchases under its $475 million share repurchase program.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2017.

During the six months ended June 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million under its previous share redemption program that was terminated following the April 2015 redemption.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has and plans to continue to reinvest in its hotels.  Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of June 30, 2016, the Company held $17.5 million in reserve related to these properties.  During the six months ended June 30, 2016, the Company invested approximately $28.8 million in capital expenditures and anticipates spending an additional $20 to $30 million during the remainder of 2016, which includes various scheduled renovation projects for approximately 15 to 20 properties.  The Company does not currently have any existing or planned projects for development.

Index

Hotel Contract Commitments

As of June 30, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $81.1 million.  The newly constructed Atlanta Home2 Suites was acquired on July 1, 2016, the same date the hotel opened for business.  The remaining three hotels are under construction and are expected to be completed and opened for business over the next 12 months from June 30, 2016, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these three hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The purchase price for the Atlanta Home2 Suites was funded through borrowings under the Company’s $540 million revolving credit facility and it is anticipated that the purchase price for the remaining outstanding contracts will be funded similarly if a closing occurs.

Apple Ten Proposed Merger

As discussed further in the “Merger Agreement with Apple REIT Ten, Inc.” section above, in April 2016 the Company entered into a Merger Agreement with Apple Ten.  If the proposed merger is completed, the Company will be required at closing to fund the cash portion of the proposed purchase price (approximately $93.4 million assuming no dissenters’ rights) and extinguish debt that cannot be assumed.  At this time, the Company plans to use availability under its $540 million revolving credit facility as the source of funding.

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

Index

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

Subsequent Events

In July 2016, the Company paid approximately $17.5 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In July 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of August 2016.  The distribution is payable on August 15, 2016.

On July 1, 2016, the Company closed on the purchase of a newly constructed 128-room Home2 Suites in Atlanta, Georgia, the same day the hotel opened for business.  The gross purchase price was $24.6 million.

On July 19, 2016, one lawsuit was filed against the Company, Apple Ten and Apple Ten’s Board of Directors, and certain officers of each company in connection with the proposed merger.  For additional information about the lawsuit, refer to Part II, Item 1, Legal Proceedings, appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $540 million revolving credit facility and due to its variable interest rate term loan.  As of June 30, 2016, after giving effect to interest rate swaps, as described below, approximately $258.1 million, or 25% of the Company’s total debt outstanding, was subject to variable interest rates.  Based on the Company’s variable rate debt outstanding as of June 30, 2016, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.6 million, all other factors remaining the same.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.  Based on the Company’s cash balance at June 30, 2016 of $21.6 million, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.2 million, all other factors remaining the same.

The Company’s variable rate debt consists of its $965 million credit facility, $150 million term loan facility and one variable rate mortgage loan.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable rate debt.  As of June 30, 2016, the Company has five interest rate swap agreements (including the two forward interest rate swap agreements discussed herein) that effectively fix the interest payments on the approximately $396.5 million of the Company’s variable rate debt (including one variable-rate mortgage loan and four term loans) through maturity.  In April 2016, the Company entered into a $150 million term loan facility, comprised of a five-year term loan of up to $50 million and a seven-year term loan of up to $100 million (the “$150 million term loans”).  The Company initially borrowed $50 million under the $150 million term loan facility and may borrow the remaining $100 million at any time on or before October 5, 2016.  The Company also entered into two forward interest rate swap agreements, which beginning on September 30, 2016 will effectively fix the interest payments related to the $150 million term loans through maturity.  Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.

Index

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt, $965 million credit facility and $150 million term loan facility outstanding at June 30, 2016.  All dollar amounts are in thousands.

	July 1 - December 31, 2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$74,746	$59,690	$7,274	$183,341	$432,331	$272,793	$1,030,175	$1,031,632
Average interest rates	3.5%	3.3%	3.2%	3.3%	3.6%	4.2%

Variable rate debt:
Maturities	$188	$390	$408	$156,026	$425,443	$72,145	$654,600	$655,247
Average interest rates (1)	2.7%	2.7%	2.7%	2.8%	3.0%	3.4%

Fixed rate debt:
Maturities	$74,558	$59,300	$6,866	$27,315	$6,888	$200,648	$375,575	$376,385
Average interest rates	4.9%	4.7%	4.6%	4.5%	4.5%	4.5%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) except as noted below.

DCG&T et al. v. Knight, et al.
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, on January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.).
The parties reached an agreement in principle to settle the claims that remained and the Court approved the settlement by order dated September 15, 2015 (the “Order”).  The settlement is among the remaining Defendants (the former Apple REIT Nine, Inc. board of directors) and certain former Apple REIT Nine, Inc. shareholders and does not directly involve the Company.  A former shareholder who objected to the settlement appealed the Order approving the settlement to the Fourth Circuit Court of Appeals, and plaintiffs cross-appealed the former shareholder’s standing to object to the settlement.  On May 13, 2016, the Fourth Circuit dismissed the former shareholder’s appeal and the time period to appeal that dismissal has now passed.  The settlement was subsequently effectuated and did not impact the Company’s financial position.

Quinn v. Knight, et al.

On July 19, 2016, a purported shareholder of Apple Ten commenced a derivative action in the United States District Court for the Eastern District of Virginia, captioned and numbered Quinn v. Knight, et al, Case No. 3:16-cv-610 (the "Complaint").  The Complaint names as defendants the members of Apple Ten's board of directors (the "Directors"), certain officers of Apple Ten (collectively, the "Officers"), the Company and, as a nominal defendant, Apple Ten.  The Complaint makes various allegations against the Directors, the Officers and the Company, including that (i) the Directors breached their fiduciary duties of loyalty and good faith in approving the merger by, among other things, a conflicted process that favored certain insiders and including materially false, incomplete and misleading statements in the definitive joint proxy statement/prospectus in connection with the merger and (ii) the Company and the Officers aided and abetted those alleged breaches of fiduciary duty.  The Complaint seeks to enjoin the shareholder vote on the merger, currently scheduled on August 31, 2016, damages, rescission, costs and attorney's fees.  On July 22, 2016, plaintiff filed a motion for expedited proceedings.  On August 5, 2016, the Court scheduled a hearing for August 26, 2016 on the plaintiff's motion to enjoin the shareholder vote on the merger.  Plaintiff's motion for preliminary injunction, which has not been filed, is due August 13, 2016.  The Company and Apple Ten believe the allegations in the Complaint are without merit and intend to defend vigorously against those allegations.

Item 1A.  Risk Factors

You should carefully consider the risk factors discussed below and contained in the section titled “Risk Factors” in the 2015 Form 10-K, in addition to the other information contained in this Quarterly Report, including the introduction of Part I, Item 2, of this Quarterly Report on Form 10-Q regarding forward-looking statements herein.  All of these risk factors may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to shareholders.  In addition to the risks identified in the 2015 Form 10-K, the Company is also subject to the following additional risks:
The merger and related transactions are subject to approval by shareholders of both Apple Ten and the Company.
The merger cannot be completed unless (i) the Apple Ten shareholders approve the merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of Apple Ten’s issued and outstanding common shares, Series A preferred shares and Series B convertible preferred shares (each voting as a separate voting group), and (ii) the Company’s shareholders approve the issuance of the Company’s common shares proposed to be issued in the merger by the affirmative vote of a majority of the votes cast.  If shareholder approval is not obtained by the shareholders of either company, the merger and related transactions cannot be completed.

Index

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

Completion of the merger is subject to the satisfaction of various conditions, including approval by the Company’s shareholders of the issuance of the Company’s common shares proposed to be issued in the merger and approval by Apple Ten’s shareholders of the merger, limits on the number of Apple Ten common shares exercising dissenters’ rights and the other conditions described in the Merger Agreement.  The Company cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed, the Company may be subject to several risks, including the following:

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

In certain circumstances, the Company or Apple Ten may terminate the Merger Agreement.

The Company or Apple Ten may terminate the Merger Agreement if the merger has not been consummated by August 31, 2016, subject to extension to November 30, 2016 in certain circumstances.  Also, the Merger Agreement may be terminated if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain required shareholder approval from either the Apple Ten shareholders or the Company’s shareholders.

The shareholders’ ownership percentage of the Company will be diluted by the merger.

The merger will dilute the ownership position of the current holders of the Company’s common shares. Following the issuance of the Company’s common shares to Apple Ten shareholders pursuant to the Merger Agreement, and assuming no exercise of applicable dissenters’ rights, current shareholders of the Company and former holders of Apple Ten units and Series B convertible preferred shares are expected to hold approximately 78% and 22%, respectively, of the Company’s outstanding common shares immediately after the merger. Consequently, holders of the Company’s common shares, as a general matter, will have less influence over the management and policies of the Company after the merger than they currently exercise over the management and policies of the Company.

In connection with the proposed merger, one lawsuit has been filed seeking, among other things, to enjoin the merger, and an adverse judgment in this lawsuit may prevent the merger from being effective or from becoming effective within the expected timeframe.

On July 19, 2016, one lawsuit was filed against the Company, Apple Ten and Apple Ten’s Board of Directors, and certain officers of each company in connection with the proposed merger.  For additional information about the lawsuit, refer to Part II, Item 1, Legal Proceedings, appearing elsewhere in this Quarterly Report on Form 10-Q.

While the Company believes that the allegations in the Complaint are without merit and intends to defend vigorously against these allegations, the Company cannot predict the outcome of this, or any similar future lawsuits, including the costs associated with defending this claim or any other liabilities that may be incurred in connection with the litigation or settlement of this claim.  If the plaintiff is successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, such an injunction may prevent the completion of the merger in the expected time frame, or may prevent it from being completed altogether.  Whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the business of the Company.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

2.7
Agreement and Plan of Merger, dated as of April 13, 2016, among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

2.8
First Amendment to Agreement and Plan of Merger, dated as of July 13, 2016, among Apple REIT Ten, Inc., Apple Hospitality REIT, Inc. and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed July 13, 2016)

3.1
Amended and Restated Articles of Incorporation of the Company, as amended  (Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K (SEC File No. 000-53603) filed March 6, 2015)

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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: August 8, 2016
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 8, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)