Form 10-Q
period 2016-09-30
Apple Hospitality REIT, Inc.
filed 2016-11-07
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of registrant’s common shares outstanding as of November 1, 2016: 223,362,926

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

Index
PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $526,973 and $423,057, respectively	$4,894,216	$3,641,767
Restricted cash-furniture, fixtures and other escrows	31,953	22,651
Due from third party managers, net	50,973	24,743
Other assets, net	41,551	33,614
Total Assets	$5,018,693	$3,722,775

Liabilities
Revolving credit facility	$302,100	$114,800
Term loans	570,670	421,444
Mortgage debt	476,405	461,859
Accounts payable and other liabilities	133,119	77,614
Total Liabilities	1,482,294	1,075,717

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,406,001 and 174,368,340 shares, respectively	4,461,589	3,500,584
Accumulated other comprehensive loss	(9,991)	(2,057)
Distributions greater than net income	(915,199)	(851,469)
Total Shareholders’ Equity	3,536,399	2,647,058

Total Liabilities and Shareholders’ Equity	$5,018,693	$3,722,775

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Room	$255,269	$221,978	$698,759	$628,982
Other	21,202	18,577	59,835	56,299
Total revenue	276,471	240,555	758,594	685,281

Expenses:
Operating	69,082	59,024	187,370	170,781
Hotel administrative	20,866	17,684	57,921	52,248
Sales and marketing	21,329	18,524	59,244	53,502
Utilities	10,543	9,505	25,862	25,222
Repair and maintenance	10,478	9,245	29,167	27,771
Franchise fees	11,834	10,360	32,212	29,069
Management fees	9,205	8,491	26,189	24,081
Property taxes, insurance and other	14,787	10,450	40,315	33,727
Ground lease	2,615	2,496	7,587	7,504
General and administrative	2,623	5,175	12,511	14,421
Transaction costs	36,452	842	37,861	7,891
Loss on impairment of depreciable real estate assets	5,471	0	5,471	0
Depreciation	37,343	32,351	104,651	94,205
Total expenses	252,628	184,147	626,361	540,422

Operating income	23,843	56,408	132,233	144,859

Interest and other expense, net	(10,156)	(9,302)	(28,519)	(24,265)
Gain on sale of real estate	0	0	0	15,358

Income before income taxes	13,687	47,106	103,714	135,952

Income tax benefit (expense)	7	(138)	(616)	(872)

Net income	$13,694	$46,968	$103,098	$135,080

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	4,261	(5,978)	(7,934)	(6,437)
Cash flow hedge losses reclassified to earnings	0	0	0	785

Comprehensive income	$17,955	$40,990	$95,164	$129,428

Basic and diluted net income per common share	$0.07	$0.27	$0.57	$0.74

Weighted average common shares outstanding - basic and diluted	190,563	175,069	180,004	182,247

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$103,098	$135,080
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	104,651	94,205
Loss on impairment of depreciable real estate assets	5,471	0
Gain on sale of real estate	0	(15,358)
Other non-cash expenses, net	4,806	4,998
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Increase in due from third party managers, net	(14,350)	(15,520)
Increase in other assets, net	(1,014)	(4,632)
Increase in accounts payable and other liabilities	35,309	6,389
Net cash provided by operating activities	237,971	205,162

Cash flows from investing activities:
Cash consideration in Apple Ten merger	(93,590)	0
Acquisition of hotel properties, net	(23,994)	(213,189)
Deposits and other disbursements for potential acquisitions	0	(1,130)
Capital improvements and development costs	(47,523)	(40,054)
Decrease in capital improvement reserves	2,459	7,351
Net proceeds from sale of hotel properties	0	205,154
Net cash used in investing activities	(162,648)	(41,868)

Cash flows from financing activities:
Repurchases of common shares	(361)	(236,718)
Repurchases of common shares to satisfy employee withholding requirements	(459)	0
Equity issuance costs	(1,176)	0
Distributions paid to common shareholders	(161,940)	(176,814)
Net proceeds from (payments on) revolving credit facility	187,300	(16,100)
Payments on extinguished credit facility	(111,100)	0
Proceeds from term loans	150,000	425,000
Repayment of term loan	0	(100,000)
Proceeds from mortgage debt	24,000	38,000
Payments of mortgage debt	(157,823)	(89,547)
Financing costs	(3,764)	(7,010)
Net cash used in financing activities	(75,323)	(163,189)

Increase in cash and cash equivalents	0	105

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$105

Supplemental cash flow information:
Interest paid	$30,192	$25,230

Supplemental disclosure of noncash investing and financing activities:
Stock consideration in Apple Ten merger (see details in note 2)	$956,086	$0
Accrued distribution to common shareholders	$22,325	$17,440

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of September 30, 2016, the Company owned 236 hotels with an aggregate of 30,299 rooms located in 33 states.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2015 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2016.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which is comprised of unrealized gains (losses) and other adjustments resulting from hedging activity.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the period.  Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period.  There were no potential common shares with a dilutive effect for the three and nine months ended September 30, 2016 and 2015.  As a result, basic and dilutive net income per common share were the same.

Index

Accounting Standards Recently Issued

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  Some provisions of the standard require a retrospective transition approach.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The standard requires a retrospective transition approach where practicable.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2.  Merger with Apple REIT Ten, Inc.

Effective September 1, 2016, the Company completed its previously announced merger with Apple REIT Ten, Inc. (“Apple Ten”) (the “merger”), which merger and related transaction proposals were approved by each company’s respective shareholders, as applicable, on August 31, 2016.  Pursuant to the Agreement and Plan of Merger entered into on April 13, 2016, as amended on July 13, 2016 (the “Merger Agreement”), Apple Ten merged with and into 34 Consolidated, Inc., a wholly-owned subsidiary of the Company (“Acquisition Sub”), at which time the separate corporate existence of Apple Ten ceased and Acquisition Sub became the surviving corporation in the merger.  Acquisition Sub was formed solely for the purpose of engaging in the merger and had not conducted any prior activities.  Immediately following the effective time of the merger, the name of Acquisition Sub was changed to Apple REIT Ten, Inc.  As a result of the merger, the Company acquired the business of Apple Ten, a real estate investment trust, which immediately prior to the effective time of the merger, owned 56 hotels located in 17 states with an aggregate of 7,209 rooms.

Upon completion of the merger, each issued and outstanding unit of Apple Ten (consisting of a common share and related Series A preferred share) (each, an “Apple Ten unit”) was converted into the right to receive (i) 0.522 (the “unit exchange ratio”) common shares of the Company, with cash in lieu of fractional shares, and (ii) $1.00 in cash, and each issued and outstanding Series B convertible preferred share of Apple Ten was converted into the right to receive (i) a number of common shares of the Company equal to 12.11423 multiplied by the unit exchange ratio, with cash in lieu of fractional shares, and (ii) an amount in cash equal to 12.11423 multiplied by $1.00, resulting in the issuance of a total of approximately 48.7 million common shares of the Company and a total payment of approximately $93.6 million in cash, including $0.2 million for fractional shares, to Apple Ten shareholders.  The cash payment was funded through borrowings on the Company’s revolving credit facility.  The Company’s common shares totaling 174.7 million prior to the merger remained outstanding following the merger, resulting in approximately 223.4 million common shares outstanding upon completion of the merger.  Also, as a result of the merger, the Company, through its wholly-owned subsidiary, assumed all of Apple Ten’s assets and liabilities at closing.

The Company has accounted for the merger in accordance with the Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company is considered the acquirer for financial reporting purposes, which requires, among other things, that the assets acquired and liabilities assumed from Apple Ten be recognized at their acquisition date fair values.  For purpose of accounting for the transaction, the aggregate value of the merger consideration paid to Apple Ten shareholders was estimated to be approximately $1.0 billion, and is comprised of approximately $956.1 million for the issuance of approximately 48.7 million common shares of the Company valued at $19.62 per share, which was the closing price of the Company’s common shares on August 31, 2016 (the date that the merger was approved), and $93.6 million in cash.

Index

As more fully described in Note 5, effective September 1, 2016, upon completion of the merger, the Company assumed approximately $145.7 million in mortgage debt, prior to any fair value adjustments, secured by nine properties.  The Company also assumed the outstanding balance on Apple Ten’s credit facility totaling $111.1 million, which was terminated and repaid in full on September 1, 2016 with borrowings on the Company’s revolving credit facility.

All costs related to the merger are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with the merger, the Company has incurred approximately $37.6 million in merger costs (including approximately $33.8 million of costs incurred to defend and reflect the proposed settlement (which remains subject to court approval) of the ongoing lawsuit related to the merger discussed in Note 10) for the nine months ended September 30, 2016.

In connection with the issuance of approximately 48.7 million common shares to effect the merger, the Company incurred approximately $1.2 million in issuance costs including legal, accounting and reporting services.  These costs were recorded by the Company as a reduction of shareholders’ equity.

As contemplated in the Merger Agreement, in connection with the completion of the merger, the advisory and related party arrangements with respect to Apple Ten and its advisors, as described in more detail in Note 7, were terminated.

As more fully described below, the Company is in the process of finalizing its valuation of the acquired assets and liabilities for the merger, which is expected to be finalized during 2016.  Accordingly, the purchase price allocation adjustments are preliminary and final estimates of fair value may be significantly different from these preliminary estimates.  The following table summarizes the Company’s preliminary purchase price allocation for the merger, which represents its best estimate of the fair values of the assets acquired and liabilities assumed on September 1, 2016, the effective date of the merger (in thousands):

Purchase Price Allocation
Assets:
Land	$151,200
Building and improvements	1,065,859
Furniture, fixtures and equipment	75,445
Franchise fees	2,917
Investment in real estate	1,295,421
Restricted cash, due from third party managers and other assets	33,579
Total assets	1,329,000

Liabilities:
Credit facility	111,100
Mortgage debt	151,885
Accounts payable and other liabilities	16,339
Total liabilities	279,324

Fair value estimate of net assets acquired (total consideration paid)	$1,049,676

The preliminary allocation of the purchase price requires a significant amount of judgment and was based upon valuations and other analyses described below that are currently being finalized.  The Company has engaged a valuation firm to assist in the analysis.  The methodologies and significant inputs and assumptions used in deriving estimates of fair value vary and are based on the nature of the tangible or intangible asset acquired or liability assumed.  The fair value of land, building and improvements, furniture, fixtures and equipment, and identifiable intangible assets was developed based on the cost approach, market approach or income approach depending on available information and compared to a secondary approach when possible.  The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to the Company as of the acquisition date for the issuance of debt with similar terms and remaining maturities.  Significant inputs and assumptions associated with these approaches included estimates of future operating cash flows and discount rates based on an evaluation of both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy).  No goodwill was recorded in connection with the merger.

Index

In connection with the merger, the Company acquired four properties with three existing ground leases, with remaining terms of approximately 26, 46 and 84 years, excluding any option periods to extend the initial lease term.  The Company has the option to extend the term of the lease with 26 years remaining beyond its initial term up to four times for 30 years each renewal period.  There are no renewal options on the other leases.  The three leases assumed were valued at below market rates and as a result the Company recorded intangible assets totaling approximately $10.0 million, which are included in other assets, net in the Company’s consolidated balance sheets.  The value of each lease intangible is amortized over the term of the respective lease and the amortization is included in ground lease expense in the Company’s consolidated statements of operations.  The ground leases are classified as operating leases, and rental expense is recognized on a straight-line basis over the remaining term of the respective lease.

The aggregate amounts of the estimated minimum lease payments pertaining to all of the ground leases assumed in the merger, for the five years subsequent to September 30, 2016 and thereafter are as follows (in thousands):

2016 (October - December)	$82
2017	409
2018	435
2019	440
2020	440
Thereafter	60,099
Total	$61,905

The following unaudited pro forma information for the three and nine month periods ended September 30, 2016 and 2015, is presented as if the merger, effective September 1, 2016, had occurred on January 1, 2015, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the merger been completed on January 1, 2015, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the merger.  Amounts are in thousands except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$325,924	$309,835	$949,760	$885,015
Net income	$59,981	$61,057	$177,183	$173,419
Basic and diluted net income per common share	$0.27	$0.27	$0.79	$0.75
Weighted average common shares outstanding - basic and diluted	223,403	223,799	223,399	230,977

For purposes of calculating these pro forma amounts, merger transaction costs totaling approximately $36.4 million and $37.6 million for the three and nine months ended September 30, 2016, included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these costs are attributable to the merger and related transactions and do not have an ongoing impact to the statements of operations.

3.  Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Land	$713,559	$561,630
Building and Improvements	4,304,705	3,200,918
Furniture, Fixtures and Equipment	391,151	293,444
Franchise Fees	11,774	8,832
	5,421,189	4,064,824
Less Accumulated Depreciation	(526,973)	(423,057)
Investment in Real Estate, net	$4,894,216	$3,641,767

Index

As of September 30, 2016, the Company owned 236 hotels with an aggregate of 30,299 rooms located in 33 states.  Effective September 1, 2016, the Company completed the merger with Apple Ten, which added 56 hotels, located in 17 states, with an aggregate of 7,209 rooms.  As shown in the table setting forth the preliminary purchase price allocation for the merger in Note 2, the total real estate value of the merger was estimated to be approximately $1.3 billion.  The purchase price allocation is based on preliminary measurements of fair value and is subject to change.  The purchase price allocation for the merger represents the Company’s best estimate of fair value and the Company expects to finalize the valuation and complete the purchase price allocation during 2016.

On July 1, 2016, the Company closed on the purchase of a newly constructed 128-room Home2 Suites hotel in Atlanta, Georgia, the same day the hotel opened for business, for a purchase price of approximately $24.6 million.  The Company used borrowings under its revolving credit facility to purchase the hotel.  No goodwill was recorded in connection with this acquisition.

For the 57 hotels acquired during the nine months ended September 30, 2016 (including the 56 hotels acquired in the merger and one hotel acquired on July 1, 2016), the amount of revenue and operating income (excluding merger and other acquisition related transaction costs) included in the Company’s consolidated statements of operations from the date of acquisition through September 30, 2016 was approximately $25.0 million and $9.5 million, respectively.

During the nine month period ended September 30, 2015, the Company acquired five hotels.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired during the nine months ended September 30, 2015.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price (1)
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156	$23,000
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110	19,800
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	60,000
Burbank	CA	Courtyard	Huntington	8/11/2015	190	54,000
San Diego	CA	Courtyard	Huntington	9/1/2015	245	56,000
					871	$212,800

(1)    At the date of purchase, the purchase price for each of these properties was funded through the Company’s revolving credit facility with availability provided primarily from the proceeds from the sale of properties discussed in Note 4.  No goodwill was recorded in connection with any of the acquisitions.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

As of September 30, 2016, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $56.5 million.  All three hotels are under construction and are expected to be completed and opened for business in the first half of 2017, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these three hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2016.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Birmingham, AL (a)(b)	Home2 Suites	8/28/2015	105	$3	$19,219
Birmingham, AL (a)(b)	Hilton Garden Inn	8/28/2015	105	2	19,219
Fort Worth, TX (a)	Courtyard	8/28/2015	124	5	18,034
			334	$10	$56,472

(a)   As of September 30, 2016, these hotels were under construction.  The table shows the expected number of rooms upon hotel completion and the expected franchise brands.  Assuming all conditions to closing are met, the purchases of these hotels are expected to close in the first half of 2017.  If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract.  As the property is under construction, at this time, the seller has not met all of the conditions to closing.

(b) The Home2 Suites and Hilton Garden Inn hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.

Index

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  The Company intends to use borrowings under its $540 million revolving credit facility to purchase hotels under contract if a closing occurs.

During the third quarter of 2016, the Company identified two properties for potential sale (the Dallas, Texas Hilton hotel and the Chesapeake, Virginia Marriott hotel).  In October 2016, the Company entered into separate contracts for the sale of these properties for a total combined gross sales price of approximately $66.3 million.  The contracts are subject to a number of conditions to closing and therefore there can be no assurance that closings will occur.  If the closings occur, each of these sales are expected to be completed within three to six months of September 30, 2016.  At closing, the mortgage loan secured by the Dallas, Texas Hilton hotel, with an outstanding balance of approximately $27.4 million as of September 30, 2016, would be assumed by the buyer with the buyer receiving a credit for the amount assumed.  The Company plans to use the net proceeds from the sale to pay down borrowings on its revolving credit facility.  Due to the change in the anticipated hold period for each of these hotels, the Company reviewed the estimated undiscounted cash flows generated by each property (including its sale price, net of commissions and other selling costs) and determined that the Chesapeake, Virginia Marriott’s estimated undiscounted cash flows were less than its carrying value; therefore the Company recognized an impairment loss of approximately $5.5 million in the third quarter of 2016 to adjust the basis of this property to its estimated fair value, which was based on the contracted sale price, net of broker commissions and other estimated selling costs, a Level 1 input under the fair value hierarchy.  If both closings occur, the total combined net gain resulting from these two sales is estimated to be approximately $11.4 million.  The estimated net gain is calculated as the total combined sales price, net of commissions and selling costs, less the third quarter 2016 impairment loss noted above and a combined net book value totaling approximately $48.9 million as of September 30, 2016.  Since the contracts for the sales of these properties had not been finalized as of September 30, 2016, the assets and liabilities related to these properties have not been classified as held for sale in the Company’s consolidated balance sheet at September 30, 2016.

4.  Dispositions

During the nine months ended September 30, 2015, the Company sold 19 properties in two separate transactions for a total sales price of approximately $208.5 million, resulting in a gain on sale of approximately $15.4 million, which is included in the Company’s consolidated statements of operations for the nine months ended September 30, 2015.  Of the 19 hotels sold, 18 hotels were sold on February 26, 2015 for $206.4 million, resulting in a gain on sale of approximately $15.6 million and one hotel was sold on June 1, 2015 for $2.1 million, resulting in a loss of approximately $0.3 million.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the increased availability used to fund hotel acquisitions during 2015.  The Company’s consolidated statements of operations include operating income of approximately $2.0 million for the nine months ended September 30, 2015 relating to results of operations for the 19 hotels for the respective periods of ownership (the consolidated statements of operations for the three months ended September 30, 2015 did not contain any operating activity for these hotels, as they were sold prior to the beginning of the period).  The sale of these properties did not represent a strategic shift that has, or would have, a major effect on the Company’s operations and financial results, and therefore the operating results for the periods of ownership of these properties are included in income from continuing operations for the nine months ended September 30, 2015.  There were no dispositions during the nine month period ended September 30, 2016.

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

Index

$150 Million Term Loan Facility

On April 8, 2016, the Company entered into an unsecured $150 million term loan facility with a syndicate of commercial banks (the “$150 million term loan facility”), consisting of a term loan of up to $50 million that will mature on April 8, 2021 (the “$50 million term loan”) and a term loan of up to $100 million that will mature on April 8, 2023 (the “$100 million term loan,” and collectively with the $50 million term loan, the “$150 million term loans”).  The Company initially borrowed $50 million under the $150 million term loan facility on April 8, 2016 and borrowed the remaining $100 million on September 30, 2016.  The credit agreement contains requirements and covenants similar to the Company’s $965 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions.  Interest payments on the $150 million term loan facility are due monthly and the interest rate is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.45% to 2.20% for the $50 million term loan and 1.80% to 2.60% for the $100 million term loan, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company also entered into two interest rate swap agreements which, beginning on September 30, 2016, effectively fix the interest rate on the $50 million term loan and $100 million term loan at 2.54% and 3.13%, respectively, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 6 for more information on the interest rate swap agreements.  Proceeds from the $150 million term loan facility were used to pay down outstanding balances under the Company’s revolving credit facility with the intent to use the increased availability to repay scheduled mortgage debt maturities through the end of the first quarter of 2017.

As of September 30, 2016 and December 31, 2015, the details of the Company’s revolving credit facility, $425 million term loans and $150 million term loans were as set forth below.  All dollar amounts are in thousands.

		As of September 30, 2016			As of December 31, 2015
	Maturity Date	Outstanding Balance	Interest Rate		Outstanding Balance	Interest Rate
Revolving credit facility (1)	5/18/2019	$302,100	2.08%	(2)	$114,800	1.98%	(2)

Term loans
$425 million term loans	5/18/2020	425,000	2.84%	(3)	425,000	2.81%	(3)
$50 million term loan	4/8/2021	50,000	2.54%	(4)	0	-
$100 million term loan	4/8/2023	100,000	3.13%	(4)	0	-
Total term loans at stated value		575,000			425,000
Unamortized debt issuance costs		(4,330)			(3,556)
Total term loans		570,670			421,444

Total revolving credit facility and term loans		$872,770			$536,244

(1)   Unamortized debt issuance costs related to the revolving credit facility totaled approximately $3.1 million and $4.0 million as of September 30, 2016 and December 31, 2015, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

(2) Annual variable interest rate at the balance sheet date.
(3)   Effective annual interest rate which includes the effect of interest rate swaps on $322.5 million of the outstanding loan balance, resulting in an annual fixed interest rate of approximately 3.10% on this portion of the debt, subject to adjustment based on the Company’s leverage ratio.  See Note 6 for more information on the interest rate swap agreements.  Remaining portion is variable rate debt.

(4)   Annual fixed interest rate at the balance sheet date which includes the effect of an interest rate swap on the outstanding loan balance, subject to adjustment based on the Company’s leverage ratio.  See Note 6 for more information on the interest rate swap agreements.

The credit agreements governing the $965 million credit facility and $150 million term loan facility contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at September 30, 2016.

Index
Mortgage Debt

As of September 30, 2016, the Company had approximately $474.3 million in outstanding property level debt secured by 34 properties, with maturity dates ranging from November 2016 to June 2026, stated interest rates ranging from 0% to 6.25% and effective interest rates ranging from 3.80% to 6.52%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of September 30, 2016 and December 31, 2015 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of September 30, 2016	Outstanding balance as of December 31, 2015
Austin, TX	Homewood Suites	5.99%		4/14/2009		(2)	$7,556	$0	$6,255
Austin, TX	Hampton Inn	5.95%		4/14/2009		(2)	7,553	0	6,247
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014		(2)	5,557	0	5,226
Round Rock, TX	Hampton Inn	5.95%		3/6/2009		(2)	4,175	0	3,457
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014		(2)	10,494	0	10,118
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011		(2)	4,954	0	4,578
Bristol, VA	Courtyard	6.59%		11/7/2008		(2)	9,767	0	8,747
Oceanside, CA	Residence Inn	4.24%	(3)	3/1/2014		(2)	15,662	0	15,090
Burbank, CA	Residence Inn	4.24%	(3)	3/1/2014		(2)	23,493	0	22,635
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010		(2)	7,894	0	6,912
Winston-Salem, NC	Courtyard	5.94%		3/1/2014		(2)	7,458	0	7,220
Virginia Beach, VA	Courtyard	6.02%		3/1/2014		(2)	13,931	0	13,399
Virginia Beach, VA	Courtyard	6.02%		3/1/2014		(2)	16,813	0	16,172
Charlottesville, VA	Courtyard	6.02%		3/1/2014		(2)	14,892	0	14,323
Carolina Beach, NC	Courtyard	6.02%		3/1/2014		(2)	12,009	0	11,551
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014		(4)	4,977	4,563	4,688
Scottsdale, AZ	Hilton Garden Inn	6.07%		9/1/2016		(4)	9,668	9,651	0
Lewisville, TX (5)	Hilton Garden Inn	0.00%		10/16/2008	12/31/2016		3,750	2,000	2,000
Greenville, SC	Residence Inn	6.03%		3/1/2014	2/8/2017		6,012	5,722	5,810
Birmingham, AL	Homewood Suites	6.03%		3/1/2014	2/8/2017		10,908	10,382	10,541
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014	2/8/2017		15,856	15,091	15,322
Irving, TX	Homewood Suites	5.83%		12/29/2010	4/11/2017		6,052	5,120	5,260
Gainesville, FL	Homewood Suites	5.89%		9/1/2016	5/8/2017		12,051	12,031	0
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,197	12,401
San Juan Capistrano, CA	Residence Inn	4.15%		9/1/2016	6/1/2020		16,210	16,184	0
Colorado Springs, CO	Hampton Inn & Suites	6.25%		9/1/2016	7/6/2021		7,923	7,914	0
Franklin, TN	Courtyard	6.25%		9/1/2016	8/6/2021		14,679	14,662	0
Franklin, TN	Residence Inn	6.25%		9/1/2016	8/6/2021		14,679	14,662	0
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	10,779	10,986
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	11,546	11,768
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,393	5,495
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,168	14,436
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,425	11,642
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	26,584	27,091
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	21,272	21,675
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,216	8,376
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	8,854	9,028
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,167	6,296
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	7,766	7,928
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	17,374	17,741
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	15,591	15,915
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024		27,000	25,738	26,204
Westford, MA	Residence Inn	4.28%		3/18/2015	4/11/2025		10,000	9,684	9,854
Dallas, TX	Hilton	3.95%		5/22/2015	6/1/2025		28,000	27,375	27,754
Syracuse, NY	Courtyard	4.75%		10/16/2015	8/1/2024	(6)	11,199	10,970	11,158
Syracuse, NY	Residence Inn	4.75%		10/16/2015	8/1/2024	(6)	11,199	10,970	11,158
Denver, CO	Hilton Garden Inn	4.46%		9/1/2016	6/11/2025		34,118	34,055	0
Oceanside, CA	Courtyard	4.28%		9/1/2016	10/1/2025		13,655	13,636	0
Omaha, NE	Hilton Garden Inn	4.28%		9/1/2016	10/1/2025		22,682	22,649	0
Boise, ID	Hampton Inn & Suites	4.37%		5/26/2016	6/11/2026		24,000	23,908	0
							$658,048	474,299	462,457
Unamortized fair value adjustment of assumed debt								5,666	1,284
Unamortized debt issuance costs								(3,560)	(1,882)
Total								$476,405	$461,859

(1)   Unless otherwise noted, these rates are the rates per the loan agreement.  For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2) Loans were repaid in full during the nine months ended September 30, 2016.
(3) The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(4) Loans were repaid in full on November 1, 2016.
(5) Unsecured loan.
(6) Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.

Index
The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt, the revolving credit facility and term loans), for the five years subsequent to September 30, 2016 and thereafter are as follows (in thousands):

2016 (October - December)	$49,871
2017	38,502
2018	9,785
2019	332,477
2020	449,788
Thereafter	470,976
1,351,399
Unamortized fair value adjustment of assumed debt	5,666
Unamortized debt issuance costs related to term loans and mortgage debt	(7,890)
Total	$1,349,175

Upon completion of the merger on September 1, 2016, the Company assumed approximately $145.7 million in mortgage debt, prior to any fair value adjustments, secured by nine properties.  This assumed mortgage debt had maturity dates ranging from February 2017 to October 2025 and stated interest rates ranging from 4.15% to 6.25%.  A fair value premium adjustment totaling approximately $6.2 million was recorded upon the assumption of above market rate mortgages.  The total fair value adjustment will be amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method.  The effective interest rates on the applicable debt obligations ranged from 3.80% to 4.23% at the date of assumption.  The Company incurred loan origination costs related to the assumption of the mortgage obligations totaling approximately $0.6 million.  Such costs are amortized over the period to maturity of the applicable mortgage loan, as an addition to interest expense.

6.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2016, the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion and $1.4 billion, respectively.  As of December 31, 2015, both the carrying value and estimated fair value of the Company’s debt were approximately $1.0 billion.  Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issue costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These instruments are recorded at fair value and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2016 and December 31, 2015.  All dollar amounts are in thousands.

Index

						Fair Value (Liability)
Hedge Type	Notional Amount at September 30, 2016	Assumption or Origination Date	Maturity Date		Swap Fixed Interest Rate	September 30, 2016	December 31, 2015
Non-designated hedge	$0	3/1/2014		(1)	1.10%	$0	$(134)
Cash flow hedge (2)	212,500	5/21/2015	5/18/2020		1.58%	(5,319)	(1,233)
Cash flow hedge (2)	110,000	7/2/2015	5/18/2020		1.62%	(2,910)	(824)
Cash flow hedge (2)	50,000	4/7/2016	3/31/2021		1.09%	(298)	0
Cash flow hedge (2)	100,000	4/7/2016	3/31/2023		1.33%	(1,464)	0
Cash flow hedge	0	5/9/2016		(3)	1.72%	0	0
						$(9,991)	$(2,191)

(1)   On June 15, 2016, the Company repaid the related mortgage note and terminated this swap agreement.  As part of this termination, the Company paid the fair value of the swap, approximately $0.1 million, to satisfy the outstanding liability at the time of termination.

(2)   In May 2015 and July 2015, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts as its $212.5 million term loan and its $110 million term loan.  In April 2016, the Company entered into forward interest rate swap agreements with a commercial bank, which beginning on September 30, 2016 effectively fixes the interest rate on the $50 million term loan and $100 million term loan.  See Note 5 for more information on the term loans.   Each of these swaps has been designated as a cash flow hedge for accounting purposes.

(3)   In May 2016, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount as a $24 million variable-rate mortgage loan.  On August 10, 2016, the lender exercised its option to convert the loan to a fixed-rate mortgage loan at 4.37% (the same annual fixed-rate as the swapped mortgage loan prior to the conversion) and simultaneously assumed the swap at no cost or further liability to the Company.  Prior to the conversion, the swap was designated as a cash flow hedge for accounting purposes and the change in fair value, which resulted in an unrealized loss totaling approximately $1.0 million during the three months ended June 30, 2016, was recorded to other comprehensive income (loss).  As a result of the conversion, the outstanding liability as of June 30, 2016 totaling approximately $1.0 million was recorded to other comprehensive income (loss) as an unrealized gain during the three months ended September 30, 2016.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  For swaps designated as cash flow hedges, the changes in fair value on the effective portion are recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets.  Changes in fair value on the ineffective portion of all designated hedges are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For terminated or matured swaps that were not designated as cash flow hedges (including four swaps, of which two matured or terminated in the first quarter of 2015, one terminated in the second quarter of 2015 and one terminated in the second quarter of 2016), the changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Other than the fair value changes associated with the terminated interest rate swap for which hedge accounting was discontinued during the first half of 2015 as discussed below, fair value changes for derivatives that were not in qualifying hedge relationships for the three and nine months ended September 30, 2016 and 2015 were not material.

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded unrealized gains (losses) of approximately $4.3 million and $(6.0) million during the three months ended September 30, 2016 and 2015, and approximately $(7.9) million and $(6.4) million during the nine months ended September 30, 2016 and 2015, respectively, to other comprehensive income (loss).  There was no ineffectiveness recorded on designated cash flow hedges during the three and nine months ended September 30, 2016 and 2015.  Amounts reported in accumulated other comprehensive loss will be reclassified to interest and other expense, net as interest payments are made on the Company’s variable-rate derivatives.  The Company reclassified unrealized losses of approximately $0.9 million and $0.8 million during the three months ended September 30, 2016 and 2015, and unrealized losses of approximately $2.9 million and $1.0 million during the nine months ended September 30, 2016 and 2015 from accumulated other comprehensive loss to interest and other expense, net.  Approximately $3.9 million of the net unrealized losses included in accumulated other comprehensive loss at September 30, 2016 is expected to be reclassified into interest and other expense, net within the next 12 months.  Also, during the nine months ended September 30, 2015, the Company reclassified $0.8 million of unrealized losses from accumulated other comprehensive loss to net income which was associated with the $100 million terminated swap agreement as discussed below.  Amounts recorded to accumulated other comprehensive loss totaled approximately $10.0 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively.

Index

2015 Terminated Interest Rate Swap

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

Effective September 1, 2016, the Company completed its merger with Apple Ten, resulting in the termination of the subcontract agreement with Apple Ten Advisors, Inc. (“A10A”) and related transactions with Apple Ten discussed in the Company’s 2015 Annual Report on Form 10-K and additional related party transactions.  No other new significant related party transactions occurred during the nine months ended September 30, 2016.  Below is a summary of the related party relationships in effect and transactions that occurred during the nine months ended September 30, 2016 and 2015.

Prior to the merger, Glade M. Knight, Executive Chairman of the Company, was Chairman and Chief Executive Officer of Apple Ten.  Apple Ten’s advisors, A10A and Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc. (“ARG”), are wholly owned by Mr. Knight.  Mr. Knight is also a partner and Chief Executive Officer of Energy 11 GP, LLC, which is the general partner of Energy 11, L.P.  Justin G. Knight, the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, also served as President of Apple Ten prior to the merger.

Merger and Related Transactions

As contemplated in the Merger Agreement, in connection with the completion of the merger, the advisory and related party arrangements with respect to the Company, Apple Ten and Apple Ten’s advisors, A10A and ARG, were terminated.  Pursuant to the terms of the termination agreement, dated April 13, 2013, the advisory agreement, property acquisition/disposition agreement and subcontract agreement with respect to the Company, Apple Ten, A10A and ARG, discussed below, were terminated effective immediately after the effective time of the merger on September 1, 2016, and no fees were paid as a result of the termination of these agreements.  As a result, Apple Ten no longer pays the various fees that were paid to the Company under the subcontract agreement and A10A no longer subcontracts its advisory services to the Company.  Additionally, effective September 1, 2016, Apple Ten no longer has any advisory contracts with A10A or ARG.  Both the advisory fees and reimbursed costs received by the Company from Apple Ten were recorded as general and administrative expense by Apple Ten and reductions to general and administrative expense by the Company and, therefore, the termination of the subcontract agreement had no financial impact on the combined company after the effective time of the merger.  Subsequent to the merger, the Company will continue to provide support services to ARG for activities unrelated to Apple Ten.  Also, as discussed below, upon completion of the merger, Apple Ten’s 26% interest in Apple Air was acquired by the Company.  As part of the merger transaction, the officers and Executive Chairman of the Company received a combined 3.1 million common shares of the Company and $6.0 million in exchange for their ownership interests in Apple Ten, including amounts assigned to others.

Index

Subcontract Agreement with A10A Prior to the Merger

Prior to the merger, the Company had a subcontract agreement with A10A.  Under the agreement, A10A subcontracted its obligations under its advisory agreement with Apple Ten to the Company.  The Company provided to Apple Ten the advisory services contemplated under the A10A advisory agreement and received an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and was reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Prior to the merger, advisory fees earned by the Company from Apple Ten for the nine months ended September 30, 2016 and 2015 totaled approximately $1.6 million and $1.9 million, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

Support Services to Apple Ten, A10A and ARG Prior to and After the Merger

Prior to the merger, the Company provided support services to Apple Ten and its advisors, A10A and ARG, which agreed to reimburse the Company for its costs in providing these services.  After the merger, the Company will continue to provide support services to ARG for activities unrelated to Apple Ten.  Total reimbursed costs received by the Company from these entities for the nine months ended September 30, 2016 and 2015 (including Apple Ten, A10A and ARG prior to September 1, 2016 and ARG thereafter) totaled approximately $2.3 million and $2.1 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  As of September 30, 2016, total amounts due from ARG for activities unrelated to Apple Ten, and as of December 31, 2015, total amounts due from Apple Ten, A10A and ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company during these periods.  The amounts reimbursed to the Company are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ARG prior to the merger, and ARG for activities unrelated to Apple Ten after the merger.  Effective September 1, 2016, as part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG for activities unrelated to Apple Ten.  To efficiently manage cash disbursements, the Company or ARG may make payments for the other company.  Under the cash management process, each company may advance or defer up to $1 million at any time.  Each quarter, any outstanding amounts are settled between the companies.  This process allows each company to minimize its cash on hand and reduces the cost for each company.  The amounts outstanding at any point in time are not significant to either of the companies.  Prior to the merger, Apple Ten, A10A and ARG (for activities both related and unrelated to Apple Ten) were part of the cost sharing structure and participated in this cash management process.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a wholly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes.  Prior to the merger, Apple Air was jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of December 31, 2015, totaled approximately $0.7 million, and was included in accounts payable and other liabilities in the Company’s consolidated balance sheet.  Effective September 1, 2016, with the completion of the merger, the Company acquired Apple Ten’s 26% equity interest in Apple Air for a total allocated purchase price of approximately $0.7 million, which approximated the fair market value at the time of acquisition based on third party market comparisons, resulting in a 100% equity ownership interest in Apple Air and the elimination of Apple Ten’s minority interest.

The aircraft is also leased to affiliates of the Company based on third party rates, which was not significant during the reporting periods.  The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates.  Total amounts incurred during the nine months ended September 30, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively, related to aircraft owned through these two entities and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

8.  Shareholders’ Equity

Distributions

For the three months ended September 30, 2016 and 2015, the Company paid distributions of $0.30 per common share for a total of $57.2 million and $52.6 million, respectively.  For the nine months ended September 30, 2016 and 2015, the Company paid distributions of $0.90 and $0.97 per common share for a total of $161.9 million and $176.8 million, respectively.  Additionally, in September 2016, the Company declared a monthly distribution of $0.10 per common share, totaling $22.3 million, which was recorded as a payable as of September 30, 2016 and paid in October 2016.  As of December 31, 2015, a monthly distribution of $0.10 per common share, totaling $17.4 million, was recorded as a payable and paid in January 2016.  These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

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

Issuance of Common Shares and Stock Options

On September 1, 2016, in connection with the completion of the merger, as described in Note 2, the Company issued a total of 48.7 million common shares to Apple Ten shareholders.  Based on the $19.62 per share closing price of the Company’s common shares on August 31, 2016 (the date the merger was approved), the total estimated value of the common shares issued by the Company in the merger was approximately $956.1 million.  In connection with the issuance of these shares, the Company incurred approximately $1.2 million in issuance costs including legal, accounting and reporting services.  These costs were recorded by the Company as a reduction of shareholders’ equity.  Additionally, pursuant to the terms of the Merger Agreement, all of Apple Ten’s outstanding stock options were exchanged for stock options to acquire a total of 203,041 common shares of the Company at an exercise price of $19.17 per share.

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

Index

During 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million through July 7, 2016.  Effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“2015 Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  To be able to more effectively respond to market conditions, the Company terminated the 2015 Plan in January 2016.  From implementation through the termination of the 2015 Plan, the Company purchased approximately 1.3 million of its common shares under the 2015 Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million, including the purchase of approximately 20,000 of its common shares in January 2016, at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million and approximately 1.2 million of its common shares in the third quarter of 2015 at a weighted-average market purchase price of approximately $17.59 per common share for an aggregate purchase price of approximately $21.2 million.

In June 2016, the Board of Directors approved a one-year extension of the share repurchase program authorizing share repurchases up to an aggregate of $475 million.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2017.  Effective September 2, 2016, as part of the implementation of this program, the Company established a written trading plan (“2016 Plan”) that provides for share repurchases up to an aggregate of $400 million in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the 2016 Plan will depend upon prevailing market conditions, regulatory requirements and other factors.  The 2016 Plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  The Company had not repurchased any common shares under the 2016 Plan as of September 30, 2016.  Repurchases under the 2015 Plan have been funded, and the Company intends to fund repurchases under the 2016 Plan, with availability under its revolving credit facility.

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

In February 2016, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an executive incentive plan (“2016 Incentive Plan”), effective January 1, 2016, and established incentive goals for 2016.  Under the 2016 Incentive Plan, participants are eligible to receive a bonus based on the achievement of certain 2016 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation.  The range of potential aggregate payouts under the 2016 Incentive Plan is $0 - $15 million.  Based on performance through September 30, 2016, the Company has accrued approximately $2.8 million as a liability for potential executive bonus payments under the 2016 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2016 and in general and administrative expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2016.  As a result of lower anticipated 2016 performance, during the three months ended September 30, 2016, the Company reduced the previously recorded accrual by approximately $0.8 million, resulting in a reduction to general and administrative expense for the period.  Approximately 25% of awards under the 2016 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Omnibus Plan, two-thirds of which would vest at the end of 2016 and one-third of which would vest at the end of 2017.  During 2015, a comparable executive incentive plan was approved by the Compensation Committee (“2015 Incentive Plan”) that was effective January 1, 2015, and the Company recorded approximately $2.6 million and $5.8 million in general and administrative expense in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015.

Index

Share Based Compensation Awards

During the first quarter of 2016, the Company issued 304,345 common shares earned under the 2015 Incentive Plan (net of shares surrendered to satisfy tax withholding obligations) at $19.87 per share, or approximately $6.0 million in share based compensation.  Of the total shares issued, 146,279 shares were unrestricted at the time of issuance, and the remaining 158,066 restricted shares will vest on December 31, 2016.  Of the total 2015 share based compensation, approximately $4.5 million was recorded as a liability as of December 31, 2015, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheets and the remaining $1.6 million, which is subject to vesting on December 31, 2016, will be recognized as compensation expense proportionately throughout 2016.  For the three and nine months ended September 30, 2016, the Company recognized approximately $0.4 million and $1.2 million, respectively, of share based compensation expense related to the unvested restricted share awards.

10.  Legal Proceedings

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

As previously reported in the 2015 Form 10-K, on April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).

On March 9, 2015, the Court entered a Memorandum and Order dismissing all claims.  On April 6, 2015, Plaintiff filed a Second Amended Class Action Complaint asserting a breach of contract claim.  Defendants moved to dismiss the Second Amended Complaint on April 29, 2015 and briefing on the motion was completed on May 27, 2015.  On September 30, 2016, the Court denied defendants’ Motion to Dismiss the breach of contract claim and dismissed the claim for breach of an implied covenant of good faith and fair dealing.  Defendants filed their Answer on October 14, 2016 and an initial conference is scheduled for February 7, 2017.

The Company believes that Plaintiff’s claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Quinn v. Knight, et al.

On July 19, 2016, a purported shareholder of Apple Ten, now part of the Company, commenced a derivative action in the United States District Court for the Eastern District of Virginia, captioned and numbered Quinn v. Knight, et al, Case No. 3:16-cv-610 (the "Complaint").  The Complaint names as defendants the members of Apple Ten's board of directors (the "Directors"), certain officers of Apple Ten and the Company (collectively, the "Officers"), the Company and, as a nominal defendant, Apple Ten.  The Complaint makes various allegations against the Directors, the Officers and the Company, including that (i) the Directors breached their fiduciary duties of loyalty and good faith in approving the merger by, among other things, a conflicted process that favored certain insiders and including materially false, incomplete and misleading statements in the definitive joint proxy statement/prospectus in connection with the merger and (ii) the Company and the Officers aided and abetted those alleged breaches of fiduciary duty.  The Complaint sought to enjoin the shareholder vote on the merger, and currently seeks damages, rescission, costs and attorney's fees.  On July 22, 2016, plaintiff filed a motion for expedited proceedings.  On August 5, 2016, the Court scheduled a hearing for August 26, 2016 on the plaintiff's motion to enjoin the shareholder vote on the merger.  Plaintiff's motion for preliminary injunction was denied following the hearing on August 26, 2016 and the shareholder vote on the merger occurred as originally scheduled on August 31, 2016.  On November 2, 2016, the parties reached an agreement in principle to settle the litigation for $32 million, which settlement remains subject to final court approval.  The Company has included the settlement amount in accounts payable and other liabilities in its consolidated balance sheet as of September 30, 2016 and in transaction costs in the Company’s consolidated statements of operations.  The Company anticipates that, should the settlement be completed, approximately $10 million to $15 million of the settlement amount would be funded from insurance proceeds and other parties to the settlement.  Since specific amounts have not been agreed to at this time these anticipated amounts have not been recognized in the Company’s financial statements.

Index

11.  Subsequent Events

In October 2016, the Company paid approximately $22.3 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In October 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2016.  The distribution is payable on November 15, 2016.

In October 2016, the Company entered into separate contracts for the sale of two properties (the Dallas, Texas Hilton hotel and the Chesapeake, Virginia Marriott hotel) for a total gross sales price of approximately $66.3 million.  See Note 3 for more information on these contracts.

In October 2016, the Company entered into a contract for the potential purchase of a hotel to be constructed in Phoenix, Arizona, for a gross purchase price of $44.1 million.  The hotel is planned to be a Hampton Inn & Suites which is expected to contain 210 guest rooms.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

In November 2016, the Company entered into a $70.0 million secured mortgage loan agreement with a commercial lender, jointly secured by three properties.  The mortgage loan has an annual fixed interest rate of 3.55% and a maturity date of December 1, 2026.  At closing, the Company used the proceeds from this mortgage to reduce the borrowings on its revolving credit facility and to pay loan origination costs.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, including any legal proceedings that have been or may be instituted against the Company or others; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”).  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.  Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of September 30, 2016, the Company owned 236 hotels with an aggregate of 30,299 rooms located in 33 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 22 hotel management companies, none of which are affiliated with the Company.

Index

Merger with Apple Ten

Effective September 1, 2016, the Company completed its previously announced merger with Apple REIT Ten, Inc. (“Apple Ten”), which merger and related transaction proposals were approved by each company’s respective shareholders, as applicable, on August 31, 2016.  Pursuant to the definitive merger agreement dated April 13, 2016, as amended on July 13, 2016 (the “Merger Agreement”), Apple Ten merged with and into a wholly-owned subsidiary of the Company (the “merger” or “Apple Ten merger”).  As a result of the merger, the Company acquired the business of Apple Ten, a real estate investment trust, which immediately prior to the merger, owned 56 hotels located in 17 states with an aggregate of 7,209 rooms.  Upon completion of the merger, each issued and outstanding unit of Apple Ten (consisting of a common share and related Series A preferred share) (each, an “Apple Ten unit”) was converted into the right to receive (i) 0.522 (the “unit exchange ratio”) common shares of the Company, with cash in lieu of fractional shares, and (ii) $1.00 in cash, and each issued and outstanding Series B convertible preferred share of Apple Ten received the same consideration described above on an as-converted basis, resulting in the issuance of a total of approximately 48.7 million common shares of the Company and a total payment of approximately $93.6 million in cash, including $0.2 million for fractional shares, to Apple Ten shareholders.  The cash payment was funded through borrowings on the Company’s revolving credit facility.  Based on the closing price of the Company’s common shares on August 31, 2016 (the date the merger was approved), the estimated aggregate value of the merger consideration paid to Apple Ten shareholders was approximately $1.0 billion.  The Company’s common shares totaling 174.7 million prior to the merger remained outstanding following the merger, resulting in approximately 223.4 million common shares outstanding upon completion of the merger.  Also, as a result of the merger, the Company, through a wholly-owned subsidiary, assumed all of Apple Ten’s assets and liabilities at closing.

As more fully described in Note 5 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, effective September 1, 2016, upon completion of the merger, the Company assumed approximately $145.7 million in mortgage debt, prior to any fair value adjustments, secured by nine properties.  The Company also assumed the outstanding balance on Apple Ten’s credit facility totaling $111.1 million, which was terminated and repaid in full on September 1, 2016 with borrowings on the Company’s revolving credit facility.

All costs related to the merger are being expensed in the period they are incurred and are included in transaction costs in the Company’s consolidated statements of operations.  In connection with the merger, the Company has incurred approximately $37.6 million in merger costs (including approximately $33.8 million of costs incurred to defend and reflect the proposed settlement (which remains subject to court approval) of the ongoing lawsuit related to the merger discussed in Note 10 titled “Legal Proceedings” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q) for the nine months ended September 30, 2016.

As contemplated in the Merger Agreement, in connection with the completion of the merger, the advisory and related party arrangements with respect to Apple Ten and its advisors were terminated.

See Note 2 titled “Merger with Apple REIT Ten, Inc.” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the merger with Apple Ten.

Investing Activities

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by investing in properties that it believes provide superior value in the long term.  Consistent with this strategy and the Company’s focus on investing in select service hotels, in addition to completing the Apple Ten merger in the third quarter of 2016, the Company also acquired a newly constructed 128-room Home2 Suites hotel in Atlanta, Georgia on July 1, 2016, the same day the hotel opened for business, for a purchase price of approximately $24.6 million.  The purchase price for this property was funded through borrowings on the Company’s revolving credit facility.  As of September 30, 2016, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $56.5 million.  These three hotels are under construction and are expected to be completed and opened for business in the first half of 2017, at which time closings are expected to occur.

Index

During the third quarter of 2016, the Company identified two properties for potential sale (the Dallas, Texas Hilton hotel and the Chesapeake, Virginia Marriott hotel).  In October 2016, the Company entered into separate contracts for the sale of these properties for a total combined gross sales price of approximately $66.3 million.  The contracts are subject to a number of conditions to closing and therefore there can be no assurance that closings will occur.  If the closings occur, each of these sales are expected to be completed within three to six months of September 30, 2016.  At closing, the mortgage loan secured by the Dallas, Texas Hilton hotel, with an outstanding balance of approximately $27.4 million as of September 30, 2016, would be assumed by the buyer with the buyer receiving a credit for the amount assumed.  The Company plans to use the net proceeds from the sale to pay down borrowings on its revolving credit facility.  If both closings occur, the total combined net gain resulting from these two sales is estimated to be approximately $11.4 million.  The estimated net gain is calculated as the total combined sales price, net of commissions and selling costs, less an impairment loss of approximately $5.5 million recorded during the third quarter of 2016 (to adjust the basis of the Chesapeake, Virginia Marriott hotel to its estimated fair value) and a combined net book value totaling approximately $48.9 million as of September 30, 2016.  See Note 3 titled “Investment in Real Estate” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning these contracts.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Although improvement moderated in the third quarter of 2016, the hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating results as compared to the prior year.  Economic conditions in the United States have been generally favorable, however there is no way to predict future economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis (as defined below), and industry are forecasting a low single digit percentage increase in revenue for the full year of 2016 as compared to 2015, with the trend expected to continue into 2017.  Based on recent revenue trends, the Company’s revenue growth rate for comparable hotels in 2016 is lower than the growth achieved in 2015, primarily due to inconsistent demand in certain markets and increased hotel supply meeting demand growth in others, limiting the Company’s ability to increase rates.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

As of September 30, 2016, the Company owned 236 hotels with 30,299 rooms as compared to 177 hotels with a total of 22,782 rooms as of September 30, 2015.  Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year.  During the nine months ended September 30, 2016, the Company acquired 56 hotels in the Apple Ten merger effective September 1, 2016 and one additional new hotel on July 1, 2016.  No hotels were sold during this period.  During 2015, the Company acquired one new and six existing hotels (between June 1, 2015 and October 31, 2015) and sold 19 hotels (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015).  As a result, comparability of results for the three and nine months ended September 30, 2016 and 2015 as discussed below is significantly impacted by these transactions.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change

Total revenue	$276,471	100.0%	$240,555	100.0%	14.9%	$758,594	100.0%	$685,281	100.0%	10.7%
Hotel operating expense	153,337	55.5%	132,833	55.2%	15.4%	417,965	55.1%	382,674	55.8%	9.2%
Property taxes, insurance and other expense	14,787	5.3%	10,450	4.3%	41.5%	40,315	5.3%	33,727	4.9%	19.5%
Ground lease expense	2,615	0.9%	2,496	1.0%	4.8%	7,587	1.0%	7,504	1.1%	1.1%
General and administrative expense	2,623	0.9%	5,175	2.2%	-49.3%	12,511	1.6%	14,421	2.1%	-13.2%

Transaction costs	36,452		842		n/a	37,861		7,891		n/a
Loss on impairment of depreciable real estate assets	5,471		-		n/a	5,471		-		n/a
Depreciation expense	37,343		32,351		15.4%	104,651		94,205		11.1%
Interest and other expense, net	10,156		9,302		9.2%	28,519		24,265		17.5%
Gain on sale of real estate	-		-		n/a	-		15,358		n/a
Income tax (benefit) expense	(7)		138		n/a	616		872		-29.4%

Number of hotels owned at end of period	236		177		33.3%	236		177		33.3%
ADR	$136.04		$133.18		2.1%	$135.88		$130.12		4.4%
Occupancy	80.2%		80.5%		-0.4%	78.9%		78.6%		0.4%
RevPAR	$109.07		$107.19		1.8%	$107.18		$102.23		4.8%

Index
Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 236 hotels owned as of September 30, 2016 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 236 hotels owned as of the end of the reporting period.  For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company.  This information has not been audited, either for the periods owned or prior to ownership by the Company.  For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change

ADR	$134.75	$132.51	1.7%	$134.90	$130.78	3.2%
Occupancy	80.1%	80.3%	-0.2%	78.5%	78.7%	-0.3%
RevPAR	$107.97	$106.37	1.5%	$105.96	$102.86	3.0%

The following table reflects certain operating statistics for the 180 hotels owned by the Company prior to the Apple Ten merger, prepared on the same basis as described above for Comparable Hotels.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change

ADR	$136.50	$133.91	1.9%	$136.04	$131.32	3.6%
Occupancy	80.4%	80.6%	-0.2%	78.9%	79.0%	-0.1%
RevPAR	$109.76	$107.93	1.7%	$107.35	$103.70	3.5%

The following table reflects certain operating statistics for the 56 hotels acquired in the Apple Ten merger, prepared on the same basis as described above for Comparable Hotels.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change

ADR	$129.06	$127.78	1.0%	$131.17	$128.96	1.7%
Occupancy	79.2%	79.2%	0.0%	77.4%	77.6%	-0.3%
RevPAR	$102.25	$101.16	1.1%	$101.48	$100.08	1.4%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States and each individual locality.  Economic indicators in the United States have generally been favorable, which continues to positively impact the overall lodging industry.  As a result, the Company’s revenue and operating results for its Comparable Hotels improved during the three and nine months ended September 30, 2016 as compared to the same periods in 2015.  The Company expects continued improvement in revenue and operating results for its Comparable Hotels for the remainder of 2016 as compared to 2015, although at a slower rate than in recent years.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Index
Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended September 30, 2016 and 2015, the Company had total revenue of $276.5 million and $240.6 million, respectively.  For the nine months ended September 30, 2016 and 2015, the Company had total revenue of $758.6 million and $685.3 million, respectively.  For the three months ended September 30, 2016 and 2015, respectively, Comparable Hotels achieved combined average occupancy of 80.1% and 80.3%, ADR of $134.75 and $132.51 and RevPAR of $107.97 and $106.37.  For the nine months ended September 30, 2016 and 2015, respectively, Comparable Hotels achieved combined average occupancy of 78.5% and 78.7%, ADR of $134.90 and $130.78 and RevPAR of $105.96 and $102.86.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the third quarter and first nine months of 2016, the Company experienced stable occupancy combined with an increase in ADR compared to the same periods of 2015, resulting in a modest increase in RevPAR.  Year to date, the Company’s Comparable Hotels results have slightly exceeded industry averages, however for the third quarter were slightly below industry averages.  The third quarter results were impacted by several factors, including increased concentration from the Apple Ten merger in weaker markets, such as Chicago, Illinois, Houston, Texas, and Oklahoma City, Oklahoma, reduced results in Austin, Texas and Miami, Florida, and a limited presence in higher performing markets such as Philadelphia, Pennsylvania and Minneapolis, Minnesota.  The Company anticipates that with its geographically diverse portfolio of upscale and upper midscale select service hotels, on a comparable basis, overall RevPAR growth for the full year will approximate industry averages.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall room rate improvement combined with expected stable overall demand growth compared to supply growth, the Company, on a comparable basis, and industry are forecasting a low single digit percentage increase in revenue for the full year of 2016 as compared to 2015 (which is slightly lower than the prior quarter’s forecast), with the trend expected to continue into 2017.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2016 and 2015, respectively, hotel operating expense totaled $153.3 million and $132.8 million or 55.5% and 55.2% of total revenue for each respective period.  For the nine months ended September 30, 2016 and 2015, respectively, hotel operating expense totaled $418.0 million and $382.7 million or 55.1% and 55.8% of total revenue for each respective period.  Overall hotel operational expenses for the first nine months of 2016 include the results of seven hotels acquired between June 1, 2015 and October 31, 2015 for the full period, one hotel acquired on July 1, 2016 from the date of acquisition, as well as the results of the 56 hotels acquired in the Apple Ten merger for the month of September 2016, and for the first nine months of 2015 included the results of the 19 hotels sold until the respective dates of sale.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue increased (decreased) approximately 40 and (30) basis points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  During the third quarter of 2016, the Company experienced increases in labor costs as a percentage of revenue, which was the primary cause of the increase in hotel operating expense.  The Company anticipates labor costs are likely to continue to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward.  Additionally, labor costs have been and could be impacted in certain markets due to lower unemployment rates.  With less qualified available labor, costs have increased.  The decrease in hotel operating expense as a percentage of revenue for the nine months ended September 30, 2016 is primarily due to the overall increase in ADR for these hotels, favorable utility costs and the relatively fixed nature of certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs, which decline as a percentage of revenue as revenue increases, partially offset by the increase in labor costs described above.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended September 30, 2016 and 2015 totaled $14.8 million and $10.5 million, respectively, or 5.3% and 4.3% of total revenue, respectively.  For the nine months ended September 30, 2016 and 2015, property taxes, insurance and other expense totaled $40.3 million and $33.7 million, respectively, or 5.3% and 4.9% of total revenue, respectively.  The increase as a percent of revenue from 2015 is due primarily to the receipt in 2015 of approximately $1.8 million in settlement proceeds, net of costs, from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered at several of the Company’s hotels as a result of the Gulf of Mexico oil spill in 2010.  For the Company’s Comparable Hotels, real estate taxes increased during the first nine months of 2016 compared to the first nine months of 2015, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2016.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted.

 Ground Lease Expense

Ground lease expense for the three months ended September 30, 2016 and 2015 was $2.6 million and $2.5 million, respectively.  For the nine months ended September 30, 2016 and 2015, ground lease expense was $7.6 million and $7.5 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for 14 of its hotel properties, including four acquired in the Apple Ten merger effective September 1, 2016.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2016 and 2015 was $2.6 million and $5.2 million, respectively, or 0.9% and 2.2% of total revenue, respectively.  For the nine months ended September 30, 2016 and 2015, general and administrative expense was $12.5 million and $14.4 million, respectively, or 1.6% and 2.1% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses.  In addition, through August 31, 2016, the Company provided to Apple Ten the advisory services contemplated under their advisory agreement, and the Company received fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which were reductions to general and administrative expenses.  Effective September 1, 2016, in connection with the completion of the Apple Ten merger, the advisory agreement was terminated and the Company no longer receives the fees and reimbursement of expenses payable under the advisory agreement from Apple Ten.  Since both the advisory fees and reimbursed costs received by the Company from Apple Ten were recorded as general and administrative expense by Apple Ten and as reductions to general and administrative expense by the Company, the termination of the advisory agreement had no financial impact on the combined company after the effective time of the merger.

The decrease in general and administrative expense for both the third quarter and first nine months of 2016 as compared to the prior year was due primarily to a decrease in compensation expense.  Based on the Company’s performance through September 30, 2016 in relation to the operational performance and shareholder return metrics of the executive incentive plan effective January 1, 2016 (“2016 Incentive Plan”), the accrual for potential executive bonus payments was reduced during the third quarter of 2016 by approximately $0.8 million, resulting in a decrease in executive compensation expense for the three and nine months ended September 30, 2016 of approximately $3.4 million and $3.0 million, respectively, as compared to the same periods in 2015.  The decrease in compensation expense was partially offset by an increase in share based compensation expense.  As a result of listing the Company’s common shares on the New York Stock Exchange effective May 18, 2015 (the “Listing”), the Company added a share based component to its executive compensation incentive plan in 2015, with compensation recognized over a two year period and, as a result, 2016 executive compensation expense includes recognition of share based compensation from both the 2015 and 2016 executive compensation incentive plans.

Index

Transaction Costs

Transaction costs for the three months ended September 30, 2016 and 2015 were approximately $36.5 million and $0.8 million, respectively.  For the nine months ended September 30, 2016 and 2015, transaction costs were approximately $37.9 million and $7.9 million, respectively.  Transaction costs for the nine months ended September 30, 2016 consist primarily of (i) costs related to the Apple Ten merger discussed herein totaling approximately $37.6 million (including approximately $33.8 million of costs incurred to defend and reflect the proposed settlement (which remains subject to court approval) of the ongoing lawsuit related to the Apple Ten merger discussed herein) and (ii) other acquisition related costs totaling approximately $0.3 million.  Transaction costs for the nine months ended September 30, 2015 consist primarily of (i) costs related to the Board of Directors’ review and evaluation of strategic alternatives, including the Listing totaling $5.8 million, (ii) costs related to the Company’s merger with Apple REIT Seven, Inc. and Apple REIT Eight, Inc. on March 1, 2014 (“A7 and A8 mergers”) totaling approximately $1.0 million, which consisted primarily of costs to defend the A7 and A8 mergers class action lawsuit and (iii) acquisition related costs totaling approximately $1.1 million.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $5.5 million for the three and nine months ended September 30, 2016, and relates to the Chesapeake, Virginia Marriott hotel that the Company identified for potential sale during this period.  See Note 3 titled “Investment in Real Estate” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning this impairment loss.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2016 and 2015 was $37.3 million and $32.4 million, respectively.  For the nine months ended September 30, 2016 and 2015, depreciation expense was $104.7 million and $94.2 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was primarily due to the increase in the number of properties owned as a result of the Apple Ten merger effective September 1, 2016, the acquisition of one hotel on July 1, 2016 and seven hotels in 2015 and renovations completed throughout 2016 and 2015.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2016 and 2015 was $10.2 million and $9.3 million, respectively, and is net of approximately $0.2 million in each period of interest capitalized associated with renovation projects.  For the nine months ended September 30, 2016 and 2015, interest and other expense, net was $28.5 million and $24.3 million, respectively, and is net of approximately $1.2 million and $0.8 million of interest capitalized associated with renovation projects, respectively.  The increase in interest expense was primarily due to an increase in the Company’s average outstanding borrowings during the first nine months of 2016 as compared to 2015 which is primarily attributable to (a) mortgage debt assumed in the Apple Ten merger effective September 1, 2016 and (b) borrowings to fund (i) the cash payment portion of the Apple Ten merger, (ii) the repayment of Apple Ten’s outstanding balance on its extinguished credit facility assumed in the merger, (iii) the acquisition of eight hotels (seven between June 1, 2015 and October 31, 2015 and one on July 1, 2016) and (iv) the Company’s tender offer and share repurchase program in 2015.  The impact of higher debt balances was partially offset by a reduction in the average interest rate incurred on the Company’s total outstanding debt.  Also, the first nine months of 2015 includes a loss of approximately $0.4 million recorded to interest and other expense, net related to the change in fair value in the Company’s interest rate swap terminated in May 2015, from the time that it was no longer designated as a cash flow hedge during the first quarter of 2015 through the termination date.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,694	$46,968	$103,098	$135,080
Depreciation of real estate owned	37,114	32,121	103,962	93,516
Gain on sale of real estate	-	-	-	(15,358)
Loss on impairment of depreciable real estate assets	5,471	-	5,471	-
Amortization of favorable and unfavorable leases, net	132	133	513	2,289
Funds from operations	56,411	79,222	213,044	215,527
Transaction costs	36,452	842	37,861	7,891
Non-cash straight-line ground lease expense	843	829	2,479	2,528
Modified funds from operations	$93,706	$80,893	$253,384	$225,946

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

Index

The Company considers the exclusion of certain additional items from EBITDA useful, including: (i) the exclusion of transaction costs, gains or losses from sales of real estate and the loss on impairment of depreciable real estate assets as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,694	$46,968	$103,098	$135,080
Depreciation	37,343	32,351	104,651	94,205
Amortization of favorable and unfavorable leases, net	132	133	513	2,289
Interest and other expense, net	10,156	9,302	28,519	24,265
Income tax (benefit) expense	(7)	138	616	872
EBITDA	61,318	88,892	237,397	256,711
Transaction costs	36,452	842	37,861	7,891
Gain on sale of real estate	-	-	-	(15,358)
Loss on impairment of depreciable real estate assets	5,471	-	5,471	-
Non-cash straight-line ground lease expense	843	829	2,479	2,528
Adjusted EBITDA	$104,084	$90,563	$283,208	$251,772

Hotels Owned

As of September 30, 2016, the Company owned 236 hotels with an aggregate of 30,299 rooms located in 33 states.  The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,703
Courtyard	39	5,336
Hampton Inn	36	4,422
Homewood Suites	34	3,825
Residence Inn	32	3,696
SpringHill Suites	17	2,248
TownePlace Suites	12	1,197
Fairfield Inn	11	1,300
Home2 Suites	6	669
Marriott	4	1,158
Embassy Suites	2	316
Hilton	1	224
Renaissance	1	205
Total	236	30,299

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,224
Alaska	1	169
Arizona	11	1,434
Arkansas	4	408
California	27	3,807
Colorado	4	567
Florida	23	2,851
Georgia	6	596
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	550
North Carolina	12	1,331
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	12	1,357
Texas	34	4,172
Utah	2	257
Virginia	16	2,609
Washington	4	609
Total	236	30,299

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 236 hotels the Company owned as of September 30, 2016.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton Inn & Suites	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton Inn & Suites	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Pillar	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton Inn & Suites	North Central	9/1/2016	125
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	InnVentures	3/1/2014	86
Tustin	CA	Fairfield Inn & Suites	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Fairfield Inn & Suites	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Schulte	9/1/2016	95
Davenport	IA	Hampton Inn & Suites	Schulte	9/1/2016	103
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton Inn & Suites	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton Inn & Suites	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield Inn & Suites	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Pillar	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield Inn & Suites	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Pillar	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton Inn & Suites	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	165
New York	NY	Renaissance	Highgate	3/1/2014	205
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Mason	OH	Hilton Garden Inn	Schulte	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	98
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Pillar	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Pillar	1/31/2011	81
Texarkana	TX	TownePlace Suites	Pillar	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Chesapeake	VA	Marriott	Crestline	3/1/2014	226
Fairfax	VA	Marriott	White Lodging	9/1/2016	316
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					30,299

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

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of September 30, 2016, and updates the information reported in the Company’s 2015 Annual Report on Form 10-K to reflect the increase in obligations related to the Apple Ten merger:

		Amount of Commitments Expiring per Period
	Total	October 1 - December 31, 2016	2017-2018	2019-2020	2021 and Thereafter
Property Purchase Commitments	$56,472	$-	$56,472	$-	$-
Debt (including interest of $204.2 million)	1,555,610	60,584	131,463	844,347	519,216
Ground Leases	372,994	1,528	12,661	13,558	345,247
	$1,985,076	$62,112	$200,596	$857,905	$864,463

Capital Resources

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its unsecured “$965 million credit facility”, which is comprised of (i) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (ii) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, all funded during 2015.  Subject to certain conditions and fees, the maturity of the revolving credit facility may be extended one year and the total facility may be increased to $1.25 billion.  The revolving credit facility, which as of September 30, 2016 had unused borrowing capacity of approximately $237.9 million, is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of September 30, 2016, the Company’s $540 million revolving credit facility had an outstanding principal balance of approximately $302.1 million with an annual variable interest rate of approximately 2.08%.

In April 2016, the Company entered into an unsecured $150 million term loan facility with a syndicate of commercial banks (the “$150 million term loan facility”), consisting of a term loan of up to $50 million that will mature on April 8, 2021 and a term loan of up to $100 million that will mature on April 8, 2023 and entered into two interest rate swap agreements which, beginning on September 30, 2016, effectively fix the interest payments related to the term loans through maturity.  The Company initially borrowed $50 million under the $150 million term loan facility on April 8, 2016 and borrowed the remaining $100 million on September 30, 2016.  The credit agreement has requirements and covenants similar to the Company’s unsecured $965 million credit facility.  Proceeds from the $150 million term loan facility were used to pay down outstanding balances under the Company’s $540 million revolving credit facility with the intent to use the increased availability to repay scheduled mortgage debt maturities through the end of the first quarter of 2017.

Index
The credit agreements governing the $965 million credit facility and $150 million term loan facility contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at September 30, 2016.

As discussed further below in “Subsequent Events,” the Company entered into a mortgage loan and contracts to sell two properties subsequent to September 30, 2016.

Capital Uses

The Company anticipates that cash flow from operations, availability under its $540 million revolving credit facility and additional borrowings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes) and share repurchases.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the nine months ended September 30, 2016 totaled approximately $161.9 million and were paid at a monthly rate of $0.10 per common share.  For the same period the Company’s net cash generated from operations was approximately $238.0 million.

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

During 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million through July 7, 2016.  Effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (“2015 Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  To be able to more effectively respond to market conditions, the Company terminated the 2015 Plan in January 2016.  From implementation through the termination of the 2015 Plan, the Company purchased approximately 1.3 million of its common shares under the 2015 Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million, including the purchase of approximately 20,000 of its common shares in January 2016, at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million and approximately 1.2 million of its common shares in the third quarter of 2015 at a weighted-average market purchase price of approximately $17.59 per common share for an aggregate purchase price of approximately $21.2 million.

Index

In June 2016, the Board of Directors approved a one-year extension of the share repurchase program authorizing share repurchases up to an aggregate of $475 million.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2017.  Effective September 2, 2016, as part of the implementation of this program, the Company established a written trading plan (“2016 Plan”) that provides for share repurchases up to an aggregate of $400 million in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the 2016 Plan will depend upon prevailing market conditions, regulatory requirements and other factors.  The 2016 Plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  The Company had not repurchased any common shares under the 2016 Plan as of September 30, 2016.  Repurchases under the 2015 Plan have been funded, and the Company intends to fund repurchases under the 2016 Plan, with availability under its $540 million revolving credit facility.

During the nine months ended September 30, 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million under its previous share redemption program that was terminated following the April 2015 redemption.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has and plans to continue to reinvest in its hotels.  Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2016, the Company held $26.6 million in reserve related to these properties.  During the nine months ended September 30, 2016, the Company invested approximately $41.9 million in capital expenditures and anticipates spending an additional $20 million during the remainder of 2016, which includes various scheduled renovation projects for approximately 20 properties.  The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of September 30, 2016, the Company had outstanding contracts for the potential purchase of three additional hotels for a total purchase price of $56.5 million.  All three hotels are under construction and are expected to be completed and opened for business in the first half of 2017, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these three hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The Company intends to use borrowings under its $540 million revolving credit facility to purchase hotels under contract if a closing occurs.  As discussed further below in “Subsequent Events,” the Company entered into a purchase contract to acquire a hotel to be constructed subsequent to September 30, 2016.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 7 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, effective September 1, 2016, certain day-to-day transactions may result in amounts due to or from the Company and Apple Realty Group, Inc. (“ARG”).  Prior to the Apple Ten merger, Apple Ten, its advisors, Apple Ten Advisors, Inc., and ARG (for activities both related and unrelated to Apple Ten) were part of the cost sharing structure and participated in this cash management process.  To efficiently manage cash disbursements, the Company or ARG may make payments for the other company.  Under the cash management process, each company may advance or defer up to $1 million at any time.  Each quarter, any outstanding amounts are settled between the companies.  This process allows each company to minimize its cash on hand and reduces the cost for each company.  The amounts outstanding at any point in time are not significant to either of the companies.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  Currently the Company is not experiencing any material impact from inflation.

Index

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

Accounting Standards Recently Issued

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  Some provisions of the standard require a retrospective transition approach.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The standard requires a retrospective transition approach where practicable.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In October 2016, the Company paid approximately $22.3 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In October 2016, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2016.  The distribution is payable on November 15, 2016.

In October 2016, the Company entered into separate contracts for the sale of two properties (the Dallas, Texas Hilton hotel and the Chesapeake, Virginia Marriott hotel) for a total gross sales price of approximately $66.3 million.  See Note 3 titled “Investment in Real Estate” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more information on these contracts.

In October 2016, the Company entered into a contract for the potential purchase of a hotel to be constructed in Phoenix, Arizona, for a gross purchase price of $44.1 million.  The hotel is planned to be a Hampton Inn & Suites which is expected to contain 210 guest rooms.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

Index

In November 2016, the Company entered into a $70.0 million secured mortgage loan agreement with a commercial lender, jointly secured by three properties.  The mortgage loan has an annual fixed interest rate of 3.55% and a maturity date of December 1, 2026.  At closing, the Company used the proceeds from this mortgage to reduce the borrowings on its revolving credit facility and to pay loan origination costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $540 million revolving credit facility and due to its variable interest rate term loan.  As of September 30, 2016, after giving effect to interest rate swaps, as described below, approximately $404.6 million, or approximately 30% of the Company’s total debt outstanding, was subject to variable interest rates.  Based on the Company’s variable rate debt outstanding as of September 30, 2016, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $4.0 million, all other factors remaining the same.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.  The Company’s cash balance at September 30, 2016 was $0.

The Company’s variable rate debt consists of its $965 million credit facility and its $150 million term loan facility.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable rate debt.  As of September 30, 2016, the Company has four interest rate swap agreements that effectively fix the interest payments on approximately $472.5 million of the Company’s variable rate debt (consisting of four term loans) through maturity.  Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.

 In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt, $965 million credit facility and $150 million term loan facility outstanding at September 30, 2016.  All dollar amounts are in thousands.

	October 1 - December 31, 2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$49,871	$38,502	$9,785	$332,477	$449,788	$470,976	$1,351,399	$1,361,172
Average interest rates	3.3%	3.3%	3.2%	3.3%	3.7%	4.1%

Variable rate debt:
Maturities	$-	$-	$-	$302,100	$425,000	$150,000	$877,100	$877,938
Average interest rates (1)	2.6%	2.6%	2.6%	2.7%	2.9%	2.9%

Fixed rate debt:
Maturities	$49,871	$38,502	$9,785	$30,377	$24,788	$320,976	$474,299	$483,234
Average interest rates	4.8%	4.7%	4.7%	4.7%	4.7%	4.7%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) except as noted below.

DCG&T et al. v. Knight, et al.

As previously reported in the 2015 Form 10-K, on January 31, 2014, two shareholders of the Company commenced a purported class action against the Company and its directors (the “Defendants”) in the United States District Court for the Eastern District of Virginia (DCG&T, et al. v. Knight, et al., No. 3:14cv67, E.D. Va.).

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

As previously reported in the 2015 Form 10-K, on April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), now part of the Company, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, now part of the Company, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).

On March 9, 2015, the Court entered a Memorandum and Order dismissing all claims.  On April 6, 2015, Plaintiff filed a Second Amended Class Action Complaint asserting a breach of contract claim.  Defendants moved to dismiss the Second Amended Complaint on April 29, 2015 and briefing on the motion was completed on May 27, 2015. On September 30, 2016, the Court denied defendants’ Motion to Dismiss the breach of contract claim and dismissed the claim for breach of an implied covenant of good faith and fair dealing. Defendants filed their Answer on October 14, 2016 and an initial conference is scheduled for February 7, 2017.

The Company believes that Plaintiff’s claims are without merit and intends to defend this case vigorously.  At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Quinn v. Knight, et al.

On July 19, 2016, a purported shareholder of Apple Ten, now part of the Company, commenced a derivative action in the United States District Court for the Eastern District of Virginia, captioned and numbered Quinn v. Knight, et al, Case No. 3:16-cv-610 (the "Complaint").  The Complaint names as defendants the members of Apple Ten's board of directors (the "Directors"), certain officers of Apple Ten and the Company (collectively, the "Officers"), the Company and, as a nominal defendant, Apple Ten.  The Complaint makes various allegations against the Directors, the Officers and the Company, including that (i) the Directors breached their fiduciary duties of loyalty and good faith in approving the merger by, among other things, a conflicted process that favored certain insiders and including materially false, incomplete and misleading statements in the definitive joint proxy statement/prospectus in connection with the merger and (ii) the Company and the Officers aided and abetted those alleged breaches of fiduciary duty.  The Complaint sought to enjoin the shareholder vote on the merger, and currently seeks damages, rescission, costs and attorney's fees.  On July 22, 2016, plaintiff filed a motion for expedited proceedings.  On August 5, 2016, the Court scheduled a hearing for August 26, 2016 on the plaintiff's motion to enjoin the shareholder vote on the merger.  Plaintiff's motion for preliminary injunction was denied following the hearing on August 26, 2016 and the shareholder vote on the merger occurred as originally scheduled on August 31, 2016.  On November 2, 2016, the parties reached an agreement in principle to settle the litigation for $32 million, which settlement remains subject to final court approval.  The Company has included the settlement amount in accounts payable and other liabilities in its consolidated balance sheet as of September 30, 2016 and in transaction costs in the Company’s consolidated statements of operations.  The Company anticipates that, should the settlement be completed, approximately $10 million to $15 million of the settlement amount would be funded from insurance proceeds and other parties to the settlement.  Since specific amounts have not been agreed to at this time these anticipated amounts have not been recognized in the Company’s financial statements.

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

The Company may incur adverse tax consequences if Apple Ten has failed to qualify as a real estate investment trust (“ REIT”) for U.S. federal income tax purposes.

Prior to the merger, each of the Company and Apple Ten has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. The Company intends to operate in a manner that it believes will allow it to qualify as a REIT after the merger. Neither Apple Ten nor the Company has requested or plans to request a ruling from the Internal Revenue Service (the “IRS”) that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations.

If Apple Ten is determined to have lost its REIT status for a taxable year ending on or before the merger, the Company could face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its shareholders, because, assuming that the Company otherwise maintains its REIT qualification:

●
the Company would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of Apple Ten existing at the time of the merger if the Company were to dispose of the Apple Ten asset for up to five years following the merger;

●
the Company would succeed to any earnings and profits accumulated by Apple Ten for taxable periods that it did not qualify as a REIT, and the Company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (if the Company does not timely distribute those earnings and profits, the Company could fail to qualify as a REIT); and

●	if Apple Ten incurred any unpaid tax liabilities prior to the merger, those tax liabilities would be transferred to the Company as a result of the merger.

If there is an adjustment to Apple Ten’s taxable income or dividends paid deductions, the Company could elect to use the deficiency dividend procedure in order to maintain Apple Ten’s REIT status. That deficiency dividend procedure could require the Company to make significant distributions to its shareholders and to pay significant interest to the IRS.

As a result of all these factors, Apple Ten’s failure (before or at the merger) to qualify as a REIT could impair the Company’s ability after the merger to expand its business and raise capital, and could materially adversely affect the value of the Company’s common shares.

If the Apple Ten merger fails to qualify as a reorganization under the Code, there will be adverse tax consequences.

The parties intend that the merger will be treated as a reorganization within the meaning of Section 368(a) of the Code, and the Company has received a legal opinion to that effect from its legal counsel, Hogan Lovells US LLP and Apple Ten has received a legal opinion to that effect from its legal counsel, McGuireWoods LLP. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the IRS or the courts. If the merger were to fail to qualify as a reorganization, then an Apple Ten shareholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the amount of cash received (including cash received in lieu of a fractional common share of the Company) and the fair market value of the common shares of the Company received in the merger (determined at the effective time of the merger) and (ii) the Apple Ten shareholder’s adjusted tax basis in the Apple Ten shares deemed surrendered in the merger. Moreover, Apple Ten would be treated as selling, in a taxable transaction, all of its assets to the Company, with the result that Apple Ten would generally recognize gain or loss on the deemed transfer of its assets to the Company and, unless Apple Ten has made distributions (which would be deemed to include for this purpose the cash and fair market value of the Company’s common shares issued pursuant to the merger) to Apple Ten shareholders in an amount at least equal to the net income or gain on the deemed sale of its assets to the Company, Apple Ten could incur a significant current tax liability, which, as a result of the merger, the Company would be liable for.

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

10.8 10.9
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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 7, 2016
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 7, 2016
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)