Form 10-K
period 2016-12-31
Apple Hospitality REIT, Inc.
filed 2017-02-27
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,082,581,000 as of June 30, 2016.

The number of common shares outstanding on February 21, 2017 was 222,938,648.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 18, 2017.

APPLE HOSPITALITY REIT, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks.  The Courtyard by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn & Suites by Marriott®, Marriott® Hotels, Renaissance® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates.  The Embassy Suites by Hilton®, Hampton Inn by Hilton®, Hampton Inn & Suites by Hilton®, Hilton® Hotels & Resorts, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index
PART I
Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “outlook,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, including any legal proceedings that have been or may be instituted against the Company or others; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”).  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report.  Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of December 31, 2016, the Company owned 235 hotels with an aggregate of 30,073 rooms located in urban, high-end suburban and developing markets throughout 33 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 22 hotel management companies, none of which are affiliated with the Company.  The Company has elected to be treated as a REIT for federal income tax purposes.  The Company has wholly-owned taxable REIT subsidiaries, which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries.  The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

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

Business Objectives

The Company is one of the largest hospitality REITs, in both the number of hotels and guest rooms in the United States, with significant geographic and brand diversity.  The Company’s primary business objective is to maximize shareholder value by achieving long-term growth in cash available for distributions to its shareholders.  The Company has pursued and will continue to pursue this objective through the following investment strategies:

•	thoughtful capital allocation with selective acquisitions and dispositions of primarily hotels;
•	focusing on investments in the upscale sector of the lodging industry;

Index
•	employing broad geographic diversification of its investments;
•	franchising and collaborating with leading brands in the sector;
•	utilizing strong experienced operators for its hotels and enhancing their performance with proactive asset management;
•	reinvesting in the hotels to maintain their competitive advantage; and
•	maintaining low leverage providing the Company with financial flexibility.

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels with diverse demand generators, strong brand recognition, the potential for high levels of customer satisfaction and strong operating margins.  The acquisitions have been in broadly diversified markets across the United States to limit dependence on any one geographic area or demand generator.  With an emphasis on upscale select service hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage room rates and cost structure by benchmarking with internal and external data, using scale to help negotiate favorable vendor contracts, partnering with industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands.  To maintain its competitive advantage in each market, the Company continually reinvests in its hotels.  With its depth of ownership in particular brands and extensive experience with the Hilton and Marriott upscale brands, the Company has been able to enhance its reinvestment approach.  By maintaining a flexible balance sheet, with a debt to total capitalization (debt plus equity market capitalization based on the Company’s December 31, 2016 closing stock price) ratio at December 31, 2016 of 23%, the Company is positioned to opportunistically consider investments that further improve shareholder value.

Hotel Operating Performance

As of December 31, 2016, the Company owned 235 hotels with 30,073 rooms as compared to 179 hotels with a total of 22,961 rooms as of December 31, 2015.  During 2016, the Company acquired 56 hotels in the Apple REIT Ten, Inc. (“Apple Ten”) merger effective September 1, 2016, acquired one additional newly constructed hotel on July 1, 2016 and sold one hotel on December 6, 2016.  During 2015, the Company acquired one new and six existing hotels (between June 1, 2015 and October 31, 2015) and sold 19 hotels (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015).  The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company.  Average daily rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2016	2015	Percent Change

ADR	$133.61	$129.38	3.3%
Occupancy	76.9%	76.9%	-
RevPAR	$102.80	$99.46	3.4%

Comparable Hotels

The following table reflects certain operating statistics for the Company’s 235 hotels owned as of December 31, 2016 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 235 hotels owned as of the end of the reporting period.  For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company.  This information has not been audited, either for the periods owned or prior to ownership by the Company.  For dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2016	2015	Percent Change

ADR	$133.47	$130.05	2.6%
Occupancy	77.0%	76.9%	0.1%
RevPAR	$102.81	$100.07	2.7%

Index
Hotel performance is impacted by many factors, including the economic conditions in the United States and each individual locality.  Economic conditions in the United States have generally been favorable, which continues to overall positively impact the lodging industry.  During 2016, the Company experienced stable occupancy combined with an increase in ADR as compared to 2015, resulting in a modest increase in RevPAR.  Overall, the Company’s Comparable Hotels’ RevPAR growth for 2016 was in line with industry averages.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall room rate improvement combined with expected stable overall demand growth compared to supply growth, the Company, on a comparable basis, and industry are forecasting a low single digit percentage increase in revenue for 2017 as compared to 2016.  Based on recent revenue trends, the Company’s revenue growth rate for Comparable Hotels in 2017 is anticipated to be similar to the growth achieved in the second half of 2016, primarily due to inconsistent demand in certain markets and increased hotel supply meeting demand growth in others, limiting the Company’s ability to increase rates.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Merger with Apple Ten

Effective September 1, 2016, the Company completed its merger with Apple Ten, and added 56 Marriott and Hilton branded primarily select service and extended stay hotels located in 17 states with an aggregate of 7,209 rooms, to the Company’s real estate portfolio.  As consideration in the merger, the Company issued approximately 48.7 million common shares and paid approximately $93.6 million to Apple Ten shareholders and assumed approximately $256.8 million of debt (prior to fair value adjustments).  See Note 2 titled “Merger with Apple REIT Ten, Inc.” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the merger with Apple Ten.

2016 Investing Activities

The Company continually monitors the profitability of its properties, market conditions, and capital requirements and attempts to maximize shareholder value by investing in properties that it believes provide superior value in the long term.  Consistent with this strategy and the Company’s focus on investing in select service hotels, in addition to completing the Apple Ten merger in the third quarter of 2016, the Company also acquired a newly constructed 128-room Home2 Suites hotel in Atlanta, Georgia on July 1, 2016, the same day the hotel opened for business, for a purchase price of approximately $24.6 million.  The purchase price for this property was funded through borrowings on the Company’s $540 million revolving credit facility.  As of December 31, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $100.6 million.  One of the four, the newly constructed Fort Worth, Texas Courtyard hotel, was acquired on February 2, 2017, the same day the hotel opened for business.  The remaining three hotels are under construction and are planned to be completed and opened for business over the next nine to 18 months from December 31, 2016, at which time closing on these hotels is expected to occur.

During the third quarter of 2016, the Company identified two properties for potential sale: its 224-room Hilton hotel in Dallas, Texas and its 226-room Marriott hotel in Chesapeake, Virginia.  The Chesapeake, Virginia Marriott hotel was sold in December 2016 for approximately $9.9 million.  The Dallas, Texas Hilton hotel, which is under contract to be sold for approximately $56.1 million, was classified as held for sale as of December 31, 2016.  The proceeds from the sales, net of debt to be assumed by the buyer of the Dallas, Texas Hilton hotel at closing, were or will be used to pay down borrowings on the Company’s $540 million revolving credit facility.  See Note 4 titled “Investment in Real Estate” and Note 5 titled “Assets Held for Sale and Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these dispositions.

During 2016, the Company’s Board of Directors authorized an extension of its share repurchase program to repurchase up to $475 million of its common shares, which program will end in July 2017, if not terminated earlier.  The program may be suspended or terminated at any time by the Company.  As part of the implementation of the program, the Company has utilized written trading plans, with the plans providing for share repurchases in open market transactions.  During 2016, the Company purchased approximately 0.4 million common shares under the program, at a weighted-average market purchase price of approximately $17.72 per common share for an aggregate purchase price of approximately $7.9 million.  The timing of share repurchases and the number of common shares to

Index
be repurchased under the program will depend upon prevailing market conditions, regulatory requirements and other factors.  The Company has funded and intends to fund future repurchases, if any, with availability under its $540 million revolving credit facility.

Hotel Industry and Competition

The hotel industry is highly competitive.  Each of the Company’s hotels competes for guests primarily with other hotels in its immediate vicinity and secondarily with other hotels or lodging facilities in its geographic market.  An increase in the number of competitive hotels or other lodging facilities in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of the Company’s hotels in that area.  The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels.  Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

 Management and Franchise Agreements

All of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2016, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,703
Courtyard	39	5,336
Hampton Inn	36	4,422
Homewood Suites	34	3,825
Residence Inn	32	3,696
SpringHill Suites	17	2,248
TownePlace Suites	12	1,197
Fairfield Inn	11	1,300
Home2 Suites	6	669
Marriott	3	932
Embassy Suites	2	316
Hilton	1	224
Renaissance	1	205
Total	235	30,073

Each of the Company’s 235 hotels owned as of December 31, 2016 is operated and managed under separate management agreements with 22 hotel management companies, none of which are affiliated with the Company.  The management agreements generally provide for initial terms of one to 30 years.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  Effective January 1, 2016, the Company modified its management fee structure for the majority of its hotels, which as of December 31, 2016, included approximately 77% of its hotels.  Under the modified management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company.  The performance measures are based on various financial and quality performance metrics.  Under the modified management agreements, the fee structure replaces the base and incentive fee that was in place under the original fee structure prior to January 1, 2016, as described below.  The change, which has not significantly impacted total management fees for the Company, better aligns incentives for each property.  The remaining management agreements are under the original fee structure, which generally includes the payment of base management fees and incentive management fees.  Base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.

Seventeen of the Company’s hotels are managed by affiliates of Marriott or Hilton.  The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott or Hilton, and as a result,

Index
the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee and other similar fees based on room revenues.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

 Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment.  To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels.  During 2016 and 2015, the Company’s capital improvements for existing hotels were approximately $63.4 million and $58.9 million, respectively.  During 2017, the Company anticipates investing approximately $65 to $75 million in capital improvements, which includes various scheduled renovation projects for approximately 30-35 properties.

Financing

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its unsecured $540 million revolving credit facility.  The Company anticipates that cash flow from operations, availability under its revolving credit facility and additional borrowings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes) and share repurchases.

As of December 31, 2016, the Company had approximately $494.4 million in outstanding property level debt secured by 32 properties, with maturity dates ranging from February 2017 to December 2026 and stated interest rates ranging from 3.55% to 6.25%.

As of December 31, 2016, the Company’s $540 million revolving credit facility had an outstanding principal balance of approximately $270.0 million, with approximately $270.0 million in borrowing capacity.  The $540 million revolving credit facility is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As discussed above, the Company has historically and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular.  The Company’s ratio of debt to total capitalization as of December 31, 2016 was 23%.  The Company may increase debt levels at any time to take advantage of investment opportunities, but would plan to reduce any significant increases as appropriate with the issuance of equity or property dispositions to maintain its flexible balance sheet and reduce risks to investors compared to those of highly leveraged companies.  The Company plans to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on the majority of its debt.  All of these strategies reduce shareholder risk related to the Company’s financing structure.  See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the $540 million revolving credit facility.

Distribution Policy

The Company plans to continue to pay a consistent distribution on a monthly basis, with distributions based on anticipated cash generated from operations.  The Company’s annualized distribution rate was $1.20 per common share at December 31, 2016.  As it has done historically, due to seasonality, the Company may use its $540 million revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution is subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate.  The Board of Directors monitors the Company’s distribution rate relative to the

Index
performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

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

Effective September 1, 2016, the Company completed its merger with Apple Ten.  As contemplated in the Apple Ten merger agreement, in connection with the completion of the Apple Ten merger, the advisory and related party arrangements with respect to the Company, Apple Ten and Apple Ten’s advisors, Apple Ten Advisors, Inc. (“A10A”) and Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc. (“ARG”), were terminated.  Prior to the Apple Ten merger, the Company had a subcontract agreement with A10A to subcontract the obligations under the advisory agreement between A10A and Apple Ten to the Company.  The Company provided to Apple Ten the advisory services contemplated under the A10A advisory agreement and received an annual fee and was reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement.  Additionally, the Company provided support services to Apple Ten’s advisors, who agreed

Index
to reimburse the Company for its costs in providing these services.  After the Apple Ten merger, the Company has continued and will continue to provide support services to ARG for activities unrelated to Apple Ten.

Prior to the Apple Ten merger, Glade M. Knight, Executive Chairman of the Company, was Chairman and Chief Executive Officer of Apple Ten.  A10A and ARG are wholly owned by Mr. Knight.  Mr. Knight is also currently a partner and Chief Executive Officer of Energy 11 GP, LLC and Sundance Energy 12 GP, LLC, which are the respective general partners of Energy 11, L.P. and Sundance Energy 12, L.P.  Justin G. Knight, the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, also served as President of Apple Ten prior to the Apple Ten merger.

See Note 8 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

During 2016, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements.  At December 31, 2016, the Company had 56 employees.  The employees not only provide support to the Company, but, as discussed herein, under Related Parties, prior to the Apple Ten merger, they also provided support to Apple Ten, A10A and ARG (for activities related and unrelated to Apple Ten), and after the Apple Ten merger have continued to provide support services to ARG for activities unrelated to Apple Ten.

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

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends in the hotel industry, both nationally and in individual local markets, as well as greater competitive pressures, dependence on consumer spending patterns, changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions.  The Company’s hotels are also subject to various risks common to the hotel industry, many of which are beyond the Company’s control.  These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses.  The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

•	an increase in supply of hotel rooms that exceeds increases in demand;
•	competition from other hotels and lodging alternatives in the markets in which the Company operates;
•	dependence on business and leisure travel;
•	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;

Index
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes and earthquakes, and airline strikes or disruptions;

•	reduced travel due to adverse national, regional or local economic and market conditions;
•	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•	changes in marketing and distribution for the industry including the cost and the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	changes in hotel room demand in a local market;
•	ability of a hotel franchise to fulfill its obligations to franchisees;
•	brand expansion;
•	the performance of third-party managers of the Company’s hotels;
•
increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage and other benefits;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•	requirements for periodic capital reinvestment to repair and upgrade hotels;
•	limited alternative uses for the hotel buildings;
•	condemnation or uninsured losses; and
•	adverse effects of a downturn in the hospitality industry.

Any of these factors may reduce operating results and the value of properties that the Company owns.  Additionally, these items, among others, may reduce the availability of capital to the Company.

Adverse economic conditions in the United States and individual markets may adversely affect the Company’s business operations and financial performance.

The performance of the lodging industry has historically been closely linked to the performance of the general economy both nationally and within local markets in the United States.  The lodging industry is also sensitive to government, business and personal discretionary spending levels.  Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments.  A slowing of the current economic growth or new economic weakness could have an adverse effect on the Company’s revenue and negatively affect its profitability.  Furthermore, even if the economy in the United States in general continues to improve, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically regionally, where the Company’s properties are located.

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

The Company owns interests exclusively in hotels throughout the United States.  As a result, the Company is subject to the risks inherent in investing in only a single industry.  A downturn in the U.S. hotel industry may have more pronounced effects on the amount of funds available to the Company for distribution or on the value of the Company’s assets than if the Company had diversified investments.

Seasonality in the hotel industry creates quarterly fluctuations in results of operations.

The hotel industry historically has been seasonal in nature.  Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  As a result, there may be quarterly

Index
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

All of the hotels that the Company owned as of December 31, 2016 utilize brands owned by Marriott or Hilton.  As a result, the Company’s success is dependent in part on the continued success of Marriott and Hilton and their respective brands.  The Company believes that building brand value is critical to increase demand and strengthen customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in the Company’s portfolio may be adversely affected.  Also, if Marriott and Hilton alter certain policies, including their respective guest loyalty programs, this could reduce the Company’s future revenues.  Furthermore, if the Company’s relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the Company’s hotels or for other reasons, Marriott and/or Hilton could, under certain circumstances, terminate the Company’s current franchise licenses with them or decline to provide franchise licenses for hotels that the Company may acquire in the future.  If any of the foregoing were to occur, it could have a material adverse effect on the Company.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive.  Each of the Company’s hotels competes for guests primarily with other hotels in its immediate vicinity and secondarily with other hotels in its geographic market.  The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis.  An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area.

The Company is dependent on third-party hotel managers to operate its hotels and could be adversely affected if such managers do not manage the hotels successfully.

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels.  As a result, the Company has entered into management agreements with third-party managers to operate its hotels.  For this reason, the Company’s ability to direct and control how its hotels are operated is less than if the Company were able to manage its hotels directly.  Under the terms of the hotel management agreements, the Company’s ability to participate in operating decisions regarding its hotels is limited to certain matters, and it does not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates).  The Company does not supervise any of the hotel managers or their respective personnel on a day-to-day basis.  The Company cannot be assured that the hotel managers will manage its hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the Company’s obligations under its hotel franchise agreements.  The Company

Index
could be materially and adversely affected if any of its third-party managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage its hotels in its best interest, and may be financially responsible for the actions and inactions of the managers.  In certain situations, the Company may terminate the management agreement.  However, the Company can provide no assurances that it could identify a replacement manager, that the franchisor will consent to the replacement manager, or that the replacement manager will manage the hotel successfully.  A failure by the Company’s hotel managers to successfully manage its hotels could lead to an increase in its operating expenses or decrease in its revenues, or both.

The growth of lodging distribution channels could adversely affect the Company’s business and profitability.

Although a majority of rooms sold are sold through the hotel franchisors’ channels, a growing number of the Company’s hotel rooms are sold through other channels or intermediaries.  Rooms sold through non-franchisors’ channels are generally less profitable (after associated fees) than rooms sold through franchisors’ channels.  Although the Company’s franchisors may have established agreements with many of these alternative channels or intermediaries that limit transaction fees for hotels, there can be no assurance that the Company’s franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today.  Moreover, alternative channels or intermediaries may employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites.  As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to those of the Company’s franchisors.  If this happens, the Company’s business and profitability may be significantly negatively impacted.

Renovations and capital improvements may reduce the Company’s profitability.

The Company has ongoing needs for hotel renovations and capital improvements, including requirements under all of its hotel franchise and management agreements and certain loan agreements to maintain the hotels.  In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels.  The Company also may need to make significant capital improvements to hotels that it acquires.  Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule, or if the improvements require significant disruptions at the hotel.  The costs of capital improvements the Company needs or chooses to make could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2016, 14 of the Company’s hotels were subject to ground leases.  Accordingly, the Company effectively only owns a long-term leasehold interest in those hotels.  If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel.  In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property.  The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time.  If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel.  Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

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

Index
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

As a result of changes in an individual hotel’s operating results or to the Company’s planned hold period for a hotel, the Company may be required to record an impairment loss for a property.  The Company analyzes its hotel properties individually for indicators of impairment throughout the year.  The Company records impairment losses on a hotel property if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective property over its estimated remaining useful life, based on historical and industry data, is less than the property’s carrying amount.  Indicators of impairment include, but are not limited to, a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.

 The Company’s failure to identify and complete accretive acquisitions may adversely affect the profitability of the Company.

The Company’s business strategy includes identifying and completing accretive hotel acquisitions.  The Company competes with other investors who are engaged in the acquisition of hotels, and these competitors may affect the supply/demand dynamics and, accordingly, increase the price the Company must pay for hotels it seeks to acquire, and these competitors may succeed in acquiring those hotels themselves.  Any delay or failure on the Company’s part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede the Company’s growth.  The Company may also incur costs that it cannot recover if it abandons a potential acquisition. If the Company does not reinvest proceeds received from hotel dispositions timely, it could result in lower income.  The Company’s profitability may also suffer because future acquisitions of hotels may not yield the returns the Company expects, including due to unknown or contingent liabilities of which the Company has no or only limited recourse against the seller, and the integration of such acquisitions may cause disruptions in the Company’s business and to management or may take longer than projected.

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

Index
Loans secured by mortgages on the Company’s properties create risks of foreclosures and increased expenses.

The Company has obtained loans that are secured by mortgages on certain properties and the Company may obtain additional loans evidenced by promissory notes secured by mortgages on its properties.  As of December 31, 2016, the Company had approximately $494.4 million in outstanding property level debt secured by 32 properties.  As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets.  If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan.  If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan.  If the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs.  Additionally, defaulting under a loan may damage the Company’s reputation as a borrower and may limit its ability to secure financing in the future.

Compliance with financial and other covenants in the Company’s debt agreements may reduce operational flexibility and create default risk.

The Company’s $965 million unsecured credit facility and $150 million unsecured term loan facility contain covenants that may restrict the Company’s operations.  The covenants include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company’s ability to borrow under these credit facilities is subject to compliance with these covenants.  In addition, any credit facility or other debt the Company may enter into in the future likely will contain similar covenants and restrictions that the Company must comply with.  The Company’s failure to comply with the covenants, as well as its inability to make required payments, could cause a default under these credit facilities, which could require the outstanding borrowings to be prepaid prior to the scheduled maturity with capital obtained from other sources, which may not be available to the Company or may be available only on unfavorable terms.

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

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  There are no assurances that coverage will be available or at reasonable rates in the future.  Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.  Even when insurable, these policies may have high deductibles and/or high premiums.  Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the

Index
industry as a whole.  There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage.  In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel.  In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed.  The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy.  Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces possible risks associated with the physical effects of climate change.

The Company cannot predict with certainty whether climate change is occurring and, if so, at what rate.  However, the physical effects of climate change could have a material adverse effect on the Company.  For example, a number of its hotels are located along the Gulf and East coasts.  To the extent climate change causes changes in weather patterns, its markets could experience increases in storm intensity and rising sea-levels.  Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all.  Climate change also may have indirect effects on its business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, increasing costs of renovations, increasing the cost of energy and increasing the cost of snow removal at its properties.  There can be no assurance that climate change will not have a material adverse effect on the Company.

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

In addition, the Company’s hotels are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management.  Some of the Company’s hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals and cleaning supplies).  The Company’s hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.

Index
Liabilities and costs associated with environmental contamination at, on, under or emanating from the hotel’s properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws and regulations could be material and could materially and adversely affect the Company.  The Company can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company.  The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability.

The Company may incur significant costs complying with various regulatory requirements, which could materially and adversely affect the Company.

The Company and its hotels are subject to various U.S. federal, state and local regulatory requirements.  These requirements are wide ranging and include among others, state and local fire and life safety requirements, federal laws such as the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (the “ADA”) and the Sarbanes-Oxley Act of 2002.  Liability and costs associated with complying with these requirements are and could be material.  If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change and future requirements might require the Company to make significant unanticipated expenditures, which could materially and adversely affect the Company.

The Company is currently party to litigation and may be subject to litigation or regulatory inquiries in the future, which may require the Company to incur significant costs.

The Company is currently subject to litigation.  See Part I, Item 3, Legal Proceedings, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to this litigation.  Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure.  If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.  Also, other litigation may be filed against the Company in the future.  The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

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

Risks Related to the Company’s Organization and Structure

The Company’s ownership limitations may restrict or prevent certain acquisitions and transfers of its shares.

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

The Company’s Board of Directors may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by the Board of Directors of certain representations and undertakings.  In addition, the Board of Directors may change the share ownership limits.  The amended and restated

Index
articles of incorporation also prohibits any person from (1) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, the Company’s shares if that would result in the Company being “closely held” under Section 856(h) of the Code, would cause the Company to own (directly or indirectly) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by the Company from such tenant exceeds certain limits, would result in any manager or operator of a “qualified lodging facility,” within the meaning of Section 856(d)(9)(D) of the Code, leased by the Company (or any subsidiary of the Company) to one of its taxable REIT subsidiaries (“TRS”) failing to qualify as an “eligible independent contractor,” within the meaning of Section 856(d)(9)(A) of the Code, or otherwise cause the Company to fail to qualify as a REIT, or (2) transferring shares if such transfer would result in the Company’s shares being owned by fewer than 100 persons.  The share ownership limits contained in the amended and restated articles of incorporation key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code.  The share ownership limits also might delay or prevent a transaction or a change in the Company’s control that might involve a premium price for the Company’s common shares or otherwise be in the best interests of its shareholders.

The Company’s Executive Chairman has interests that may conflict with the interests of the Company.

Glade M. Knight, the Company’s Executive Chairman, is and will be a principal in other real estate investment transactions or programs that may compete with the Company, and he is and may be a principal in other business ventures.  Mr. Knight’s management and economic interests in these other transactions or programs may conflict with the interests of the Company.

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

The Company’s amended and restated articles of incorporation allow the Board of Directors to issue up to 30 million shares of “blank check” preferred shares.

The Company’s amended and restated articles of incorporation allow the Board of Directors to issue up to 30 million shares of “blank check” preferred shares, without action by shareholders.  Preferred shares may be issued on terms determined by the Board of Directors, and may have rights, privileges and preferences superior to those of common shares.  Without limiting the foregoing, (i) such preferred shares could have liquidation rights that are senior to the liquidation preference applicable to common shares, (ii) such preferred shares could have voting or conversion rights, which could adversely affect the voting power of the holders of common shares and (iii) the ownership interest of holders of common shares will be diluted following the issuance of any such preferred shares.  In addition, the issuance of blank check preferred shares could have the effect of discouraging, delaying or preventing a change of control of the Company.

Index
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

The Virginia corporation law contains provisions designed to deter certain takeovers of Virginia corporations.  The “affiliated transaction” provisions of Virginia law prohibit, subject to certain exceptions, any person who becomes the beneficial owner of more than 10% of any class of a corporation’s voting securities, without the prior consent of that corporation’s Board of Directors, from engaging in specified transactions with such corporation for a period of three years following the date upon which the shareholder acquires the requisite number of securities.  The types of transactions covered by the law include certain mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, dissolutions, reclassifications and recapitalizations.  The Company intends to submit a proposal to the Company’s shareholders at the 2017 annual meeting of shareholders to further amend the Company’s amended and restated articles of incorporation to opt out of the “affiliated transaction” provisions of the Virginia statute.

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

Provisions in the Company’s amended and restated articles of incorporation and second amended and restated bylaws may make it difficult for another company to acquire it and for shareholders to receive any related takeover premium for its common shares.  These provisions include, among other things, a staggered Board of Directors in which the Board of Directors is divided into three classes, with one class elected each year to serve a three-year term, and the absence of cumulative voting in the election of directors.  The Company intends to submit a proposal to the Company’s shareholders at the 2017 annual meeting of shareholders to further amend the Company’s amended and restated articles of incorporation to, among other things, destagger the Board of Directors and provide that all directors serve a one-year term.  In addition, pursuant to the Company’s second amended and restated bylaws, directors are elected by the plurality of votes cast and entitled to vote in the election of directors.  However, the Company’s corporate governance guidelines require that if an incumbent director fails to receive at least a majority of the votes cast, such director will tender his or her resignation from the Board of Directors.  The Nominating and Governance Committee of the Board of Directors will consider, and determine whether to accept, such resignation.

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

Index
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

The Company’s common shares are listed on the New York Stock Exchange under the ticker symbol “APLE.”  The market price of the Company’s common shares may fluctuate widely, depending on many factors, some of which may be beyond the Company’s control, including:

•	actual or anticipated differences in the Company’s operating results, liquidity, or financial condition;
•	changes in actual and/or estimated financial performance;
•	publication of research reports about the Company, its hotels or the lodging or overall real estate industry;
•	failure to meet analysts’ revenue or earnings estimates;
•	the extent of institutional investors’ interest in the Company and their decision to buy or sell the Company’s common shares;
•	issuances of common shares or other securities by the Company;
•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income instruments;

•	additions and departures of key personnel;
•	announcements by franchisors, operators or other owners in the hospitality industry;
•	the performance and market valuations of similar companies;
•	strategic actions by the Company or its competitors, such as acquisitions or dispositions;
•	fluctuations in the stock price and operating results of the Company’s competitors;
•	the passage of legislation or other regulatory developments that may adversely affect the Company or its industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	changes in capital costs;
•	terrorist acts;
•	general market and economic conditions, including factors unrelated to the Company’s operating performance; and
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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

Index
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

Significant sales of the Company’s common shares, or the perception that significant sales of such shares could occur, may cause the price of its common shares to decline significantly.

A large volume of sales of the Company’s common shares could decrease the market price of the Company’s common shares and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future.  Even if a substantial number of sales of common shares are not affected, the mere perception of the possibility of these sales could depress the market price of the Company’s common shares and have a negative effect on the Company’s ability to raise capital in the future.  In addition, anticipated downward pressure on the price of the Company’s common shares due to actual or anticipated sales of common shares could cause some institutions or individuals to engage in short sales of the common shares, which may itself cause the price of the common shares to decline.

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

Index
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

The Company may incur adverse tax consequences if Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”) or Apple Ten, (collectively, the “merged companies”) failed to qualify as a REIT for U.S. federal income tax purposes, or if the Apple Seven and Apple Eight mergers, and the Apple Ten merger, (collectively, the “mergers”) failed to qualify as a tax free reorganization under the Code.

On March 1, 2014, Apple Seven and Apple Eight merged into acquisition subsidiaries of the Company and ceased their separate corporate existences, and, on September 1, 2016, Apple Ten merged into an acquisition subsidiary of the Company and ceased its separate corporate existence.  If any of the merged companies failed to qualify as a REIT for any of their taxable years ending on or before the date of their respective mergers, each of the merged companies, as the case may be, would be liable for (and the Company would be obligated to pay) U.S. federal income tax on its taxable income for such years at regular corporate rates and, assuming the mergers qualified as reorganizations within the meaning of Section 368(a) of the Code,

•
the Company would be subject to tax on the built-in gain on each asset of the merged companies, as the case may be, existing at the time of each respective merger if the Company was to dispose of the merged companies assets for up to 5 years following each respective merger. Such tax would be imposed at the highest regular corporate rate in effect at the date of the sale,

•
the Company would succeed to any earnings and profits accumulated by the merged companies for taxable periods that it did not qualify as a REIT, and the Company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the Internal Revenue Service (“IRS”)) to eliminate such earnings and profits (if the Company does not timely distribute those earnings and profits, the Company could fail to qualify as a REIT), and

•	if any merged company incurred any unpaid tax liabilities prior to the merger, those tax liabilities would be transferred to the Company as a result of the merger.

If there is an adjustment to any of the merged companies’ taxable income or dividends paid deductions, the Company could elect to use the deficiency dividend procedure in order to maintain that merged company’s REIT status.  That deficiency dividend procedure could require the Company to make significant distributions to its shareholders and to pay significant interest to the IRS.

Moreover, and irrespective of whether each of the merged companies qualified as a REIT, if any were to incur tax liabilities as a result of the failure of the mergers to qualify as a reorganization within the meaning of Section 368(a) of the Code, those tax liabilities would be transferred to the Company as a result of the mergers.  Any of the merged companies’ failure (before or at the date of the respective mergers) to qualify as a REIT and/or a failure of the mergers to qualify as reorganizations within the meaning of Section 368(a) of the Code could impair the Company’s ability after the mergers to expand its business and raise capital, and could materially adversely affect the value of the Company’s common shares.

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

Index
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

In the event that distributions made by Apple Seven, Apple Eight, Apple Ten or the Company (the “Apple Companies”) are deemed “preferential dividends,” the Company could be subject to U.S. federal income tax liabilities and could be required to pay a “deficiency dividend” to its shareholders.

For taxable years ending on or before December 31, 2014, in order for distributions to be counted toward satisfying the annual distribution requirement for REITs, and to provide the Company with a REIT-level tax deduction, the distributions must not be “preferential dividends.”  A dividend is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares within a particular class, and (2) in accordance with the preferences among different classes of shares as set forth in the Company’s organizational documents.  For each taxable year commencing with the taxable year that began on January 1, 2015, so long as the Company continues to be a “publicly offered REIT” (i.e., a REIT which is required to file annual and periodic reports with the SEC under the Exchange Act), the preferential dividend rule will not apply to the Company.

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

If any Apple Company violated the prohibition on the payment of preferential dividends and that violation caused it to fail to meet the annual distribution requirement with respect to any year, such failure would preclude that Apple Company from qualifying as a REIT for U.S. federal income tax purposes and disqualify that Apple Company from taxation as a REIT for the four taxable years following the year during which its qualification was lost.  That result could subject the Company to federal income tax liabilities.  The requirement to pay any federal income tax liabilities could have an adverse effect on the Company’s ability to make the required distributions to meet the 90% distribution requirement.  If it were determined that certain distributions by the Apple Companies to shareholders failed to qualify for the dividends paid deduction for one or more taxable years with the result that any of the Apple Companies would not have satisfied its distribution requirement with respect to any such taxable year, the Company would expect to pay a “deficiency dividend” to its shareholders in the amount necessary to permit each Apple Company to satisfy the distribution requirements of Section 857 of the Code for each such taxable year.  The

Index
amount of the deficiency dividend (plus the interest payable to the IRS) that would need to be paid for all of the Apple Companies in that circumstance could be significant.

The Company may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

The Company may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder.  Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes.  As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale.  In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income.  Furthermore, with respect to certain non-U.S. shareholders, the Company may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares.  In addition, such a taxable share dividend could be viewed as equivalent to a reduction in the Company’s cash distributions, and that factor, as well as the possibility that a significant number of the Company’s shareholders could determine to sell the common shares in order to pay taxes owed on dividends, may put downward pressure on the market price of the Company’s common shares.

Even if the Company qualifies as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a TRS that are not conducted on an arm’s-length basis, and state or local income, franchise, property and transfer taxes.  In addition, the Company could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain its qualification as a REIT.  In addition, the Company’s TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any.  Any of these taxes would decrease cash available for the payment of the Company’s debt obligations and distributions to shareholders.

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

Index
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

A REIT may own up to 100% of the stock of one or more TRSs.  A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT.  Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS.  A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.  Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.  In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.  The rules also impose a 100% excise tax on “redetermined rent,” “redetermined deductions” or “excess interest” to the extent rent paid by a TRS exceeds an arm’s-length amount.  The rules also impose a 100% excise tax on “redetermined TRS service income” (generally, gross income (less deductions allocable thereto) of a TRS attributable to services provided to, or on behalf of, the Company that is less than the amounts that would have been paid by the REIT to the TRS if based on arm’s length negotiations).

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

Index
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

As of December 31, 2016, the Company owned 235 hotels with an aggregate of 30,073 rooms located in 33 states, including one hotel with 224 rooms classified as held for sale.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 22 hotel management companies, none of which are affiliated with the Company.  The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,703
Courtyard	39	5,336
Hampton Inn	36	4,422
Homewood Suites	34	3,825
Residence Inn	32	3,696
SpringHill Suites	17	2,248
TownePlace Suites	12	1,197
Fairfield Inn	11	1,300
Home2 Suites	6	669
Marriott	3	932
Embassy Suites	2	316
Hilton	1	224
Renaissance	1	205
Total	235	30,073

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,224
Alaska	1	169
Arizona	11	1,434
Arkansas	4	408
California	27	3,807
Colorado	4	567
Florida	23	2,851
Georgia	6	596
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	550
North Carolina	12	1,331
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	12	1,357
Texas	34	4,172
Utah	2	257
Virginia	15	2,383
Washington	4	609
Total	235	30,073

Index
The following table is a list of the 235 hotels the Company owned as of December 31, 2016.  As noted below, 14 of the Company’s hotels are subject to ground leases and 32 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	(2)
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton Inn & Suites	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107	(2)
Mobile	AL	Hampton Inn & Suites	McKibbon	9/1/2016	101	(1)
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84	(2)
Rogers	AR	Hampton Inn	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Aimbridge	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton Inn & Suites	North Central	9/1/2016	125	(1)
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(1)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(2)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton Inn & Suites	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton Inn	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(2)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210	(2)
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(2)
San Diego	CA	Hampton Inn	Dimension	3/1/2014	177	(2)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121	(2)
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(1)(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton Inn	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton Inn & Suites	InnVentures	3/1/2014	86
Tustin	CA	Fairfield Inn & Suites	Marriott	9/1/2016	145

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton Inn & Suites	Chartwell	9/1/2016	101	(2)
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221	(2)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton Inn	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton Inn	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103	(2)
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118	(1)
Miami	FL	Hampton Inn & Suites	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162	(2)
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton Inn & Suites	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Fairfield Inn & Suites	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(1)
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86	(1)
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(1)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(1)
Cedar Rapids	IA	Hampton Inn & Suites	Schulte	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Schulte	9/1/2016	95
Davenport	IA	Hampton Inn & Suites	Schulte	9/1/2016	103
Boise	ID	Hampton Inn & Suites	Raymond	4/30/2010	186	(2)
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton Inn & Suites	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton Inn & Suites	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield Inn & Suites	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(1)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(2)
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton Inn & Suites	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108	(2)
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton Inn & Suites	Raymond	8/3/2009	124
Kansas City	MO	Hampton Inn	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton Inn	Raymond	8/31/2010	190
St. Louis	MO	Hampton Inn & Suites	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84	(2)
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield Inn & Suites	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	112
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Aimbridge	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton Inn & Suites	LBA	11/30/2010	124
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Winston-Salem	NC	Hampton Inn & Suites	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton Inn & Suites	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178	(2)
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	165
New York	NY	Renaissance	Highgate	3/1/2014	205	(1)
Syracuse	NY	Courtyard	New Castle	10/16/2015	102	(2)
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78	(2)
Mason	OH	Hilton Garden Inn	Schulte	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton Inn & Suites	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132	(2)
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton Inn	Vista Host	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126	(2)
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124	(2)

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Jackson	TN	Hampton Inn & Suites	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	98
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton Inn & Suites	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton Inn & Suites	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton Inn	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	LBA	10/7/2014	88
Dallas	TX	Hilton	Hilton	5/17/2011	224	(2)(3)
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142	(2)
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	(2)
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77	(2)
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton Inn	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Aimbridge	3/1/2014	90
Texarkana	TX	Hampton Inn & Suites	Aimbridge	1/31/2011	81
Texarkana	TX	TownePlace Suites	Aimbridge	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Fairfax	VA	Marriott	White Lodging	9/1/2016	316
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410	(1)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150	(2)
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234	(1)(2)
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106	(2)
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					30,073

(1)  Hotel is subject to ground lease.
(2)  Hotel is encumbered by mortgage.
(3)  Hotel is classified as held for sale as of December 31, 2016.

The Company’s investment in real estate at December 31, 2016, consisted of the following (in thousands):

Land	$707,878
Building and Improvements	4,270,095
Furniture, Fixtures and Equipment	391,421
Franchise Fees	11,692
5,381,086
Less Accumulated Depreciation	(557,597)
Investment in Real Estate, net	$4,823,489

For additional information about the Company’s properties, refer to Schedule III – Real Estate and Accumulated Depreciation included at the end of Part IV, appearing elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

Quinn v. Knight, et al.

On July 19, 2016, a purported shareholder of Apple REIT Ten, Inc. (“Apple Ten”), now part of the Company, commenced a derivative action in the United States District Court for the Eastern District of Virginia, captioned and numbered Quinn v. Knight, et al, Case No. 3:16-cv-610 (the “Complaint”).  The Complaint names as defendants the members of Apple Ten’s board of directors (the “Directors”), certain officers of Apple Ten and the Company (collectively, the “Officers”), the Company and, as a nominal defendant, Apple Ten.  On November 2, 2016, the parties reached an agreement in principle to settle the litigation for $32 million, which settlement was preliminarily approved by the Court in December 2016.  The Court has scheduled a Fairness Hearing in March 2017.  The Company has included the settlement amount in accounts payable and other liabilities in its consolidated balance sheet as of December 31, 2016 and in transaction and litigation costs in the Company’s consolidated statement of operations for the year then ended.  The Company has also included approximately $10 million of insurance proceeds from its director and officer insurance carriers received in January 2017 in other assets, net in its consolidated balance sheet as of December 31, 2016 and in transaction and litigation costs in the Company’s consolidated statement of operations for the year then ended.  At this time, no assurance can be given that the proposed settlement will be approved, and therefore the actual loss incurred could be in excess of the amount accrued as of December 31, 2016.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

On April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).

In January 2017, the parties reached an agreement in principle to settle the litigation for $5.5 million, which settlement remains subject to final court approval.  The Company has included the settlement amount in accounts payable and other liabilities in its consolidated balance sheet as of December 31, 2016 and in transaction and litigation costs in the Company’s consolidated statement of operations for the year then ended.  At this time, no assurance can

Index
be given that the proposed settlement will be approved, and therefore the actual loss incurred could be in excess of the amount accrued as of December 31, 2016.

Item 4.	Mine Safety Disclosures

Not Applicable.

Index
PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE” (the “Listing”).  Prior to that time, there was no public market for the Company’s common shares.  As of December 31, 2016 and February 21, 2017, the last reported closing price per share for the Company’s common stock as reported on the NYSE was $19.98 and $20.46, respectively.  The following table sets forth the high and low sales prices per share of the Company’s common stock as reported on the NYSE since the Listing:

2016	High	Low
First Quarter	$20.53	$16.35
Second Quarter	$19.78	$17.71
Third Quarter	$20.65	$18.11
Fourth Quarter	$20.00	$17.32

2015	High	Low
Second Quarter	$19.45	$17.03
Third Quarter	$19.84	$13.82
Fourth Quarter	$20.97	$18.21

Share Return Performance

The following graph compares the cumulative total shareholder return of the Company’s common shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the SNL US REIT Hotel Index for the period from May 18, 2015, the date of the Company’s Listing, to December 31, 2016.  The SNL US REIT Hotel Index is comprised of publicly traded REITs which focus on investments in hotel properties.  The graph assumes an initial investment of $100 in the Company’s common shares and in each of the indices, and also assumes the reinvestment of dividends.

	Value of Initial Investment at
Name	05/18/15	06/30/15	09/30/15	12/31/15	03/31/16	06/30/16	09/30/16	12/31/16
Apple Hospitality REIT, Inc.	$100.00	$105.95	$106.01	$115.73	$116.62	$112.53	$112.46	$123.34
S&P 500	$100.00	$97.14	$90.89	$97.29	$98.60	$101.02	$104.91	$108.92
SNL U.S. REIT Hotel	$100.00	$96.87	$84.38	$81.94	$86.83	$84.35	$84.55	$101.55

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

Shareholder Information

As of February 17, 2016, the Company had approximately 85 holders of record of its common shares and there were approximately 222.9 million common shares outstanding.  Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders.  In order to comply with certain requirements related to the Company’s qualification as a real estate investment trust (“REIT”), the Company’s amended and restated articles of incorporation provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  As a result of the reverse share split, every two common shares were converted into one common share.  All common shares and per share amounts for all periods presented prior to the split have been adjusted to reflect the reverse share split.  See Note 9 titled “Shareholders’ Equity” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the reverse share split.

Distribution Information

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  For the years ended December 31, 2016 and 2015, the Company paid distributions of $1.20 and $1.27 per common share, respectively, for a total of approximately $229.1 million for each respective year.  During 2016, distributions were paid at a monthly rate of $0.10 per common share.  During 2015, distributions were paid at a monthly rate of $0.113334 per common share for the first five months of 2015 and $0.10 per common share from June to December 2015.  The following were monthly distributions declared per share on the Company’s common shares for each of the quarters indicated:

	Distributions Declared (1)
	2016	2015
First Quarter	$0.3000	$0.3400
Second Quarter	$0.3000	$0.4267	(2)
Third Quarter	$0.3000	$0.3000
Fourth Quarter	$0.3000	$0.3000

(1)	Except for the first quarter of 2015, a monthly distribution of $0.10 per common share had been declared as of the last day of the quarter, and was paid in the following month.
(2)
During the second quarter of 2015, four monthly distributions were declared, including a monthly distribution of $0.10 per common share that had been declared as of the last day of the quarter and was paid the following month.

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

Index
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

Share Repurchases

During 2016, the Company’s Board of Directors authorized an extension of its share repurchase program to repurchase up to $475 million of its common shares, which program will end in July 2017, if not terminated earlier.  The program may be suspended or terminated at any time by the Company.  As part of the implementation of the program, the Company has utilized written trading plans, with the plans providing for share repurchases in open market transactions.  Since inception of the share repurchase program in July 2015 through December 31, 2016, the Company has purchased approximately 1.7 million of its common shares at a weighted-average market purchase price of approximately $17.64 per common share, for an aggregate purchase price of approximately $29.9 million, including the purchase of approximately 0.4 million of its common shares in 2016, at a weighted-average market purchase price of approximately $17.72 per common share for an aggregate purchase price of approximately $7.9 million and approximately 1.2 million of its common shares in 2015, at a weighted-average market purchase price of approximately $17.61 per common share for an aggregate purchase price of approximately $22.0 million.  The timing of share repurchases and the number of common shares to be repurchased under the program will depend upon prevailing market conditions, regulatory requirements and other factors.  Repurchases under the program have been funded, and the Company intends to fund future repurchases under the program, with availability under its revolving credit facility.

Additionally, during 2016, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) as described in Note 10 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

The following is a summary of all share repurchases during the fourth quarter of 2016.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1 - October 31, 2016 (1)	23,075	$17.98	23,075	$474,600
November 1 - November 30, 2016 (1)	400,704	$17.69	400,704	$467,500
December 1 - December 31, 2016 (2)	50,044	$19.98	-	$467,500
Total	473,823		423,779

(1)	Share repurchases made as part of the Company’s $475 million share repurchase program.
(2)	Reflects common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted common shares.
(3)
Represents amount outstanding under the Company’s $475 million share repurchase program. This program may be suspended or terminated at any time by the Company. If not terminated earlier, the program will end in July 2017.

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

Index
Preferred Shares

No preferred shares of the Company are issued and outstanding.  The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million additional preferred shares.  The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in its business, including financing of additional acquisitions and other general corporate purposes.  Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting.  At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares.  The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be.  A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.  Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors.  The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions.  The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the Omnibus Plan, which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee to be in the best interests of the Company.  The Company’s Board of Directors previously adopted and the Company’s shareholders approved the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors.  In May 2015, the Directors Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan.  The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,055,379	$21.70	10,617,918
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	1,055,379	$21.70	10,617,918

(1)
Represents 852,338 stock options granted to the Company’s directors under the Directors’ Plan and 203,041 stock options granted under the Omnibus Plan in exchange for all of Apple Ten’s outstanding stock options as a result of the Apple Ten merger effective September 1, 2016.

Index
Item 6.          Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2016.  Certain information in the table has been derived from the Company’s audited financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands except per share and statistical data)	2016 (a)	2015	2014 (b)	2013	2012

Revenues:
Room	$956,119	$821,733	$735,882	$353,338	$331,610
Other	84,906	76,581	68,014	34,653	33,976
Total revenue	1,041,025	898,314	803,896	387,991	365,586

Expenses and other income:
Hotel operating expense	582,839	507,081	455,895	220,214	206,568
Property taxes, insurance and other expense	56,860	46,023	40,046	20,556	19,616
Ground lease expense	10,409	9,996	8,341	302	368
General and administrative expense	17,032	19,552	20,914	6,169	8,590
Transaction and litigation costs	34,989	7,181	5,142	3,179	1,101
Loss on impairment of depreciable real estate assets	5,471	45,000	10,988	-	-
Depreciation expense	148,163	127,449	113,112	54,827	52,748
Series B convertible preferred share expense	-	-	117,133	-	-
Interest and other expense, net	40,026	33,132	23,523	8,446	6,745
Investment income from note receivable	-	-	-	(9,040)	-
(Gain) loss on sale of real estate	153	(15,286)	-	-	-
Income tax expense	431	898	1,969	1,422	1,166
Total expenses and other income	896,373	781,026	797,063	306,075	296,902
Income from continuing operations	144,652	117,288	6,833	81,916	68,684
Income from discontinued operations, net of tax	-	-	-	33,306	6,792
Net income	$144,652	$117,288	$6,833	$115,222	$75,476

Per Share:
Income from continuing operations per common share	$0.76	$0.65	$0.04	$0.90	$0.75
Income from discontinued operations per common share	-	-	-	0.36	0.08
Net income per common share	$0.76	$0.65	$0.04	$1.26	$0.83
Distributions declared per common share (c)(d)	$1.20	$1.37	$1.39	$1.66	$3.20
Weighted-average common shares outstanding - basic and diluted	190,856	180,261	171,489	91,308	91,111

Balance Sheet Data (at end of period):
Cash and cash equivalents	$-	$-	$-	$18,102	$9,027
Investment in real estate, net	$4,823,489	$3,641,767	$3,492,821	$1,443,498	$1,463,894
Assets held for sale	$39,000	$-	$195,588	$-	$-
Total assets	$4,979,883	$3,722,775	$3,776,805	$1,489,926	$1,524,774
Total debt	$1,337,963	$998,103	$706,626	$161,196	$165,540
Shareholders’ equity	$3,517,064	$2,647,058	$3,014,624	$1,311,811	$1,346,133
Net book value per share	$15.78	$15.18	$16.13	$14.35	$14.74

Other Data:
Cash Flow From (Used In):
Operating activities	$332,034	$281,052	$252,187	$137,446	$122,966
Investing activities	$(169,837)	$(82,285)	$(58,404)	$25,446	$105,951
Financing activities	$(162,197)	$(198,767)	$(211,885)	$(153,817)	$(250,623)
Number of hotels owned at end of period (including assets held for sale)	235	179	191	89	89

(a)
Effective September 1, 2016, the Company completed the merger with Apple REIT Ten, Inc. as described in Note 2 titled “Merger with Apple REIT Ten, Inc.” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(b)
Effective March 1, 2014, the Company completed the mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc., as described in Note 3 titled “Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(c)
2015 distributions include a distribution of $0.10 per common share that was declared in December 2015 and paid in January 2016. For all other periods presented, distributions per common share declared equaled distributions paid.

(d)	2012 distributions include a special distribution of $1.50 per common share paid in May 2012.

Index
Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, the introduction of Part I regarding “Forward-Looking Statements,” and Item 1A, “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of December 31, 2016, the Company owned 235 hotels with an aggregate of 30,073 rooms located in 33 states, including one hotel with 224 rooms classified as held for sale.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 22 hotel management companies, none of which are affiliated with the Company.  The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

2016 Investing Activities

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

As more fully described in Note 6 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, effective September 1, 2016, upon completion of the merger, the Company assumed approximately $145.7 million in mortgage debt, prior to any fair value adjustments, secured by nine properties.  The Company also assumed the outstanding balance on Apple Ten’s credit facility totaling $111.1 million, which was terminated and repaid in full on September 1, 2016 with borrowings on the Company’s revolving credit facility.

All costs related to the merger are being expensed in the period they are incurred and are included in transaction and litigation costs in the Company’s consolidated statements of operations.  In connection with the merger, the Company has incurred approximately $29.2 million in merger costs (including approximately $25.1 million of costs incurred to defend and settle the lawsuit related to the merger, which is net of approximately $10.0 million of reimbursements from the Company’s directors and officers insurance carriers, which is discussed in Note 15 titled “Legal Proceedings” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K) for the year ended December 31, 2016.

As contemplated in the Merger Agreement, in connection with the completion of the merger, the advisory and related party arrangements with respect to Apple Ten and its advisors were terminated.

Index
See Note 2 titled “Merger with Apple REIT Ten, Inc.” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the merger with Apple Ten.

Other Acquisitions and Dispositions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value in the long term.  Consistent with this strategy and the Company’s focus on investing in select service hotels, in addition to completing the Apple Ten merger in the third quarter of 2016, the Company also acquired a newly constructed 128-room Home2 Suites hotel in Atlanta, Georgia on July 1, 2016, the same day the hotel opened for business, for a purchase price of approximately $24.6 million.  The purchase price for this property was funded through borrowings on the Company’s revolving credit facility.  As of December 31, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $100.6 million.  One of the four, the newly constructed Fort Worth, Texas Courtyard hotel, was acquired on February 2, 2017, the same day the hotel opened for business.  The remaining three hotels are under construction and are planned to be completed and opened for business over the next nine to 18 months from December 31, 2016, at which time closing on these hotels is expected to occur.

Additionally, for its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided by the proceeds from the sale of the property.  As a result, during the third quarter of 2016, the Company identified two properties for potential sale (its 224-room Hilton hotel in Dallas, Texas and its 226-room Marriott hotel in Chesapeake, Virginia), and in October 2016, the Company entered into separate contracts for the sale of these properties.  Due to the change in the anticipated hold period for each of these hotels, the Company recognized an impairment loss of approximately $5.5 million during the third quarter of 2016 to adjust the basis of the Chesapeake, Virginia Marriott to its estimated fair value.  In December 2016, the Company completed the sale of the Chesapeake, Virginia Marriott, resulting in a loss of approximately $0.2 million, which is included in the Company’s consolidated statements of operations for the year ended December 31, 2016.  At December 31, 2016, the Dallas, Texas Hilton was under contract to be sold for approximately $56.1 million and was classified as held for sale in the Company’s consolidated balance sheet.  Under the contract, at closing, which is expected to be during the first half of 2017, the mortgage loan secured by the Dallas, Texas Hilton hotel with an outstanding balance of approximately $27.2 million as of December 31, 2016 will be assumed by the buyer with the buyer receiving a credit for the amount assumed.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results of these properties are included in income from continuing operations for the three years ended December 31, 2016.  The proceeds from the sales were or will be used to pay down borrowings on the Company’s $540 million revolving credit facility.  See Note 4 titled “Investment in Real Estate” and Note 5 titled “Assets Held for Sale and Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these dispositions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Although improvement was moderate in the latter half of 2016, the hotel industry and the Company’s hotels overall continue to experience improvement in both revenues and operating results as compared to the prior year.  Economic conditions in the United States have been generally favorable, however there is no way to predict future economic conditions, and there are certain factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis (as defined below), and industry are forecasting a low single digit percentage increase in revenue for 2017 as compared to 2016.  Based on recent revenue trends, the Company’s revenue growth rate for comparable hotels in 2017 is anticipated to be similar to the growth achieved in the second half of 2016 (total revenue per available room (“RevPAR”) growth for the Company was approximately 1.7% for comparable hotels in the second half of 2016 compared to the second half of 2015), primarily due to inconsistent demand in certain markets and increased hotel supply meeting demand growth in others, limiting the Company’s ability to increase rates.

Index
In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Years Ended December 31,
(in thousands, except statistical data)	2016	Percent of Revenue	2015	Percent of Revenue	Change 2015 to 2016	2014	Percent of Revenue	Change 2014 to 2015

Total revenue	$1,041,025	100.0%	$898,314	100.0%	15.9%	$803,896	100.0%	11.7%
Hotel operating expense	582,839	56.0%	507,081	56.4%	14.9%	455,895	56.7%	11.2%
Property taxes, insurance and other expense	56,860	5.5%	46,023	5.1%	23.5%	40,046	5.0%	14.9%
Ground lease expense	10,409	1.0%	9,996	1.1%	4.1%	8,341	1.0%	19.8%
General and administrative expense	17,032	1.6%	19,552	2.2%	-12.9%	20,914	2.6%	-6.5%

Transaction and litigation costs	34,989		7,181		n/a	5,142		n/a
Loss on impairment of depreciable real estate assets	5,471		45,000		n/a	10,988		n/a
Depreciation expense	148,163		127,449		16.3%	113,112		12.7%
Interest and other expense, net	40,026		33,132		20.8%	23,523		40.8%
Gain (loss) on sale of real estate	(153)		15,286		n/a	-		n/a
Income tax expense	431		898		n/a	1,969		n/a

Number of hotels owned at end of period	235		179		31.3%	191		-6.3%
ADR	$133.61		$129.38		3.3%	$122.20		5.9%
Occupancy	76.9%		76.9%		-	76.4%		0.7%
RevPAR	$102.80		$99.46		3.4%	$93.38		6.5%
Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 235 hotels owned as of December 31, 2016 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 235 hotels owned as of the end of the reporting period.  For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company.  This information has not been audited, either for the periods owned or prior to ownership by the Company.  For dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2016	2015	Change 2015 to 2016	2014	Change 2014 to 2015

ADR	$133.47	$130.05	2.6%	$123.95	4.9%
Occupancy	77.0%	76.9%	0.1%	75.6%	1.7%
RevPAR	$102.81	$100.07	2.7%	$93.72	6.8%

The following table reflects certain operating statistics for the 179 hotels owned by the Company prior to the Apple Ten merger, excluding one hotel sold subsequent to the Apple Ten merger, prepared on the same basis as described above for Comparable Hotels.

	Years Ended December 31,
	2016	2015	Change 2015 to 2016	2014	Change 2014 to 2015

ADR	$134.67	$130.65	3.1%	$124.45	5.0%
Occupancy	77.4%	77.3%	0.1%	76.1%	1.6%
RevPAR	$104.22	$100.97	3.2%	$94.75	6.6%

Index
The following table reflects certain operating statistics for the 56 hotels acquired in the Apple Ten merger, prepared on the same basis as described above for Comparable Hotels.

	Years Ended December 31,
	2016	2015	Change 2015 to 2016	2014	Change 2014 to 2015

ADR	$129.58	$128.06	1.2%	$122.22	4.8%
Occupancy	75.9%	75.8%	0.1%	73.9%	2.6%
RevPAR	$98.31	$97.10	1.2%	$90.26	7.6%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States and each individual locality.  Economic indicators in the United States have generally been favorable, which continues to positively impact the overall lodging industry.  As a result, the Company’s revenue and operating results for its Comparable Hotels improved in 2016 as compared to 2015 and 2014.  The Company expects continued improvement in revenue and operating results for its Comparable Hotels in 2017 as compared to 2016, although at a slower rate than in recent years.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Results of Operations for Years 2016 and 2015

As of December 31, 2016, the Company owned 235 hotels with 30,073 rooms as compared to 179 hotels with a total of 22,961 rooms as of December 31, 2015.  Results of operations are included only for the period of ownership for hotels acquired or disposed of during 2016 and 2015.  During 2016, the Company acquired 56 hotels in the Apple Ten merger effective September 1, 2016, acquired one additional newly constructed hotel on July 1, 2016 and sold one hotel on December 6, 2016.  During 2015, the Company acquired one new and six existing hotels (between June 1, 2015 and October 31, 2015) and sold 19 hotels (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015).  As a result, the comparability of results for the years ended December 31, 2016 and 2015 as discussed below is significantly impacted by these transactions.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the years ended December 31, 2016 and 2015, the Company had total revenue of $1.0 billion and $898.3 million, respectively.  For the years ended December 31, 2016 and 2015, respectively, Comparable Hotels achieved combined average occupancy of 77.0% and 76.9%, ADR of $133.47 and $130.05 and RevPAR of $102.81 and $100.07.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During 2016, the Company experienced stable occupancy combined with an increase in ADR as compared to 2015, resulting in a modest increase in RevPAR.  Overall, the Company’s Comparable Hotels’ RevPAR growth for 2016 was in line with industry averages.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall room rate improvement combined with expected stable overall demand growth compared to supply growth, the Company, on a comparable basis, and industry are forecasting a low single digit percentage increase in revenue for 2017 as compared to 2016.  During the fourth quarter of 2016, the Company’s Comparable Hotels’ RevPAR increased approximately 1.8% compared to the fourth quarter of 2015.  Markets such as Houston, Miami and Chicago continue to show weakness due to specific market economic weakness and/or supply increases.  With the Company’s geographic diversity, these markets were offset by strength in other markets such as Los Angeles, Tampa and Phoenix.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the years ended December 31, 2016 and 2015, respectively, hotel operating expense totaled $582.8 million and $507.1 million or 56.0% and 56.4% of total revenue for each respective period.  Overall hotel operational expenses for

Index
2016 include the results of the 56 hotels acquired in the Apple Ten merger for the last four months of the year, one hotel acquired on July 1, 2016 from the date of acquisition, the results of the seven hotels acquired between June 1, 2015 and October 31, 2015 for the full year, and the results of one hotel sold on December 6, 2016 until the date of sale.  Expenses for 2015 include the results of the 19 hotels sold in 2015 until the respective dates of sale and the seven hotels acquired in 2015 from their respective dates of acquisition.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue decreased approximately 20 basis points for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to the overall increase in ADR for these hotels, favorable utility costs and the relatively fixed nature of certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs, which decline as a percentage of revenue as revenue increases, partially offset by increasing labor costs.  The Company anticipates labor costs are likely to grow at increased rates due to government regulations surrounding wages, healthcare and other benefits and other government-related initiatives, such as the “living wage” increase, which could negatively impact operating expenses in certain markets moving forward.  Additionally, labor costs have been and could be impacted in certain markets due to lower unemployment rates.  With less qualified available labor, costs have increased.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2016 and 2015 totaled $56.9 million and $46.0 million, respectively, or 5.5% and 5.1% of total revenue, respectively.  The increase as a percent of revenue from 2015 is due primarily to the receipt in 2015 of approximately $1.8 million in settlement proceeds, net of costs, from the Deepwater Horizon Economic and Property Damages Settlement Program related to damages suffered at several of the Company’s hotels as a result of the Gulf of Mexico oil spill in 2010.  For the Company’s Comparable Hotels, real estate taxes increased in 2016 compared to 2015, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments in 2017.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted.

Ground Lease Expense

Ground lease expense for the years ended December 31, 2016 and 2015 was $10.4 million and $10.0 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for 14 of its hotel properties, including four hotels acquired in the Apple Ten merger effective September 1, 2016.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2016 and 2015 was $17.0 million and $19.6 million, respectively, or 1.6% and 2.2% of total revenue, respectively.  The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses.  In addition, through August 31, 2016, the Company provided to Apple Ten the advisory services contemplated under its advisory agreement, and the Company received fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which were reductions to general and administrative expenses.  Effective September 1, 2016, in connection with the completion of the Apple Ten merger, the advisory agreement was terminated and the Company no longer receives the fees and reimbursement of expenses payable under the advisory agreement from Apple Ten.  Although expense for the Company in total dollars increased, since both the advisory fees and reimbursed costs received by the Company from Apple Ten were recorded as general and administrative expense by Apple Ten and as reductions to general and administrative expense by the Company, the termination of the advisory agreement had no financial impact on the combined company after the effective time of the merger.

The decrease in general and administrative expense for 2016 as compared to 2015 was due primarily to a decrease in compensation expense partially offset by increased costs due to the acquisition of Apple Ten.  Based on the Company’s performance in 2016 in relation to the operational performance and shareholder return metrics of the executive compensation incentive plan effective January 1, 2016 (“2016 Incentive Plan”), the amounts earned under the 2016 Incentive Plan were lower than the comparable compensation under the 2015 executive incentive plan (“2015 Incentive Plan”), resulting in a decrease in executive compensation expense for 2016 of approximately $5.6

Index
million, as compared to 2015.  However, the decrease in compensation expense was partially offset by the addition of a time-based vesting component to the 2015 Incentive Plan.  As a result of listing the Company’s common shares on the NYSE effective May 18, 2015 (the “Listing”), the Company added a time-based vesting component to its 2015 Incentive Plan in addition to the performance metrics, with compensation recognized over a two year period and, as a result, 2016 executive compensation expense includes recognition of share based compensation from both the 2015 and 2016 executive compensation incentive plans.

Transaction and Litigation Costs

Transaction and litigation costs for the years ended December 31, 2016 and 2015 were $35.0 million and $7.2 million, respectively.  Transaction and litigation costs for 2016 consist primarily of (i) costs related to the Apple Ten merger discussed herein totaling approximately $29.2 million (including approximately $25.1 million of costs incurred to defend and settle the lawsuit related to the Apple Ten merger, which is net of approximately $10.0 million of reimbursements from the Company’s directors and officers insurance carriers, discussed herein), (ii) $5.5 million of costs incurred to settle the previously disclosed lawsuit related to Apple REIT Seven, Inc.’s (“Apple Seven”) and Apple REIT Eight, Inc.’s (“Apple Eight”) terminated Dividend Reinvestment Plans, discussed herein, and (iii) other acquisition related costs totaling approximately $0.4 million.  Transaction and litigation costs for 2015 consist primarily of (i) costs related to the Board of Directors’ review and evaluation of strategic alternatives, including the Listing, totaling approximately $5.8 million, (ii) costs related to the Company’s merger with Apple Seven and Apple Eight on March 1, 2014 (“A7 and A8 mergers”) totaling approximately $0.1 million, which consisted primarily of costs incurred to defend the A7 and A8 mergers class action lawsuit, dismissed in 2016, net of reimbursements received from the Company’s directors and officers insurance carriers related to these costs and (iii) acquisition related costs totaling approximately $1.2 million.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $5.5 million and $45.0 million for the years ended December 31, 2016 and 2015, respectively, and consisted of impairment charges for (a) its Marriott hotel in Chesapeake, Virginia recorded during the third quarter of 2016, resulting from a change in the anticipated hold period for this asset, which was later sold in December 2016, and (b) its Renaissance hotel in New York, New York recorded in the fourth quarter of 2015, as a result of declines in the hotel’s current and projected operations.  See Note 4 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these impairment losses.

Depreciation Expense

Depreciation expense for the years ended December 31, 2016 and 2015 was $148.2 million and $127.4 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was primarily due to the increase in the number of properties owned as a result of the Apple Ten merger effective September 1, 2016, the acquisition of one hotel on July 1, 2016 and seven hotels in 2015 and renovations completed throughout 2016 and 2015.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2016 and 2015 was $40.0 million and $33.1 million, respectively, and is net of approximately $1.6 million and $1.5 million of interest capitalized associated with renovation and construction projects, respectively.  The increase in interest expense was primarily due to an increase in the Company’s average outstanding borrowings during 2016 as compared to 2015 which is primarily attributable to (a) mortgage debt assumed in the Apple Ten merger effective September 1, 2016 and (b) borrowings to fund (i) the cash payment portion of the Apple Ten merger, (ii) the repayment of Apple Ten’s outstanding balance on its extinguished credit facility assumed in the merger, (iii) the acquisition of eight hotels (seven between June 1, 2015 and October 31, 2015 and one on July 1, 2016) and (iv) the Company’s tender offer and other share repurchases in 2016 and 2015.  The impact of higher debt balances was partially offset by a reduction in the average interest rate incurred on the Company’s total outstanding debt.  Also, interest expense in 2015 includes a loss of approximately $0.4 million recorded to interest and other expense, net related to the change in fair value in the Company’s interest

Index
rate swap terminated in May 2015, from the time that it was no longer designated as a cash flow hedge during the first quarter of 2015 through the termination date.

Results of Operations for Years 2015 and 2014

As of December 31, 2015, the Company owned 179 hotels with 22,961 rooms as compared to 191 hotels with a total of 23,790 rooms as of December 31, 2014.  Results of operations are included only for the period of ownership for hotels acquired or disposed of during 2015 and 2014.  During 2015, the Company acquired one new and six existing hotels (between June 1, 2015 and October 31, 2015) and sold 19 hotels (18 of which were sold on February 26, 2015 and one of which was sold on June 1, 2015).  During 2014, the Company acquired 100 hotels, including 99 continuing hotels with the A7 and A8 mergers, effective March 1, 2014, and opened two newly constructed hotels during 2014.  As a result, the comparability of results for the years ended December 31, 2015 and 2014 as discussed below is significantly impacted by these transactions.

Revenues

For the years ended December 31, 2015 and 2014, the Company had total revenue of $898.3 million and $803.9 million, respectively.  For the years ended December 31, 2015 and 2014, respectively, Comparable Hotels achieved combined average occupancy of 76.9% and 75.6%, ADR of $130.05 and $123.95 and RevPAR of $100.07 and $93.72.  During 2015, as the United States economy continued to strengthen, the Company experienced an increase in average occupancy of approximately 1.7% and an increase in ADR of approximately 4.9% for its Comparable Hotels as compared to 2014.

Hotel Operating Expense

For the years ended December 31, 2015 and 2014, respectively, hotel operating expense totaled $507.1 million and $455.9 million or 56.4% and 56.7% of total revenue for each respective period.  Overall hotel operational expenses for 2015 primarily reflect the impact of the A7 and A8 mergers and the two newly constructed hotels that opened in December 2014 for the entire period, the 19 hotels sold until the respective dates of sale, and the seven hotels acquired in 2015 from their respective dates of acquisition; and for 2014 reflect the A7 and A8 mergers only for the months of March through December and the 19 hotels sold in 2015 (of which 13 were acquired in the A7 and A8 mergers) for the entire period.  For the Company’s Comparable Hotels, operating expense as a percentage of revenue decreased slightly for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the overall increase in ADR for these hotels and the Company’s success in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs.  The improvements in hotel operating expenses as a percentage of revenue were negatively impacted by disruption from and costs related to the Company’s transition of six management contracts to consolidate management within specific markets and to better access regional expertise during 2015.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2015 and 2014 totaled $46.0 million and $40.0 million, respectively, or 5.1% and 5.0% of total revenue, respectively.  For the Company’s Comparable Hotels, real estate taxes during 2015 increased due to the reassessment of property values by localities related to the improved economy, partially offset by a decrease due to successful appeals of tax assessments for other locations.  Property taxes, insurance and other expense in 2015 and 2014 was reduced by approximately $1.8 million and $0.2 million, respectively, in settlement proceeds received, net of costs, from the Deepwater Horizon Economic and Property Damages Settlement Program.

Ground Lease Expense

Ground lease expense for the years ended December 31, 2015 and 2014 was $10.0 million and $8.3 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for 10 of its hotel properties as of December 31, 2015, nine of which were acquired effective March 1, 2014 with the A7 and A8 mergers.

Index
General and Administrative Expense

General and administrative expense for the years ended December 31, 2015 and 2014 was $19.6 million and $20.9 million, respectively, or 2.2% and 2.6% of total revenue, respectively.  Included in general and administrative expenses are advisory fees and reimbursable expenses incurred prior to the A7 and A8 mergers, and thereafter, payroll and related benefits.  Effective March 1, 2014, upon completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  As a result, the employees, including management, became employed by the Company at that time, rather than the Company’s former external advisor.  In addition, from and after the A7 and A8 mergers until the Apple Ten merger, the Company provided to Apple Ten the advisory services contemplated under their advisory agreement, and the Company received fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, both of which were reductions to general and administrative expenses.  The reduction in general and administrative expense during 2015 as compared to 2014 was primarily due to an increase of approximately $1.3 million in advisory fees from Apple Ten, which reached the top fee tier under its advisory agreement due to improved results of operations of Apple Ten in 2015.  The increase in advisory fee income for the year ended December 31, 2015 also included two additional months of advisory fees in 2015 as compared to 2014.

Transaction and Litigation Costs

Transaction and litigation costs for the years ended December 31, 2015 and 2014 were $7.2 million and $5.1 million, respectively.  These costs consist primarily of costs related to the Company’s Listing effective May 18, 2015 and associated evaluation of strategic alternatives prior to the Listing, costs related to the A7 and A8 mergers, effective March 1, 2014, and acquisition related costs.  Listing and evaluation of strategic alternative costs incurred by the Company totaled approximately $5.8 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively.  Merger costs totaled approximately $0.1 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively, which include costs incurred to defend the A7 and A8 mergers class action lawsuit, dismissed in 2016, net of reimbursements received from the Company’s directors and officers insurance carriers related to these costs.  In addition, the Company incurred approximately $1.2 million and $0.6 million of acquisition related costs and pre-opening expenses (related to the opening of two hotels in December 2014) during the years ended December 31, 2015 and 2014, respectively.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $45.0 million and $11.0 million for the years ended December 31, 2015 and 2014, respectively, and consisted of impairment charges (a) for its Renaissance hotel in New York, New York recorded in the fourth quarter of 2015 as a result of declines in the hotel’s current and projected operations, and (b) resulting from a change in the anticipated hold period for three of 22 properties that were identified by the Company for potential sale, of which 19 of these properties were sold during 2015.  See Note 4 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these impairment losses.

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

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2015 and 2014 was $33.1 million and $23.5 million, respectively and is net of approximately $1.5 million and $1.9 million of interest capitalized associated with renovation and construction projects.  The increase in interest expense during 2015 as compared to 2014 was due primarily to (a) an increase in the Company’s average outstanding borrowings during 2015 as compared to 2014,

Index
which is attributable to debt assumed with the A7 and A8 mergers and increased borrowings to fund the Company’s tender offer and share repurchase program, (b) in 2015, the Company recorded a loss totaling $0.4 million related to a terminated interest rate swap in May 2015 and (c) in 2014, the Company recognized a $0.7 million gain on a foreclosure transaction, which was recorded as a reduction to interest and other expense, net.  The impact of higher debt balances was partially offset by a reduction in the average interest rate incurred under the Company’s outstanding debt.

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

The Company further adjusts FFO for certain additional items that are not in NAREIT’s definition of FFO, including: (i) the exclusion of the non-cash Series B convertible preferred share conversion expense and transaction and litigation costs as these do not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Years Ended December 31,
	2016	2015	2014
Net income	$144,652	$117,288	$6,833
Depreciation of real estate owned	147,244	126,530	112,346
(Gain) loss on sale of real estate	153	(15,286)	-
Loss on impairment of depreciable real estate assets	5,471	45,000	10,988
Amortization of favorable and unfavorable leases, net	674	2,422	1,056
Funds from operations	298,194	275,954	131,223
Series B convertible preferred share expense	-	-	117,133
Transaction and litigation costs	34,989	7,181	5,142
Non-cash straight-line ground lease expense	3,419	3,347	2,883
Modified funds from operations	$336,602	$286,482	$256,381

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

The Company considers the exclusion or inclusion of certain additional items from EBITDA useful, including (i) the exclusion of the non-cash Series B convertible preferred share conversion expense, transaction and litigation costs, gains or losses from sales of real estate and the loss on impairment of depreciable real estate assets as these do not represent ongoing operations, and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Years Ended December 31,
	2016	2015	2014
Net income	$144,652	$117,288	$6,833
Depreciation	148,163	127,449	113,112
Amortization of favorable and unfavorable leases, net	674	2,422	1,056
Interest and other expense, net	40,026	33,132	23,523
Income tax expense	431	898	1,969
EBITDA	333,946	281,189	146,493
Series B convertible preferred share expense	-	-	117,133
Transaction and litigation costs	34,989	7,181	5,142
(Gain) loss on sale of real estate	153	(15,286)	-
Loss on impairment of depreciable real estate assets	5,471	45,000	10,988
Non-cash straight-line ground lease expense	3,419	3,347	2,883
Adjusted EBITDA	$377,978	$321,431	$282,639

Hotels Owned

As of December 31, 2016, the Company owned 235 hotels with an aggregate of 30,073 rooms located in 33 states, including one hotel with 224 rooms classified as held for sale.  The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,703
Courtyard	39	5,336
Hampton Inn	36	4,422
Homewood Suites	34	3,825
Residence Inn	32	3,696
SpringHill Suites	17	2,248
TownePlace Suites	12	1,197
Fairfield Inn	11	1,300
Home2 Suites	6	669
Marriott	3	932
Embassy Suites	2	316
Hilton	1	224
Renaissance	1	205
Total	235	30,073

Index
Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,224
Alaska	1	169
Arizona	11	1,434
Arkansas	4	408
California	27	3,807
Colorado	4	567
Florida	23	2,851
Georgia	6	596
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	550
North Carolina	12	1,331
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	12	1,357
Texas	34	4,172
Utah	2	257
Virginia	15	2,383
Washington	4	609
Total	235	30,073

Refer to Part I, Item 2, of this Annual Report on Form 10-K for a table summarizing the location, brand, manager, date acquired or completed and number of rooms for each of the 235 hotels the Company owned as of December 31, 2016.

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

Index
Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2016 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$100,572	$56,472	$44,100	$-	$-
Debt (including interest of $214.1 million)	1,553,521	83,525	396,894	595,337	477,765
Ground Leases	367,679	6,156	12,918	13,727	334,878
	$2,021,772	$146,153	$453,912	$609,064	$812,643

Capital Resources

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its unsecured “$965 million credit facility”, which is comprised of (i) a $540 million revolving credit facility with an initial maturity date of May 18, 2019, and (ii) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, all funded during 2015.  Subject to certain conditions and fees, the maturity of the $540 million revolving credit facility may be extended one year and the total $965 million credit facility may be increased to $1.25 billion.  The revolving credit facility, which as of December 31, 2016 had unused borrowing capacity of approximately $270.0 million, is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of December 31, 2016, the Company’s $540 million revolving credit facility had an outstanding principal balance of approximately $270.0 million with an annual variable interest rate of approximately 2.32%.

The credit agreement governing the $965 million credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  See Note 6 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a summary of the financial and restrictive covenants as defined in the credit agreement and a description of the Company’s other debt instruments.  The Company was in compliance with the applicable covenants at December 31, 2016 and anticipates being in compliance during 2017.

In addition, the Company filed a universal shelf registration statement on Form S-3 (No. 333-210174) that was automatically effective upon filing on March 14, 2016.  The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing its preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.  As of December 31, 2016, the Company had not issued any securities under the universal shelf registration statement.

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

Distributions

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the year ended December 31, 2016 totaled approximately $229.1 million or

Index
$1.20 per common share and were paid at a monthly rate of $0.10 per common share.  For the same period, the Company’s net cash generated from operations was approximately $332.0 million.  Distributions paid during the year ended December 31, 2015 totaled $229.1 million or $1.27 per common share and net cash from operations was approximately $281.1 million.  Distributions paid during the year ended December 31, 2014 totaled $233.4 million or $1.39 per common share and net cash from operations was approximately $252.2 million.

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

Share Repurchases

During 2016, the Company’s Board of Directors authorized an extension of its share repurchase program to repurchase up to $475 million of its common shares, which program will end in July 2017, if not terminated earlier.  The program may be suspended or terminated at any time by the Company.  As part of the implementation of the program, the Company has utilized written trading plans, with the plans providing for share repurchases in open market transactions.  Since inception of the share repurchase program in July 2015 through December 31, 2016, the Company has purchased approximately 1.7 million of its common shares at a weighted-average market purchase price of approximately $17.64 per common share, for an aggregate purchase price of approximately $29.9 million, including the purchase of approximately 0.4 million of its common shares in 2016, at a weighted-average market purchase price of approximately $17.72 per common share for an aggregate purchase price of approximately $7.9 million and approximately 1.2 million of its common shares in 2015, at a weighted-average market purchase price of approximately $17.61 per common share for an aggregate purchase price of approximately $22.0 million.  The timing of share repurchases and the number of common shares to be repurchased under the program will depend upon prevailing market conditions, regulatory requirements and other factors.  Repurchases under the program have been funded, and the Company intends to fund future repurchases under the program, with availability under its revolving credit facility.

In connection with the Listing, the Company completed a modified “Dutch Auction” tender offer in June 2015 and purchased approximately 10.5 million of its common shares, which were retired, at a purchase price of $19.00 per common share, for an aggregate purchase price of approximately $200 million, excluding fees and expenses related to the tender offer.  The Company funded the tender offer and all related costs primarily from borrowings under its $965 million credit facility.

Prior to the Listing, during 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million, under its previous share redemption program that was terminated following the April 2015 redemption.  No common shares were redeemed under the program during 2014.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels.  Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of December 31, 2016, the Company held approximately $25.4 million in reserve related to these properties.  During 2016, the Company invested approximately $63.4 million in capital expenditures and anticipates

Index
spending approximately $65 to $75 million during 2017, which includes various scheduled renovation projects for approximately 30-35 properties.  The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of December 31, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $100.6 million.  The newly constructed Fort Worth, Texas Courtyard hotel was acquired on February 2, 2017, the same day the hotel opened for business.  The three remaining hotels are under construction and are planned to be completed and opened for business over the next nine to 18 months from December 31, 2016, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The Company intends to use borrowings under its revolving credit facility to purchase the hotels under contract if a closing occurs.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 8 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, effective September 1, 2016, certain day-to-day transactions may result in amounts due to or from the Company and Apple Realty Group, Inc. (“ARG”).  Prior to the Apple Ten merger, Apple Ten, its advisors, Apple Ten Advisors, Inc., and ARG (for activities both related and unrelated to Apple Ten) were part of the cost sharing structure and participated in this cash management process.  To efficiently manage cash disbursements, the Company or ARG may make payments for the other company.  Under the cash management process, each company may advance or defer up to $1 million at any time.  Each quarter, any outstanding amounts are settled between the companies.  This process allows each company to minimize its cash on hand and reduces the cost for each company.  The amounts outstanding at any point in time are not significant to either of the companies.

Management and Franchise Agreements

Each of the Company’s 235 hotels owned as of December 31, 2016 is operated and managed under separate management agreements with 22 hotel management companies, none of which are affiliated with the Company.  See Note 11 titled “Management and Franchise Agreements” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a listing of the Company’s hotel management companies.  The management agreements generally provide for initial terms of one to 30 years.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  Effective January 1, 2016, the Company modified its management fee structure for the majority of its hotels, which as of December 31, 2016, included approximately 77% of its hotels.  Under the modified management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company.  The performance measures are based on various financial and quality performance metrics.  Under the modified management agreements, the fee structure replaces the base and incentive fee that was in place under the original fee structure prior to January 1, 2016, as described below.  The change, which has not significantly impacted total management fees for the Company, better aligns incentives for each property.  The remaining management agreements are under the original fee structure, which generally includes the payment of base management fees and incentive management fees.  Base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.  For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $35.6 million, $31.1 million and $27.4 million in management fees, respectively.

Seventeen of the Company’s hotels are managed by affiliates of Marriott or Hilton.  The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  The Company pays various fees under these

Index
agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee and other similar fees based on room revenues.  For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $44.2 million, $38.0 million and $33.5 million, respectively, in franchise royalty fees.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on evaluation of information and estimates available at that date.  Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature.  The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material.  Prior to January 1, 2017, the Company expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting, brokerage commissions and other related costs.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying

Index
amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  The Company’s planned initial hold period for each property is generally 39 years.  If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of one property recorded in 2016, one property recorded in 2015 and three properties recorded in 2014 totaling approximately $5.5 million, $45.0 million and $11.0 million, respectively, as discussed herein under “Results of Operations” and in Note 4 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for information on the adoption of accounting standards in 2016 and the anticipated adoption of recently issued accounting standards.

 Subsequent Events

In both January 2017 and February 2017, the Company paid approximately $22.3 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In January 2017, the Company caused one of its indirect wholly-owned subsidiaries to enter into a purchase contract for the purchase of all of the ownership interests in a limited liability company which plans to construct a hotel in Orlando, Florida.  The hotel is planned to be a Home2 Suites by Hilton which is expected to contain 128 guest rooms.  The purchase price for the hotel is approximately $20.7 million.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

On February 2, 2017, the Company closed on the purchase of a newly constructed 124-room Courtyard by Marriott in Fort Worth, Texas, the same day the hotel opened for business.  The gross purchase price was approximately $18.0 million.

In February 2017, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2017.  The distribution is payable on March 15, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its $540 million revolving credit facility and due to its variable interest rate term loan.  As of December 31, 2016, after giving effect to interest rate swaps, as described below, approximately $372.5 million, or approximately 28% of the Company’s total debt outstanding, was subject to variable interest rates.  Based on the Company’s variable rate debt outstanding as of December 31, 2016, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.7 million, all other factors remaining the same.  With the exception of interest

Index
rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.  The Company’s cash balance at December 31, 2016 was $0.

The Company’s variable rate debt consists of its $965 million credit facility and its $150 million term loan facility.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable rate debt.  As of December 31, 2016, the Company has four interest rate swap agreements that effectively fix the interest payments on approximately $472.5 million of the Company’s variable rate debt (consisting of four term loans) through maturity.  Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.

 In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt, $965 million credit facility and $150 million term loan facility outstanding at December 31, 2016.  All dollar amounts are in thousands.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$40,274	$11,620	$302,279	$451,758	$95,928	$437,569	$1,339,428	$1,327,296
Average interest rates	3.4%	3.3%	3.4%	3.7%	4.0%	4.0%

Variable rate debt:
Maturities	$-	$-	$270,000	$425,000	$50,000	$100,000	$845,000	$845,724
Average interest rates (1)	2.7%	2.7%	2.8%	2.9%	3.0%	3.1%

Fixed rate debt:
Maturities	$40,274	$11,620	$32,279	$26,758	$45,928	$337,569	$494,428	$481,572
Average interest rates	4.5%	4.5%	4.5%	4.5%	4.4%	4.3%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Index

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting
February 27, 2017
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apple Hospitality REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Apple Hospitality REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Apple Hospitality REIT, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
February 27, 2017

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple Hospitality REIT, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality REIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
February 27, 2017

Index

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2016	2015

Assets
Investment in real estate, net of accumulated depreciation of $557,597 and $423,057, respectively	$4,823,489	$3,641,767
Assets held for sale	39,000	0
Restricted cash-furniture, fixtures and other escrows	29,425	22,651
Due from third party managers, net	31,460	24,743
Other assets, net	56,509	33,614
Total Assets	$4,979,883	$3,722,775

Liabilities
Revolving credit facility	$270,000	$114,800
Term loans	570,934	421,444
Mortgage debt	497,029	461,859
Accounts payable and other liabilities	124,856	77,614
Total Liabilities	1,462,819	1,075,717

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 222,938,648 and 174,368,340 shares, respectively	4,453,205	3,500,584
Accumulated other comprehensive income (loss)	4,589	(2,057)
Distributions greater than net income	(940,730)	(851,469)
Total Shareholders’ Equity	3,517,064	2,647,058

Total Liabilities and Shareholders’ Equity	$4,979,883	$3,722,775

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Room	$956,119	$821,733	$735,882
Other	84,906	76,581	68,014
Total revenue	1,041,025	898,314	803,896

Expenses:
Operating	262,432	227,915	206,829
Hotel administrative	81,099	69,526	59,917
Sales and marketing	82,663	71,009	64,555
Utilities	35,585	32,668	30,816
Repair and maintenance	41,249	36,886	32,938
Franchise fees	44,225	38,003	33,463
Management fees	35,586	31,074	27,377
Property taxes, insurance and other	56,860	46,023	40,046
Ground lease	10,409	9,996	8,341
General and administrative	17,032	19,552	20,914
Transaction and litigation costs	34,989	7,181	5,142
Loss on impairment of depreciable real estate assets	5,471	45,000	10,988
Depreciation	148,163	127,449	113,112
Series B convertible preferred share expense	0	0	117,133
Total expenses	855,763	762,282	771,571

Operating income	185,262	136,032	32,325

Interest and other expense, net	(40,026)	(33,132)	(23,523)
Gain (loss) on sale of real estate	(153)	15,286	0

Income before income taxes	145,083	118,186	8,802

Income tax expense	(431)	(898)	(1,969)

Net income	$144,652	$117,288	$6,833

Other comprehensive income (loss):
Interest rate derivatives	6,646	(1,546)	(511)

Comprehensive income	$151,298	$115,742	$6,322

Basic and diluted net income per common share	$0.76	$0.65	$0.04

Weighted average common shares outstanding - basic and diluted	190,856	180,261	171,489

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share data)

	Common Stock		Series B Convertible Preferred Stock		Accumulated Other Comprehensive Income (Loss)	Distributions Greater Than Net Income
	Number of Shares	Amount	Number of Shares	Amount			Total

Balance at December 31, 2013	91,392	$1,807,377	480	$48	$0	$(495,614)	$1,311,811
Issuance of common shares	89,832	1,815,119	0	0	0	0	1,815,119
Conversion of Series B convertible preferred shares into common shares	5,801	117,181	(480)	(48)	0	0	117,133
Common shares repurchased	(115)	(2,349)	0	0	0	0	(2,349)
Interest rate derivatives	0	0	0	0	(511)	0	(511)
Net income	0	0	0	0	0	6,833	6,833
Distributions declared and paid to shareholders ($1.39 per share)	0	0	0	0	0	(233,412)	(233,412)
Balance at December 31, 2014	186,910	3,737,328	0	0	(511)	(722,193)	3,014,624
Share based compensation and rounding of fractional shares for 50% reverse share split	44	823	0	0	0	0	823
Common shares repurchased	(12,586)	(237,567)	0	0	0	0	(237,567)
Interest rate derivatives	0	0	0	0	(1,546)	0	(1,546)
Net income	0	0	0	0	0	117,288	117,288
Distributions declared and paid to shareholders ($1.27 per share)	0	0	0	0	0	(229,127)	(229,127)
Distribution declared and payable to shareholders ($0.10 per share)	0	0	0	0	0	(17,437)	(17,437)
Balance at December 31, 2015	174,368	3,500,584	0	0	(2,057)	(851,469)	2,647,058
Share based compensation, net	284	5,611	0	0	0	0	5,611
Issuance of common shares	48,730	954,879	0	0	0	0	954,879
Common shares repurchased	(443)	(7,869)	0	0	0	0	(7,869)
Interest rate derivatives	0	0	0	0	6,646	0	6,646
Net income	0	0	0	0	0	144,652	144,652
Distributions declared to shareholders ($1.20 per share)	0	0	0	0	0	(233,913)	(233,913)
Balance at December 31, 2016	222,939	$4,453,205	0	$0	$4,589	$(940,730)	$3,517,064

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$144,652	$117,288	$6,833
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	148,163	127,449	113,112
Loss on impairment of depreciable real estate assets	5,471	45,000	10,988
(Gain) loss on sale of real estate	153	(15,286)	0
Series B convertible preferred share expense	0	0	117,133
Other non-cash expenses, net	6,747	6,015	1,117
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Decrease (increase) in due from third party managers, net	5,164	(1,827)	1,931
Increase in other assets, net	(9,912)	(644)	(1,486)
Increase in accounts payable and other liabilities	31,596	3,057	2,559
Net cash provided by operating activities	332,034	281,052	252,187

Cash flows from investing activities:
Cash consideration in Apple Ten merger	(93,590)	0	0
Acquisition of hotel properties, net	(23,994)	(233,078)	0
Deposits and other disbursements for potential acquisitions	(510)	(563)	0
Capital improvements and development costs	(65,128)	(62,260)	(67,990)
Decrease in capital improvement reserves	3,625	8,451	3,938
Net proceeds from sale of hotel properties	9,760	205,165	5,648
Net cash used in investing activities	(169,837)	(82,285)	(58,404)

Cash flows from financing activities:
Repurchases of common shares	(7,869)	(237,567)	(2,349)
Repurchases of common shares to satisfy employee withholding requirements	(1,459)	0	0
Equity issuance costs	(1,207)	0	0
Distributions paid to common shareholders	(229,056)	(229,127)	(233,412)
Net proceeds from revolving credit facility	155,200	23,200	91,600
Payments on extinguished credit facilities	(111,100)	0	(129,490)
Proceeds from term loans	150,000	425,000	100,000
Repayment of term loan	0	(100,000)	0
Proceeds from mortgage debt	94,000	38,000	27,000
Payments of mortgage debt	(207,694)	(111,218)	(60,331)
Financing costs	(3,012)	(7,055)	(4,903)
Net cash used in financing activities	(162,197)	(198,767)	(211,885)

Decrease in cash and cash equivalents	0	0	(18,102)

Cash and cash equivalents, beginning of period	0	0	18,102

Cash and cash equivalents, end of period	$0	$0	$0

Supplemental cash flow information:
Interest paid	$41,884	$35,019	$29,671
Income taxes paid	$1,104	$1,021	$1,860

Supplemental disclosure of noncash investing and financing activities:
Stock consideration in Apple Ten merger (see note 2)	$956,086	$0	$0
Notes payable assumed in acquisitions	$0	$22,399	$0
Stock consideration in A7 and A8 mergers (see note 3)	$0	$0	$1,814,613
Conversion of Series B convertible preferred shares to common shares	$0	$0	$117,133
Accrued distribution to common shareholders	$22,294	$17,437	$0

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of December 31, 2016, the Company owned 235 hotels with an aggregate of 30,073 rooms located in 33 states, including one hotel with 224 rooms classified as held for sale.  All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation listed in the Index at Item 15(2) has not been audited.

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on evaluation of information and estimates available at that date.  Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature.  The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material.  Prior to January 1, 2017, the Company expensed as incurred all transaction costs associated with the acquisitions of existing businesses, including title, legal, accounting, brokerage commissions and other related costs.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  The Company’s planned initial hold period for each property is generally 39 years.  If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of one property recorded in 2016, one property recorded in 2015 and three properties recorded in 2014 totaling approximately $5.5 million, $45.0 million and $11.0 million, respectively, as discussed in Note 4.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year.  If these criteria are met, the Company will cease recording depreciation and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group.  The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets.  If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs.  As of December 31, 2016, the Company had one hotel classified as held for sale, discussed further in Notes 4 and 5.  As of December 31, 2015, the Company did not have any assets classified as held for sale.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Index
Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which is comprised of unrealized gains (losses) and other adjustments resulting from hedging activity.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the year.  Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year.  Basic and dilutive net income per common share were the same for each of the years presented.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code.  Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation, transaction and litigation costs, straight-line ground lease expense, amortization of favorable and unfavorable leases, Series B convertible preferred share expense, loss on impairment of depreciable real estate assets and gain (loss) on sale of real estate assets.  The characterization of 2016 paid distributions of $1.20 per share for tax purposes was 76% ordinary income and 24% return of capital.  The characterization of 2015 paid distributions of $1.27 per share for tax purposes was 72% ordinary income, 15% return of capital, 8% unrecaptured Section 1250 gain and 5% long-term capital gain.  The characterization of 2014 paid distributions of $1.39 per share for tax purposes was 62% ordinary income and 38% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes.  Due to historical cumulative operating losses, the taxable REIT subsidiary did not incur federal income tax for the three years ended December 31, 2016 and recorded a valuation allowance against the entire deferred asset for all periods presented.  The total net operating loss carry forward for federal income tax purposes was approximately $94 million as of December 31, 2016, $100 million as of December 31, 2015 and $102 million as of December 31, 2014.  The net operating loss carry forward as of December 31, 2014 includes approximately $78 million of carry forwards that were assumed as part of the Company’s mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc., which may be used to offset the Company’s taxable income to a limited extent during future years.  The net operating losses expire beginning in 2028.  There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for the carrying value (basis) of the investment in properties.  The Company’s income tax expense as shown in the consolidated statements of operations primarily includes franchise and income taxes at the state jurisdiction level, which do not have any associated material deferred taxes.

As of December 31, 2016, the tax years that remain subject to examination by major tax jurisdictions generally include 2013-2016.

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

Accounting Standards Recently Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined.  Previously, acquirers were required to recognize these adjustments retrospectively.  The standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company adopted the new standard effective January 1, 2016, on a prospective basis.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In March, April, May and December 2016, the FASB issued ASUs No. 2016-08, 2016-10, 2016-12 and 2016-20, respectively, all related to Revenue from Contracts with Customers (Topic 606), which further clarify the application of the standard.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to annual and interim periods beginning after December 15, 2017, and permitted early application for annual reporting periods beginning after December 15, 2016.  The Company plans to adopt this standard using the modified retrospective approach.  Although the Company is still evaluating this ASU, based on its initial assessment, the Company does not believe there will be a significant change to the amount or timing of the recording of revenue in its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  Some provisions of the standard require a retrospective transition approach.  The Company plans to adopt this standard in the first quarter of 2017, which is not expected to have a material impact on the Company’s consolidated financial statements.

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

Index
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows.  The standard is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The standard requires a retrospective transition approach.  The adoption of this standard is expected to result in the reclassification of restricted cash balances and activity in the Company’s statements of cash flows.  Other than this reclassification, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which is intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The standard is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The standard requires a prospective transition approach.  The Company plans to adopt this standard in the first quarter of 2017.  Prior to the adoption of this standard, the Company’s acquisitions of hotel properties were accounted for as existing businesses, and therefore all transaction costs associated with the acquisitions, including title, legal, accounting, brokerage commissions and other related costs were expensed as incurred.  The adoption of this standard will not affect transactions that occurred prior to the effective date, however, future acquisitions of hotel properties will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred.  Future asset acquisitions will require the Company to complete its allocation of the purchase price at the time of the acquisition as the measurement period applicable to business combinations does not apply to asset acquisitions.

Note 2

Merger with Apple REIT Ten, Inc.

Effective September 1, 2016, the Company completed its previously announced merger with Apple REIT Ten, Inc. (“Apple Ten”) (the “merger” or “Apple Ten merger”), which merger and related transaction proposals were approved by each company’s respective shareholders, as applicable, on August 31, 2016.  Pursuant to the Agreement and Plan of Merger entered into on April 13, 2016, as amended on July 13, 2016 (the “Merger Agreement”), Apple Ten merged with and into 34 Consolidated, Inc., a wholly-owned subsidiary of the Company (“Acquisition Sub”), at which time the separate corporate existence of Apple Ten ceased and Acquisition Sub became the surviving corporation in the merger.  Acquisition Sub was formed solely for the purpose of engaging in the merger and had not conducted any prior activities.  Immediately following the effective time of the merger, the name of Acquisition Sub was changed to Apple REIT Ten, Inc.  As a result of the merger, the Company acquired the business of Apple Ten, a real estate investment trust, which immediately prior to the effective time of the merger, owned 56 hotels located in 17 states with an aggregate of 7,209 rooms.

Upon completion of the Apple Ten merger, each issued and outstanding unit of Apple Ten (consisting of a common share and related Series A preferred share) (each, an “Apple Ten unit”) was converted into the right to receive (i) 0.522 (the “unit exchange ratio”) common shares of the Company, with cash in lieu of fractional shares, and (ii) $1.00 in cash, and each issued and outstanding Series B convertible preferred share of Apple Ten was converted into the right to receive (i) a number of common shares of the Company equal to 12.11423 multiplied by the unit exchange ratio, with cash in lieu of fractional shares, and (ii) an amount in cash equal to 12.11423 multiplied by $1.00, resulting in the issuance of a total of approximately 48.7 million common shares of the Company and a total payment of approximately $93.6 million in cash, including $0.2 million for fractional shares, to Apple Ten shareholders.  The cash payment was funded through borrowings on the Company’s $540 million revolving credit facility.  The Company’s common shares totaling 174.7 million prior to the Apple Ten merger remained outstanding following the merger, resulting in approximately 223.4 million common shares outstanding upon completion of the merger.  Also, as a result of the merger, the Company, through its wholly-owned subsidiary, assumed all of Apple Ten’s assets and liabilities at closing.

The Company has accounted for the Apple Ten merger in accordance with the Accounting Standards Codification (“ASC”) 805, Business Combinations.  The Company is considered the acquirer for financial reporting purposes, which requires, among other things, that the assets acquired and liabilities assumed from Apple Ten be recognized at their acquisition date fair values.  For purpose of accounting for the transaction, the aggregate value of the merger consideration paid to Apple Ten shareholders was estimated to be approximately $1.0 billion, and is

Index
comprised of approximately $956.1 million for the issuance of approximately 48.7 million common shares of the Company valued at $19.62 per share, which was the closing price of the Company’s common shares on August 31, 2016 (the date that the merger was approved), and $93.6 million in cash.

As more fully described in Note 6, effective September 1, 2016, upon completion of the Apple Ten merger, the Company assumed approximately $145.7 million in mortgage debt, prior to any fair value adjustments, secured by nine properties.  The Company also assumed the outstanding balance on Apple Ten’s credit facility totaling $111.1 million, which was terminated and repaid in full on September 1, 2016 with borrowings on the Company’s revolving credit facility.

As more fully described in Note 12, in connection with the Apple Ten merger, the Company acquired four properties with three existing ground leases, with remaining terms of approximately 26, 46 and 84 years, excluding any option periods to extend the initial lease term.  The Company has the option to extend the term of the lease with 26 years remaining beyond its initial term up to four times for 30 years each renewal period.  There are no renewal options on the other leases.

All costs related to the Apple Ten merger are being expensed in the period they are incurred and are included in transaction and litigation costs in the Company’s consolidated statements of operations.  In connection with the merger, the Company has incurred approximately $29.2 million in merger costs (including approximately $25.1 million of costs incurred to defend and settle the lawsuit related to the merger, which is net of approximately $10.0 million of reimbursements from the Company’s directors and officers insurance carriers, discussed in Note 15) for the year ended December 31, 2016.  The reimbursements from the Company’s directors and officers insurance carriers were received in January 2017, but had been approved as of December 31, 2016 and, as a result, are recorded in other assets, net, in the Company’s consolidated balance sheet at December 31, 2016.

In connection with the issuance of approximately 48.7 million common shares to effect the Apple Ten merger, the Company incurred approximately $1.2 million in issuance costs including legal, accounting and reporting services.  These costs were recorded by the Company as a reduction of shareholders’ equity.

As contemplated in the Merger Agreement, in connection with the completion of the Apple Ten merger, the advisory and related party arrangements with respect to Apple Ten and its advisors, as described in more detail in Note 8, were terminated.

The following table summarizes the Company’s purchase price allocation for the Apple Ten merger, which represents its best estimate of the fair values of the assets acquired and liabilities assumed on September 1, 2016, the effective date of the merger (in thousands):

Purchase Price Allocation
Assets:
Land	$150,780
Building and improvements	1,066,379
Furniture, fixtures and equipment	75,345
Franchise fees	2,917
Investment in real estate	1,295,421
Restricted cash, due from third party managers and other assets	33,579
Total assets	1,329,000

Liabilities:
Credit facility	111,100
Mortgage debt	151,885
Accounts payable and other liabilities	16,339
Total liabilities	279,324

Fair value estimate of net assets acquired (total consideration paid)	$1,049,676

The allocation of the purchase price required a significant amount of judgment and was based upon valuations and other analyses described below that were finalized during the fourth quarter of 2016.  Measurement period

Index
adjustments were made during the fourth quarter of 2016 to adjust real estate values to reflect new information obtained about facts and circumstances that existed as of the acquisition date.  Changes to the initial purchase price allocation did not have a material impact on the Company’s consolidated financial statements.  The Company engaged a valuation firm to assist in the analysis.  The methodologies and significant inputs and assumptions used in deriving estimates of fair value vary and are based on the nature of the tangible or intangible asset acquired or liability assumed.  The fair value of land, building and improvements, furniture, fixtures and equipment, and identifiable intangible assets was developed based on the cost approach, market approach or income approach depending on available information and compared to a secondary approach when possible.  The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to the Company as of the acquisition date for the issuance of debt with similar terms and remaining maturities.  Significant inputs and assumptions associated with these approaches included estimates of future operating cash flows and discount rates based on an evaluation of both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy).  No goodwill was recorded in connection with the Apple Ten merger.

The following unaudited pro forma information for the years ended December 31, 2016 and 2015, is presented as if the Apple Ten merger, effective September 1, 2016, had occurred on January 1, 2015, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the merger been completed on January 1, 2015, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the Apple Ten merger.  Amounts are in thousands except per share data.

	Year Ended December 31,
	2016	2015
Total revenue	$1,232,191	$1,160,409
Net income	$210,311	$163,815
Basic and diluted net income per common share	$0.94	$0.72
Weighted average common shares outstanding - basic and diluted	223,343	228,991

For purposes of calculating these pro forma amounts, merger transaction and litigation costs totaling approximately $29.2 million for the year ended December 31, 2016, included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these costs are attributable to the Apple Ten merger and related transactions and do not have an ongoing impact to the statements of operations.

Note 3

Mergers with Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

Effective March 1, 2014, the Company completed its mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) (the “A7 and A8 mergers”) and added 99 continuing hotels with an aggregate of 12,121 rooms, located in 27 states, to the Company’s real estate portfolio.  In connection with the A7 and A8 mergers, the Company issued approximately 90 million common shares to Apple Seven and Apple Eight shareholders.  For purposes of accounting for the transactions, the total consideration of the Company’s common shares transferred in the A7 and A8 mergers was estimated to be approximately $1.8 billion and was based on a fair value estimate of $20.20 per common share.  Since the Company’s common shares were not publicly traded at the time of the mergers, the fair value estimate of the Company’s common shares was based upon a third party valuation and other analysis as of March 1, 2014, the effective date of the A7 and A8 mergers.  Upon completion of the A7 and A8 mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated.  The termination of the advisory agreements resulted in the conversion of the Company’s Series B convertible preferred shares into approximately 5.8 million common shares.  As a result of the conversion, all of the Company’s Series A preferred shares were terminated and the Company only has common shares outstanding.  In conjunction with this event, during the first quarter of 2014, the Company recorded a non-cash expense totaling approximately $117.1 million, included in the Company’s consolidated statements of operations, to reflect the fair value estimate of the conversion of the Series B convertible preferred shares to common shares at a fair value estimate of $20.20 per common share.

Index
All costs related to the A7 and A8 mergers were expensed in the period incurred and included in transaction and litigation costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred approximately $0.1 million and $3.3 million, respectively, in merger costs during the years ended December 31, 2015 and 2014.

Total revenue and operating income related to the A7 and A8 mergers, from the effective date of the mergers through December 31, 2014, included in the Company’s consolidated statements of operations were approximately $385.6 million and $77.2 million, respectively.

Note 4

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015

Land	$707,878	$561,630
Building and Improvements	4,270,095	3,200,918
Furniture, Fixtures and Equipment	391,421	293,444
Franchise Fees	11,692	8,832
	5,381,086	4,064,824
Less Accumulated Depreciation	(557,597)	(423,057)
Investment in Real Estate, net	$4,823,489	$3,641,767

As of December 31, 2016, the Company owned 235 hotels with an aggregate of 30,073 rooms located in 33 states, including one hotel with 224 rooms classified as held for sale.

2016 and 2015 Investing Activity

On July 1, 2016, the Company closed on the purchase of a newly constructed 128-room Home2 Suites hotel in Atlanta, Georgia, the same day the hotel opened for business, for a purchase price of approximately $24.6 million.  The Company used borrowings under its revolving credit facility to purchase the hotel.  Additionally, as described in Note 2, effective September 1, 2016, the Company completed the merger with Apple Ten, which added 56 hotels, located in 17 states, with an aggregate of 7,209 rooms to the Company’s real estate portfolio.  As shown in the table setting forth the purchase price allocation for the Apple Ten merger in Note 2, the total real estate value of the merger was estimated to be approximately $1.3 billion.  For the 57 hotels acquired during 2016, the amount of revenue and operating income (excluding merger and other acquisition related transaction costs) included in the Company’s consolidated statements of operations from the date of acquisition through December 31, 2016 was approximately $90.2 million and $19.5 million, respectively.

During 2015, the Company acquired seven hotels.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired during 2015.  All dollar amounts are in thousands.

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

(1) At the date of purchase, the purchase price for each of these properties, net of approximately $22.4 million in mortgage debt assumed (secured jointly by the two hotels in Syracuse, New York), was funded through the Company’s revolving credit facility with availability provided primarily from the proceeds from the sale of properties discussed in Note 5.

Index
For the seven hotels acquired during 2015, the amount of revenue and operating income (excluding acquisition related transaction costs) included in the Company’s consolidated statements of operations from the date of acquisition through December 31, 2015 was approximately $18.5 million and $4.8 million, respectively.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

No goodwill was recorded in connection with any of the acquisitions.

Loss on Impairment of Depreciable Real Estate Assets

During the years ended December 31, 2016, 2015 and 2014, the Company recorded impairment losses totaling approximately $5.5 million, $45.0 million and $11.0 million.

During the third quarter of 2016, the Company identified two properties for potential sale: the Dallas, Texas Hilton hotel and the Chesapeake, Virginia Marriott hotel.  In October 2016, the Company entered into separate contracts for the sale of these properties.  Due to the change in the anticipated hold period for each of these hotels, the Company reviewed the estimated undiscounted cash flows generated by each property (including its sale price, net of commissions and other selling costs) and determined that the Chesapeake, Virginia Marriott’s estimated undiscounted cash flows were less than its carrying value; therefore the Company recognized an impairment loss of approximately $5.5 million in the third quarter of 2016 to adjust the basis of this property to its estimated fair value, which was based on the original contracted sale price, net of broker commissions and other estimated selling costs, a Level 1 input under the fair value hierarchy.  As further discussed in Note 5, the Chesapeake, Virginia Marriott was sold in December 2016 and the Dallas, Texas Hilton was classified as held for sale at December 31, 2016.

During the fourth quarter of 2015, upon finalizing its 2016 property level budgets, the Company identified indicators of impairment at its Renaissance hotel in New York, New York, due to declines in the current and forecasted operations of the property.  The Company performed a test of recoverability and determined that the carrying value of the hotel exceeded its estimated undiscounted future cash flows.  The shortfall in estimated cash flows was triggered by a combination of (a) declines in existing and forecasted hotel market conditions in New York, (b) new supply in the market and (c) the loss of retail tenants at the property and the extended period of time it has taken and is estimated that it will take to re-lease the available space.  The cost of transitioning to a new management company during 2015, increases in real estate taxes and the remaining term on the property’s ground lease impacted the shortfall.  Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the hotel (approximately $86 million) to its estimated fair market value (approximately $41 million), resulting in an impairment loss of approximately $45.0 million.  The Company engaged a third party to assist with the analysis of the fair market value.  The fair market value of the hotel was estimated by using the income and market approaches as outlined under ASC 820, using both observable market data (Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own assumptions and calculations (Level 3 inputs under the fair value hierarchy).  Under the income approach, the fair value estimate was calculated from a discounted cash flow analysis, using expected future cash flows based on stabilized room revenue growth rates of 1% to 4%, an estimated discount rate of approximately 8.5% to 9.5%, estimated terminal capitalization rate of 7% and other market considerations.

During the third quarter of 2014, the Company identified 22 properties for potential sale of which, as further discussed in Note 5, 19 of these properties were sold during 2015.  The properties were identified based on individual market conditions, the Company’s total investment in certain markets, and additional capital requirements for those properties.  During October 2014, the Company began the process of marketing these assets.  During the year ended December 31, 2014, the Company recorded an impairment loss of approximately $11.0 million (of which $8.6 million and $2.4 million was recorded in the third and fourth quarter of 2014) on three of these properties.  Due to the change in the anticipated holding period of the assets, the undiscounted cash flows generated by these three properties was estimated to be less than their carrying values; therefore the Company recorded an impairment loss to adjust the basis of these individual properties to their estimated fair values.  The estimated fair values of these properties were based on third party estimates and discounted cash flow analyses, using expected future cash flows, an estimated discount rate of approximately 9%, estimated terminal capitalization rate of 7.5% and other market considerations.  These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy.

Index
Note 5

Assets Held for Sale and Dispositions

Assets Held for Sale

In October 2016, the Company entered into a purchase and sale agreement for the sale of its 224-room Hilton hotel in Dallas, Texas, which was terminated in November 2016.  In December 2016, the Company entered into a new purchase and sale agreement for a gross sales price of approximately $56.1 million, as amended.  The hotel has been classified as held for sale at its historical cost (which is less than the contract price, net of costs to sell) in the Company’s consolidated balance sheet at December 31, 2016.  The Company anticipates that it will close on the sale during the first half of 2017, resulting in an estimated gain of approximately $16 million, which will be recorded in the period of the sale.  The estimated gain is calculated as the total sales price, net of commissions and selling costs, less the carrying value totaling approximately $39.0 million as of December 31, 2016.  Under the contract, at closing, the mortgage loan secured by the Dallas, Texas Hilton hotel will be assumed by the buyer with the buyer receiving a credit for the amount assumed.  As of December 31, 2016, the mortgage loan had an outstanding balance of approximately $27.2 million and was included in mortgage debt in the Company’s consolidated balance sheet.  The proceeds from the sale will be used to pay down borrowings on the Company’s revolving credit facility.  There were no assets classified as held for sale as of December 31, 2015.

2016 Dispositions

In October 2016, the Company entered into a purchase and sale agreement for the sale of its 226-room Marriott hotel in Chesapeake, Virginia, which agreement was amended in November 2016, resulting in an adjusted gross sale price of approximately $9.9 million.  As discussed in Note 4, during the third quarter of 2016, the Company recognized an impairment loss of $5.5 million to adjust the basis of this property to its estimated fair value, which was based on the original contracted sale price, net of broker commissions and other estimated selling costs.  In December 2016, the Company completed the sale, resulting in a loss of approximately $0.2 million, which is included in the Company’s consolidated statements of operations for the year ended December 31, 2016.  The proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility.

2015 Dispositions

During the year ended December 31, 2015, the Company sold 19 properties in two separate transactions for a total sales price of approximately $208.5 million, resulting in a gain on sale of approximately $15.3 million, which is included in the Company’s consolidated statements of operations for the year ended December 31, 2015.  Of the 19 hotels sold, 18 hotels were sold on February 26, 2015 for $206.4 million, resulting in a gain on sale of approximately $15.6 million and one hotel was sold on June 1, 2015 for $2.1 million, resulting in a loss of approximately $0.3 million.  The proceeds from the sale transactions were used primarily to repay the outstanding balance under the Company’s revolving credit facility, with the increased availability used to fund hotel acquisitions during 2015.

The Company’s consolidated statements of operations include operating income (loss) of approximately $(2.1) million, $4.7 million and $8.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, relating to the results of operations of the 21 hotels noted above (including the Dallas, Texas Hilton, classified as held for sale as of December 31, 2016, the Chesapeake, Virginia Marriott sold in 2016 and the 19 hotels sold in 2015) for the period of ownership.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the years ended December 31, 2016, 2015 and 2014, as applicable.

Note 6

Debt

$965 Million Credit Facility

On March 3, 2014, the Company entered into an unsecured $345 million credit facility (comprised of a $245 million revolving credit facility and a $100 million term loan) and used borrowings under the credit facility to

Index
extinguish and repay the outstanding balances under the Apple Seven and Apple Eight credit facilities, assumed in the A7 and A8 mergers on March 1, 2014, totaling $129.5 million, and the outstanding balance on the Company’s $50 million credit facility.  On May 18, 2015, concurrent with the Listing, the Company entered into an amendment and restatement of its $345 million credit facility, increasing the borrowing capacity to $965 million, reducing the annual interest rate and extending the maturity dates.  The unsecured “$965 million credit facility” is comprised of (i) a $540 million revolving credit facility with an initial maturity date of May 18, 2019 (the “revolving credit facility”), and (ii) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, of which $212.5 million was funded on May 18, 2015, $110.0 million was funded on July 1, 2015, and $102.5 million was funded on August 14, 2015 (the “$425 million term loans”).  Subject to certain conditions including covenant compliance and additional fees, the revolving credit facility maturity date may be extended one year and the amount of the total credit facility may be increased from $965 million to $1.25 billion.  The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $965 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 1.50% to 2.30%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.   In conjunction with the $425 million term loans, the Company entered into two interest rate swap agreements, which effectively fix the interest rate on $322.5 million of the outstanding balance at approximately 3.10%, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 7 for more information on the interest rate swap agreements.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.30% on the unused portion of the revolving credit facility, based on the amount of borrowings outstanding during the quarter.

$150 Million Term Loan Facility

On April 8, 2016, the Company entered into an unsecured $150 million term loan facility with a syndicate of commercial banks (the “$150 million term loan facility”), consisting of a term loan of up to $50 million that will mature on April 8, 2021 (the “$50 million term loan”) and a term loan of up to $100 million that will mature on April 8, 2023 (the “$100 million term loan,” and collectively with the $50 million term loan, the “$150 million term loans”).  The Company initially borrowed $50 million under the $150 million term loan facility on April 8, 2016 and borrowed the remaining $100 million on September 30, 2016.  The credit agreement contains requirements and covenants similar to the Company’s $965 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions.  Interest payments on the $150 million term loan facility are due monthly and the interest rate is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.45% to 2.20% for the $50 million term loan and 1.80% to 2.60% for the $100 million term loan, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company also entered into two interest rate swap agreements which, beginning on September 30, 2016, effectively fix the interest rate on the $50 million term loan and $100 million term loan at 2.54% and 3.13%, respectively, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 7 for more information on the interest rate swap agreements.  Proceeds from the $150 million term loan facility were used to pay down outstanding balances under the Company’s revolving credit facility with the intent to use the increased availability to repay scheduled mortgage debt maturities through the end of the first quarter of 2017.

As of December 31, 2016 and 2015, the details of the Company’s revolving credit facility, $425 million term loans and $150 million term loans were as set forth below.  All dollar amounts are in thousands.

		As of December 31, 2016			As of December 31, 2015
	Maturity Date	Outstanding Balance	Interest Rate		Outstanding Balance	Interest Rate
Revolving credit facility (1)	5/18/2019	$270,000	2.32%	(2)	$114,800	1.98%	(2)

Term loans
$425 million term loans	5/18/2020	425,000	2.90%	(3)	425,000	2.81%	(3)
$50 million term loan	4/8/2021	50,000	2.54%	(4)	0	-
$100 million term loan	4/8/2023	100,000	3.13%	(4)	0	-
Total term loans at stated value		575,000			425,000
Unamortized debt issuance costs		(4,066)			(3,556)
Total term loans		570,934			421,444

Total revolving credit facility and term loans		$840,934			$536,244

Index

(1)
Unamortized debt issuance costs related to the revolving credit facility totaled approximately $2.8 million and $4.0 million as of December 31, 2016 and 2015, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

(2)	Annual variable interest rate at the balance sheet date.
(3)
Effective annual interest rate which includes the effect of interest rate swaps on $322.5 million of the outstanding loan balance, resulting in an annual fixed interest rate of approximately 3.10% on this portion of the debt, subject to adjustment based on the Company’s leverage ratio. See Note 7 for more information on the interest rate swap agreements. Remaining portion is variable rate debt.

(4)
Annual fixed interest rate at the balance sheet date which includes the effect of an interest rate swap on the outstanding loan balance, subject to adjustment based on the Company’s leverage ratio. See Note 7 for more information on the interest rate swap agreements.

The credit agreements governing the $965 million credit facility and $150 million term loan facility contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The credit agreements contain the following financial and restrictive covenants (capitalized terms are defined in the credit agreements).

•	A ratio of Consolidated Total Indebtedness to Consolidated EBITDA of not more than 6.00 to 1.00 (subject to a higher amount in certain circumstances);
•	A ratio of Consolidated Secured Indebtedness to Consolidated Total Assets of not more than 45%;
•
A minimum Consolidated Tangible Net Worth of approximately $2.3 billion (plus an amount equal to 75% of the Net Cash Proceeds from issuances and sales of Equity Interests occurring after the Closing Date, subject to adjustment, less the lesser of (a) an amount equal to 75% of Restricted Payments for the tender, redemption and/or other purchases of its common stock made by the Company after the Closing Date and (b) $375 million);

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
•
Restricted Payments (including distributions and share repurchases), net of any proceeds from a dividend reinvestment plan and excluding Restricted Payments for the tender, redemption and/or other purchases of its common stock in an amount not to exceed $700 million in the aggregate, cannot exceed 95% of Funds From Operations for each fiscal year, unless the Company is required to distribute more to meet REIT requirements.

The Company was in compliance with the applicable covenants at December 31, 2016.

Mortgage Debt

As of December 31, 2016, the Company had approximately $494.4 million in outstanding property level debt secured by 32 properties, with maturity dates ranging from February 2017 to December 2026, stated interest rates ranging from 3.55% to 6.25% and effective interest rates ranging from 3.55% to 5.95%.  The loans generally provide for monthly payments of principal and interest on an amortized basis.  The loans are generally subject to defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2016 and 2015 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index
Location	Brand	Interest Rate (1)		Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2016	Outstanding balance as of December 31, 2015
Austin, TX	Homewood Suites	5.99%		4/14/2009		(2)	$7,556	$0	$6,255
Austin, TX	Hampton Inn	5.95%		4/14/2009		(2)	7,553	0	6,247
Hilton Head, SC	Hilton Garden Inn	6.29%		3/1/2014		(2)	5,557	0	5,226
Round Rock, TX	Hampton Inn	5.95%		3/6/2009		(2)	4,175	0	3,457
Highlands Ranch, CO	Residence Inn	5.94%		3/1/2014		(2)	10,494	0	10,118
Texarkana, TX	Hampton Inn & Suites	6.90%		1/31/2011		(2)	4,954	0	4,578
Bristol, VA	Courtyard	6.59%		11/7/2008		(2)	9,767	0	8,747
Oceanside, CA	Residence Inn	4.24%	(3)	3/1/2014		(2)	15,662	0	15,090
Burbank, CA	Residence Inn	4.24%	(3)	3/1/2014		(2)	23,493	0	22,635
Malvern/Philadelphia, PA	Courtyard	6.50%		11/30/2010		(2)	7,894	0	6,912
Winston-Salem, NC	Courtyard	5.94%		3/1/2014		(2)	7,458	0	7,220
Virginia Beach, VA	Courtyard	6.02%		3/1/2014		(2)	13,931	0	13,399
Virginia Beach, VA	Courtyard	6.02%		3/1/2014		(2)	16,813	0	16,172
Charlottesville, VA	Courtyard	6.02%		3/1/2014		(2)	14,892	0	14,323
Carolina Beach, NC	Courtyard	6.02%		3/1/2014		(2)	12,009	0	11,551
Savannah, GA	Hilton Garden Inn	5.87%		3/1/2014		(2)	4,977	0	4,688
Scottsdale, AZ	Hilton Garden Inn	6.07%		9/1/2016		(2)	9,668	0	0
Lewisville, TX (4)	Hilton Garden Inn	0.00%		10/16/2008		(2)	3,750	0	2,000
Greenville, SC	Residence Inn	6.03%		3/1/2014		(2)	6,012	0	5,810
Birmingham, AL	Homewood Suites	6.03%		3/1/2014		(2)	10,908	0	10,541
Jacksonville, FL	Homewood Suites	6.03%		3/1/2014		(2)	15,856	0	15,322
Irving, TX	Homewood Suites	5.83%		12/29/2010		(5)	6,052	5,072	5,260
Gainesville, FL	Homewood Suites	5.89%		9/1/2016		(5)	12,051	11,966	0
Duncanville, TX	Hilton Garden Inn	5.88%		10/21/2008	5/11/2017		13,966	12,126	12,401
San Juan Capistrano, CA	Residence Inn	4.15%		9/1/2016	6/1/2020		16,210	16,104	0
Colorado Springs, CO	Hampton Inn & Suites	6.25%		9/1/2016	7/6/2021		7,923	7,883	0
Franklin, TN	Courtyard	6.25%		9/1/2016	8/6/2021		14,679	14,604	0
Franklin, TN	Residence Inn	6.25%		9/1/2016	8/6/2021		14,679	14,604	0
Grapevine, TX	Hilton Garden Inn	4.89%		8/29/2012	9/1/2022		11,810	10,707	10,986
Collegeville/Philadelphia, PA	Courtyard	4.89%		8/30/2012	9/1/2022		12,650	11,468	11,768
Hattiesburg, MS	Courtyard	5.00%		3/1/2014	9/1/2022		5,732	5,357	5,495
Rancho Bernardo, CA	Courtyard	5.00%		3/1/2014	9/1/2022		15,060	14,074	14,436
Kirkland, WA	Courtyard	5.00%		3/1/2014	9/1/2022		12,145	11,350	11,642
Seattle, WA	Residence Inn	4.96%		3/1/2014	9/1/2022		28,269	26,409	27,091
Anchorage, AK	Embassy Suites	4.97%		9/13/2012	10/1/2022		23,230	21,133	21,675
Somerset, NJ	Courtyard	4.73%		3/1/2014	10/6/2022		8,750	8,160	8,376
Tukwila, WA	Homewood Suites	4.73%		3/1/2014	10/6/2022		9,431	8,795	9,028
Prattville, AL	Courtyard	4.12%		3/1/2014	2/6/2023		6,596	6,123	6,296
Huntsville, AL	Homewood Suites	4.12%		3/1/2014	2/6/2023		8,306	7,711	7,928
San Diego, CA	Residence Inn	3.97%		3/1/2014	3/6/2023		18,600	17,248	17,741
Miami, FL	Homewood Suites	4.02%		3/1/2014	4/1/2023		16,677	15,479	15,915
Syracuse, NY	Courtyard	4.75%		10/16/2015	8/1/2024	(6)	11,199	10,905	11,158
Syracuse, NY	Residence Inn	4.75%		10/16/2015	8/1/2024	(6)	11,199	10,905	11,158
New Orleans, LA	Homewood Suites	4.36%		7/17/2014	8/11/2024		27,000	25,577	26,204
Westford, MA	Residence Inn	4.28%		3/18/2015	4/11/2025		10,000	9,626	9,854
Dallas, TX (7)	Hilton	3.95%		5/22/2015	6/1/2025		28,000	27,246	27,754
Denver, CO	Hilton Garden Inn	4.46%		9/1/2016	6/11/2025		34,118	33,857	0
Oceanside, CA	Courtyard	4.28%		9/1/2016	10/1/2025		13,655	13,576	0
Omaha, NE	Hilton Garden Inn	4.28%		9/1/2016	10/1/2025		22,682	22,550	0
Boise, ID	Hampton Inn & Suites	4.37%		5/26/2016	6/11/2026		24,000	23,813	0
Burbank, CA	Courtyard	3.55%		11/3/2016	12/1/2026		25,564	25,564	0
San Diego, CA	Courtyard	3.55%		11/3/2016	12/1/2026		25,473	25,473	0
San Diego, CA	Hampton Inn	3.55%		11/3/2016	12/1/2026		18,963	18,963	0
							$728,048	494,428	462,457
Unamortized fair value adjustment of assumed debt								5,229	1,284
Unamortized debt issuance costs								(2,628)	(1,882)
Total								$497,029	$461,859

(1)	Unless otherwise noted, these rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

Index
(2)	Loans were repaid in full in 2016.
(3)	The annual fixed interest rate gives effect to an interest rate swap agreement assumed by the Company with the mortgage debt.
(4)	Unsecured loan.
(5)	Loans were repaid in full in February 2017.
(6)	Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.
(7)	Assets securing this loan are classified as held for sale as of December 31, 2016.

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt, the revolving credit facility and term loans), for the five years subsequent to December 31, 2016 and thereafter are as follows (in thousands):

2017	$40,274
2018	11,620
2019	302,279
2020	451,758
2021	95,928
Thereafter	437,569
1,339,428
Unamortized fair value adjustment of assumed debt	5,229
Unamortized debt issuance costs related to term loans and mortgage debt	(6,694)
Total	$1,337,963

Upon completion of the Apple Ten merger on September 1, 2016, the Company assumed approximately $145.7 million in mortgage debt, prior to any fair value adjustments, secured by nine properties.  This assumed mortgage debt had maturity dates ranging from February 2017 to October 2025 and stated interest rates ranging from 4.15% to 6.25%.  A fair value premium adjustment totaling approximately $6.2 million was recorded upon the assumption of the above market rate mortgages, and the effective interest rates on the applicable debt obligations ranged from 3.80% to 4.23% at the date of assumption.  The total fair value, net premium adjustment for all of the Company’s debt assumptions (including the assumption of above (premium) and below (discount) market rate mortgages) is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $2.3 million, $3.2 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense.  Amortization of such costs totaled approximately $2.9 million, $2.4 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s interest expense in 2016, 2015 and 2014 is net of interest capitalized in conjunction with hotel renovations and construction totaling approximately $1.6 million, $1.5 million and $1.9 million, respectively.
Note 7

 Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of December 31, 2016, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion.  As of December 31, 2015, both the carrying value and estimated fair value of the Company’s debt were approximately $1.0 billion.  Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Index
Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2016 and 2015.  All dollar amounts are in thousands.

	Notional Amount at December 31, 2016	Assumption or Origination Date	Maturity Date		Swap Fixed Interest Rate	Fair Value Asset (Liability)
Hedge Type						December 31, 2016	December 31, 2015
Non-designated hedge	$0	3/1/2014		(1)	1.10%	$0	$(134)
Cash flow hedge (2)	212,500	5/21/2015	5/18/2020		1.58%	(198)	(1,233)
Cash flow hedge (2)	110,000	7/2/2015	5/18/2020		1.62%	(246)	(824)
Cash flow hedge (2)	50,000	4/7/2016	3/31/2021		1.09%	1,289	0
Cash flow hedge (2)	100,000	4/7/2016	3/31/2023		1.33%	3,744	0
						$4,589	$(2,191)

(1)	On June 15, 2016, the Company repaid the related mortgage note and terminated this swap agreement. As part of this termination, the Company paid the fair value of the swap, approximately $0.1 million, to satisfy the outstanding liability at the time of termination.
(2)	In May 2015 and July 2015, the Company entered into interest rate swap agreements with a commercial bank for the same notional amounts as its $212.5 million term loan and its $110 million term loan. In April 2016, the Company entered into forward interest rate swap agreements with a commercial bank, which beginning on September 30, 2016 effectively fixes the interest rate on the $50 million term loan and $100 million term loan. See Note 6 for more information on the term loans. Each of these swaps has been designated as a cash flow hedge for accounting purposes.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  For swaps designated as cash flow hedges, the changes in fair value on the effective portion are recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets.  Changes in fair value on the ineffective portion of all designated hedges are recorded to interest and other expense, net in the Company’s consolidated statements of operations.  For terminated or matured swaps that were not designated as cash flow hedges (including four swaps, of which three matured or terminated in 2015 and one terminated in 2016), the changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Other than the fair value changes associated with the terminated interest rate swap for which hedge accounting was discontinued during the first half of 2015 as discussed below, fair value changes for derivatives that were not in qualifying hedge relationships for the years ended December 31, 2016, 2015 and 2014 were not material.

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded approximately $4.6 million and $(2.1) million as of December 31, 2016 and 2015, respectively, to accumulated other comprehensive income (loss).  There was no ineffectiveness recorded on designated cash flow hedges during the years ended December 31, 2016, 2015 and 2014.  Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest and other expense, net as interest payments are made on the Company’s variable-rate derivatives.  The Company reclassified net unrealized losses of approximately $4.0 million, $2.1 million and $0 during the years ended December 31, 2016, 2015 and 2014 from accumulated other comprehensive income (loss) to interest and other expense, net.  Approximately $2.5 million of net unrealized losses included in accumulated other comprehensive income at December 31, 2016 is expected to be reclassified into interest and other expense, net within the next 12 months.  Also, during the year ended December 31, 2015, the Company reclassified $0.8 million of unrealized losses from accumulated other comprehensive income (loss) to net income which was associated with the $100 million terminated swap agreement as discussed below.

Index
2015 Terminated Interest Rate Swap

On March 6, 2014, the Company entered into an interest rate swap agreement with a commercial bank for the same notional amount and maturity as its $100 million term loan.  The interest rate swap agreement effectively fixed the interest rate on the $100 million term loan (subject to adjustment based on the Company’s leverage ratio) through maturity.  Under the terms of this interest rate swap, the Company paid a fixed interest rate of 1.58% and received a floating rate of interest equal to the one month LIBOR.  In May 2015, concurrent with the Listing, the Company amended and restated its credit facility, at which time it repaid its $100 million term loan and terminated its $100 million interest rate swap, which was scheduled to mature in March 2019.  At inception, this swap was designated as a cash flow hedge for accounting purposes, and from inception of the swap through March 2, 2015, the swap was a fully effective hedge, and therefore the changes in the fair value through this date were recorded in accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets, which totaled $0.8 million as of March 2, 2015.  In the first quarter of 2015, the Company announced its intent to pursue a listing of its common shares on a national securities exchange and to enter into a modified credit facility and, as a result of this decision, it was determined that the cash flows being hedged were no longer probable of occurring through the maturity date of the swap.  Therefore the Company discontinued hedge accounting, and subsequent changes in fair value were recorded to interest and other expense, net in the Company’s consolidated statements of operations.  The termination of the swap in May 2015 resulted in a cash settlement totaling approximately $1.1 million, the fair value at the time of settlement.  As a result, the Company realized a loss of approximately $1.1 million during the year ended December 31, 2015 related to the swap termination, of which approximately $0.8 million previously recorded to accumulated other comprehensive loss ($0.3 million was recorded during the first quarter of 2015 and $0.5 million was recorded during 2014) was reclassified as an increase to transaction and litigation costs with the remaining amount recorded to interest and other expense, net in the Company’s consolidated statements of operations.

Note 8

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.  During 2014-2016, there were changes to the Company’s contracts and its relationships with related parties as a result of the Apple Ten merger and related transactions completed on September 1, 2016 and the A7 and A8 mergers and related transactions completed on March 1, 2014, as discussed below.  Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years in the period ended December 31, 2016.

Glade M. Knight, Executive Chairman of the Company and formerly Chairman and Chief Executive Officer of the Company, was Chairman and Chief Executive Officer of Apple Ten (prior to the Apple Ten merger), and Apple Seven and Apple Eight (prior to the A7 and A8 mergers).  The former advisors of Apple Seven, Apple Eight, Apple Ten and the Company, including Apple Realty Group, Inc., formerly known as Apple Suites Realty Group, Inc. (“ARG”), are wholly owned by Mr. Knight.  Mr. Knight is also currently a partner and Chief Executive Officer of Energy 11 GP, LLC and Sundance Energy 12 GP, LLC, which are the respective general partners of Energy 11, L.P. and Sundance Energy 12, L.P.  Justin G. Knight, the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, also served as President of Apple Ten (prior to the Apple Ten merger), and Apple Seven and Apple Eight (prior to the A7 and A8 mergers).  Prior to January 1, 2015, one member of the Company’s Board of Directors was also on the Board of Directors of Apple Ten.  Prior to the A7 and A8 mergers, members of the Company’s Board of Directors were also on the Board of Directors of Apple Seven and/or Apple Eight.

Index
Apple Ten Merger and Related Transactions Effective September 1, 2016

Effective September 1, 2016, the Company completed its merger with Apple Ten.  As contemplated in the Apple Ten Merger Agreement, in connection with the completion of the Apple Ten merger, the advisory and related party arrangements with respect to the Company, Apple Ten and Apple Ten’s advisors, Apple Ten Advisors, Inc. (“A10A”) and ARG, were terminated.  Pursuant to the terms of the termination agreement, dated April 13, 2016, the advisory agreement, property acquisition/disposition agreement and subcontract agreement with respect to the Company, Apple Ten, A10A and ARG, discussed below, were terminated effective immediately after the effective time of the Apple Ten merger on September 1, 2016, and no fees were paid as a result of the termination of these agreements.  As a result, Apple Ten no longer pays the various fees that were paid to the Company under the subcontract agreement and A10A no longer subcontracts its advisory services to the Company.  Additionally, effective September 1, 2016, Apple Ten no longer has any advisory contracts with A10A or ARG.  Both the advisory fees and reimbursed costs received by the Company from Apple Ten were recorded as general and administrative expense by Apple Ten and reductions to general and administrative expense by the Company and, therefore, the termination of the subcontract agreement had no financial impact on the combined company after the effective time of the Apple Ten merger.  Subsequent to the Apple Ten merger, the Company will continue to provide support services to ARG for activities unrelated to Apple Ten.  Also, as discussed below, upon completion of the Apple Ten merger, Apple Ten’s 26% interest in Apple Air was acquired by the Company.  As part of the Apple Ten merger transaction, the officers and Executive Chairman of the Company received a combined 3.1 million common shares of the Company and $6.0 million in exchange for their ownership interests in Apple Ten, including amounts assigned to others.

Subcontract Agreement with A10A Prior to the Apple Ten Merger (from March 1, 2014 through August 31, 2016)

Prior to the Apple Ten merger, the Company had a subcontract agreement with A10A, which in connection with the A7 and A8 mergers, became effective March 1, 2014.  Under the agreement, A10A subcontracted its obligations under its advisory agreement with Apple Ten to the Company.  The Company provided to Apple Ten the advisory services contemplated under the A10A advisory agreement and received an annual fee ranging from 0.1% to 0.25% (based on Apple Ten’s operating results) of total equity proceeds received by Apple Ten, and was reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement, as described below.  Prior to the Apple Ten merger, advisory fees earned by the Company from Apple Ten totaled approximately $1.6 million for the eight months ended August 31, 2016, $2.5 million for the year ended December 31, 2015 and $1.2 million from March 1, 2014 through December 31, 2014, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  The increase from 2014 to 2015 was primarily due to Apple Ten reaching the top fee tier under its advisory agreement due to improved results of operations of Apple Ten during this period, as well as two additional months of advisory fees earned in 2015 as compared to 2014.

Support Services to Apple Ten, A10A and ARG Prior to and After the Apple Ten Merger (from March 1, 2014 through December 31, 2016)

Prior to the Apple Ten merger, effective March 1, 2014, the Company provided support services to Apple Ten and its advisors, A10A and ARG, which agreed to reimburse the Company for its costs in providing these services.  After the Apple Ten merger, the Company has continued to provide support services to ARG for activities unrelated to Apple Ten.  Total reimbursed costs received by the Company from these entities for the years ended December 31, 2016 and 2015 and from March 1, 2014 through December 31, 2014 (including Apple Ten, A10A and ARG prior to September 1, 2016 and ARG thereafter) totaled approximately $2.5 million, $3.1 million and $3.0 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  As of December 31, 2016, total amounts due from ARG for activities unrelated to Apple Ten, and as of December 31, 2015, total amounts due from Apple Ten, A10A and ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.  Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company during these periods.  The amounts reimbursed to the Company are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of Apple Ten, A10A and ARG prior to the Apple Ten merger, and ARG for activities unrelated to Apple Ten after the Apple Ten merger.  Effective September 1, 2016, as part of the cost sharing arrangement, certain

Index
day-to-day transactions may result in amounts due to or from the Company and ARG for activities unrelated to Apple Ten.  To efficiently manage cash disbursements, the Company or ARG may make payments for the other company.  Under this cash management process, each company may advance or defer up to $1 million at any time.  Each quarter, any outstanding amounts are settled between the companies.  This process allows each company to minimize its cash on hand and reduces the cost for each company.  The amounts outstanding at any point in time are not significant to either of the companies.  Prior to the Apple Ten merger, Apple Ten, A10A and ARG (for activities both related and unrelated to Apple Ten) were part of the cost sharing structure and participated in this cash management process.

A7 and A8 Mergers and Related Transactions Effective March 1, 2014 and the Apple REIT Entities Cost Sharing Structure Prior to the A7 and A8 Mergers (for the two months ended February 28, 2014)

The term the “Apple REIT Entities” means the Company, Apple Seven, Apple Eight and Apple Ten.  The term the “Advisors” means Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc. (“A9A”), A10A and ARG.

Effective March 1, 2014, the Company completed its mergers with Apple Seven and Apple Eight.  In connection with the completion of the A7 and A8 mergers, the Company became self-advised and Apple Seven, Apple Eight and the Company terminated their advisory agreements with their respective advisors, and Apple Fund Management, LLC (“AFM”) became a wholly-owned subsidiary of the Company.  As a result, the employees, including management, became employed by the Company at that time, rather than the Company’s former external advisor.  Prior to the A7 and A8 mergers, AFM was a wholly-owned subsidiary of A9A, the Company’s external advisor, which, as described below, provided management services to the Company through AFM.

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

Prior to the A7 and A8 mergers, the Company was externally managed and did not have any employees.  Its advisors, A9A and ARG, provided the Company with its day-to-day management and real estate acquisition and disposition services.  Pursuant to the advisory agreement with A9A, the Company paid fees (ranging from 0.1% to 0.25% of total equity proceeds received by the Company) and reimbursed certain costs, as described below, to A9A for these services.  Pursuant to the agreement with ARG, the Company paid a fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses to ARG for these services.  A9A provided the management services to the Company through AFM, a wholly-owned subsidiary of A9A prior to the A7 and A8 mergers.  Apple Seven and Apple Eight were also externally managed, and had similar arrangements with external advisors and AFM prior to the A7 and A8 mergers.  Prior to the A7 and A8 mergers, total advisory fees incurred by the Company under the advisory agreement with A9A totaled approximately $0.5 million for the two months ended February 28, 2014, and are included in general and administrative expenses in the Company’s consolidated statements of operations.  No fees were paid to ARG during the two months ended February 28, 2014.

Index
In addition to the fees payable to A9A, prior to the A7 and A8 mergers, the Company reimbursed to A9A or ARG, or paid directly to AFM on behalf of A9A or ARG, approximately $0.5 million for the two months ended February 28, 2014.  The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A9A.  Each of the Advisors provided management services through the use of AFM to, respectively, the Company, Apple Seven and Apple Eight (prior to the A7 and A8 mergers) and Apple Ten (prior to the Apple Ten merger).  Prior to the A7 and A8 mergers, office related costs were allocated from the Company to the other Apple REIT Entities and Advisors, each of which agreed to reimburse the Company for its share of these costs.  For the two months ended February 28, 2014 the Company received reimbursement of its costs totaling approximately $0.1 million from the participating entities, which was recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  Prior to the A7 and A8 mergers, all of the office related costs and costs of AFM were allocated among the Apple REIT Entities and the Advisors under the same cost sharing structure discussed above under Support Services to Apple Ten, A10A and ARG Prior to and After the Apple Ten Merger (from March 1, 2014 through December 31, 2016).  Since, prior to the A7 and A8 mergers, the employees of AFM performed services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, received a portion of their compensation at the direction of the Advisors and received consideration directly from the Advisors.

Apple Air Holding, LLC (“Apple Air”)

The Company, through a wholly-owned subsidiary, Apple Air, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes.  Prior to the Apple Ten merger, Apple Air was jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest, which as of December 31, 2015 totaled approximately $0.7 million, and was included in accounts payable and other liabilities in the Company’s consolidated balance sheet.  Apple Ten’s portion of Apple Air’s loss was approximately $0.2 million for the eight months ended August 31, 2016, $0.3 million for the year ended December 31, 2015 and $0.2 million from March 1, 2014 through December 31, 2014, and was recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  Effective September 1, 2016, with the completion of the Apple Ten merger, the Company acquired Apple Ten’s 26% equity interest in Apple Air for a total allocated purchase price of approximately $0.7 million, which approximated the fair market value at the time of acquisition based on third party market comparisons, resulting in a 100% equity ownership interest in Apple Air and the elimination of Apple Ten’s minority interest.  Prior to the A7 and A8 mergers, the Company owned a 24% equity investment in Apple Air and the other members of Apple Air were Apple Seven, Apple Eight and Apple Ten.  Effective March 1, 2014, with the completion of the A7 and A8 mergers, the Company acquired Apple Seven’s and Apple Eight’s equity interests in Apple Air, resulting in a 74% total equity ownership in Apple Air prior to the Apple Ten merger.  Prior to the A7 and A8 mergers, the Company recorded its share of income and losses of Apple Air’s entity under the equity method of accounting and adjusted its investment in Apple Air accordingly.  The Company’s portion of Apple Air’s loss was included in general and administrative expenses in the Company’s consolidated statements of operations and was not significant during the reporting period.

The aircraft is also leased to affiliates of the Company based on third party rates.  For the years ended December 31, 2016 and 2015, and from March 1, 2014 through December 31, 2014, revenue from affiliates was approximately $0.04 million (including Apple Ten prior to the merger), $0.1 million and $0.2 million, respectively.  The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates.  Total amounts incurred during 2016 and 2015 were approximately $0.2 million in each respective year related to aircraft owned through these two entities and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 9

Shareholders’ Equity

Distributions

For the years ended December 31, 2016, 2015 and 2014, the Company paid distributions of $1.20, $1.27 and $1.39 per common share for a total of approximately $229.1 million, $229.1 million and $233.4 million, respectively.  Additionally, in December 2016, the Company declared a monthly distribution of $0.10 per common share, totaling

Index
$22.3 million, which was recorded as a payable as of December 31, 2016 and paid in January 2017.  As of December 31, 2015, a monthly distribution of $0.10 per common share, totaling $17.4 million, was recorded as a payable and paid in January 2016.  These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

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

Reverse Share Split

In connection with the Listing, effective May 18, 2015, the Company completed a 50% reverse share split.  The reverse share split was previously approved by the Company’s shareholders at a special meeting of shareholders in February 2014 in connection with the approval of the A7 and A8 mergers.  As a result of the reverse share split, every two common shares were converted into one common share, reducing the number of issued and outstanding common shares from 372.2 million to 186.1 million on the effective date.  The common shares have the same respective voting rights, preferences and relative, participating, optional or other rights, and qualifications, limitations or restrictions as set forth in the amended and restated articles of incorporation in effect immediately prior to the effective date of the reverse share split.  The reverse share split did not have any effect on the total number of common shares the Company is authorized to issue under its amended and restated articles of incorporation.  All common shares and per share amounts for all periods presented prior to the split have been adjusted to reflect the reverse share split.

Apple Ten Merger - Issuance of Common Shares and Stock Options

On September 1, 2016, in connection with the completion of the Apple Ten merger, as described in Note 2, the Company issued a total of 48.7 million common shares to Apple Ten shareholders.  Based on the $19.62 per share closing price of the Company’s common shares on August 31, 2016 (the date the merger was approved), the total estimated value of the common shares issued by the Company in the merger was approximately $956.1 million.  In connection with the issuance of these shares, the Company incurred approximately $1.2 million in issuance costs including legal, accounting and reporting services.  These costs were recorded by the Company as a reduction of shareholders’ equity.  Additionally, pursuant to the terms of the Merger Agreement, all of Apple Ten’s outstanding stock options were exchanged for stock options to acquire a total of 203,041 common shares of the Company at an exercise price of $19.17 per share.

Share Repurchases

During 2015, the Company’s Board of Directors authorized a share repurchase program of up to $500 million of its common shares through July 7, 2016.  Effective July 8, 2015, as part of the implementation of the program, the Company established a written trading plan (the “2015 Plan”) that provided for share repurchases in open market transactions that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  To be able to more effectively respond to market conditions, the Company terminated the 2015 Plan in January 2016.  From implementation through the termination of the 2015 Plan, the Company purchased approximately 1.3 million of its common shares under the 2015 Plan, at a weighted-average market purchase price of approximately $17.62 per common share, for an aggregate purchase price of approximately $22.4 million, including the purchase of approximately 20,000 of its common shares in January 2016, at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million and approximately 1.2 million of its common shares in 2015 at a weighted-average market purchase price of approximately $17.61 per common share for an aggregate purchase price of approximately $22.0 million.

In June 2016, the Board of Directors approved a one-year extension of the share repurchase program authorizing share repurchases up to an aggregate of $475 million of its common shares.  The program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2017.

Index
Effective September 2, 2016, as part of the implementation of this program, the Company established a written trading plan (the “2016 Plan”) that provides for share repurchases up to an aggregate of $400 million in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The timing of share repurchases and the number of common shares to be repurchased under the 2016 Plan will depend upon prevailing market conditions, regulatory requirements and other factors.  The 2016 Plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  During 2016, the Company purchased approximately 0.4 million common shares under the 2016 Plan, at a weighted-average market purchase price of approximately $17.71 per common share for an aggregate purchase price of approximately $7.5 million.  Repurchases under the 2015 and 2016 Plans have been funded, and the Company intends to fund future repurchases, with availability under its revolving credit facility.

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

During 2015, the Company redeemed approximately 0.8 million common shares at a price of $18.40 per common share, or a total of approximately $14.9 million under its share redemption program that was terminated following the April 2015 redemption.  No common shares were redeemed under the program during 2014.

A7 and A8 Mergers and Related Share Activity

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

On March 1, 2014, in connection with the completion of the A7 and A8 mergers, as described in Note 3, the Company issued approximately 90 million common shares to Apple Seven and Apple Eight shareholders.  Also, in March 2014 the Company’s amended articles of incorporation were amended and restated to, among other things, increase the number of authorized common shares from 400 million to 800 million.

Index
During the second quarter of 2014, the Company paid a total of approximately $2.3 million to shareholders holding approximately 0.1 million as converted common shares, who exercised appraisal rights in connection with the A7 and A8 mergers and related transactions, which was recorded as a reduction to shareholders’ equity and common shares outstanding.

Preferred Shares

No preferred shares of the Company are issued and outstanding.  The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million additional preferred shares.  The Company believes that the authorization to issue preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in its business, including financing of additional acquisitions and other general corporate purposes.  Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting.  At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares.  The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be.  A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.  Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors.  The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions.  The voting rights and rights to distributions of the holders of common shares will be subject to the priority rights of the holders of any subsequently-issued preferred shares.

Note 10

Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan.  The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors to be in the best interests of the Company.  The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million.  As of December 31, 2016, there were approximately 9.5 million common shares not reserved and available for issuance under the Omnibus Plan.

In February 2016, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an executive incentive plan (“2016 Incentive Plan”), effective January 1, 2016, and established incentive goals for 2016.  Under the 2016 Incentive Plan, participants are eligible to receive a bonus based on the achievement of certain 2016 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation.  The range of potential aggregate payouts under the 2016 Incentive Plan was $0 - $15 million.  Based on performance during 2016, the Company has accrued approximately $2.8 million as a liability for executive bonus payments under the 2016 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2016 and in general and administrative expense in the Company’s consolidated statement of operations for the year ended December 31, 2016.  Additionally, approximately $0.4 million, which is subject to vesting on December 15, 2017, will be recognized proportionally throughout 2017.  Assuming the portion subject to

Index
vesting in 2017 vests for all participants, approximately 25% of awards earned under the 2016 Incentive Plan will be paid in cash and 75% will be issued in stock under the Omnibus Plan.  The Company plans to issue stock in the first quarter of 2017, two-thirds of which will be unrestricted and one-third will be restricted to vesting on December 15, 2017.

During 2015, a comparable executive incentive plan was approved by the Compensation Committee (“2015 Incentive Plan”) that was effective January 1, 2015, and the Company accrued approximately $8.4 million, including $4.5 million in share based compensation as noted below, as a liability for executive bonus payments under the 2015 Incentive Plan, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2015 and in general and administrative expense in the Company’s consolidated statement of operations for the year ended December 31, 2015.  During the first quarter of 2016, the Company issued 304,345 common shares earned under the 2015 Incentive Plan (net of 11,787 common shares surrendered to satisfy tax withholding obligations) at $19.87 per share, or approximately $6.0 million in share based compensation.  Of the total shares issued, 146,279 shares were unrestricted at the time of issuance, and the remaining 158,066 restricted shares vested on December 31, 2016.  In conjunction with the vesting of restricted shares, at December 31, 2016, 50,044 common shares were surrendered to satisfy tax withholding obligations.  Of the total 2015 share based compensation, approximately $4.5 million was included in the liability recorded as of December 31, 2015, and the remaining $1.6 million, which vested on December 31, 2016, was recognized as share based compensation expense during the year ended December 31, 2016.

During 2014, a comparable executive incentive plan was approved by the Board of Directors in May 2014 (“2014 Incentive Plan”) that was effective March 1, 2014, and the Company paid approximately $8.6 million for bonus payments in 2015, which was included in general and administrative expense in the Company’s consolidated statement of operations for the year ended December 31, 2014.

Note 11

Management and Franchise Agreements

Each of the Company’s 235 hotels owned as of December 31, 2016 is operated and managed under separate management agreements, which include affiliates of one of the following companies:

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	39
White Lodging Services Corporation (“White Lodging”)	29
Dimension Development Two, LLC (“Dimension”)	24
MHH Management, LLC (“McKibbon”)	18
Texas Western Management Partners, LP (“Western”)	17
Marriott International, Inc. (“Marriott”)	14
Raymond Management Company, Inc. (“Raymond”)	14
Newport Hospitality Group, Inc. (“Newport”)	9
North Central Hospitality, LLC (“North Central”)	9
Vista Host, Inc. (“Vista Host”)	9
Crestline Hotels & Resorts, Inc. (“Crestline”)	8
InnVentures IVI, LP (“InnVentures”)	8
True North Hotel Group, Inc. (“True North”)	7
Aimbridge Hospitality, LLC (“Aimbridge”)	6
Chartwell Hospitality, LLC (“Chartwell”)	5
Gateway Hospitality Group, Inc. (“Gateway”)	5
Schulte Hospitality Group, Inc. (“Schulte”)	4
Hilton Management LLC (“Hilton”)	3
Huntington Pacific Hotels, LLC (“Huntington”)	2
New Castle Hotels & Resorts (“New Castle”)	2
Stonebridge Realty Advisors, Inc. (“Stonebridge”)	2
Highgate Hotels, L.P. (“Highgate”)	1
Total	235

Index
The management agreements generally provide for initial terms of one to 30 years.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  Effective January 1, 2016, the Company modified its management fee structure for the majority of its hotels, which as of December 31, 2016, included approximately 77% of its hotels.  Under the modified management fee structure, the hotel management fee for each hotel will generally be within a range of 2.5% to 3.5% of revenue based on each hotel’s performance relative to other hotels owned by the Company.  The performance measures are based on various financial and quality performance metrics.  Under the modified management agreements, the fee structure replaces the base and incentive fee that was in place under the original fee structure prior to January 1, 2016, as described below.  The change, which has not significantly impacted total management fees for the Company, better aligns incentives for each property.  The remaining management agreements are under the original fee structure, which generally includes the payment of base management fees and incentive management fees.  Base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.  For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $35.6 million, $31.1 million and $27.4 million in management fees, respectively.

Seventeen of the Company’s hotels are managed by affiliates of Marriott or Hilton.  The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor.  The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal.  The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee and other similar fees based on room revenues.  For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $44.2 million, $38.0 million and $33.5 million, respectively, in franchise royalty fees.

Note 12

Lease Commitments

The Company has ground leases relating to 14 of its hotels and three parking lot leases.  At the time of acquisition, the Company recorded initial intangible assets for twelve of these leases that were below market leases (including three leases relating to four hotels assumed as part of the Apple Ten merger, effective September 1, 2016), which at December 31, 2016 and 2015 totaled approximately $28.4 million and $19.4 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.  The Company recorded initial intangible liabilities for three of these leases that were above market leases, which as of December 31, 2016 and 2015 totaled approximately $6.5 million and $6.7 million, respectively, and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The value of each lease intangible is amortized over the term of the respective lease and the amortization is included in ground lease expense in the Company’s consolidated statements of operations, resulting in a net increase of approximately $0.7 million, $0.7 million and $0.5 million to ground lease expense for the years ended December 31, 2016, 2015 and 2014.

The Company’s leases have remaining terms ranging from approximately seven to 89 years, excluding any option periods to extend the initial lease term.  The Company has options to extend certain leases beyond the initial lease term by periods ranging from five to 120 years.  The leases are classified as operating leases.  The leases generally have fixed scheduled rent increases, and lease expense is recognized on a straight-line basis over the remaining term of the respective leases.  Ground lease expense includes approximately $3.4 million, $3.3 million and $2.9 million of adjustments to record rent on a straight-line basis for the years ended December 31, 2016, 2015 and 2014.  The accrued straight-line lease liability balance as of December 31, 2016 and 2015 was approximately $9.6 million and $6.2 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Index
The aggregate amounts of the estimated minimum lease payments for the five years subsequent to December 31, 2016 and thereafter, are as follows (in thousands):

Total
2017	$6,156
2018	6,318
2019	6,600
2020	6,771
2021	6,956
Thereafter	334,878
Total	$367,679

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

Note 14

Hotel Contract Commitments

As of December 31, 2016, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of $100.6 million.  The newly constructed Fort Worth, Texas Courtyard hotel was acquired on February 2, 2017, the same day the hotel opened for business.  The three remaining hotels are under construction and are planned to be completed and opened for business over the next nine to 18 months from December 31, 2016, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at December 31, 2016.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Fort Worth, TX (a)	Courtyard	8/28/2015	124	$5	$18,034
Birmingham, AL (b)(c)	Home2 Suites	8/28/2015	105	3	19,219
Birmingham, AL (b)(c)	Hilton Garden Inn	8/28/2015	105	2	19,219
Phoenix, AZ (b)	Hampton Inn & Suites	10/25/2016	210	500	44,100
			544	$510	$100,572

(a)	Newly constructed hotel was acquired on February 2, 2017, the same day the hotel opened for business.
(b)	As of December 31, 2016, these hotels were under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to close over the next nine to 18 months from December 31, 2016. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.
(c)	The Home2 Suites and Hilton Garden Inn hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits paid for hotels under contract in other assets, net in the Company’s consolidated balance sheets, and in deposits and other disbursements for potential acquisitions in the Company’s consolidated statements of cash flows.  The Company intends to use borrowings under its revolving credit facility to purchase the hotels under contract if a closing occurs.

Index
Note 15

Legal Proceedings

Quinn v. Knight, et al.

On July 19, 2016, a purported shareholder of Apple Ten, now part of the Company, commenced a derivative action in the United States District Court for the Eastern District of Virginia, captioned and numbered Quinn v. Knight, et al, Case No. 3:16-cv-610 (the “Complaint”).  The Complaint names as defendants the members of Apple Ten’s board of directors (the “Directors”), certain officers of Apple Ten and the Company (collectively, the “Officers”), the Company and, as a nominal defendant, Apple Ten.  On November 2, 2016, the parties reached an agreement in principle to settle the litigation for $32 million, which settlement was preliminarily approved by the Court in December 2016.  The Court has scheduled a Fairness Hearing in March 2017.  The Company has included the settlement amount in accounts payable and other liabilities in its consolidated balance sheet as of December 31, 2016 and in transaction and litigation costs in the Company’s consolidated statement of operations for the year then ended.  The Company has also included approximately $10 million of insurance proceeds from its director and officer insurance carriers received in January 2017 in other assets, net in its consolidated balance sheet as of December 31, 2016 and in transaction and litigation costs in the Company’s consolidated statement of operations for the year then ended.  At this time, no assurance can be given that the proposed settlement will be approved, and therefore the actual loss incurred could be in excess of the amount accrued as of December 31, 2016.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

On April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple Seven and Apple Eight, filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, who purchased additional shares under the Apple REITs’ Dividend Reinvestment Plans (“DRIP”) between July 17, 2007 and February 12, 2014 (Susan Moses, et al. v. Apple Hospitality REIT, Inc., et al., 14-CV-3131 (DLI)(SMG)).

In January 2017, the parties reached an agreement in principle to settle the litigation for $5.5 million, which settlement remains subject to final court approval.  The Company has included the settlement amount in accounts payable and other liabilities in its consolidated balance sheet as of December 31, 2016 and in transaction and litigation costs in the Company’s consolidated statement of operations for the year then ended.  At this time, no assurance can be given that the proposed settlement will be approved, and therefore the actual loss incurred could be in excess of the amount accrued as of December 31, 2016.

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

Index
Note 17

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$224,487	$257,636	$276,471	$282,431
Net income	$34,686	$54,718	$13,694	$41,554
Comprehensive income	$27,992	$49,217	$17,955	$56,134
Basic and diluted net income per common share	$0.20	$0.31	$0.07	$0.19

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$210,352	$234,374	$240,555	$213,033
Net income (loss)	$43,867	$44,245	$46,968	$(17,792)
Comprehensive income (loss)	$43,593	$44,845	$40,990	$(13,686)
Basic and diluted net income (loss) per common share	$0.24	$0.24	$0.27	$(0.10)

Net income for the third quarter of 2016 includes a loss on impairment of depreciable assets of $5.5 million and costs incurred to defend and settle a lawsuit related to the Apple Ten merger of $33.8 million, representing net losses of $(0.03) and $(0.18), respectively, per basic and diluted common share.  Net income per common share for the four quarters of 2016 are non-additive in comparison to net income per common share for the year ended December 31, 2016 due to the equity issued in connection with the Apple Ten merger, effective September 1, 2016.

Net income for the first quarter of 2015 includes a gain on the sale of real estate of $15.6 million, representing net income of $0.08 per basic and diluted common share.  Net income for the fourth quarter of 2015 includes a loss on impairment of depreciable assets of $45.0 million, representing a net loss of $(0.26) per basic and diluted common share.

Note 18

Subsequent Events

In both January 2017 and February 2017, the Company paid approximately $22.3 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In January 2017, the Company caused one of its indirect wholly-owned subsidiaries to enter into a purchase contract for the purchase of all of the ownership interests in a limited liability company which plans to construct a hotel in Orlando, Florida.  The hotel is planned to be a Home2 Suites by Hilton which is expected to contain 128 guest rooms.  The purchase price for the hotel is approximately $20.7 million.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

On February 2, 2017, the Company closed on the purchase of a newly constructed 124-room Courtyard by Marriott in Fort Worth, Texas, the same day the hotel opened for business.  The gross purchase price was approximately $18.0 million.

In February 2017, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2017.  The distribution is payable on March 15, 2017.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 10, the 2017 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2017 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2017 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2017 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2017 Proxy Statement is incorporated herein by this reference.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

Item 16.	Form 10-K Summary

None.

Index
SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2016
(dollars in thousands)
						Subsequently
						Capitalized
				Initial Cost		Bldg.	Total
					Bldg./	Imp. &	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$21,133	$2,955	$39,053	$4,051	$46,059	$(9,302)	2008	Apr-10	3 - 39 yrs.	169
Auburn	AL	Hilton Garden Inn	0	1,580	9,659	164	11,403	(1,158)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	0	2,310	6,425	1,088	9,823	(659)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Homewood Suites	0	1,010	12,981	1,580	15,571	(1,482)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	0	1,037	10,581	155	11,773	(3,090)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	0	970	13,185	185	14,340	(1,162)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton Inn & Suites	0	550	11,962	1	12,513	(139)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	0	890	11,227	156	12,273	(1,182)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	0	490	10,840	1	11,331	(124)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	7,711	210	15,654	1,687	17,551	(1,572)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton Inn & Suites	0	0	11,452	133	11,585	(127)	2006	Sep-16	3 - 39 yrs.	101
Montgomery	AL	Hilton Garden Inn	0	2,640	12,315	205	15,160	(1,360)	2003	Mar-14	3 - 39 yrs.	97
Montgomery	AL	Homewood Suites	0	1,760	10,818	258	12,836	(1,377)	2004	Mar-14	3 - 39 yrs.	91
Prattville	AL	Courtyard	6,123	2,050	9,101	918	12,069	(1,096)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton Inn	0	961	8,483	562	10,006	(2,208)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	0	1,375	9,514	2,090	12,979	(3,212)	2006	Apr-10	3 - 39 yrs.	126
Rogers	AR	Residence Inn	0	1,130	12,417	303	13,850	(1,331)	2003	Mar-14	3 - 39 yrs.	88
Springdale	AR	Residence Inn	0	330	8,651	98	9,079	(789)	2001	Mar-14	3 - 39 yrs.	72
Chandler	AZ	Courtyard	0	1,061	16,008	256	17,325	(3,497)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield Inn & Suites	0	778	11,272	93	12,143	(2,409)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	0	1,413	14,669	2,122	18,204	(3,838)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Courtyard	0	1,730	17,401	4	19,135	(197)	2008	Sep-16	3 - 39 yrs.	127
Phoenix	AZ	Hampton Inn & Suites	0	0	15,209	26	15,235	(182)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Homewood Suites	0	0	18,907	4	18,911	(236)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	0	1,111	12,953	1,592	15,656	(3,132)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	0	6,000	26,861	21	32,882	(267)	2005	Sep-16	3 - 39 yrs.	122
Tucson	AZ	Hilton Garden Inn	0	1,005	17,925	394	19,324	(5,194)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	0	2,080	12,424	291	14,795	(1,205)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	0	992	14,543	97	15,632	(2,710)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	0	3,430	21,290	1,959	26,679	(2,359)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	25,564	12,916	41,218	307	54,441	(1,912)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	0	32,270	41,559	2,369	76,198	(4,070)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	0	10,734	49,181	8	59,923	(2,304)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton Inn & Suites	0	1,287	9,888	113	11,288	(2,631)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	0	1,500	10,970	51	12,521	(2,759)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	0	4,410	35,033	391	39,834	(3,518)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton Inn	0	3,209	16,749	1,432	21,390	(830)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	13,576	3,080	25,769	28	28,877	(259)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	0	7,790	24,048	1,556	33,394	(2,368)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	14,074	16,380	28,952	396	45,728	(3,015)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	0	5,920	21,515	3,069	30,504	(2,342)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	0	1,490	13,662	1,626	16,778	(3,054)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	25,473	11,268	44,851	373	56,492	(2,045)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton Inn	18,963	13,570	36,644	2,426	52,640	(3,330)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	0	8,020	29,151	238	37,409	(2,945)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	17,248	22,400	20,640	225	43,265	(2,373)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	0	12,860	28,084	4,899	45,843	(4,002)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	16,104	0	32,292	5	32,297	(344)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	0	3,082	21,051	114	24,247	(4,142)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	0	4,568	18,721	1,960	25,249	(5,821)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield Inn	0	1,864	7,753	1,773	11,390	(2,681)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton Inn	0	1,812	15,761	1,809	19,382	(5,418)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	0	2,539	14,493	3,688	20,720	(5,364)	1997	Oct-08	3 - 39 yrs.	90
Tulare	CA	Hampton Inn & Suites	0	400	9,194	1,043	10,637	(993)	2008	Mar-14	3 - 39 yrs.	86
Tustin	CA	Fairfield Inn & Suites	0	7,700	26,580	3	34,283	(281)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	0	11,680	33,645	0	45,325	(366)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton Inn & Suites	7,883	1,780	15,860	10	17,650	(184)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	33,857	9,940	57,595	8	67,543	(650)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	0	5,480	20,465	133	26,078	(1,951)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	0	5,350	19,167	2,734	27,251	(2,248)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	0	7,220	22,177	103	29,500	(247)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Homewood Suites	0	2,780	23,967	4	26,751	(304)	2016	Sep-16	3 - 39 yrs.	153
Fort Lauderdale	FL	Hampton Inn	0	2,235	17,590	2,833	22,658	(5,133)	2001	Dec-08	3 - 39 yrs.	109
Fort Lauderdale	FL	Hampton Inn	0	1,793	21,357	4,122	27,272	(1,241)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	0	5,760	26,727	0	32,487	(307)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	0	1,300	17,322	39	18,661	(189)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	11,966	1,740	16,329	14	18,083	(192)	2005	Sep-16	3 - 39 yrs.	103

Index
SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2016
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.		Total
					Bldg./	Imp. &		Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Jacksonville	FL	Homewood Suites	$0	$9,480	$21,247	$1,669		$32,396	$(2,716)	2005	Mar-14	3 - 39 yrs.	119
Lakeland	FL	Courtyard	0	3,740	10,813	1,245		15,798	(1,155)	2000	Mar-14	3 - 39 yrs.	78
Miami	FL	Courtyard	0	0	31,488	1,349		32,837	(2,885)	2008	Mar-14	3 - 39 yrs.	118
Miami	FL	Hampton Inn & Suites	0	1,972	9,987	2,450		14,409	(3,874)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	15,479	18,820	25,375	3,092		47,287	(3,295)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield Inn & Suites	0	3,140	22,580	657		26,377	(5,988)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	0	3,141	25,779	376		29,296	(6,786)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton Inn & Suites	0	1,605	9,995	265		11,865	(2,840)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	0	908	9,549	136		10,593	(2,474)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	0	1,770	12,562	10		14,342	(141)	2008	Sep-16	3 - 39 yrs.	97
Sanford	FL	SpringHill Suites	0	1,050	12,830	678		14,558	(1,682)	2000	Mar-14	3 - 39 yrs.	105
Sarasota	FL	Homewood Suites	0	480	14,120	308		14,908	(1,680)	2005	Mar-14	3 - 39 yrs.	100
Tallahassee	FL	Fairfield Inn & Suites	0	960	11,734	10		12,704	(123)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	0	0	10,938	189		11,127	(1,140)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	0	1,824	20,034	2,921		24,779	(4,653)	2007	Nov-10	3 - 39 yrs.	147
Tampa	FL	TownePlace Suites	0	1,430	9,015	311		10,756	(1,212)	1999	Mar-14	3 - 39 yrs.	94
Albany	GA	Fairfield Inn & Suites	0	899	7,263	113		8,275	(1,948)	2010	Jan-10	3 - 39 yrs.	87
Atlanta	GA	Home2 Suites	0	740	23,885	4		24,629	(410)	2016	Jul-16	3 - 39 yrs.	128
Columbus	GA	SpringHill Suites	0	1,270	10,060	69		11,399	(895)	2008	Mar-14	3 - 39 yrs.	89
Columbus (4)	GA	TownePlace Suites	0	0	7,467	716		8,183	(852)	2008	Mar-14	3 - 39 yrs.	86
Macon	GA	Hilton Garden Inn	0	0	15,043	239		15,282	(1,498)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	0	0	14,716	227		14,943	(1,317)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton Inn & Suites	0	1,590	11,364	32		12,986	(148)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	0	1,770	13,116	10		14,896	(135)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton Inn & Suites	0	400	16,915	18		17,333	(194)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton Inn & Suites	23,813	1,335	21,114	2,535		24,984	(5,561)	2007	Apr-10	3 - 39 yrs.	186
Boise	ID	SpringHill Suites	0	2,120	24,112	3,767		29,999	(3,006)	1992	Mar-14	3 - 39 yrs.	230
Des Plaines	IL	Hilton Garden Inn	0	10,000	38,186	64		48,250	(396)	2005	Sep-16	3 - 39 yrs.	252
Hoffman Estates	IL	Hilton Garden Inn	0	1,770	14,373	38		16,181	(169)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	0	2,246	28,328	1,502		32,076	(5,629)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	0	1,722	21,843	1,456		25,021	(4,384)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton Inn & Suites	0	3,410	23,594	2		27,006	(286)	2015	Sep-16	3 - 39 yrs.	158
Schaumburg	IL	Hilton Garden Inn	0	1,450	19,122	1,939		22,511	(4,328)	2008	Nov-10	3 - 39 yrs.	166
Skokie	IL	Hampton Inn & Suites	0	2,650	31,284	338		34,272	(318)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	0	1,171	20,894	1,498		23,563	(4,227)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	0	1,310	11,542	1,747		14,599	(2,586)	2007	Nov-10	3 - 39 yrs.	130
Merrillville	IN	Hilton Garden Inn	0	1,860	17,755	25		19,640	(196)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	0	898	12,862	1,210		14,970	(2,635)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield Inn & Suites	0	2,090	23,361	1		25,452	(226)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield Inn & Suites	0	1,230	11,713	30		12,973	(1,069)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	0	1,790	20,633	1,951		24,374	(2,440)	2000	Mar-14	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	0	1,060	8,263	297		9,620	(1,288)	1998	Mar-14	3 - 39 yrs.	102
Wichita	KS	Courtyard	0	1,940	9,739	871		12,550	(1,465)	2000	Mar-14	3 - 39 yrs.	90
Baton Rouge	LA	SpringHill Suites	0	1,280	13,870	(3,621)	(3)	11,529	(3,455)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	0	0	17,898	2,323		20,221	(4,936)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	0	709	9,400	50		10,159	(1,974)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	25,577	4,150	52,258	3,619		60,027	(5,303)	2002	Mar-14	3 - 39 yrs.	166
Andover	MA	SpringHill Suites	0	702	5,799	2,094		8,595	(2,361)	2001	Nov-10	3 - 39 yrs.	136
Marlborough	MA	Residence Inn	0	3,480	17,341	1,579		22,400	(1,969)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	0	3,410	16,320	1,198		20,928	(1,691)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	9,626	1,760	20,791	287		22,838	(1,884)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	0	4,350	13,974	1,506		19,830	(1,573)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	0	1,361	16,094	268		17,723	(3,641)	2010	Jul-10	3 - 39 yrs.	107
Novi	MI	Hilton Garden Inn	0	1,213	15,052	1,370		17,635	(3,419)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	0	1,560	13,717	16		15,293	(155)	2003	Sep-16	3 - 39 yrs.	120
Rochester	MN	Hampton Inn & Suites	0	916	13,225	650		14,791	(3,704)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton Inn	0	727	9,363	389		10,479	(2,436)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	0	2,000	20,818	231		23,049	(1,894)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton Inn	0	1,758	20,954	4,113		26,825	(5,237)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton Inn & Suites	0	758	15,287	1,604		17,649	(3,903)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	5,357	1,390	11,324	1,043		13,757	(1,017)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	0	906	9,151	159		10,216	(2,728)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	0	7,490	31,588	467		39,545	(2,744)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield Inn & Suites	0	1,030	11,111	0		12,141	(117)	2010	Sep-16	3 - 39 yrs.	94
Charlotte	NC	Homewood Suites	0	1,031	4,937	5,627		11,595	(4,995)	1990	Sep-08	3 - 39 yrs.	112
Durham	NC	Homewood Suites	0	1,232	18,343	4,192		23,767	(6,405)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	0	746	10,563	31		11,340	(2,505)	2011	Feb-11	3 - 39 yrs.	118

Index

SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2016
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.		Total
					Bldg./	Imp. &		Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Fayetteville	NC	Residence Inn	$0	$3,530	$19,799	$158		$23,487	$(2,048)	2006	Mar-14	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	0	1,850	10,157	308		12,315	(1,109)	2004	Mar-14	3 - 39 yrs.	82
Holly Springs	NC	Hampton Inn & Suites	0	1,620	13,260	116		14,996	(3,107)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	Home2 Suites	0	910	12,527	2		13,439	(140)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield Inn & Suites	0	1,310	13,034	79		14,423	(1,194)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	0	3,860	11,585	140		15,585	(1,411)	1998	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton Inn & Suites	0	2,170	14,268	1		16,439	(138)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	0	6,700	36,829	848		44,377	(3,182)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton Inn & Suites	0	1,710	22,636	1		24,347	(252)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	22,550	1,620	35,962	28		37,610	(381)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	0	1,890	22,014	8		23,912	(267)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	0	4,550	23,828	3,454		31,832	(2,795)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	0	3,220	22,742	3,840		29,802	(2,371)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	0	1,589	13,476	2,009		17,074	(3,446)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	8,160	0	27,133	657		27,790	(3,440)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	0	2,054	19,513	1,969		23,536	(4,309)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	0	6,510	28,718	561		35,789	(2,727)	2003	Mar-14	3 - 39 yrs.	165
New York	NY	Renaissance	0	0	102,832	(42,091)	(3)	60,741	(9,134)	1916	Mar-14	3 - 32 yrs.	205
Syracuse	NY	Courtyard	10,905	812	23,278	21		24,111	(940)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	10,905	621	17,589	29		18,239	(739)	2013	Oct-15	3 - 39 yrs.	78
Mason	OH	Hilton Garden Inn	0	1,120	16,770	708		18,598	(182)	2010	Sep-16	3 - 39 yrs.	110
Twinsburg	OH	Hilton Garden Inn	0	1,419	16,614	3,020		21,053	(5,873)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton Inn & Suites	0	1,430	31,327	232		32,989	(6,880)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	0	1,270	32,700	2		33,972	(351)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	0	760	20,056	0		20,816	(225)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	0	1,280	13,340	20		14,640	(184)	2008	Sep-16	3 - 39 yrs.	90
Collegeville/Philadelphia	PA	Courtyard	11,468	2,115	17,953	2,148		22,216	(4,299)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	0	996	20,374	1,695		23,065	(4,408)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton Inn	0	2,503	18,537	3,793		24,833	(5,547)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	0	3,250	16,778	2		20,030	(176)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	0	3,540	16,399	262		20,201	(1,910)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	0	1,330	10,839	377		12,546	(120)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Residence Inn	0	900	9,778	165		10,843	(1,127)	1998	Mar-14	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	0	3,600	11,386	190		15,176	(1,099)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	0	1,410	9,361	2,487		13,258	(1,215)	1997	Mar-14	3 - 39 yrs.	76
Franklin	TN	Courtyard	14,604	2,510	31,341	5		33,856	(329)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	14,604	2,970	29,208	996		33,174	(312)	2009	Sep-16	3 - 39 yrs.	124
Jackson	TN	Hampton Inn & Suites	0	692	12,281	370		13,343	(3,319)	2007	Dec-08	3 - 39 yrs.	83
Johnson City	TN	Courtyard	0	1,105	8,632	132		9,869	(2,434)	2009	Sep-09	3 - 39 yrs.	90
Knoxville	TN	Homewood Suites	0	2,160	14,704	1		16,865	(178)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	0	1,840	12,441	7		14,288	(147)	2006	Sep-16	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	0	1,190	7,920	283		9,393	(94)	2003	Sep-16	3 - 39 yrs.	98
Memphis	TN	Homewood Suites	0	1,930	13,028	2,910		17,868	(2,100)	1989	Mar-14	3 - 39 yrs.	140
Nashville	TN	Hilton Garden Inn	0	2,754	39,997	2,173		44,924	(8,209)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	0	1,153	15,206	37		16,396	(2,609)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	0	7,390	13,929	3		21,322	(147)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	0	1,210	19,700	242		21,152	(2,161)	2003	Mar-14	3 - 39 yrs.	159
Allen	TX	Hampton Inn & Suites	0	1,442	11,456	1,462		14,360	(4,195)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	0	2,130	16,731	3,182		22,043	(6,821)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton Inn & Suites	0	1,217	8,738	587		10,542	(2,063)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	0	1,579	18,487	324		20,390	(3,865)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield Inn & Suites	0	1,306	16,504	128		17,938	(3,455)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton Inn	0	1,459	17,184	2,058		20,701	(5,351)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	0	1,614	14,451	1,610		17,675	(3,258)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	0	1,898	16,462	2,288		20,648	(5,468)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Homewood Suites	0	2,180	25,644	4		27,828	(252)	2010	Sep-16	3 - 39 yrs.	115
Beaumont	TX	Residence Inn	0	1,177	16,180	1,362		18,719	(4,908)	2008	Oct-08	3 - 39 yrs.	133
Burleson/Fort Worth	TX	Hampton Inn & Suites	0	557	6,601	1,285		8,443	(673)	2008	Oct-14	3 - 39 yrs.	88
Dallas	TX	Homewood Suites	0	4,920	29,427	19		34,366	(319)	2013	Sep-16	3 - 39 yrs.	130
Denton	TX	Homewood Suites	0	990	14,895	4		15,889	(197)	2009	Sep-16	3 - 39 yrs.	107
Duncanville	TX	Hilton Garden Inn	12,126	2,378	15,935	2,497		20,810	(6,340)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	0	1,244	18,300	101		19,645	(3,465)	2011	Dec-11	3 - 39 yrs.	145
El Paso	TX	Homewood Suites	0	2,800	16,657	910		20,367	(1,499)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	TownePlace Suites	0	2,104	16,311	110		18,525	(3,624)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	0	2,507	12,981	1,027		16,515	(3,740)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	10,707	1,522	15,543	192		17,257	(3,491)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	0	2,080	21,836	0		23,916	(251)	2012	Sep-16	3 - 39 yrs.	124

Index
SCHEDULE III
Real Estate and Accumulated Depreciation - (continued)
As of December 31, 2016
(dollars in thousands)

						Subsequently
						Capitalized
				Initial Cost		Bldg.		Total
					Bldg./	Imp. &		Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	FF&E /Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Houston	TX	Marriott	$0	$4,143	$46,623	$274		$51,040	$(11,278)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	0	12,070	19,769	285		32,124	(2,380)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	0	2,070	11,186	0		13,256	(144)	2012	Sep-16	3 - 39 yrs.	120
Irving	TX	Homewood Suites	5,072	705	9,610	1,338		11,653	(2,594)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	0	3,361	23,919	1,966		29,246	(8,028)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton Inn	0	865	10,999	1,463		13,327	(3,583)	2001	Mar-09	3 - 39 yrs.	94
San Antonio	TX	TownePlace Suites	0	2,220	9,610	1,042		12,872	(1,125)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	0	3,350	17,256	0		20,606	(203)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	0	1,880	10,969	207		13,056	(1,434)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Courtyard	0	590	7,208	623		8,421	(813)	2003	Mar-14	3 - 39 yrs.	90
Texarkana	TX	Hampton Inn & Suites	0	636	8,723	1,110		10,469	(2,175)	2004	Jan-11	3 - 39 yrs.	81
Texarkana	TX	TownePlace Suites	0	430	6,571	(2,207)	(3)	4,794	(601)	2006	Mar-14	3 - 39 yrs.	85
Provo	UT	Residence Inn	0	1,150	18,277	2,087		21,514	(1,915)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	SpringHill Suites	0	1,092	16,465	117		17,674	(3,410)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	0	6,860	19,681	3,338		29,879	(2,406)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	0	5,968	0	18,984		24,952	(4,470)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	0	1,723	19,162	1,817		22,702	(6,176)	2004	Nov-08	3 - 39 yrs.	175
Charlottesville	VA	Courtyard	0	21,130	27,737	326		49,193	(2,748)	2000	Mar-14	3 - 39 yrs.	139
Fairfax	VA	Marriott	0	5,280	36,271	255		41,806	(552)	1984	Sep-16	3 - 39 yrs.	316
Harrisonburg	VA	Courtyard	0	2,480	12,757	283		15,520	(1,318)	1999	Mar-14	3 - 39 yrs.	125
Manassas	VA	Residence Inn	0	1,395	14,962	1,634		17,991	(3,256)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	0	2,003	0	22,948		24,951	(1,838)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	0	0	83,698	5,090		88,788	(8,923)	1984	Mar-14	3 - 39 yrs.	410
Richmond	VA	Residence Inn	0	1,113	0	12,710		13,823	(1,021)	2014	Jul-12	3 - 39 yrs.	75
Richmond	VA	SpringHill Suites	0	1,930	10,726	8		12,664	(146)	2008	Sep-16	3 - 39 yrs.	103
Suffolk	VA	Courtyard	0	940	5,186	1,130		7,256	(747)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	0	710	5,241	581		6,532	(654)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	0	10,580	29,140	368		40,088	(2,612)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	0	12,000	40,556	1,982		54,538	(3,449)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	11,350	18,950	25,028	113		44,091	(2,719)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	26,409	0	92,786	4,321		97,107	(9,618)	1991	Mar-14	3 - 35 yrs.	234
Tukwila	WA	Homewood Suites	8,795	8,130	16,659	3,260		28,049	(1,810)	1992	Mar-14	3 - 39 yrs.	106
Vancouver	WA	SpringHill Suites	0	3,010	16,162	1,433		20,605	(1,709)	2007	Mar-14	3 - 39 yrs.	119
Richmond	VA	Corporate Office	0	682	3,723	545		4,950	(1,037)	1893	May-13	3 - 39 yrs.	N/A
			$467,182	$707,878	$4,444,273	$228,935		$5,381,086	$(557,597)				29,849

Real estate owned:	2016	2015	2014
Balance as of January 1	$4,064,824	$3,789,380	$1,644,252
Acquisitions	1,319,986	255,636	2,293,925
Improvements and Development Costs	63,364	59,565	74,320
Dispositions	(11,951)	(2,238)	0
Assets Held for Sale (4)	(49,666)	7,481	(212,129)
Impairment of Depreciable Assets	(5,471)	(45,000)	(10,988)
Balance at December 31	$5,381,086	$4,064,824	$3,789,380

Accumulated depreciation:	2016	2015	2014
Balance as of January 1	$(423,057)	$(296,559)	$(200,754)
Depreciation Expense	(147,244)	(126,530)	(112,346)
Accumulated Depreciation on Dispositions	2,038	257	0
Assets Held for Sale (4)	10,666	(225)	16,541
Balance at December 31	$(557,597)	$(423,057)	$(296,559)

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)	The aggregate cost for federal income tax purposes is approximately $5.0 billion at December 31, 2016 (unaudited).
(3)	Amount includes a reduction in cost due to recognition of an impairment loss.
(4)	As of December 31, 2016, the Company had one hotel classified as held for sale and is not included in this schedule. As of December 31, 2014, the Company had 19 hotels classified as held for sale which were not included in this schedule, of which 18 of the hotels were sold and the remaining hotel (Columbus, Georgia TownePlace Suites) was reclassified as held and used during 2015.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: February 27, 2017
Justin G. Knight, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 27, 2017
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 27, 2017
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 27, 2017
Justin G. Knight, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 27, 2017
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 27, 2017
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 27, 2017
Jon A. Fosheim, Director

By:	/s/ Bruce H. Matson	Date: February 27, 2017
Bruce H. Matson, Director

By:	/s/ Daryl A. Nickel	Date: February 27, 2017
Daryl A. Nickel, Director

By:	/s/ L. Hugh Redd	Date: February 27, 2017
L. Hugh Redd, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of August 7, 2013, as amended, among Apple REIT Seven, Inc., Apple REIT Eight, Inc., the Company, Apple Seven Acquisition Sub, Inc. and Apple Eight Acquisition Sub, Inc. (Incorporated by reference to Annex A to the joint proxy statement/prospectus included in the Company’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

2.2
Purchase and Sale Agreement dated as of December 15, 2014 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.3
First Amendment to Purchase and Sale Agreement dated as of January 15, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.4
Second Amendment to Purchase and Sale Agreement dated as of February 4, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.3 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.5
Third Amendment to Purchase and Sale Agreement dated as of February 17, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.6
Fourth Amendment to Purchase and Sale Agreement dated as of February 24, 2015 between certain subsidiaries of the Company and MCR Development LLC (Incorporated by reference to Exhibit 2.5 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed February 27, 2015)

2.7
Agreement and Plan of Merger, dated as of April 13, 2016, among Apple REIT Ten, Inc., the Company and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

2.8
First Amendment to Agreement and Plan of Merger, dated as of July 13, 2016, among Apple REIT Ten, Inc., the Company and 34 Consolidated, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed July 13, 2016)

3.1
Amended and Restated Articles of Incorporation of the Company, as amended  (Incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K (SEC File No. 000-53603) filed March 6, 2015)

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

10.4*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

Index
Exhibit Number	Description of Documents

10.5*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.6
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

10.7	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.8
First Amendment dated April 8, 2016 to the Amended and Restated Credit Agreement dated as of May 18, 2015, among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer (FILED HEREWITH)

10.9
Voting Agreement, dated as of April 13, 2016, among Apple REIT Ten, Inc., the Company and Glade M. Knight (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

10.10
Termination Agreement, dated as of April 13, 2016, among Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Ten, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

12.1	Computation of Ratio of Earnings to Fixed Charges (FILED HEREWITH)

21.1	Subsidiaries of the Company (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101
The following materials from Apple Hospitality REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

________________
* Denotes Compensation Plan.