Form 10-Q
period 2017-09-30
Apple Hospitality REIT, Inc.
filed 2017-11-06
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 001-37389

APPLE HOSPITALITY REIT, INC.
(Exact name of registrant as specified in its charter)

Virginia	26-1379210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of November 1, 2017: 223,060,840

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

Index

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $686,787 and $557,597, respectively	$4,742,590	$4,823,489
Assets held for sale	40,626	39,000
Restricted cash-furniture, fixtures and other escrows	30,299	29,425
Due from third party managers, net	52,354	31,460
Other assets, net	48,018	56,509
Total Assets	$4,913,887	$4,979,883

Liabilities
Revolving credit facility	$216,700	$270,000
Term loans	655,988	570,934
Mortgage debt	432,783	497,029
Accounts payable and other liabilities	104,467	124,856
Total Liabilities	1,409,938	1,462,819

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	0	0
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,060,840 and 222,938,648 shares, respectively	4,455,390	4,453,205
Accumulated other comprehensive income	5,218	4,589
Distributions greater than net income	(956,659)	(940,730)
Total Shareholders' Equity	3,503,949	3,517,064

Total Liabilities and Shareholders' Equity	$4,913,887	$4,979,883

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Room	$302,298	$255,269	$877,974	$698,759
Other	22,628	21,202	71,581	59,835
Total revenue	324,926	276,471	949,555	758,594

Expenses:
Operating	79,975	69,082	235,474	187,370
Hotel administrative	24,842	20,866	74,895	57,921
Sales and marketing	25,488	21,329	75,867	59,244
Utilities	12,036	10,543	31,982	25,862
Repair and maintenance	12,199	10,478	36,394	29,167
Franchise fees	13,974	11,834	40,611	32,212
Management fees	11,315	9,205	33,072	26,189
Property taxes, insurance and other	17,598	14,787	52,346	40,315
Ground lease	2,831	2,615	8,486	7,587
General and administrative	5,350	2,623	18,255	12,511
Transaction and litigation costs (reimbursements)	0	36,452	(2,586)	37,861
Loss on impairment of depreciable real estate assets	0	5,471	7,875	5,471
Depreciation	44,110	37,343	131,770	104,651
Total expenses	249,718	252,628	744,441	626,361

Operating income	75,208	23,843	205,114	132,233

Interest and other expense, net	(12,024)	(10,156)	(35,590)	(28,519)
Gain (loss) on sale of real estate	(157)	0	15,983	0

Income before income taxes	63,027	13,687	185,507	103,714

Income tax benefit (expense)	(203)	7	(712)	(616)

Net income	$62,824	$13,694	$184,795	$103,098

Other comprehensive income (loss):
Interest rate derivatives	259	4,261	629	(7,934)

Comprehensive income	$63,083	$17,955	$185,424	$95,164

Basic and diluted net income per common share	$0.28	$0.07	$0.83	$0.57

Weighted average common shares outstanding - basic and diluted	223,057	190,563	223,052	180,004

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$184,795	$103,098
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	131,770	104,651
Loss on impairment of depreciable real estate assets	7,875	5,471
Gain on sale of real estate	(15,983)	0
Other non-cash expenses, net	5,372	4,806
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Increase in due from third party managers, net	(20,883)	(14,350)
Decrease (increase) in other assets, net	8,507	(1,014)
Increase (decrease) in accounts payable and other liabilities	(20,944)	35,309
Net cash provided by operating activities	280,509	237,971

Cash flows from investing activities:
Cash consideration in Apple Ten merger	0	(93,590)
Acquisition of hotel properties, net	(56,794)	(23,994)
Deposits and other disbursements for potential acquisitions	(1,810)	0
Capital improvements	(41,370)	(47,523)
Decrease (increase) in capital improvement reserves	(1,351)	2,459
Net proceeds from sale of real estate	28,374	0
Net cash used in investing activities	(72,951)	(162,648)

Cash flows from financing activities:
Repurchases of common shares	0	(361)
Repurchases of common shares to satisfy employee withholding requirements	(432)	(459)
Equity issuance costs	0	(1,176)
Distributions paid to common shareholders	(200,716)	(161,940)
Net proceeds from (payments on) revolving credit facility	(53,300)	187,300
Payments on extinguished credit facility	0	(111,100)
Proceeds from term loans	85,000	150,000
Proceeds from mortgage debt	0	24,000
Payments of mortgage debt	(37,219)	(157,823)
Financing costs	(891)	(3,764)
Net cash used in financing activities	(207,558)	(75,323)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow information:
Interest paid	$35,049	$30,192

Supplemental disclosure of noncash investing and financing activities:
Stock consideration in Apple Ten merger (see note 2)	$0	$956,086
Accrued distribution to common shareholders	$22,302	$22,325
Mortgage debt assumed by buyer upon sale of real estate	$27,073	$0

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of September 30, 2017, the Company owned 237 hotels with an aggregate of 30,188 rooms located in 33 states, including one hotel with 316 rooms classified as held for sale, which was sold to an unrelated party in October 2017.  The Company’s common shares are listed on the New York Stock Exchange under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2016 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2017.

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

Accounting Standards Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which is intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The standard is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The Company adopted this standard effective January 1, 2017 on a prospective basis.  Prior to the adoption of this standard, the Company’s acquisitions of hotel properties were accounted for as existing businesses, and therefore all transaction costs associated with the acquisitions, including title, legal, accounting, brokerage commissions and other related costs were expensed as incurred.  Under the new standard, effective January 1, 2017, acquisitions of hotel properties (including the acquisition of three hotels during the first nine months of 2017, as discussed in Note 3) will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred.  Asset acquisitions now require the Company to complete its allocation of the purchase price at the time of the acquisition as the measurement period applicable to business combinations does not apply to asset acquisitions.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements and enhance the transparency and understandability of hedging activity.  The standard simplifies the application of hedge accounting and reduces the administrative burden of hedge documentation requirements and assessing hedge effectiveness.  The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  The standard requires a modified retrospective approach for all hedge relationships that exist on the date of adoption.  The presentation and disclosure guidance is required only prospectively.  The Company is currently evaluating when it will adopt the standard.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company accounted for the merger in accordance with ASC 805, Business Combinations.  The Company was considered the acquirer for financial reporting purposes, which required, among other things, that the assets acquired and liabilities assumed from Apple Ten be recognized at their acquisition date fair values.  For purpose of accounting for the transaction, the aggregate value of the merger consideration paid to Apple Ten shareholders was estimated to be approximately $1.0 billion, and was comprised of approximately $956.1 million for the issuance of approximately 48.7 million common shares of the Company valued at $19.62 per share, which was the closing price of the Company’s common shares on August 31, 2016 (the date that the merger was approved), and $93.6 million in cash, which was funded through borrowings on the Company’s $540 million revolving credit facility (the “revolving credit facility”).  All costs (reimbursements) related to the merger were recorded in the period incurred and are included in transaction and litigation costs (reimbursements) in the Company’s consolidated financial statements.  In connection with the merger, the Company incurred approximately $37.6 million in merger costs for the nine months ended September 30, 2016, which included $32.0 million funded by the Company in January 2017 to settle the Apple Ten merger lawsuit and approximately $1.8 million in legal costs incurred to defend the lawsuit.  During 2017, the Company received $12.6 million in proceeds from its director and officer insurance carriers in connection with the merger lawsuit, of which $10.0 million (received in January 2017) and $2.6 million (received in May 2017) were included as reductions in transaction and litigation costs (reimbursements) for the fourth quarter of 2016 and nine months ended September 30, 2017, respectively.  Further discussion of the merger litigation is included in Note 10.

Index

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

The following unaudited pro forma information for the three and nine month periods ended September 30, 2017 and 2016, is presented as if the merger, effective September 1, 2016, had occurred on January 1, 2016, and is based on assumptions and estimates considered appropriate by the Company.  The pro forma information is provided for illustrative purposes only and does not necessarily reflect what the operating results would have been had the merger been completed on January 1, 2016, nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the merger.  Amounts are in thousands except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (Actual)	2016 (Proforma)	2017 (Proforma)	2016 (Proforma)
Total revenue	$324,926	$325,924	$949,555	$949,760
Net income	$62,824	$59,960	$182,209	$176,985
Basic and diluted net income per common share	$0.28	$0.27	$0.82	$0.79
Weighted average common shares outstanding - basic and diluted	223,057	223,403	223,052	223,399

For purposes of calculating these pro forma amounts, merger transaction and litigation costs (reimbursements) totaling approximately ($2.6) million for the nine months ended September 30, 2017, and approximately $36.4 million and $37.6 million for the three and nine months ended September 30, 2016, respectively, included in the Company’s consolidated statements of operations, were excluded from the pro forma amounts since these costs and reimbursements are attributable to the merger and related transactions and do not have an ongoing impact to the statements of operations.

3.  Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Land	$711,826	$707,878
Building and Improvements	4,294,310	4,270,095
Furniture, Fixtures and Equipment	411,376	391,421
Franchise Fees	11,865	11,692
	5,429,377	5,381,086
Less Accumulated Depreciation	(686,787)	(557,597)
Investment in Real Estate, net	$4,742,590	$4,823,489

As of September 30, 2017, the Company owned 237 hotels with an aggregate of 30,188 rooms located in 33 states, including one hotel with 316 rooms classified as held for sale, which was sold to an unrelated party in October 2017.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Index

Acquisitions

The Company acquired three hotels during the first nine months of 2017.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price (a)
Fort Worth	TX	Courtyard	LBA	2/2/2017	124	$18,000
Birmingham (b)	AL	Hilton Garden Inn	LBA	9/12/2017	104	19,162
Birmingham (b)	AL	Home2 Suites	LBA	9/12/2017	106	19,276
					334	$56,438

(a)
The acquisitions of these hotel properties were accounted for as acquisitions of a group of assets, with costs incurred to effect the acquisitions, which were not significant, capitalized as part of the cost of the assets acquired.  The gross purchase price excludes capitalized transaction costs.  At the date of purchase, the purchase price for each of these properties was funded through the Company’s revolving credit facility.

(b)	The Hilton Garden Inn and Home2 Suites hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.

On July 1, 2016, the Company closed on the purchase of a newly constructed 128-room Home2 Suites hotel in Atlanta, Georgia, the same day the hotel opened for business, for a purchase price of approximately $24.6 million.  The Company used borrowings under its revolving credit facility to purchase the hotel.  Additionally, as described in Note 2, effective September 1, 2016, the Company completed the merger with Apple Ten, which added 56 hotels, located in 17 states, with an aggregate of 7,209 rooms to the Company’s real estate portfolio.  The total real estate value of the merger was estimated to be approximately $1.3 billion.  The Company accounted for the purchase of these hotels in accordance with ASC 805, Business Combinations.  No goodwill was recorded in connection with any of these acquisitions.  For the 57 hotels acquired during the nine months ended September 30, 2016, the amount of revenue and operating income (excluding merger and other acquisition related transaction costs) included in the Company’s consolidated statements of operations from the date of acquisition through September 30, 2016 was approximately $25.0 million and $9.5 million, respectively.

Hotel Contract Commitments

As of September 30, 2017, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of approximately $146.1 million.  Two of the hotels, the Salt Lake City Residence Inn and the Portland Residence Inn, which are already in operation, were acquired in October 2017.  The two remaining hotels are under construction and are planned to be completed and opened for business over the next 12 months from September 30, 2017, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring the two hotels under construction, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2017.  All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Operating (a)
Salt Lake City, UT	Residence Inn	8/22/2017	136	$500	$25,500
Portland, ME	Residence Inn	8/30/2017	179	1,000	55,750
Under development (b)
Phoenix, AZ	Hampton	10/25/2016	210	500	44,100
Orlando, FL	Home2 Suites	1/18/2017	128	3	20,736
			653	$2,003	$146,086

(a)	Closing on these hotels occurred in October 2017.
(b)
As of September 30, 2017, these hotels were under construction. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to close over the next 12 months from September 30, 2017. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the property is under construction, at this time, the seller has not met all of the conditions to closing.

Index

The purchase price for each of the Salt Lake City Residence Inn and Portland Residence Inn was funded through the Company’s revolving credit facility and it is anticipated that the purchase price for the remaining outstanding contracts will be funded similarly.

Loss on Impairment of Depreciable Real Estate Assets

During the first quarter of 2017, the Company identified two properties for potential sale: the Columbus, Georgia SpringHill Suites and TownePlace Suites hotels.  In April 2017, the Company entered into separate contracts with the same unrelated party for the sale of these properties for a total combined gross sales price of approximately $10.0 million.  Due to the change in the anticipated hold period for each of these hotels, the Company reviewed the estimated undiscounted cash flows generated by each property (including its sale price, net of estimated selling costs) and determined that, for each hotel, the undiscounted cash flows were less than its carrying value; therefore the Company recognized an impairment loss of approximately $7.9 million in the first quarter of 2017 to adjust the bases of these properties to their estimated fair values, which were based on the contracted sale price, net of estimated selling costs, a Level 1 input under the fair value hierarchy.  In May 2017, both of these contracts were terminated.

During the third quarter of 2016, the Company identified two properties for potential sale: the Dallas, Texas Hilton hotel and the Chesapeake, Virginia Marriott hotel.  In October 2016, the Company entered into separate contracts for the sale of these properties.  Due to the change in the anticipated hold period for each of these hotels, the Company reviewed the estimated undiscounted cash flows generated by each property (including its sale price, net of commissions and other selling costs) and determined that the Chesapeake, Virginia Marriott’s estimated undiscounted cash flows were less than its carrying value; therefore the Company recognized an impairment loss of approximately $5.5 million in the third quarter of 2016 to adjust the basis of this property to its estimated fair value, which was based on the original contracted sale price, net of broker commissions and other estimated selling costs, a Level 1 input under the fair value hierarchy.  The Chesapeake, Virginia Marriott was sold in December 2016.  The Dallas, Texas Hilton contract was terminated in November 2016, and, as discussed in Note 4, a new purchase and sale agreement was entered into by the Company in December 2016, and the hotel was sold in April 2017.

4.  Assets Held for Sale and Dispositions

In December 2016, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its 224-room Hilton hotel in Dallas, Texas for a gross sales price of approximately $56.1 million, as amended.  The hotel was classified as held for sale at its historical cost (which was less than the contract price, net of costs to sell) in the Company’s consolidated balance sheet at December 31, 2016.  On April 20, 2017, the Company completed the sale resulting in a gain of approximately $16.0 million, which is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2017.  The hotel had a carrying value totaling approximately $39.0 million at the date of sale.  Under the contract, at closing, the mortgage loan secured by the Dallas, Texas Hilton hotel was assumed by the buyer with the buyer receiving a credit for the amount assumed, which was approximately $27.1 million at the date of sale.

In June 2017, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its 316-room Marriott hotel in Fairfax, Virginia, acquired by the Company in the merger with Apple Ten in September 2016, for a gross sales price of $41.5 million, as amended.  The hotel was classified as held for sale at its historical cost (which was less than the contract price, net of costs to sell) in the Company’s consolidated balance sheet as of September 30, 2017.  On October 5, 2017, the Company completed the sale, resulting in an estimated gain of approximately $0.3 million, which will be recognized in the fourth quarter of 2017.  The estimated gain is calculated as the total sales price, net of commissions and selling costs, less the carrying value totaling approximately $40.6 million as of September 30, 2017.

The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.  The Company’s consolidated statements of operations include operating income of approximately $0.2 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $2.4 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively, relating to the results of operations of the two hotels noted above for the period of ownership.  The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three and nine months ended September 30, 2017 and 2016.

Index

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

$150 Million Term Loan Facility

On April 8, 2016, the Company entered into an unsecured $150 million term loan facility with a syndicate of commercial banks (the “$150 million term loan facility”), consisting of a term loan of up to $50 million that will mature on April 8, 2021 (the “$50 million term loan”) and a term loan of up to $100 million that will mature on April 8, 2023 (the “$100 million term loan,” and collectively with the $50 million term loan, the “$150 million term loans”).  The Company initially borrowed $50 million under the $150 million term loan facility on April 8, 2016 and borrowed the remaining $100 million on September 30, 2016.  The credit agreement contains requirements and covenants similar to the Company’s $965 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions.  Interest payments on the $150 million term loan facility are due monthly and the interest rate is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.45% to 2.20% for the $50 million term loan and 1.80% to 2.60% for the $100 million term loan, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company also entered into two interest rate swap agreements which, beginning on September 30, 2016, effectively fix the interest rate on the $50 million term loan and $100 million term loan at 2.54% and 3.13%, respectively, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 6 for more information on the interest rate swap agreements.  Proceeds from the $150 million term loan facility were used to pay down outstanding borrowings on the Company’s revolving credit facility, using the increased availability to repay scheduled mortgage debt maturities through the end of the first quarter of 2017.

$85 Million Term Loan

On July 25, 2017, the Company entered into an unsecured $85 million term loan with a syndicate of commercial banks, with a maturity date of July 25, 2024 (the “$85 million term loan” and, together with the $425 million term loans and the $150 million term loans, the “term loans”).  Net proceeds from the $85 million term loan were used to pay down outstanding borrowings on the Company’s revolving credit facility.  Subject to certain conditions including covenant compliance and additional fees, the $85 million term loan may be increased to $125 million.  The credit agreement contains requirements and covenants similar to the Company’s $965 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions.  Interest payments on the $85 million term loan are due monthly and the interest rate is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.80% to 2.60%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  In conjunction with the $85 million term loan, the Company entered into two interest rate swap agreements (one in May 2017 with a notional amount of $75 million, effective July 31, 2017, and the other in August 2017 with a notional amount of $10 million, effective August 10, 2017), which effectively fix the interest rate on the $85 million term loan at approximately 3.76%, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 6 for more information on the interest rate swap agreements.

Index

As of September 30, 2017 and December 31, 2016, the details of the Company’s revolving credit facility and term loans were as set forth below.  All dollar amounts are in thousands.

		As of September 30, 2017			As of December 31, 2016
	Maturity Date	Outstanding Balance	Interest Rate		Outstanding Balance	Interest Rate
Revolving credit facility (1)	5/18/2019	$216,700	2.78%	(2)	$270,000	2.32%	(2)

Term loans
$425 million term loans	5/18/2020	425,000	3.01%	(3)	425,000	2.90%	(3)
$50 million term loan	4/8/2021	50,000	2.54%	(4)	50,000	2.54%	(4)
$100 million term loan	4/8/2023	100,000	3.13%	(4)	100,000	3.13%	(4)
$85 million term loan	7/25/2024	85,000	3.76%	(4)	0	n/a
Total term loans at stated value		660,000			575,000
Unamortized debt issuance costs		(4,012)			(4,066)
Total term loans		655,988			570,934

Total revolving credit facility and term loans		$872,688			$840,934

(1)
Unamortized debt issuance costs related to the revolving credit facility totaled approximately $2.0 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively, and are included in other assets, net in the Company's consolidated balance sheets.

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

(4)
Annual fixed interest rate at the balance sheet date which includes the effect of interest rate swaps on the outstanding loan balance, subject to adjustment based on the Company’s leverage ratio.  See Note 6 for more information on the interest rate swap agreements.

The credit agreements governing the $965 million credit facility, the $150 million term loan facility and the $85 million term loan contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at September 30, 2017.

Mortgage Debt

As of September 30, 2017, the Company had approximately $430.1 million in outstanding property level debt secured by 28 properties, with maturity dates ranging from June 2020 to December 2026, stated interest rates ranging from 3.55% to 6.25% and effective interest rates ranging from 3.55% to 4.97%.  The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of September 30, 2017 and December 31, 2016 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of September 30, 2017	Outstanding balance as of December 31, 2016
Irving, TX	Homewood Suites	5.83%	12/29/2010		(2)	$6,052	$0	$5,072
Gainesville, FL	Homewood Suites	5.89%	9/1/2016		(2)	12,051	0	11,966
Duncanville, TX	Hilton Garden Inn	5.88%	10/21/2008		(2)	13,966	0	12,126
Dallas, TX	Hilton	3.95%	5/22/2015		(3)	28,000	0	27,246
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016	6/1/2020		16,210	15,858	16,104
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021		7,923	7,787	7,883
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021		14,679	14,429	14,604
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021		14,679	14,429	14,604
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	10,487	10,707
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	11,233	11,468
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,249	5,357
Rancho Bernardo, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	13,790	14,074
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	11,121	11,350
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	25,871	26,409
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	20,706	21,133
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	7,990	8,160
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	8,611	8,795
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	5,989	6,123
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	7,541	7,711
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	16,865	17,248
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	15,138	15,479
Syracuse, NY	Courtyard	4.75%	10/16/2015	8/1/2024	(4)	11,199	10,706	10,905
Syracuse, NY	Residence Inn	4.75%	10/16/2015	8/1/2024	(4)	11,199	10,706	10,905
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	25,087	25,577
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	9,448	9,626
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	33,253	33,857
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	13,394	13,576
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,682	22,248	22,550
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	23,522	23,813
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	25,081	25,564
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	24,992	25,473
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	18,605	18,963
						$514,669	430,136	494,428
Unamortized fair value adjustment of assumed debt							4,556	5,229
Unamortized debt issuance costs							(1,909)	(2,628)
Total							$432,783	$497,029

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

Index

The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt, the revolving credit facility and term loans), for the five years subsequent to September 30, 2017 and thereafter are as follows (in thousands):

2017 (October - December)	$2,701
2018	11,071
2019	248,408
2020	451,164
2021	95,311
Thereafter	498,181
1,306,836
Unamortized fair value adjustment of assumed debt	4,556
Unamortized debt issuance costs related to term loans and mortgage debt	(5,921)
Total	$1,305,471

6.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of September 30, 2017 and December 31, 2016, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion.  Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2017 and December 31, 2016.  All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Hedge Type	Notional Amount at September 30, 2017	Origination Date	Maturity Date	Swap Fixed Interest Rate	September 30, 2017	December 31, 2016
Cash flow hedge	$212,500	5/21/2015	5/18/2020	1.58%	$538	$(198)
Cash flow hedge	110,000	7/2/2015	5/18/2020	1.62%	166	(246)
Cash flow hedge	50,000	4/7/2016	3/31/2021	1.09%	1,168	1,289
Cash flow hedge	100,000	4/7/2016	3/31/2023	1.33%	3,148	3,744
Cash flow hedge	75,000	5/31/2017	6/30/2024	1.96%	202	0
Cash flow hedge	10,000	8/10/2017	6/30/2024	2.01%	(4)	0
	$557,500				$5,218	$4,589

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

To adjust qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded net unrealized gains (losses) of approximately $0.3 million and $4.3 million during the three months ended September 30, 2017 and 2016, respectively, and approximately $0.6 million and $(7.9) million during the nine months ended September 30, 2017 and 2016, respectively, to other comprehensive income (loss).  There was no ineffectiveness recorded on designated cash flow hedges during the three and nine months ended September 30, 2017 and 2016.  Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives.  Net unrealized gains (losses) on cash flow hedges previously recorded to other comprehensive income (loss) that were reclassified to interest and other expense, net during the three months ended September 30, 2017 and 2016, include approximately $(0.4) million and $(0.9) million, respectively, and during the nine months ended September 30, 2017 and 2016, include approximately $(1.8) million and $(2.9) million, respectively.  The Company estimates that approximately $(0.6) million of net unrealized gains (losses) included in accumulated other comprehensive income at September 30, 2017 will be reclassified as a net increase to interest and other expense, net within the next 12 months.

7.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  There have been no changes to the contracts and relationships discussed in the Company’s 2016 Annual Report on Form 10-K.  Below is a summary of the significant related party relationships in effect during the nine months ended September 30, 2017 and 2016.

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

Prior to the merger, advisory fees earned by the Company from Apple Ten for the nine months ended September 30, 2016 totaled approximately $1.6 million and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statement of operations.  Total reimbursed costs received by the Company from these entities for the nine months ended September 30, 2017 and 2016 (including Apple Ten, A10A and ARG prior to September 1, 2016 and ARG thereafter) totaled approximately $0.5 million and $2.3 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.  As of September 30, 2017 and December 31, 2016, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.2 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

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

The aircraft is also leased to affiliates of the Company based on third party rates, which was not significant during the reporting periods.  The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates.  Total amounts incurred during the nine months ended September 30, 2017 and 2016 were approximately $0.1 million and $0.2 million, respectively, related to aircraft owned through these two entities and are included in general and administrative expenses in the Company’s consolidated statements of operations.

8.  Shareholders’ Equity

Distributions

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share.  For the three months ended September 30, 2017 and 2016, the Company paid distributions of $0.30 per common share for a total of $66.9 million and $57.2 million, respectively.  For the nine months ended September 30, 2017 and 2016, the Company paid distributions of $0.90 per common share for a total of $200.7 million and $161.9 million, respectively.  Additionally, in September 2017, the Company declared a monthly distribution of $0.10 per common share, totaling $22.3 million, which was recorded as a payable as of September 30, 2017 and paid in October 2017.  As of December 31, 2016, a monthly distribution of $0.10 per common share, totaling $22.3 million, was recorded as a payable and paid in January 2017.  These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Equity Distribution Agreement

On February 28, 2017, the Company entered into an equity distribution agreement with Robert W. Baird & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Canaccord Genuity Inc., FBR Capital Markets & Co., Jefferies LLC, KeyBanc Capital Markets Inc. and Scotia Capital (USA) Inc. (collectively, the “Sales Agents”), pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares through the Sales Agents (the “ATM Program”).  During the nine months ended September 30, 2017, the Company had no sales under the ATM Program.

Share Repurchase Program

In connection with the implementation of its ATM Program, in February 2017, the Company terminated its existing written trading plan under the Company’s share repurchase program.  During the first nine months of 2016, the Company purchased, under its share repurchase program, approximately 20,000 of its common shares at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million.  The Company did not repurchase any common shares under its share repurchase program during the first nine months of 2017.  The Company plans to continue to consider opportunistic share repurchases under the $467.5 million remaining portion of the authorized $475 million share repurchase program, which will depend on prevailing market conditions and other factors.  The program may be suspended or terminated at any time by the Company and, as a result of an extension of the program approved by the Board of Directors in May 2017, will end in July 2018 if not terminated earlier.

Index

9.  Compensation Plans

In February 2017, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved an executive incentive plan (“2017 Incentive Plan”), effective January 1, 2017, and established incentive goals for 2017.  Under the 2017 Incentive Plan, participants are eligible to receive a bonus based on the achievement of certain 2017 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return over one-year and two-year periods).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation.  The range of potential aggregate payouts under the 2017 Incentive Plan is $0 - $18 million.  Based on performance through September 30, 2017, the Company has accrued approximately $4.7 million as a liability for potential executive bonus payments under the 2017 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2017.  Compensation expense recognized by the Company under the 2017 Incentive Plan is included in general and administrative expense in the Company’s consolidated statements of operations and totaled approximately $1.2 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.  Approximately 25% of awards under the 2017 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, two-thirds of which would vest at the end of 2017 and one-third of which would vest at the end of 2018.  During 2016 and 2015, comparable executive incentive plans were approved by the Compensation Committee (“2016 Incentive Plan” and “2015 Incentive Plan”) that were effective January 1, 2016 and January 1, 2015, respectively.  The Company recorded a (decrease) increase of approximately $(0.8) million and $2.8 million to general and administrative expense related to the 2016 Incentive Plan in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, with the decrease resulting from the reduction of the previously recorded executive bonus accrual due to lower anticipated 2016 performance.

Share Based Compensation Awards

During the first quarters of 2017 and 2016, the Company issued 101,305 and 304,345 common shares earned under the 2016 and 2015 Incentive Plans (net of 19,667 and 11,787 common shares surrendered to satisfy tax withholding obligations) at $19.10 and $19.87 per share, or approximately $2.3 million and $6.3 million in share based compensation, including the surrendered shares, respectively.  Of the total shares issued under the 2016 Incentive Plan, 60,028 shares were unrestricted at the time of issuance, and the remaining 41,277 restricted shares will vest on December 15, 2017.  Of the total shares issued under the 2015 Incentive Plan, 146,279 shares were unrestricted at the time of issuance, and the remaining 158,066 restricted shares vested on December 31, 2016, of which 50,044 common shares were surrendered to satisfy tax withholding obligations.  Of the total 2016 share based compensation, approximately $1.9 million was recorded as a liability as of December 31, 2016, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet and the remaining $0.4 million, which is subject to vesting on December 15, 2017, will be recognized as compensation expense proportionately throughout 2017.  Of the total 2015 share based compensation, approximately $1.6 million, which vested on December 31, 2016, was recognized as compensation expense proportionately throughout 2016.  For the three months ended September 30, 2017 and 2016, the Company recognized approximately $0.1 million and $0.4 million, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized approximately $0.3 million and $1.2 million, respectively, of share based compensation expense related to the unvested restricted share awards.

10.  Legal Proceedings

Quinn v. Knight, et al.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), on July 19, 2016, a purported shareholder of Apple Ten, now part of the Company, commenced a derivative action in the United States District Court for the Eastern District of Virginia.  On November 2, 2016, the parties reached an agreement in principle to settle the litigation, which the Court approved by order dated March 16, 2017.  In January 2017, the Company funded the settlement amount of $32 million, which was included in accounts payable and other liabilities in its consolidated balance sheet as of December 31, 2016, and received $10 million of proceeds from its director and officer insurance carriers, which was included in other assets, net in its consolidated balance sheet as of December 31, 2016 and the net $22 million was included in transaction and litigation costs (reimbursements) in the Company’s consolidated statement of operations for the year then ended.  In May 2017, the Company received an additional $2.6 million of proceeds from its director and officer insurance carriers, which was included as a reduction in transaction and litigation costs (reimbursements) in the Company’s consolidated statements of operations for the nine months ended September 30, 2017.  The Company does not anticipate additional costs or reimbursements related to this litigation.

Index

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

As previously disclosed in the 2016 Form 10-K, on April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, who purchased additional shares under the Dividend Reinvestment Plans (“DRIP”) of Apple Seven, Apple Eight and the Company between July 17, 2007 and February 12, 2014.  In January 2017, the parties reached an agreement in principle to settle the litigation for $5.5 million.  The settlement was preliminarily approved by the court in September 2017 and a settlement hearing has been scheduled in January 2018.  The settlement amount has been included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of December 31, 2016 and September 30, 2017, and in transaction and litigation costs (reimbursements) in the Company’s consolidated statement of operations for the year ended December 31, 2016.  At this time, no assurance can be given that the proposed settlement will be approved, and therefore the actual loss incurred could be in excess of the amount accrued as of September 30, 2017.

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

11.  Subsequent Events

In October 2017, the Company paid approximately $22.3 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In October 2017, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2017.  The distribution is payable on November 15, 2017.

On October 5, 2017, the Company completed the sale of the Fairfax, Virginia Marriott for a sale price of approximately $41.5 million.  The Company used the net proceeds from the sale to pay down borrowings on its revolving credit facility.  See Note 4 for additional information.

On October 13, 2017, the Company closed on the purchase of an existing 179-room Residence Inn in Portland, Maine for a gross purchase price of approximately $55.8 million.

On October 20, 2017, the Company closed on the purchase of an existing 136-room Residence Inn in Salt Lake City, Utah for a gross purchase price of $25.5 million.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of September 30, 2017, the Company owned 237 hotels with an aggregate of 30,188 rooms located in urban, high-end suburban and developing markets throughout 33 states, including one hotel with 316 rooms classified as held for sale, which was sold to an unrelated party in October 2017.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 22 hotel management companies, none of which are affiliated with the Company.  The Company’s common shares are listed on the New York Stock Exchange under the ticker symbol “APLE.”

2017 Investing Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value in the long term.  Consistent with this strategy and the Company’s focus on investing in select-service hotels, the Company acquired three newly constructed hotels for an aggregate purchase price of approximately $56.4 million during the first nine months of 2017: a 124-room Courtyard by Marriott hotel in Fort Worth, Texas and a 104-room Hilton Garden Inn and 106-room Home2 Suites dual-branded hotel in Birmingham, Alabama.  The purchase price for each of these properties was funded through borrowings on the Company’s $540 million revolving credit facility (the “revolving credit facility”).  In October 2017, the Company completed the purchase of two additional hotels (a 136-room Residence Inn hotel in Salt Lake City, Utah and a 179-room Residence Inn hotel in Portland, Maine) for an aggregate purchase price of approximately $81.3 million.  The Company also has outstanding contracts for the potential purchase of two additional hotels that are under construction for a total purchase price of approximately $64.8 million, which are planned to be completed and opened for business over the next 12 months from September 30, 2017, at which time closing on these hotels is expected to occur.

Index

Additionally, for its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided by the proceeds from the sale of the property.  As a result, on April 20, 2017, the Company completed the sale of its 224-room Hilton hotel in Dallas, Texas, which was classified as held for sale as of December 31, 2016, for approximately $56.1 million.  Also, on October 5, 2017, the Company completed the sale of its 316-room Marriott hotel in Fairfax, Virginia, which was classified as held for sale as of September 30. 2017, for a gross sales price of $41.5 million.  The Company used the net proceeds from the sales to pay down borrowings on its revolving credit facility.

See Note 3 titled “Investment in Real Estate” and Note 4 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning these transactions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Over the past several quarters, the lodging industry and the Company have experienced low single-digit revenue growth.  Moderate improvements in the general U.S. economy have been partially offset by increased supply in many markets.  With modest revenue growth, the Company has produced stable operating results during the first nine months of 2017 on a comparable basis (as defined below) with expense increases generally offsetting revenue growth.  There is no way to predict future economic conditions, and there are certain additional factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis, and industry are forecasting a low single-digit percentage increase in revenue for the full year of 2017 as compared to 2016, with this trend expected to continue into 2018.  The Company’s revenue growth rate for comparable hotels in 2017 is anticipated to be lower than the growth achieved in 2016, primarily due to inconsistent demand in certain markets and increased hotel supply meeting demand growth in others, limiting the Company’s ability to increase rates.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

As of September 30, 2017, the Company owned 237 hotels with a total of 30,188 rooms as compared to 236 hotels with a total of 30,299 rooms as of September 30, 2016, however, results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year.  During the nine months ended September 30, 2017, the Company acquired three newly constructed hotels (one on February 2, 2017, and two on September 12, 2017) and sold one hotel on April 20, 2017.  During 2016, the Company acquired 56 hotels in the Apple REIT Ten, Inc. (“Apple Ten”) merger effective September 1, 2016 (the “Apple Ten merger”), acquired one additional newly constructed hotel on July 1, 2016 and sold one hotel on December 6, 2016.  As a result, the comparability of results for the three and nine months ended September 30, 2017 and 2016 as discussed below is significantly impacted by these transactions.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2017	Percent of Revenue	2016	Percent of Revenue	Percent Change	2017	Percent of Revenue	2016	Percent of Revenue	Percent Change

Total revenue	$324,926	100.0%	$276,471	100.0%	17.5%	$949,555	100.0%	$758,594	100.0%	25.2%
Hotel operating expense	179,829	55.3%	153,337	55.5%	17.3%	528,295	55.6%	417,965	55.1%	26.4%
Property taxes, insurance and other expense	17,598	5.4%	14,787	5.3%	19.0%	52,346	5.5%	40,315	5.3%	29.8%
Ground lease expense	2,831	0.9%	2,615	0.9%	8.3%	8,486	0.9%	7,587	1.0%	11.8%
General and administrative expense	5,350	1.6%	2,623	0.9%	104.0%	18,255	1.9%	12,511	1.6%	45.9%

Transaction and litigation costs (reimbursements)	-		36,452		n/a	(2,586)		37,861		n/a
Loss on impairment of depreciable real estate assets	-		5,471		n/a	7,875		5,471		43.9%
Depreciation expense	44,110		37,343		18.1%	131,770		104,651		25.9%
Interest and other expense, net	12,024		10,156		18.4%	35,590		28,519		24.8%
Gain (loss) on sale of real estate	(157)		-		n/a	15,983		-		n/a
Income tax expense (benefit)	203		(7)		n/a	712		616		15.6%

Number of hotels owned at end of period	237		236		0.4%	237		236		0.4%
ADR	$136.73		$136.04		0.5%	$135.97		$135.88		0.1%
Occupancy	80.0%		80.2%		-0.2%	78.7%		78.9%		-0.3%
RevPAR	$109.45		$109.07		0.3%	$106.96		$107.18		-0.2%

Comparable Operating Results

The following table reflects certain operating statistics for the Company’s 236 hotels owned and held for use as of September 30, 2017 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 236 hotels owned and held for use as of the end of the reporting period.  These metrics do not include the results generated by the Fairfax, Virginia Marriott hotel which was held for sale as of September 30, 2017 and sold on October 5, 2017.  For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company.  This information has not been audited, either for the periods owned or prior to ownership by the Company.  For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change

ADR	$136.83	$134.79	1.5%	$135.84	$134.88	0.7%
Occupancy	80.2%	80.4%	-0.2%	78.8%	78.7%	0.1%
RevPAR	$109.77	$108.32	1.3%	$107.10	$106.20	0.8%

Index

Same Store Operating Results

The following table reflects certain operating statistics for the Company’s 177 hotels owned and held for use by the Company as of January 1, 2016 and during the entirety of the periods being compared.  This information has not been audited.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change

ADR	$138.86	$136.60	1.7%	$137.09	$136.09	0.7%
Occupancy	80.2%	80.5%	-0.4%	79.0%	79.0%	0.0%
RevPAR	$111.42	$110.02	1.3%	$108.23	$107.49	0.7%

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended September 30, 2017 and 2016, the Company had total revenue of $324.9 million and $276.5 million, respectively.  For the nine months ended September 30, 2017 and 2016, the Company had total revenue of $949.6 million and $758.6 million, respectively.  For the three months ended September 30, 2017 and 2016, respectively, Comparable Hotels achieved combined average occupancy of 80.2% and 80.4%, ADR of $136.83 and $134.79 and RevPAR of $109.77 and $108.32.  For the nine months ended September 30, 2017 and 2016, respectively, Comparable Hotels achieved combined average occupancy of 78.8% and 78.7%, ADR of $135.84 and $134.88 and RevPAR of $107.10 and $106.20.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same periods in 2016, during the three and nine months ended September 30, 2017, the Company experienced increases in ADR, resulting in increases of 1.3% and 0.8% in RevPAR for Comparable Hotels, respectively.  The Company’s growth during the first nine months of 2017 was impacted by a decline in the Los Angeles market due to outsized growth in 2016 from the Porter Ranch gas leak.  The Company anticipates that with its geographically diverse portfolio of upscale and upper midscale select-service hotels, on a comparable basis, overall RevPAR growth for the remainder of the year will approximate industry averages.  Although certain markets will vary based on local supply/demand dynamics and local market economic conditions, with continued overall room rate improvement combined with expected stable overall demand growth compared to supply growth, the Company, on a comparable basis, and industry are forecasting a low single-digit percentage increase in revenue for the full year of 2017 as compared to 2016, with this trend expected to continue into 2018.  Markets with above average growth in the third quarter and first nine months of 2017 for the Company and industry included Richmond, Knoxville, Kansas City, St. Louis and San Diego.  Markets that were below average for the Company and industry included Dallas, Austin and Philadelphia.  Additionally, in the third quarter of 2017, Houston and certain Florida markets experienced an increase in demand due to evacuation and restoration efforts related to hurricanes Harvey and Irma, which led to increased RevPAR for the Company and industry in those markets.  While certain of the Company’s hotels incurred minor wind and water related damage from the hurricanes, the overall impact was not material.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2017 and 2016, respectively, hotel operating expense totaled $179.8 million and $153.3 million or 55.3% and 55.5% of total revenue for each respective period.  For the nine months ended September 30, 2017 and 2016, respectively, hotel operating expense totaled $528.3 million and $418.0 million or 55.6% and 55.1% of total revenue for each respective period.  Overall hotel operational expenses for the first nine months of 2017 include the results of the 57 hotels acquired during 2016, including one hotel acquired on July 1, 2016 and 56 hotels acquired with the Apple Ten merger effective September 1, 2016, for the full period and three hotels acquired in 2017 from their respective dates of acquisition.  Expenses for 2017 also include the results of one hotel sold on April 20, 2017 until the date of sale.  Expenses for the first nine months of 2016 include the results of one hotel sold on December 6, 2016 and the hotel sold on April 20, 2017 for the full period, and the results of one hotel acquired on July 1, 2016 from the date of acquisition and the 56 hotels acquired in the Apple Ten merger for the month of September 2016.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue increased approximately 20 and 90 basis points, respectively, for the three and nine months ended September 30, 2017 as compared to the same periods in 2016.  During the first nine months of 2017, the Company experienced increases in labor costs as a percentage of revenue, which was the primary cause of the increase in hotel operating expense.  Although labor costs were the primary cause of the increase in hotel operating expenses in the third quarter of 2017, these increases did moderate as compared to the same period in 2016.  The Company anticipates continued increases in labor costs due to government regulations surrounding wages, healthcare and other benefits, other wage-related initiatives and lower unemployment rates.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended September 30, 2017 and 2016 totaled $17.6 million and $14.8 million, respectively, or 5.4% and 5.3% of total revenue, respectively, and for Comparable Hotels, 5.4% and 5.5% of total revenue for each respective period.  For the nine months ended September 30, 2017 and 2016, property taxes, insurance and other expense totaled $52.3 million and $40.3 million, respectively, or 5.5% and 5.3% of total revenue, respectively, and for Comparable Hotels, 5.5% of total revenue for each period.  For the Company’s Comparable Hotels, real estate taxes increased slightly during the first nine months of 2017 compared to the first nine months of 2016, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2017.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted.

Ground Lease Expense

Ground lease expense for the three months ended September 30, 2017 and 2016 was $2.8 million and $2.6 million, respectively.  For the nine months ended September 30, 2017 and 2016, ground lease expense was $8.5 million and $7.6 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for 14 of its hotel properties, including four acquired in the Apple Ten merger effective September 1, 2016.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2017 and 2016 was $5.4 million and $2.6 million, respectively, or 1.6% and 0.9% of total revenue, respectively.  For the nine months ended September 30, 2017 and 2016, general and administrative expense was $18.3 million and $12.5 million, respectively, or 1.9% and 1.6% of total revenue, respectively.  The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses.  In addition, during the first eight months of 2016, the Company provided to Apple Ten the advisory services contemplated under their advisory agreement, and the Company received fees and reimbursement of expenses payable under the advisory agreement from Apple Ten totaling approximately $3.5 million, which were recorded as reductions to general and administrative expenses.  Effective September 1, 2016, in connection with the completion of the Apple Ten merger, the advisory agreement was terminated and the Company no longer receives the fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, which resulted in an increase in the Company’s general and administrative expenses from the prior period.  Although expense for the Company in total dollars increased from the prior period, since both the advisory fees and reimbursed costs received by the Company from Apple Ten were recorded as general and administrative expense by Apple Ten and as reductions to general and administrative expense by the Company, the termination of the advisory agreement had no financial impact on the combined company after the effective time of the Apple Ten merger.  General and administrative expense also increased for both the third quarter and first nine months of 2017 as compared to the prior year due to an increased accrual as of September 30, 2017 for the Company’s executive incentive plan related to better projected performance under the plan.  In comparison, the accrual for potential executive bonus payments was reduced during the third quarter of 2016 by approximately $0.8 million, due to lower than previously anticipated 2016 performance, resulting in a decrease in executive compensation expense for the period.  The increases in the third quarter and the first nine months of 2017 over the same periods of 2016 were $1.7 million and $1.0 million, respectively.

Transaction and Litigation Costs (Reimbursements)

During the nine months ended September 30, 2017, transaction and litigation costs (reimbursements) totaled approximately $(2.6) million which primarily related to the additional proceeds received in May 2017 from the Company’s directors and officers insurance carriers in connection with the Apple Ten merger litigation, as discussed herein.  Combined with the $10.0 million received in January 2017 and recorded to transaction and litigation costs (reimbursements) in the fourth quarter of 2016, total proceeds from the Company’s director and officer coverage related to the Apple Ten merger litigation were $12.6 million.  During the three and nine months ended September 30, 2016, transaction and litigation costs (reimbursements) were approximately $36.5 million and $37.9 million, respectively.  Transaction and litigation costs (reimbursements) for the nine months ended September 30, 2016 consisted primarily of costs related to the Apple Ten merger totaling approximately $37.6 million (including $32 million funded by the Company in January 2017 to settle the Apple Ten merger litigation and approximately $1.8 million in legal costs incurred to defend the litigation) and other acquisition related costs totaling approximately $0.3 million.  On January 1, 2017, the Company adopted the newly issued accounting standard on business combinations that modifies the definition of a business.  Under the new guidance, acquisition of hotel properties will generally be accounted for as an acquisition of a group of assets with transaction costs associated with the acquisition capitalized as part of the cost of the asset acquired instead of expensed in the period they are incurred.  In accordance with this standard, the Company capitalized approximately $0.2 million in transaction costs related to the acquisition of three hotels during the nine months ended September 30, 2017.

Index

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $7.9 million for the nine months ended September 30, 2017, and related to the Columbus, Georgia SpringHill Suites and TownePlace Suites hotels that the Company identified for potential sale during the first quarter of 2017.  For each of the three and nine months ended September 30, 2016, loss on impairment of depreciable real estate assets was approximately $5.5 million, and related to the Chesapeake, Virginia Marriott hotel that the Company identified for potential sale during the period.  See Note 3 titled “Investment in Real Estate” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information concerning these impairment losses.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2017 and 2016 was $44.1 million and $37.3 million, respectively.  For the nine months ended September 30, 2017 and 2016, depreciation expense was $131.8 million and $104.7 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was primarily due to the increase in the number of properties owned as a result of the Apple Ten merger effective September 1, 2016, the acquisition of three hotels in 2017 and one hotel in July 2016 and renovations completed throughout 2017 and 2016.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2017 and 2016 was $12.0 million and $10.2 million, respectively, and is net of approximately $0.1 million and $0.2 million, respectively, of interest capitalized associated with renovation projects.  For the nine months ended September 30, 2017 and 2016, interest and other expense, net was $35.6 million and $28.5 million, respectively, and is net of approximately $0.7 million and $1.2 million of interest capitalized associated with renovation projects, respectively.  The increase in interest expense was primarily due to an increase in the Company’s average outstanding borrowings during the first nine months of 2017 as compared to 2016 which is primarily attributable to (a) mortgage debt assumed in the Apple Ten merger effective September 1, 2016 and (b) borrowings to fund (i) the cash payment portion of the Apple Ten merger, (ii) the repayment of Apple Ten’s outstanding balance on its extinguished credit facility assumed in the Apple Ten merger and (iii) the acquisition of four hotels (one in July 2016, one in February 2017 and two in September 2017); which increases were partially offset by the sale of two hotels (one in December 2016 and one in April 2017).  The impact of higher debt balances and the increasing cost of variable rate debt was partially offset by a reduction in the average interest rate incurred on the Company’s total outstanding debt, resulting from the repayment of maturing fixed-rate mortgage debt with lower rate borrowings primarily from its $150 million term loan facility and new mortgage debt originations.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$62,824	$13,694	$184,795	$103,098
Depreciation of real estate owned	43,880	37,114	131,081	103,962
(Gain) loss on sale of real estate	157	-	(15,983)	-
Loss on impairment of depreciable real estate assets	-	5,471	7,875	5,471
Amortization of favorable and unfavorable leases, net	165	132	498	513
Funds from operations	107,026	56,411	308,266	213,044
Transaction and litigation costs (reimbursements)	-	36,452	(2,586)	37,861
Non-cash straight-line ground lease expense	917	843	2,794	2,479
Modified funds from operations	$107,943	$93,706	$308,474	$253,384

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

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$62,824	$13,694	$184,795	$103,098
Depreciation	44,110	37,343	131,770	104,651
Amortization of favorable and unfavorable leases, net	165	132	498	513
Interest and other expense, net	12,024	10,156	35,590	28,519
Income tax expense (benefit)	203	(7)	712	616
EBITDA	119,326	61,318	353,365	237,397
Transaction and litigation costs (reimbursements)	-	36,452	(2,586)	37,861
(Gain) loss on sale of real estate	157	-	(15,983)	-
Loss on impairment of depreciable real estate assets	-	5,471	7,875	5,471
Non-cash straight-line ground lease expense	917	843	2,794	2,479
Adjusted EBITDA	$120,400	$104,084	$345,465	$283,208

Index

Hotels Owned

As of September 30, 2017, the Company owned 237 hotels with an aggregate of 30,188 rooms located in 33 states.  The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,807
Courtyard	40	5,460
Hampton	36	4,422
Homewood Suites	34	3,831
Residence Inn	32	3,696
SpringHill Suites	17	2,248
TownePlace Suites	12	1,196
Fairfield Inn	11	1,300
Home2 Suites	7	775
Marriott	3	932
Embassy Suites	2	316
Renaissance	1	205
Total	237	30,188

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	1	169
Arizona	11	1,434
Arkansas	4	408
California	27	3,807
Colorado	4	567
Florida	23	2,851
Georgia	6	596
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	550
North Carolina	12	1,337
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	12	1,356
Texas	34	4,072
Utah	2	257
Virginia	15	2,383
Washington	4	609
Total	237	30,188

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 237 hotels the Company owned as of September 30, 2017.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Aimbridge	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton	InnVentures	3/1/2014	86
Tustin	CA	Fairfield Inn & Suites	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Fairfield Inn & Suites	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Schulte	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Schulte	9/1/2016	95
Davenport	IA	Hampton	Schulte	9/1/2016	103

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Boise	ID	Hampton	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield Inn & Suites	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton	Raymond	8/3/2009	124
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield Inn & Suites	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Aimbridge	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton	LBA	11/30/2010	124
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	165
New York	NY	Renaissance	Highgate	3/1/2014	205
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Mason	OH	Hilton Garden Inn	Schulte	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Gateway	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton	Vista Host	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Gateway	9/26/2008	103
Allen	TX	Hilton Garden Inn	Gateway	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
Duncanville	TX	Hilton Garden Inn	Gateway	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Gateway	10/16/2008	165
Round Rock	TX	Hampton	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Aimbridge	3/1/2014	90
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Texarkana	TX	TownePlace Suites	Aimbridge	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Fairfax	VA	Marriott	White Lodging	9/1/2016	316
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					30,188

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

The revolving credit facility, which as of September 30, 2017 had unused borrowing capacity of approximately $323.3 million, is available for share repurchases, acquisitions, hotel renovations and development, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of September 30, 2017, the Company’s revolving credit facility had an outstanding principal balance of approximately $216.7 million with an annual variable interest rate of approximately 2.78%.

The credit agreement governing the revolving credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at September 30, 2017.

In February 2017, the Company executed an equity distribution agreement that allows the Company to sell, from time to time, up to an aggregate of $300 million of its common shares through sales agents (the “ATM Program”).  Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common shares and determinations by the Company of the appropriate uses of any proceeds.  As of September 30, 2017, the Company had not sold any shares under the ATM Program.

On July 25, 2017, the Company entered into an unsecured $85 million term loan with a syndicate of commercial banks, with a maturity date of July 25, 2024.  The Company used the net proceeds from the $85 million term loan to pay down the borrowings on the Company’s revolving credit facility.  See Note 5 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional information related to the $85 million term loan.

As discussed below in “Subsequent Events,” in October 2017, the Company sold the Fairfax, Virginia Marriott for a sale price of approximately $41.5 million.  The Company used the net proceeds from the sale to pay down borrowings on its revolving credit facility.

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

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the nine months ended September 30, 2017 totaled approximately $200.7 million or $0.90 per common share and were paid at a monthly rate of $0.10 per common share.  For the same period, the Company’s net cash generated from operations was approximately $280.5 million, which included a payment of approximately $19.4 million, net of reimbursements received from the Company’s directors and officers insurance carriers, during the first nine months of 2017 to settle the Apple Ten merger lawsuit which is discussed in Note 10 titled “Legal Proceedings” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Share Repurchases

In connection with the implementation of the ATM Program, in February 2017 the Company terminated its existing written trading plan under the Company’s share repurchase program.  In January 2016, the Company purchased, under its share repurchase program, approximately 20,000 of its common shares at a weighted-average market purchase price of approximately $18.10 per common share for an aggregate purchase price of approximately $0.4 million.  The Company did not repurchase any common shares under its share repurchase program during the first nine months of 2017.  The Company plans to continue to consider opportunistic share repurchases under the $467.5 million remaining portion of the authorized $475 million share repurchase program, which will depend on prevailing market conditions and other factors.  The program may be suspended or terminated at any time by the Company and, as a result of an extension of the program approved by the Board of Directors in May 2017, will end in July 2018 if not terminated earlier.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has invested and plans to continue to reinvest in its hotels.  Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2017, the Company held $26.8 million in reserve related to these properties.  During the nine months ended September 30, 2017, the Company invested approximately $41.9 million in capital expenditures and anticipates spending an additional $25 million during the remainder of 2017, which includes various scheduled renovation projects for approximately 15 properties.  The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of September 30, 2017, the Company had outstanding contracts for the potential purchase of four additional hotels for a total purchase price of approximately $146.1 million.  Two of the hotels, the Salt Lake City Residence Inn and the Portland Residence Inn, which are already in operation, were acquired in October 2017.  The two remaining hotels are under construction and are planned to be completed and opened for business over the next 12 months from September 30, 2017, at which time closing on these hotels is expected to occur.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The purchase price for each of the Salt Lake City Residence Inn and Portland Residence Inn was funded through the Company’s revolving credit facility and it is anticipated that the purchase price for the remaining outstanding contracts will be funded similarly.

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

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for information on the adoption of accounting standards in the first nine months of 2017 and the anticipated adoption of recently issued accounting standards.

Subsequent Events

In October 2017, the Company paid approximately $22.3 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In October 2017, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2017.  The distribution is payable on November 15, 2017.

On October 5, 2017, the Company completed the sale of the Fairfax, Virginia Marriott for a sale price of approximately $41.5 million.  The Company used the net proceeds from the sale to pay down borrowings on its revolving credit facility.  See Note 4 for additional information.

On October 13, 2017, the Company closed on the purchase of an existing 179-room Residence Inn in Portland, Maine for a gross purchase price of approximately $55.8 million.

On October 20, 2017, the Company closed on the purchase of an existing 136-room Residence Inn in Salt Lake City, Utah for a gross purchase price of $25.5 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to its variable interest rate term loan.  As of September 30, 2017, after giving effect to interest rate swaps, as described below, approximately $319.2 million, or approximately 24% of the Company’s total debt outstanding, was subject to variable interest rates.  Based on the Company’s variable rate debt outstanding as of September 30, 2017, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.2 million, all other factors remaining the same.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.  The Company’s cash balance at September 30, 2017 was $0.

Index

As of September 30, 2017, the Company’s variable rate debt consisted of its $540 million revolving credit facility and six term loans totaling $660 million.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable rate debt.  As of September 30, 2017, the Company had six interest rate swap agreements that effectively fix the interest payments on approximately $557.5 million of the Company’s variable rate debt outstanding (consisting of five term loans) through maturity.  Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one month LIBOR.

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt, the six term loans and borrowings outstanding under the $540 million revolving credit facility at September 30, 2017.  All dollar amounts are in thousands.

	October 1 - December 31, 2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$2,701	$11,071	$248,408	$451,164	$95,311	$498,181	$1,306,836	$1,307,025
Average interest rates	3.5%	3.5%	3.5%	3.8%	4.0%	4.0%

Variable rate debt:
Maturities	$-	$-	$216,700	$425,000	$50,000	$185,000	$876,700	$877,783
Average interest rates (1)	3.0%	3.0%	3.0%	3.1%	3.3%	3.4%

Fixed rate debt:
Maturities	$2,701	$11,071	$31,708	$26,164	$45,311	$313,181	$430,136	$429,242
Average interest rates	4.5%	4.5%	4.5%	4.5%	4.4%	4.3%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) except as described in Note 10 titled “Legal Proceedings” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

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
The following materials from Apple Hospitality REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 6, 2017
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 6, 2017
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)