Form 10-Q
period 2018-03-31
Apple Hospitality REIT, Inc.
filed 2018-05-07
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of registrant’s common shares outstanding as of May 1, 2018: 230,339,578

Apple Hospitality REIT, Inc.
Form 10-Q

This Form 10-Q includes references to certain trademarks or service marks.  The Courtyard by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn & Suites by Marriott®, Marriott® Hotels, Renaissance® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates.  The Embassy Suites by Hilton®, Hampton by Hilton®, Hampton Inn & Suites by Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index
PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $775,894 and $731,284, respectively	$4,829,776	$4,793,159
Restricted cash-furniture, fixtures and other escrows	31,438	29,791
Due from third party managers, net	57,240	31,457
Other assets, net	54,917	47,931
Total Assets	$4,973,371	$4,902,338

Liabilities
Revolving credit facility	$170,700	$106,900
Term loans	656,569	656,279
Mortgage debt	500,189	459,017
Accounts payable and other liabilities	89,439	109,057
Total Liabilities	1,416,897	1,331,253

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 230,339,578 and 229,961,548 shares, respectively	4,594,247	4,588,188
Accumulated other comprehensive income	16,070	9,778
Distributions greater than net income	(1,053,843)	(1,026,881)
Total Shareholders’ Equity	3,556,474	3,571,085

Total Liabilities and Shareholders’ Equity	$4,973,371	$4,902,338

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Room	$274,836	$269,393
Other	23,553	23,532
Total revenue	298,389	292,925

Expenses:
Operating	75,954	75,154
Hotel administrative	25,102	24,836
Sales and marketing	25,332	24,109
Utilities	10,283	9,753
Repair and maintenance	12,453	11,916
Franchise fees	12,733	12,474
Management fees	10,472	10,212
Property taxes, insurance and other	17,229	16,927
Ground lease	2,850	2,816
General and administrative	6,877	6,754
Loss on impairment of depreciable real estate assets	-	7,875
Depreciation	44,840	43,767
Total expenses	244,125	246,593

Operating income	54,264	46,332

Interest and other expense, net	(11,919)	(11,717)

Income before income taxes	42,345	34,615

Income tax expense	(163)	(250)

Net income	$42,182	$34,365

Other comprehensive income:
Interest rate derivatives	6,292	1,545

Comprehensive income	$48,474	$35,910

Basic and diluted net income per common share	$0.18	$0.15

Weighted average common shares outstanding - basic and diluted	230,515	223,047

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$42,182	$34,365
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44,840	43,767
Loss on impairment of depreciable real estate assets	-	7,875
Other non-cash expenses, net	1,992	1,849
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(25,920)	(26,222)
Decrease (increase) in other assets, net	(2,485)	9,345
Decrease in accounts payable and other liabilities	(7,746)	(34,814)
Net cash provided by operating activities	52,863	36,165

Cash flows from investing activities:
Acquisition of hotel properties, net	(61,614)	(18,131)
Deposits and other disbursements for potential acquisitions	(204)	-
Capital improvements	(24,672)	(17,461)
Net cash used in investing activities	(86,490)	(35,592)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	4,731	-
Repurchases of common shares	(4,304)	-
Repurchases of common shares to satisfy employee withholding requirements	(876)	(432)
Distributions paid to common shareholders	(69,144)	(66,908)
Net proceeds from revolving credit facility	63,800	96,600
Proceeds from mortgage debt	44,000	-
Payments of mortgage debt	(2,933)	(31,949)
Net cash provided by (used in) financing activities	35,274	(2,689)

Net change in cash, cash equivalents and restricted cash	1,647	(2,116)

Cash, cash equivalents and restricted cash, beginning of period	29,791	29,425

Cash, cash equivalents and restricted cash, end of period	$31,438	$27,309

Supplemental cash flow information:
Interest paid	$11,760	$11,855

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$23,020	$22,301

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	29,791	29,425
Cash, cash equivalents and restricted cash, beginning of period	$29,791	$29,425

Cash and cash equivalents, end of period	$-	$-
Restricted cash-furniture, fixtures and other escrows, end of period	31,438	27,309
Cash, cash equivalents and restricted cash, end of period	$31,438	$27,309

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one reportable segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities.  As of March 31, 2018, the Company owned 241 hotels with an aggregate of 30,585 rooms located in 34 states.  The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, they do not include all of the information required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2018.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard became effective for annual and interim periods beginning after December 15, 2017.  The Company adopted this standard as of January 1, 2018 using the modified retrospective approach.  The Company evaluated each of its revenue streams under the new standard and concluded that the adoption of this standard did not impact the amount or timing of revenue recognition in the Company’s consolidated financial statements.  The Company also considered and determined that the following disaggregated revenue reflects the nature and timing of its significant revenue streams (in thousands).

Index

	Three Months Ended March 31,
	2018	2017
Revenues:
Room	$274,836	$269,393
Food and beverage	15,710	16,733
Other	7,843	6,799
Total revenue	$298,389	$292,925

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The standard was effective for annual and interim periods beginning after December 15, 2017.  The Company adopted this standard as of January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows.  The standard was effective for annual and interim periods beginning after December 15, 2017.  Under this standard, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statements of cash flows.  The Company adopted this standard as of January 1, 2018.  Amounts included in restricted cash on the Company’s consolidated balance sheets are now included with cash and cash equivalents in the Company’s consolidated statements of cash flows for all periods presented.  The adoption of this standard required retrospective revision to the statement of cash flows for the three months ended March 31, 2017.  Other than the reclassification of restricted cash balances and activity in the statements of cash flows, the adoption of the standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of Accounting Standards Codification (“ASC”) Subtopic 610-20 and adds guidance for the derecognition of nonfinancial assets, including partial sales.  The provisions of this standard must be applied at the same time as the adoption of ASU No. 2014-09.  The Company adopted this standard as of January 1, 2018 using the modified retrospective approach.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements and enhance the transparency and understandability of hedging activity.  The standard simplifies the application of hedge accounting and reduces the administrative burden of hedge documentation requirements and assessing hedge effectiveness.  The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted this standard on January 1, 2018 using the modified retrospective approach.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

2.  Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Land	$730,763	$720,465
Building and Improvements	4,425,158	4,362,929
Furniture, Fixtures and Equipment	437,084	428,734
Franchise Fees	12,665	12,315
	5,605,670	5,524,443
Less Accumulated Depreciation	(775,894)	(731,284)
Investment in Real Estate, net	$4,829,776	$4,793,159

Index
As of March 31, 2018, the Company owned 241 hotels with an aggregate of 30,585 rooms located in 34 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Acquisitions

The Company acquired two hotels during the first three months of 2018.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price (a)
Atlanta	GA	Hampton	McKibbon	2/5/2018	119	$24,000
Memphis	TN	Hampton	Crestline	2/5/2018	144	39,000
					263	$63,000

(a)	The gross purchase price excludes transaction costs.

During the year ended December 31, 2017, the Company acquired six hotels including one in the first quarter of 2017.  The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel.  All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price (a)
Fort Worth	TX	Courtyard	LBA	2/2/2017	124	$18,034
Birmingham (b)	AL	Hilton Garden Inn	LBA	9/12/2017	104	19,162
Birmingham (b)	AL	Home2 Suites	LBA	9/12/2017	106	19,276
Portland	ME	Residence Inn	Pyramid	10/13/2017	179	55,750
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136	25,500
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135	24,048
					784	$161,770

(a)	The gross purchase price excludes transaction costs.
(b)	The Hilton Garden Inn and Home2 Suites hotels in Birmingham, AL are part of an adjoining two-hotel complex located on the same site.

The Company used borrowings under its $540 million revolving credit facility (the “revolving credit facility”) to purchase each of these hotels.  The acquisitions of these hotel properties were accounted for as an acquisition of a group of assets, with costs incurred to effect the acquisition, which were not significant, capitalized as part of the cost of the assets acquired.  For the two hotels acquired during the three months ended March 31, 2018, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through March 31, 2018 was approximately $2.4 million and $0.8 million, respectively.  For the hotel acquired during the three months ended March 31, 2017, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through March 31, 2017 was approximately $0.7 million and $0.04 million, respectively.

Hotel Contract Commitments

As of March 31, 2018, the Company had outstanding contracts for the potential purchase of two additional hotels, which were under construction, for a total purchase price of approximately $65.0 million.  The Phoenix Hampton Inn & Suites was acquired on May 2, 2018, the same day the hotel opened for business.  It is anticipated that the construction of the Orlando Home2 Suites will be completed and opened for business during the fourth quarter of 2018, at which time a closing on this hotel is expected to occur.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase contract.  The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at March 31, 2018.  All dollar amounts are in thousands.

Index

Location	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Phoenix, AZ (a)	Hampton	10/25/2016	210	$500	$44,300
Orlando, FL (b)	Home2 Suites	1/18/2017	128	3	20,736
			338	$503	$65,036

(a)	Newly constructed hotel was acquired on May 2, 2018, the same day the hotel opened for business.
(b)
This hotel is currently under construction.  The table shows the expected number of rooms upon hotel completion and the expected franchise brand.  Assuming all conditions to closing are met, the purchase of this hotel is expected to close during the fourth quarter of 2018.  If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract.  As the property is under construction, at this time, the seller has not met all of the conditions to closing.

The purchase of the Phoenix Hampton Inn & Suites was funded through the Company’s revolving credit facility and it is anticipated that the purchase of the Orlando Home2 Suites will be funded similarly if a closing occurs.

Loss on Impairment of Depreciable Real Estate Assets

During the first quarter of 2017, the Company identified two properties for potential sale and in April 2017, the Company entered into separate contracts with the same unrelated party for the sale of these properties.  Due to the change in the anticipated hold period for each of these hotels, the Company reviewed the estimated undiscounted cash flows generated by each property and determined that, for each hotel, the undiscounted cash flows were less than its carrying value; therefore the Company recognized an impairment loss of approximately $7.9 million in the first quarter of 2017 to adjust the bases of these properties to their estimated fair values, which were based on the then contracted sale price, net of estimated selling costs, a Level 1 input under the fair value hierarchy.  In May 2017, both of these contracts were terminated.

3.  Debt

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

$150 Million Term Loan Facility

On April 8, 2016, the Company entered into an unsecured $150 million term loan facility with a syndicate of commercial banks (the “$150 million term loan facility”), consisting of a $50 million term loan that will mature on April 8, 2021 (the “$50 million term loan”) and a $100 million term loan that will mature on April 8, 2023 (the “$100 million term loan,” and collectively with the $50 million term loan, the “$150 million term loans”).  The credit agreement contains requirements and covenants similar to the Company’s $965 million credit facility.  The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions.  Interest payments on the $150 million term loan facility are due monthly and the interest rate is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.45% to 2.20% for the $50 million term loan and 1.80% to 2.60% for the $100 million term loan, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

Index
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

As of March 31, 2018 and December 31, 2017, the details of the Company’s revolving credit facility and term loans were as set forth below.  All dollar amounts are in thousands.

		As of March 31, 2018			As of December 31, 2017
	Maturity Date	Outstanding Balance	Interest Rate		Outstanding Balance	Interest Rate
Revolving credit facility (1)	5/18/2019	$170,700	3.43%	(2)	$106,900	3.11%	(2)

Term loans
$425 million term loans	5/18/2020	425,000	3.16%	(3)	425,000	3.09%	(3)
$50 million term loan	4/8/2021	50,000	2.54%	(4)	50,000	2.54%	(4)
$100 million term loan	4/8/2023	100,000	3.13%	(4)	100,000	3.13%	(4)
$85 million term loan	7/25/2024	85,000	3.76%	(4)	85,000	3.76%	(4)
Total term loans at stated value		660,000			660,000
Unamortized debt issuance costs		(3,431)			(3,721)
Total term loans		656,569			656,279

Total revolving credit facility and term loans		$827,269			$763,179

(1)
Unamortized debt issuance costs related to the revolving credit facility totaled approximately $1.3 million and $1.7 million as of March 31, 2018 and December 31, 2017, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

(2)	Annual variable interest rate at the balance sheet date.
(3)
Effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps on $322.5 million of the outstanding loan balance, resulting in an annual fixed interest rate of approximately 3.10% on this portion of the debt, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 4 for more information on the interest rate swap agreements.  Remaining portion is variable rate debt.

(4)
Annual fixed interest rate at the balance sheet date which includes the effect of interest rate swaps on the outstanding loan balance, subject to adjustment based on the Company’s leverage ratio, through maturity.  See Note 4 for more information on the interest rate swap agreements.

The credit agreements governing the $965 million credit facility, the $150 million term loan facility and the $85 million term loan contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at March 31, 2018.

Mortgage Debt

As of March 31, 2018, the Company had approximately $498.5 million in outstanding mortgage debt secured by 31 properties, with maturity dates ranging from June 2020 to January 2038, stated interest rates ranging from 3.55% to 6.25% and effective interest rates ranging from 3.55% to 4.97%.  The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid.  The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of March 31, 2018 and December 31, 2017 for each of the Company’s debt obligations.  All dollar amounts are in thousands.

Index
Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2018	Outstanding balance as of December 31, 2017
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016	6/1/2020		$16,210	$15,687	$15,774
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021		7,923	7,719	7,754
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021		14,679	14,303	14,368
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021		14,679	14,303	14,368
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	10,334	10,412
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	11,069	11,152
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,173	5,212
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	13,591	13,692
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	10,960	11,042
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	25,496	25,687
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	20,408	20,560
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	7,872	7,932
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	8,484	8,549
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	5,895	5,943
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	7,424	7,483
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	16,599	16,733
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	14,903	15,022
Syracuse, NY	Courtyard	4.75%	10/16/2015	8/1/2024	(2)	11,199	10,567	10,637
Syracuse, NY	Residence Inn	4.75%	10/16/2015	8/1/2024	(2)	11,199	10,567	10,637
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	24,747	24,919
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	9,324	9,386
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	32,833	33,046
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	13,269	13,332
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,682	22,040	22,145
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	23,319	23,422
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	24,752	24,917
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	24,664	24,828
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	18,360	18,483
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	28,470	-
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	15,530	-
San Jose, CA	Homewood Suites	4.22%	12/22/2017	1/1/2038		30,000	29,840	30,000
						$528,600	498,502	457,435
Unamortized fair value adjustment of assumed debt							4,105	4,330
Unamortized debt issuance costs							(2,418)	(2,748)
Total							$500,189	$459,017

(1)
Interest rates are the rates per the loan agreement.  For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.

Index
The aggregate amounts of principal payable under the Company’s total debt obligations (including mortgage debt, the revolving credit facility and term loans), for the five years subsequent to March 31, 2018 and thereafter are as follows (in thousands):

2018 (April - December)	$9,730
2019	204,505
2020	453,349
2021	97,586
2022	109,252
Thereafter	454,780
1,329,202
Unamortized fair value adjustment of assumed debt	4,105
Unamortized debt issuance costs related to term loans and mortgage debt	(5,849)
Total	$1,327,458

4.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy.  Market rates take into consideration general market conditions and maturity.  As of March 31, 2018, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion.  As of December 31, 2017, both the carrying value and estimated fair value of the Company’s debt were approximately $1.2 billion.  Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR.  The swaps are designed to effectively fix the interest payments on variable rate debt instruments.  These swap instruments are recorded at fair value and are included in other assets, net, in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of March 31, 2018 and December 31, 2017.  All dollar amounts are in thousands.

					Fair Value Asset
	Notional Amount at March 31, 2018
Hedge Type		Origination Date	Maturity Date	Swap Fixed Interest Rate	March 31, 2018	December 31, 2017
Cash flow hedge	$212,500	5/21/2015	5/18/2020	1.58%	$3,478	$2,033
Cash flow hedge	110,000	7/2/2015	5/18/2020	1.62%	1,709	951
Cash flow hedge	50,000	4/7/2016	3/31/2021	1.09%	2,007	1,544
Cash flow hedge	100,000	4/7/2016	3/31/2023	1.33%	5,819	4,098
Cash flow hedge	75,000	5/31/2017	6/30/2024	1.96%	2,724	1,043
Cash flow hedge	10,000	8/10/2017	6/30/2024	2.01%	333	109
	$557,500				$16,070	$9,778

Index
The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges.  The Company elected to early adopt ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, on January 1, 2018, using the modified retrospective approach for all of its hedging relationships that existed as of that date.  As a result, effective January 1, 2018, the entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.  Prior to January 1, 2018, changes in fair value on the effective portion of all designated cash flow hedges were recorded to accumulated other comprehensive income, while changes in fair value on the ineffective portion of all designated cash flow hedges were recorded to interest and other expense, net in the Company’s consolidated statements of operations.  Since prior to January 1, 2018 there was no material ineffectiveness related to the Company’s outstanding designated cash flow hedges, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income		Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Interest rate derivatives in cash flow hedging relationships	$6,348	$723	$56	$(822)

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives.  The Company estimates that approximately $3.2 million of net unrealized gains included in accumulated other comprehensive income at March 31, 2018 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

5.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  There have been no changes to the contracts and relationships discussed in the 2017 Form 10-K.  Below is a summary of the significant related party relationships in effect during the three months ended March 31, 2018 and 2017.

Glade M. Knight, Executive Chairman of the Company, owns Apple Realty Group, Inc. (“ARG”), which receives support services from the Company and reimburses the Company for the cost of these services as discussed below.  Mr. Knight is also currently a partner and Chief Executive Officer of Energy 11 GP, LLC and Energy Resources 12 GP, LLC, which are the respective general partners of Energy 11, L.P. and Energy Resources 12, L.P., each of which receive support services from ARG.

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services.  The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG.  Total reimbursed costs received by the Company from ARG for the three months ended March 31, 2018 and 2017 totaled approximately $0.2 million in each period, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG.  To efficiently manage cash disbursements, the Company or ARG may make payments for the other company.  Under this cash management process, each company may advance or defer up to $1 million at any time.  Each quarter, any outstanding amounts are settled between the companies.  This process allows each company to minimize its cash on hand and reduces the cost for each company.  The amounts outstanding at any point in time are not significant to either of the companies.  As of March 31, 2018 and December 31, 2017, total amounts due from ARG for reimbursements under the cost sharing structure each totaled approximately $0.3 million at each date, and are included in other assets, net in the Company’s consolidated balance sheets.

Index
The Company, through a wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes.  The aircraft is also leased to affiliates of the Company based on third party rates.  Leasing activity to affiliates was not significant during the reporting periods.  The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, by its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates.  Total costs incurred for the use of these aircraft during the three months ended March 31, 2018 and 2017 were approximately $0.03 million and $0.04 million, respectively, and are included in general and administrative expenses in the Company’s consolidated statements of operations.

6.  Shareholders’ Equity

Distributions

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share.  For the three months ended March 31, 2018 and 2017, the Company paid distributions of $0.30 per common share for a total of $69.1 million and $66.9 million, respectively.  Additionally, in March 2018, the Company declared a monthly distribution of $0.10 per common share, totaling $23.0 million, which was recorded as a payable as of March 31, 2018 and paid in April 2018.  As of December 31, 2017, a monthly distribution of $0.10 per common share, totaling $23.0 million, was recorded as a payable and paid in January 2018.  These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Issuance of Shares

In February 2017, the Company executed an equity distribution agreement that allows the Company to sell, from time to time, up to an aggregate of $300 million of its common shares through sales agents under an at-the-market offering program (the “ATM Program”).  Since inception of the ATM Program in February 2017 through March 31, 2018, the Company has sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million before commission and issuance costs, including the sale of approximately 0.2 million common shares during the three months ended March 31, 2018 at a weighted-average market sales price of approximately $19.73 per common share and receipt of aggregate gross proceeds of approximately $4.8 million.  The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility.  No shares were issued under the ATM Program during the three months ended March 31, 2017.  As of March 31, 2018, approximately $160.2 million remained available for issuance under the ATM Program.

Share Repurchases

During the first three months of 2018, the Company purchased, under its $475 million share repurchase program (the “Share Repurchase Program”), approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $16.89 per common share for an aggregate purchase price of approximately $4.3 million.  The Company did not purchase any common shares under its Share Repurchase Program during the first three months of 2017.  In March 2018, the Company established a new written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its revolving credit facility.  As of March 31, 2018, approximately $463.2 million remained available for repurchase under the Share Repurchase Program.  The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2018 if not terminated earlier.

Index
7.  Compensation Plans

The Company annually establishes an incentive plan for its executive management.  Under the incentive plan for 2018 (the “2018 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2018 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation.  The range of potential aggregate payouts under the 2018 Incentive Plan is $0 - $20 million.  Based on performance through March 31, 2018, the Company has accrued approximately $1.9 million as a liability for potential executive bonus payments under the 2018 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2018 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2018.  Approximately 25% of awards under the 2018 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will vest at the end of 2018 and one-third of which will vest in December 2019.  Under the incentive plan for 2017 (the “2017 Incentive Plan”), the Company recorded approximately $2.0 million in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2017.

Share Based Compensation Awards

During the first quarters of 2018 and 2017, the Company issued 367,333 and 101,305 common shares earned under the 2017 Incentive Plan and the incentive plan for 2016 (the “2016 Incentive Plan”) (net of 48,533 and 19,667 common shares surrendered to satisfy tax withholding obligations) at $16.92 and $19.10 per share, or approximately $7.0 million and $2.3 million in share based compensation, including the surrendered shares, respectively.  Of the total shares issued under the 2017 Incentive Plan, 223,421 shares were unrestricted at the time of issuance, and the remaining 143,912 restricted shares will vest on December 14, 2018.  Of the total shares issued under the 2016 Incentive Plan, 60,028 shares were unrestricted at the time of issuance, and the remaining 41,277 restricted shares vested on December 15, 2017, of which 13,129 common shares were surrendered to satisfy tax withholding obligations.  Of the total 2017 share based compensation, approximately $5.8 million was recorded as a liability as of December 31, 2017, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet and the remaining $1.2 million, which is subject to vesting on December 14, 2018, will be recognized as compensation expense proportionately throughout 2018.  Of the total 2016 share based compensation, approximately $0.4 million, which vested on December 15, 2017, was recognized as compensation expense proportionately throughout 2017.  For the three months ended March 31, 2018 and 2017, the Company recognized approximately $0.3 million and $0.1 million, respectively, of share based compensation expense related to the unvested restricted share awards.

8.  Legal Proceedings

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

As previously disclosed in the 2017 Form 10-K, on April 22, 2014, a purported shareholder of Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, who purchased additional shares under the Dividend Reinvestment Plans (“DRIP”) of Apple Seven, Apple Eight and the Company between July 17, 2007 and February 12, 2014 (the “2014 DRIP litigation”).  In January 2017, the parties reached an agreement in principle to settle the litigation which the court approved by order dated March 27, 2018.  In January 2018, the Company funded the settlement amount of $5.5 million, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2017, and in transaction and litigation costs (reimbursements) in the Company’s consolidated statement of operations for the year ended December 31, 2016.

Index
Wilchfort, et al. v. Apple Hospitality REIT, Inc., et al.

As previously disclosed in the 2017 Form 10-K, on February 24, 2017, a purported shareholder of Apple REIT Six, Inc. (“Apple Six”), Apple Seven and Apple Eight, filed a class action against, among others, the Company and the former individual directors of Apple Six, Apple Seven and Apple Eight, including Mr. Glade Knight (“the Apple REIT Defendants”), on behalf of all then-existing shareholders and former shareholders of Apple Six, Apple Seven and Apple Eight, who purchased additional shares under Apple Six’s, Apple Seven’s and Apple Eight’s DRIP between July 17, 2007 and December 2012 (in the case of Apple Six shareholders) or June 30, 2013 (in the case of Apple Seven and Apple Eight shareholders).  On May 1, 2018, all of the Apple REIT Defendants were dismissed from the complaint without prejudice by the plaintiff.

9.  Subsequent Events

In April 2018, the Company paid approximately $23.0 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In April 2018, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of May 2018.  The distribution is payable on May 15, 2018.

In April 2018, the Company, through one of its indirect wholly-owned subsidiaries, entered into a purchase contract for the purchase of all of the ownership interests in a limited liability company which plans to construct a dual-branded Hampton Inn & Suites and Home2 Suites by Hilton property in Cape Canaveral, Florida, with a combined total of 224 guest rooms for a purchase price of approximately $46.7 million.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on these hotels will occur.

On May 2, 2018, the Company closed on the purchase of a newly constructed 210-room Hampton Inn & Suites in Phoenix, Arizona, the same day the hotel opened for business.  The gross purchase price was approximately $44.3 million.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of statements that include phrases such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “outlook,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; the outcome of current and future litigation, including any legal proceedings that have been or may be instituted against the Company or others; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2017 Form 10-K.  Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2017 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes.  The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of March 31, 2018, the Company owned 241 hotels with an aggregate of 30,585 rooms located in urban, high-end suburban and developing markets throughout 34 states.  All of the Company’s hotels operate under Marriott or Hilton brands.  The hotels are operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company.  The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

2018 Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term.  Consistent with this strategy and the Company’s focus on investing in select-service hotels, the Company acquired two hotels for an aggregate purchase price of approximately $63.0 million during the first three months of 2018: a 119-room Hampton Inn & Suites in Atlanta, Georgia and a 144-room Hampton Inn & Suites in Memphis, Tennessee.  On May 2, 2018, the same day the hotel opened for business, the Company acquired a 210-room Hampton Inn & Suites in Phoenix, Arizona for approximately $44.3 million.  As of May 2, 2018, the Company also had outstanding contracts for the potential purchase of three hotels that were under construction for a total purchase price of approximately $67.4 million, including  a 128-room Home2 Suites in Orlando, Florida which is planned to be completed and opened for business in the fourth quarter of 2018, and a combined 224-room dual-branded Hampton Inn & Suites and Home2 Suites by Hilton property in Cape Canaveral, Florida which is planned to be completed and opened for business in 2020.  The Company utilized its revolving credit facility to fund the completed acquisitions and plans to utilize the revolving credit facility for any additional acquisitions.

Index
See Note 2 titled “Investment in Real Estate” and Note 9 titled “Subsequent Events” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Over the past several years, the lodging industry and the Company have experienced modest revenue growth.  Moderate improvements in the general U.S. economy have been partially offset by increased supply in many markets.  With modest revenue growth, the Company has produced stable operating results during the first three months of 2018 on a comparable basis (as defined below) with expense increases generally offsetting revenue growth.  There is no way to predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies.  The Company, on a comparable basis, and industry are forecasting a low single digit percentage increase in revenue for the full year of 2018 as compared to 2017.  The anticipated low growth is primarily due to inconsistent demand in certain markets and increased hotel supply meeting demand growth in others, limiting the Company’s ability to increase rates.

As of March 31, 2018, the Company owned 241 hotels with a total of 30,585 rooms as compared to 236 hotels with a total of 30,203 rooms as of March 31, 2017, however, results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year.  During the three months ended March 31, 2018, the Company acquired two existing hotels (both on February 5, 2018).  During 2017, the Company acquired three newly constructed hotels (one on February 2, 2017 and two on September 12, 2017) and three existing hotels (one on October 13, 2017, one on October 20, 2017 and one on December 1, 2017), and sold two hotels (one on April 20, 2017 and one on October 5, 2017).  As a result, the comparability of results for the three months ended March 31, 2018 and 2017 as discussed below is impacted by these transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Three Months Ended March 31,
(in thousands, except statistical data)	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change

Total revenue	$298,389	100.0%	$292,925	100.0%	1.9%
Hotel operating expense	172,329	57.8%	168,454	57.5%	2.3%
Property taxes, insurance and other expense	17,229	5.8%	16,927	5.8%	1.8%
Ground lease expense	2,850	1.0%	2,816	1.0%	1.2%
General and administrative expense	6,877	2.3%	6,754	2.3%	1.8%

Loss on impairment of depreciable real estate assets	-		7,875		n/a
Depreciation expense	44,840		43,767		2.5%
Interest and other expense, net	11,919		11,717		1.7%
Income tax expense	163		250		-34.8%

Number of hotels owned at end of period	241		236		2.1%
ADR	$134.32		$133.39		0.7%
Occupancy	74.6%		74.4%		0.3%
RevPAR	$100.18		$99.27		0.9%

Index
Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 241 hotels owned as of March 31, 2018 (“Comparable Hotels”).  The Company defines metrics from Comparable Hotels as results generated by the 241 hotels owned as of the end of the reporting period.  For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company.  This information has not been audited, either for the periods owned or prior to ownership by the Company.  For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2018	2017	Percent Change

ADR	$134.43	$133.25	0.9%
Occupancy	74.6%	74.5%	0.1%
RevPAR	$100.23	$99.31	0.9%

Same Store Operating Results

The following table reflects certain operating statistics for the Company’s 233 hotels owned by the Company as of January 1, 2017 and during the entirety of the reporting periods being compared (“Same Store Hotels”).  This information has not been audited.

	Three Months Ended March 31,
	2018	2017	Percent Change

ADR	$134.26	$132.98	1.0%
Occupancy	74.8%	74.7%	0.1%
RevPAR	$100.37	$99.31	1.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States as well as each individual locality.  Economic indicators in the United States have generally been favorable, which has been partially offset by increased supply in many of the Company’s markets.  As a result, the Company’s revenue and operating results for its Comparable Hotels and Same Store Hotels experienced modest growth during the first quarter of 2018 as compared to 2017.  The Company expects continued modest improvement in both revenue and operating results for its Comparable Hotels in 2018 as compared to 2017.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.  During the first quarter of 2018, revenue growth from the leisure travel sector of the industry was estimated to be stronger than from the business travel sector as a result of the shift of the Easter holiday to March and April in 2018.  With a greater proportion of its revenue generated from business travel as compared to leisure travel, the Company’s growth was slightly below industry averages.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the three months ended March 31, 2018 and 2017, the Company had total revenue of $298.4 million and $292.9 million, respectively.  For the three months ended March 31, 2018 and 2017, respectively, Comparable Hotels achieved combined average occupancy of 74.6% and 74.5%, ADR of $134.43 and $133.25 and RevPAR of $100.23 and $99.31.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the first quarter of 2018, the Company experienced a modest increase in ADR and stable occupancy, resulting in a 0.9% increase in RevPAR for Comparable Hotels compared to the first quarter of 2017.  Markets with above average growth in the first quarter of 2018 for the Company and industry included Fort Worth, Texas, Knoxville, Tennessee, Norfolk/Virginia Beach, Virginia and South Florida.  Markets that were below average for the Company and industry included Austin, Texas, Kansas City, Missouri, Omaha, Nebraska and Washington, D.C.

Index
Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2018 and 2017, respectively, hotel operating expense totaled $172.3 million and $168.5 million or 57.8% and 57.5% of total revenue for each respective period.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue increased approximately 50 basis points for the three months ended March 31, 2018 as compared to the same period in 2017.  Increases in labor costs as a percentage of revenue during the first quarter of 2018 as compared to the same period in 2017 was the primary cause of the increased hotel operating expense.  The Company anticipates continued increases in labor costs due to government regulations surrounding wages, healthcare and other benefits, other wage-related initiatives and lower unemployment rates.  Although operating expenses will increase as revenue increases, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended March 31, 2018 and 2017 totaled $17.2 million and $16.9 million, respectively, or 5.8% of total revenue for each respective period, and for Comparable Hotels, 5.8% of total revenue for each respective period.  For the Company’s Comparable Hotels, real estate taxes increased slightly during the first three months of 2018 compared to the first three months of 2017, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments.  With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2018.  The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted.  Additionally, due to increased losses in 2017 for property insurance carriers, the Company’s property insurance costs are anticipated to increase slightly as a percentage of revenue for the full year of 2018 as compared to 2017.

Ground Lease Expense

Ground lease expense for the three months ended March 31, 2018 and 2017 was $2.9 million and $2.8 million, respectively.  Ground lease expense primarily represents the expense incurred by the Company to lease land for 14 of its hotel properties.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2018 and 2017 was $6.9 million and $6.8 million, respectively, or 2.3% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses.

Loss on Impairment of Depreciable Real Estate Assets

The Company did not experience any loss on impairment of depreciable real estate assets for the three months ended March 31, 2018.  Loss on impairment of depreciable real estate assets was approximately $7.9 million for the three months ended March 31, 2017, and related to two properties that the Company identified for potential sale during the first quarter of 2017.  See Note 2 titled “Investment in Real Estate” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning this impairment loss.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2018 and 2017 was $44.8 million and $43.8 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned.  The increase was primarily due to the increase in the number of properties owned as a result of the acquisition of two hotels in February 2018 and six hotels in 2017 and renovations completed throughout 2018 and 2017.

Index
Interest and Other Expense, net

Interest and other expense, net for the three months ended March 31, 2018 and 2017 was $11.9 million and $11.7 million, respectively, and is net of approximately $0.5 million in each respective period, of interest capitalized associated with renovation projects.  Although average outstanding debt was less in the first quarter of 2018 as compared to the first quarter of 2017, interest expense increased slightly as a result of an increase in the Company’s effective interest rate during the first quarter of 2018 as compared to 2017, due to (a) the issuance of longer term fixed-rate debt subsequent to March 31, 2017, which was used to reduce the Company’s revolving credit facility, resulting in a higher average interest rate than the variable-rate borrowings repaid, and (b) an increase in interest rates on the Company’s variable-rate debt, with the one-month LIBOR increasing from 0.98% at March 31, 2017 to 1.88% at March 31, 2018.  While approximately 79% of the Company’s outstanding debt was effectively fixed rate at March 31, 2018, the Company does expect interest costs to continue to increase for the remainder of 2018 due to increased rates for its remaining variable rate debt.

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

The Company further adjusts FFO for the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Net income	$42,182	$34,365
Depreciation of real estate owned	44,610	43,537
Loss on impairment of depreciable real estate assets	-	7,875
Amortization of favorable and unfavorable leases, net	206	165
Funds from operations	86,998	85,942
Non-cash straight-line ground lease expense	904	939
Modified funds from operations	$87,902	$86,881

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

The Company considers the exclusion of certain additional items from EBITDA useful, including: (i) the loss on impairment of depreciable real estate assets as this item does not represent ongoing operations and (ii) the exclusion of non-cash straight-line ground lease expense as this expense does not reflect the underlying performance of the related hotels.

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Net income	$42,182	$34,365
Depreciation	44,840	43,767
Amortization of favorable and unfavorable leases, net	206	165
Interest and other expense, net	11,919	11,717
Income tax expense	163	250
EBITDA	99,310	90,264
Loss on impairment of depreciable real estate assets	-	7,875
Non-cash straight-line ground lease expense	904	939
Adjusted EBITDA	$100,214	$99,078

Hotels Owned

As of March 31, 2018, the Company owned 241 hotels with an aggregate of 30,585 rooms located in 34 states.  The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,807
Courtyard	40	5,460
Hampton	38	4,685
Residence Inn	34	4,011
Homewood Suites	34	3,831
SpringHill Suites	17	2,248
TownePlace Suites	12	1,196
Fairfield Inn	11	1,300
Home2 Suites	8	910
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	205
Total	241	30,585

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	11	1,434
Arkansas	4	408
California	27	3,807
Colorado	4	567
Florida	23	2,851
Georgia	7	715
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	550
North Carolina	12	1,337
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,500
Texas	34	4,072
Utah	3	393
Virginia	14	2,067
Washington	4	609
Total	241	30,585

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 241 hotels the Company owned as of March 31, 2018.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Aimbridge	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton	InnVentures	3/1/2014	86
Tustin	CA	Fairfield Inn & Suites	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Fairfield Inn & Suites	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Atlanta	GA	Hampton	McKibbon	2/5/2018	119
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Columbus	GA	SpringHill Suites	LBA	3/1/2014	89
Columbus	GA	TownePlace Suites	LBA	3/1/2014	86
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Schulte	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Schulte	9/1/2016	95
Davenport	IA	Hampton	Schulte	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield Inn & Suites	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Portland	ME	Residence Inn	Pyramid	10/13/2017	179

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton	Raymond	8/3/2009	124
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield Inn & Suites	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Aimbridge	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton	LBA	11/30/2010	124
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	165
New York	NY	Renaissance	Highgate	3/1/2014	205
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Mason	OH	Hilton Garden Inn	Schulte	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Interstate	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton	Vista Host	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton	Vista Host	12/30/2008	83
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140

Index
City	State	Brand	Manager	Date Acquired or Completed	Rooms
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Interstate	9/26/2008	103
Allen	TX	Hilton Garden Inn	Interstate	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
Duncanville	TX	Hilton Garden Inn	Interstate	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Interstate	10/16/2008	165
Round Rock	TX	Hampton	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Aimbridge	3/1/2014	90
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Texarkana	TX	TownePlace Suites	Aimbridge	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					30,585

Index
Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  See Note 5 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning the Company’s related party transactions.

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

The revolving credit facility has an initial maturity of May 18, 2019 and, subject to certain conditions and fees, may be extended one year.  The revolving credit facility, which as of March 31, 2018 had unused borrowing capacity of approximately $369.3 million, is available for acquisitions, hotel renovations and development, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.  As of March 31, 2018, the Company’s revolving credit facility had an outstanding principal balance of approximately $170.7 million with an annual variable interest rate of approximately 3.43%.

The credit agreement governing the revolving credit facility contains mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreement requires that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, limits on dividend payments and share repurchases and restrictions on certain investments.  The Company was in compliance with the applicable covenants at March 31, 2018.

See Note 3 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s other debt instruments.

The Company’s ATM Program allows it to sell, from time to time, up to an aggregate of $300 million of its common shares through sales agents.  Since inception of the ATM Program in February 2017 through March 31, 2018, the Company has sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million and proceeds net of offering costs of approximately $137.5 million.  During the three months ended March 31, 2018, the Company sold approximately 0.2 million common shares under its ATM Program at a weighted-average market sales price of approximately $19.73 per common share and aggregate gross proceeds of approximately $4.8 million.  The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility.  No shares were issued under the ATM Program during the three months ended March 31, 2017.  As of March 31, 2018, approximately $160.2 million remained available for issuance under the ATM program.  Future sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Capital Uses

The Company anticipates that cash flow from operations, availability under its revolving credit facility, additional borrowings and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, share repurchases, and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

Index
Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the three months ended March 31, 2018 totaled approximately $69.1 million or $0.30 per common share and were paid at a monthly rate of $0.10 per common share.  For the same period, the Company’s net cash generated from operations was approximately $52.9 million, which included a payment of $5.5 million to settle the 2014 DRIP litigation which is discussed in Note 8 titled “Legal Proceedings” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.  This shortfall includes a return of capital and was funded primarily by borrowings on the Company’s revolving credit facility.  At this time, the Company does not anticipate distributions for the full year of 2018 to exceed net cash generated from operations.

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

Share Repurchases

During the first three months of 2018, the Company purchased, under its $475 million share repurchase program, approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $16.89 per common share for an aggregate purchase price of approximately $4.3 million.  The Company did not purchase any common shares under its Share Repurchase Program during the first three months of 2017.  Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its revolving credit facility.  The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.  As of March 31, 2018, approximately $463.2 million remained available for repurchase under the Share Repurchase Program.  The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2018 if not terminated earlier.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels.  Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2018, the Company held $28.4 million in reserve related to these properties.  During the three months ended March 31, 2018, the Company invested approximately $18.1 million in capital expenditures and anticipates spending an additional $50 million to $60 million during the remainder of 2018, which includes various scheduled renovation projects for approximately 25 to 30 properties.  The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

On May 2, 2018, the same day the hotel opened for business, the Company completed the purchase of a 210-room Hampton Inn & Suites in Phoenix, Arizona for approximately $44.3 million, using borrowings under its revolving credit facility.  After this purchase, the Company had outstanding contracts for the potential purchase of three hotels that were under construction for a total purchase price of approximately $67.4 million, including a 128-room Home2 Suites in Orlando, Florida which is planned to be completed and opened for business in the fourth quarter of 2018, and a combined 224-room dual-branded Hampton Inn & Suites and Home2 Suites by Hilton property in Cape Canaveral, Florida which is planned to be completed and opened for business in 2020.  Closing on the remaining hotels is expected to occur upon completion of construction.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts.  The Company intends to use borrowings under its revolving credit facility to purchase hotels under contract if a closing occurs.

Index
Cash Management Activities

As part of the cost sharing arrangements discussed in Note 5 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from the Company and ARG.  To efficiently manage cash disbursements, the Company or ARG may make payments for the other company.  Under the cash management process, each company may advance or defer up to $1 million at any time.  Each quarter, any outstanding amounts are settled between the companies.  This process allows each company to minimize its cash on hand and reduces the cost for each company.  The amounts outstanding at any point in time are not significant to either of the companies.

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

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of accounting standards in the first three months of 2018 and the anticipated adoption of recently issued accounting standards.

Subsequent Events

In April 2018, the Company paid approximately $23.0 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In April 2018, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of May 2018.  The distribution is payable on May 15, 2018.

In April 2018, the Company, through one of its indirect wholly-owned subsidiaries, entered into a purchase contract for the purchase of all of the ownership interests in a limited liability company which plans to construct a dual-branded Hampton Inn & Suites and Home2 Suites by Hilton property in Cape Canaveral, Florida, with a combined total of 224 guest rooms for a purchase price of approximately $46.7 million.  Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on these hotels will occur.

On May 2, 2018, the Company closed on the purchase of a newly constructed 210-room Hampton Inn & Suites in Phoenix, Arizona, the same day the hotel opened for business.  The gross purchase price was approximately $44.3 million.

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to its variable interest rate term loan.  As of March 31, 2018, after giving effect to interest rate swaps, as described below, approximately $273.2 million, or approximately 21% of the Company’s total debt outstanding, was subject to variable interest rates.  Based on the Company’s variable rate debt outstanding as of March 31, 2018, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.7 million, all other factors remaining the same.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.  The Company’s cash and cash equivalents at March 31, 2018 were $0.

As of March 31, 2018, the Company’s variable rate debt consisted of its $540 million revolving credit facility and six term loans totaling $660 million.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable rate debt.  As of March 31, 2018, the Company had six interest rate swap agreements that effectively fix the interest payments on approximately $557.5 million of the Company’s variable rate debt outstanding (consisting of five term loans) through maturity.  Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR.

In addition to its variable rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt, the six term loans and borrowings outstanding under the $540 million revolving credit facility at March 31, 2018.  All dollar amounts are in thousands.

	April 1 - December 31, 2018	2019	2020	2021	2022	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$9,730	$204,505	$453,349	$97,586	$109,252	$454,780	$1,329,202	$1,326,386
Average interest rates	3.7%	3.7%	3.8%	4.0%	3.9%	3.8%

Variable rate debt:
Maturities	$-	$170,700	$425,000	$50,000	$-	$185,000	$830,700	$832,515
Average interest rates (1)	3.2%	3.2%	3.2%	3.3%	3.4%	3.4%

Fixed rate debt:
Maturities	$9,730	$33,805	$28,349	$47,586	$109,252	$269,780	$498,502	$493,871
Average interest rates	4.5%	4.4%	4.4%	4.4%	4.2%	4.1%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed in the 2017 Form 10-K except as described in Note 8 titled “Legal Proceedings” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 1A.  Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the section titled “Risk Factors” in the 2017 Form 10-K.  There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the first quarter of 2018.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2018	-	-	-	$467,500
February 1 - February 28, 2018	-	-	-	$467,500
March 1 - March 31, 2018 (2)	306,413	$16.90	254,653	$463,200
Total	306,413		254,653

(1)
Represents amount outstanding under the Company’s authorized $475 million share repurchase program.  This program may be suspended or terminated at any time by the Company.  If not terminated earlier, the program will end in July 2018.  Refer to Note 6 titled “Shareholders’ Equity” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for more information on the Company’s share repurchase program.

(2)	Includes 51,760 common shares surrendered to the Company to satisfy tax withholding obligations associated with the issuance of common shares awarded to employees.

Index
Item 6.  Exhibits

Exhibit Number	Description of Documents
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed May 23, 2017)

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 7, 2018
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 7, 2018
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)