Form 10-Q
period 2018-09-30
Apple Hospitality REIT, Inc.
filed 2018-11-05
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of registrant’s common shares outstanding as of October 31, 2018: 228,773,774

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $864,719 and $731,284, respectively	$4,825,058	$4,793,159
Restricted cash-furniture, fixtures and other escrows	34,488	29,791
Due from third party managers, net	47,991	31,457
Other assets, net	60,921	47,931
Total Assets	$4,968,458	$4,902,338

Liabilities
Debt, net	$1,320,000	$1,222,196
Accounts payable and other liabilities	95,996	109,057
Total Liabilities	1,415,996	1,331,253

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 230,350,294 and 229,961,548 shares, respectively	4,595,207	4,588,188
Accumulated other comprehensive income	19,467	9,778
Distributions greater than net income	(1,062,212)	(1,026,881)
Total Shareholders' Equity	3,552,462	3,571,085

Total Liabilities and Shareholders' Equity	$4,968,458	$4,902,338

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Room	$307,794	$302,298	$901,652	$877,974
Food and beverage	14,629	15,246	46,857	49,911
Other	9,774	7,382	26,791	21,670
Total revenue	332,197	324,926	975,300	949,555

Expenses:
Hotel operating expense:
Operating	81,318	79,975	238,514	235,474
Hotel administrative	25,722	24,842	77,382	74,895
Sales and marketing	27,265	25,488	80,765	75,867
Utilities	12,163	12,036	32,693	31,982
Repair and maintenance	13,204	12,199	39,133	36,394
Franchise fees	14,326	13,974	41,840	40,611
Management fees	11,250	11,315	33,781	33,072
Total hotel operating expense	185,248	179,829	544,108	528,295
Property taxes, insurance and other	19,230	17,598	55,140	52,346
Ground lease	2,818	2,831	8,580	8,486
General and administrative	3,370	5,350	16,968	18,255
Transaction and litigation costs (reimbursements)	-	-	-	(2,586)
Loss on impairment of depreciable real estate assets	-	-	3,135	7,875
Depreciation	46,169	44,110	136,752	131,770
Total expenses	256,835	249,718	764,683	744,441

Gain (loss) on sale of real estate	-	(157)	-	15,983

Operating income	75,362	75,051	210,617	221,097

Interest and other expense, net	(13,140)	(12,024)	(38,269)	(35,590)

Income before income taxes	62,222	63,027	172,348	185,507

Income tax expense	(100)	(203)	(414)	(712)

Net income	$62,122	$62,824	$171,934	$184,795

Other comprehensive income:
Interest rate derivatives	1,657	259	9,689	629

Comprehensive income	$63,779	$63,083	$181,623	$185,424

Basic and diluted net income per common share	$0.27	$0.28	$0.75	$0.83

Weighted average common shares outstanding - basic and diluted	230,351	223,057	230,402	223,052

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$171,934	$184,795
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	136,752	131,770
Loss on impairment of depreciable real estate assets	3,135	7,875
Gain on sale of real estate	-	(15,983)
Other non-cash expenses, net	5,990	5,372
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(16,873)	(20,883)
(Increase) decrease in other assets, net	(4,104)	8,030
Increase (decrease) in accounts payable and other liabilities	46	(20,944)
Net cash provided by operating activities	296,880	280,032

Cash flows from investing activities:
Acquisition of hotel properties, net	(135,189)	(56,794)
Deposits and other disbursements for potential acquisitions	(537)	(1,810)
Capital improvements	(52,669)	(41,370)
Net proceeds from sale of real estate	9,800	28,374
Net cash used in investing activities	(178,595)	(71,600)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	4,677	-
Repurchases of common shares	(4,304)	-
Repurchases of common shares to satisfy employee withholding requirements	(876)	(432)
Distributions paid to common shareholders	(207,265)	(200,716)
Net proceeds from existing revolving credit facility	173,400	-
Net payments on extinguished revolving credit facility	(106,900)	(53,300)
Proceeds from term loans	575,000	85,000
Repayments of term loans	(575,000)	-
Proceeds from mortgage debt	44,000	-
Payments of mortgage debt	(9,327)	(37,219)
Financing costs	(6,993)	(891)
Net cash used in financing activities	(113,588)	(207,558)

Net change in cash, cash equivalents and restricted cash	4,697	874

Cash, cash equivalents and restricted cash, beginning of period	29,791	29,425

Cash, cash equivalents and restricted cash, end of period	$34,488	$30,299

Supplemental cash flow information:
Interest paid	$37,509	$35,049

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$23,021	$22,302
Mortgage debt assumed by buyer upon sale of real estate	$-	$27,073

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	29,791	29,425
Cash, cash equivalents and restricted cash, beginning of period	$29,791	$29,425

Cash and cash equivalents, end of period	$-	$-
Restricted cash-furniture, fixtures and other escrows, end of period	34,488	30,299
Cash, cash equivalents and restricted cash, end of period	$34,488	$30,299

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of September 30, 2018, the Company owned 241 hotels with an aggregate of 30,754 rooms located in 34 states. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2018.

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

Effective November 5, 2018, the Securities and Exchange Commission (“SEC”) eliminated Rule 3-15(a)(1) of Regulation S-X which had required REITs to present gains and losses on the sale of real estate outside of operating income in the consolidated statements of operations. As a result, the Company has included gain (loss) on sale of real estate that is not a discontinued operation as a component of operating income in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. The standard was effective for annual and interim periods beginning after December 15, 2017. Under this standard, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statements of cash flows. The Company adopted this standard as of January 1, 2018. Amounts included in restricted cash on the Company’s consolidated balance sheets are now included with cash and cash equivalents in the Company’s consolidated statements of cash flows for all periods presented. The adoption of this standard required retrospective revision to the statement of cash flows for the nine months ended September 30, 2017. Other than the reclassification of restricted cash balances and activity in the statements of cash flows, the adoption of the standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of ASC Subtopic 610-20 and adds guidance for the derecognition of nonfinancial assets, including partial sales. The provisions of this standard must be applied at the same time as the adoption of ASU No. 2014-09. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Index

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similar to the existing guidance today for operating leases. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provides further transition relief by including an option to not evaluate land easements that exist or have expired prior to the date of adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which includes amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which gives entities another option for transition and provides lessors with a practical expedient. Under ASU No. 2018-11, entities are provided an additional (and optional) transition method to adopt Topic 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings for the effects of initially applying Topic 842 in the period of adoption. Consequently, an entity’s reporting for comparative periods presented in the consolidated financial statements in which the entity adopts the new lease requirements would continue in accordance with current GAAP, Leases (Topic 840), including disclosures. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company expects to adopt this standard as of January 1, 2019. The Company is the lessee on certain ground leases and hotel equipment leases, which represents a majority of the Company’s current operating lease payments, and expects to record right of use assets and lease liabilities for these leases under the new standard. The Company is also a lessor in certain retail lease agreements related to its real estate, however, it does not anticipate any material change to the accounting for these leasing arrangements. The Company is continuing to evaluate the impact this standard will have on its consolidated financial statements and related disclosures.

2.  Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017

Land	$736,139	$720,465
Building and Improvements	4,483,712	4,362,929
Furniture, Fixtures and Equipment	456,964	428,734
Franchise Fees	12,962	12,315
	5,689,777	5,524,443
Less Accumulated Depreciation	(864,719)	(731,284)
Investment in Real Estate, net	$4,825,058	$4,793,159

As of September 30, 2018, the Company owned 241 hotels with an aggregate of 30,754 rooms located in 34 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Acquisitions

The Company acquired four hotels during the first nine months of 2018. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price (1)
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119	$24,000
Memphis	TN	Hampton	Crestline	2/5/2018	144	39,000
Phoenix	AZ	Hampton	North Central	5/2/2018	210	44,300
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132	29,500
					605	$136,800

(1) The gross purchase price excludes transaction costs.

Index

During the year ended December 31, 2017, the Company acquired six hotels including three hotels in the first nine months of 2017. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

The Company used borrowings under its revolving credit facility to purchase each of these hotels.  The acquisitions of these hotel properties were accounted for as an acquisition of a group of assets, with costs incurred to effect the acquisition, which were not significant, capitalized as part of the cost of the assets acquired. For the four hotels acquired during the nine months ended September 30, 2018, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through September 30, 2018 was approximately $13.2 million and $3.5 million, respectively. For the three hotels acquired during the nine months ended September 30, 2017, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through September 30, 2017 was approximately $3.3 million and $0.5 million, respectively.

Hotel Purchase Contract Commitments

As of September 30, 2018, the Company had outstanding contracts for the potential purchase of five hotels for a total purchase price of approximately $130.8 million. All five hotels are under development and are planned to be completed and opened for business over the next six to 27 months from September 30, 2018, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on these hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2018. All dollar amounts are in thousands.

Location (1)	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Orlando, FL	Home2 Suites	1/18/2017	128	$3	$20,736
Cape Canaveral, FL (2)	Hampton and Home2 Suites	4/11/2018	224	3	46,704
Tempe, AZ (3)	Hyatt House and Hyatt Place	6/13/2018	254	360	63,341
			606	$366	$130,781

(1)  These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to occur over the next six to 27 months from September 30, 2018. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under development, at this time, the seller has not met all of the conditions to closing.

(2) These hotels are part of an adjoining combined 224-room, dual-branded complex that will be located on the same site.
(3) These hotels are part of an adjoining combined 254-room, dual-branded complex that will be located on the same site.

The Company intends to use borrowings under its credit facilities to purchase the hotels under contract if a closing occurs.

Index

Loss on Impairment of Depreciable Real Estate Assets

During the second quarter of 2018, the Company identified three properties for potential sale: the Columbus, Georgia SpringHill Suites and TownePlace Suites (the “two Columbus hotels”) and the Springdale, Arkansas Residence Inn. In May 2018, the Company entered into separate contracts with the same unrelated party for the sale of the two Columbus hotels. As a result, the Company recognized an impairment loss of approximately $0.5 million in the second quarter of 2018, representing the difference between the carrying values of the two Columbus hotels and the contracted sales prices, net of estimated selling costs, which are Level 1 inputs under the fair value hierarchy. As further discussed in Note 3, the Company completed the sale of the two Columbus hotels in July 2018. As of June 30, 2018, the Company had committed to sell the Springdale, Arkansas Residence Inn and received offers from unrelated parties that it was pursuing at that time. Due to the change in the anticipated hold period for this hotel, the Company reviewed the estimated undiscounted cash flows to be generated by the property and determined that the undiscounted cash flows were less than its carrying value. As a result, the Company recognized an impairment loss of approximately $2.6 million in the second quarter of 2018 to adjust the basis of this property to its estimated fair value, which was based on the previous offers received, net of estimated selling costs, which is a Level 2 input under the fair value hierarchy. As further discussed in Note 3, during the third quarter of 2018, the Company entered into a contract with an unrelated party for the sale of the Springdale, Arkansas Residence Inn.

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

3.  Dispositions and Hotel Sale Contracts

Dispositions

In May 2018, the Company entered into separate purchase and sale agreements with the same unrelated party for the sale of its 89-room SpringHill Suites and its 86-room TownePlace Suites hotels in Columbus, Georgia for a total combined gross sales price of $10.0 million. As discussed in Note 2, during the second quarter of 2018, the Company recognized an impairment loss of approximately $0.5 million to adjust the bases of these properties to their estimated fair values, which were based on the contracted sales prices, net of estimated selling costs. On July 13, 2018, the Company completed the sale of the hotels.

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

The Company’s consolidated statements of operations include operating income (loss), excluding gain (loss) on sale of real estate, of approximately $(0.01) million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $(0.4) million and $(6.4) million for the nine months ended September 30, 2018 and 2017, respectively, relating to the results of operations of the three hotels sold as noted above (the two Columbus hotels sold in July 2018, and the Dallas, Texas Hilton sold in April 2017). The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three and nine months ended September 30, 2018 and 2017. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

Index

Hotel Sale Contracts

In August 2018, the Company entered into a purchase and sale agreement with an unrelated party for the sale of 16 properties for a gross sales price of $175 million, which, net of estimated selling costs, exceeds the carrying value of the properties, totaling approximately $162 million, as of September 30, 2018. The following table lists the 16 hotels under the purchase and sale agreement:

City	State	Brand	Rooms
Prattville	AL	Courtyard	84
Rogers	AR	Residence Inn	88
Lakeland	FL	Courtyard	78
Sarasota	FL	Homewood Suites	100
Tampa	FL	TownePlace Suites	94
Albany	GA	Fairfield Inn & Suites	87
Baton Rouge	LA	SpringHill Suites	119
Hattiesburg	MS	Residence Inn	84
Holly Springs	NC	Hampton	124
Jackson	TN	Hampton	85
Johnson City	TN	Courtyard	90
Duncanville	TX	Hilton Garden Inn	142
Texarkana	TX	Courtyard	90
Texarkana	TX	TownePlace Suites	85
Bristol	VA	Courtyard	175
Harrisonburg	VA	Courtyard	125
Total			1,650

In September 2018, the Company entered into a purchase and sale agreement with an unrelated party for the sale of the 72-room Springdale, Arkansas Residence Inn for a gross sales price of approximately $5.8 million, which, net of estimated selling costs, exceeds its carrying value, totaling approximately $5.5 million, as of September 30, 2018. As discussed in Note 2, during the second quarter of 2018, the Company recognized an impairment loss of approximately $2.6 million to adjust the basis of this property to its estimated fair value, which was based on the offers received at that time, net of estimated selling costs.

The sale contracts noted above are subject to a number of conditions to closing and therefore there can be no assurance that a closing on these hotels will occur. If the closings occur, these sales are expected to be completed within the next three to six months from September 30, 2018. Since the due diligence period under these contracts has not passed and the deposits made by the buyers are refundable as of September 30, 2018, the assets and liabilities related to these properties have not been classified as held for sale in the Company’s consolidated balance sheet at September 30, 2018. The Company plans to use the net proceeds from the sales to pay down borrowings on its revolving credit facility.

4.  Debt

Summary

As of September 30, 2018 and December 31, 2017, the Company’s debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility	$173,400	$106,900
Term loans, net	653,072	656,279
Mortgage debt, net	493,528	459,017
Debt, net	$1,320,000	$1,222,196

Index

The aggregate amounts of principal payable under the Company’s total debt obligations as of September 30, 2018 (including the revolving credit facility, term loans and mortgage debt), for the five years subsequent to September 30, 2018 and thereafter are as follows (in thousands):

2018 (October - December)	$3,337
2019	33,805
2020	28,349
2021	47,586
2022	282,652
Thereafter	929,780
1,325,509
Unamortized fair value adjustment of assumed debt	3,654
Unamortized debt issuance costs related to term loans and mortgage debt	(9,163)
Total	$1,320,000

The Company uses interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”).  The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps, is set forth below. All dollar amounts are in thousands.

	September 30, 2018	Percentage	December 31, 2017	Percentage
Fixed-rate debt (1)	$1,049,609	79%	$1,014,935	83%
Variable-rate debt	275,900	21%	209,400	17%
Total	$1,325,509		$1,224,335
Weighted-average interest rate of debt	3.68%		3.64%

(1)  Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Revolving Credit Facility and Term Loans

$850 Million Credit Facility

Prior to the Company’s refinancing of the facility in July 2018, the Company utilized an unsecured “$965 million credit facility” comprised of (i) a $540 million revolving credit facility with a maturity date of May 18, 2019 and (ii) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, all funded during 2015 (the “$425 million term loans”).  On July 27, 2018, the Company entered into an amendment and restatement of its $965 million credit facility, reducing the borrowing capacity to $850 million and extending the maturity dates (the “$850 million credit facility”). The $850 million credit facility is comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded at closing (the “$425 million term loan facility”).  At closing, the Company repaid the outstanding $425 million term loans under the $965 million credit facility with the proceeds from the $425 million term loan facility under the $850 million credit facility and borrowed approximately $196 million under the $425 million revolving credit facility to repay the outstanding balance on the $540 million revolving credit facility and to pay closing costs. Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year. The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

Index

$225 Million Term Loan Facility

Prior to the Company’s refinancing of the facility in August 2018, the Company utilized an unsecured $150 million term loan facility (the “$150 million term loan facility”), consisting of a $50 million term loan with a maturity date of April 8, 2021 and a $100 million term loan with a maturity date of April 8, 2023 (the “$150 million term loans”).  On August 2, 2018, the Company entered into an amendment and restatement of its $150 million term loan facility, increasing the borrowing capacity to $225 million and extending the maturity dates (the “$225 million term loan facility”). The $225 million term loan facility is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded at closing, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was drawn at closing and the remaining $75 million may be drawn by the Company no later than January 31, 2019. At closing, the Company repaid the $150 million term loans under the $150 million term loan facility. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

$85 Million Term Loan

On July 25, 2017, the Company entered into an unsecured $85 million term loan with a syndicate of commercial banks, with a maturity date of July 25, 2024 (the “$85 million term loan” and, together with the $850 million credit facility and the $225 million term loan facility, the “credit facilities”). Although no material terms were changed, the credit agreement was amended and restated in August 2018 as a result of the refinancings noted above. The amended and restated credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $85 million term loan are due monthly and the interest rate is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.80% to 2.60%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

As of September 30, 2018 and December 31, 2017, the details of the Company’s revolving credit facility and term loans were as set forth below.  All dollar amounts are in thousands.

		September 30, 2018		December 31, 2017
	Maturity Date	Outstanding Balance	Interest Rate	Outstanding Balance	Interest Rate
Revolving credit facility (1)	7/27/2022	$173,400	LIBOR + 1.40% - 2.25%	$106,900	LIBOR + 1.55% - 2.30%

Term loans
$200 million term loan	7/27/2023	200,000	LIBOR + 1.35% - 2.20%	-	n/a
$225 million term loan	1/31/2024	225,000	LIBOR + 1.35% - 2.20%	-	n/a
$425 million term loans	repaid 7/27/18	-	n/a	425,000	LIBOR + 1.50% - 2.25%
$50 million term loan	8/2/2023	50,000	LIBOR + 1.35% - 2.20%	-	n/a
$175 million term loan	8/2/2025	100,000	LIBOR + 1.65% - 2.50%	-	n/a
$50 million term loan	repaid 8/2/18	-	n/a	50,000	LIBOR + 1.45% - 2.20%
$100 million term loan	repaid 8/2/18	-	n/a	100,000	LIBOR + 1.80% - 2.60%
$85 million term loan	7/25/2024	85,000	LIBOR + 1.80% - 2.60%	85,000	LIBOR + 1.80% - 2.60%
Term loans at stated value		660,000		660,000
Unamortized debt issuance costs		(6,928)		(3,721)
Term loans, net		653,072		656,279

Revolving credit facility and term loans, net (1)(2)		$826,472	3.23%	$763,179	3.14%

(1)   Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $3.8 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(2)   Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $557.5 million of the outstanding variable-rate debt for each respective year. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at September 30, 2018 was 2.26%.

Index

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.  The Company was in compliance with the applicable covenants at September 30, 2018.

Mortgage Debt

As of September 30, 2018, the Company had approximately $492.1 million in outstanding mortgage debt secured by 31 properties, with maturity dates ranging from June 2020 to January 2038, stated interest rates ranging from 3.55% to 6.25% and effective interest rates ranging from 3.55% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of September 30, 2018 and December 31, 2017 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of September 30, 2018	Outstanding balance as of December 31, 2017
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016	6/1/2020		$16,210	$15,519	$15,774
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021		7,923	7,652	7,754
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021		14,679	14,181	14,368
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021		14,679	14,181	14,368
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	10,181	10,412
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	10,905	11,152
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,098	5,212
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	13,392	13,692
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	10,800	11,042
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	25,122	25,687
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	20,111	20,560
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	7,754	7,932
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	8,357	8,549
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	(2)	6,596	5,802	5,943
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	7,306	7,483
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	16,334	16,733
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	14,668	15,022
Syracuse, NY	Courtyard	4.75%	10/16/2015	8/1/2024	(3)	11,199	10,428	10,637
Syracuse, NY	Residence Inn	4.75%	10/16/2015	8/1/2024	(3)	11,199	10,428	10,637
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	24,407	24,919
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	9,200	9,386
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	32,415	33,046
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	13,142	13,332
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,682	21,829	22,145
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	23,119	23,422
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	24,417	24,917
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	24,330	24,828
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	18,112	18,483
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	28,189	-
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	15,376	-
San Jose, CA	Homewood Suites	4.22%	12/22/2017	1/1/2038		30,000	29,354	30,000
						$528,600	492,109	457,435
Unamortized fair value adjustment of assumed debt							3,654	4,330
Unamortized debt issuance costs							(2,235)	(2,748)
Total							$493,528	$459,017

(1)  Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2) Assets securing this loan are under contract to be sold as of September 30, 2018. Under the purchase and sale agreement, the purchaser is required to assume the loan at closing.
(3) Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.

Index

5.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of September 30, 2018, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion. As of December 31, 2017, both the carrying value and estimated fair value of the Company’s debt were approximately $1.2 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR.  The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and are included in other assets, net in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2018 and December 31, 2017. All dollar amounts are in thousands.

	Notional Amount at				Fair Value Asset
Hedge Type	September 30, 2018	Origination Date	Maturity Date	Swap Fixed Interest Rate	September 30, 2018	December 31, 2017
Cash flow hedge	$212,500	5/21/2015	5/18/2020	1.58%	$4,020	$2,033
Cash flow hedge	110,000	7/2/2015	5/18/2020	1.62%	2,011	951
Cash flow hedge	50,000	4/7/2016	3/31/2021	1.09%	2,160	1,544
Cash flow hedge	100,000	4/7/2016	3/31/2023	1.33%	6,732	4,098
Cash flow hedge	75,000	5/31/2017	6/30/2024	1.96%	3,860	1,043
Cash flow hedge	10,000	8/10/2017	6/30/2024	2.01%	487	109
Cash flow hedge (1)	50,000	6/1/2018	6/30/2025	2.89%	197	-
	$607,500				$19,467	$9,778

(1)   In June 2018 the Company entered into a forward interest rate swap agreement with a commercial bank, which beginning January 31, 2019 will effectively fix the interest rate on $50 million of the Company's variable-rate debt.

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

Index

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income		Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Interest rate derivatives in cash flow hedging relationships	$2,415	$(144)	$758	$(403)

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income		Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate derivatives in cash flow hedging relationships	$11,015	$(1,154)	$1,326	$(1,783)

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $5.8 million of net unrealized gains included in accumulated other comprehensive income at September 30, 2018 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

6.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2017 Form 10-K. Below is a summary of the significant related party relationships in effect during the nine months ended September 30, 2018 and 2017.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the nine months ended September 30, 2018 and 2017 totaled approximately $0.7 million and $0.5 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of September 30, 2018 and December 31, 2017, total amounts due from ARG for reimbursements under the cost sharing structure each totaled approximately $0.3 million, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through a wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes. The aircraft is also leased to affiliates of the Company based on third party rates. Leasing activity to affiliates was not significant during the reporting periods. The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, by its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates. Total costs incurred for the use of these aircraft during the nine months ended September 30, 2018 and 2017 were approximately $0.1 million for each respective period, and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

7.  Shareholders’ Equity

Distributions

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share. For the three months ended September 30, 2018 and 2017, the Company paid distributions of $0.30 per common share for a total of $69.1 million and $66.9 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company paid distributions of $0.90 per common share for a total of $207.3 million and $200.7 million, respectively. Additionally, in September 2018, the Company declared a monthly distribution of $0.10 per common share, totaling $23.0 million, which was recorded as a payable as of September 30, 2018 and paid in October 2018. As of December 31, 2017, a monthly distribution of $0.10 per common share, totaling $23.0 million, was recorded as a payable and paid in January 2018. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Issuance of Shares

In February 2017, the Company executed an equity distribution agreement that allows the Company to sell, from time to time, up to an aggregate of $300 million of its common shares through sales agents under an at-the-market offering program (the “ATM Program”). Since inception of the ATM Program in February 2017 through September 30, 2018, the Company has sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million before commission and issuance costs, including the sale of approximately 0.2 million common shares during the first quarter of 2018 at a weighted-average market sales price of approximately $19.73 per common share and receipt of aggregate gross proceeds of approximately $4.8 million. The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility. No shares were issued under the ATM Program during the nine months ended September 30, 2017. As of September 30, 2018, approximately $160.2 million remained available for issuance under the ATM Program.

Share Repurchases

In May 2018, the Board of Directors approved an extension of the Company’s existing share repurchase program (the “Share Repurchase Program”), authorizing share repurchases up to an aggregate of $464 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2019 if not terminated earlier. In March 2018, the Company established a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the first nine months of 2018, the Company purchased, under its Share Repurchase Program, approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $16.89 per common share for an aggregate purchase price of approximately $4.3 million. The Company did not purchase any common shares under its Share Repurchase Program during the first nine months of 2017. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities.

8.  Compensation Plans

The Company annually establishes an incentive plan for its executive management.  Under the incentive plan for 2018 (the “2018 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2018 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation.  The range of potential aggregate payouts under the 2018 Incentive Plan is $0 - $20 million.  Based on performance through September 30, 2018, the Company has accrued approximately $2.5 million as a liability for potential executive bonus payments under the 2018 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2018 and in general and administrative expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2018. As a result of lower anticipated 2018 performance, during the three months ended September 30, 2018, the Company reduced the previously recorded accrual by approximately $1.2 million, resulting in a reduction to general and administrative expense for the period. Approximately 25% of awards under the 2018 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will vest at the end of 2018 and one-third of which will vest in December 2019. Under the incentive plan for 2017 (the “2017 Incentive Plan”), the Company recorded approximately $1.2 million and $4.7 million in general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

Index

Share-Based Compensation Awards

During the first quarters of 2018 and 2017, the Company issued 367,333 and 101,305 common shares earned under the 2017 Incentive Plan and the incentive plan for 2016 (the “2016 Incentive Plan”) (net of 48,533 and 19,667 common shares surrendered to satisfy tax withholding obligations) at $16.92 and $19.10 per share, or approximately $7.0 million and $2.3 million in share-based compensation, including the surrendered shares, respectively. Of the total shares issued under the 2017 Incentive Plan, 223,421 shares were unrestricted at the time of issuance, and the remaining 143,912 restricted shares will vest on December 14, 2018. Of the total shares issued under the 2016 Incentive Plan, 60,028 shares were unrestricted at the time of issuance, and the remaining 41,277 restricted shares vested on December 15, 2017, of which 13,129 common shares were surrendered to satisfy tax withholding obligations. Of the total 2017 share-based compensation, approximately $5.8 million was recorded as a liability as of December 31, 2017, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet and the remaining $1.2 million, which is subject to vesting on December 14, 2018, will be recognized as compensation expense proportionately throughout 2018. Of the total 2016 share-based compensation, approximately $0.4 million, which vested on December 15, 2017, was recognized as compensation expense proportionately throughout 2017. For the three months ended September 30, 2018 and 2017, the Company recognized approximately $0.3 million and $0.1 million, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized approximately $0.9 million and $0.3 million, respectively, of share-based compensation expense related to the unvested restricted share awards.

9.  Subsequent Events

In October 2018, the Company paid approximately $23.0 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In October 2018, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2018. The distribution is payable on November 15, 2018.

In October 2018, the Company entered into a contract to purchase an existing 127-room Hyatt Place in Jacksonville, Florida, for a gross purchase price of $15.5 million. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

During the month of October 2018, the Company purchased, under its Share Repurchase Program, approximately 1.6 million of its common shares, at a weighted-average market purchase price of approximately $16.35 per common share, for an aggregate purchase price of approximately $25.8 million.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of statements that include phrases such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “outlook,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the SEC, including but not limited to those discussed in the section titled “Risk Factors” in the 2017 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2017 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States.  As of September 30, 2018, the Company owned 241 hotels with an aggregate of 30,754 rooms located in urban, high-end suburban and developing markets throughout 34 states. All of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

2018 Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in select-service hotels, the Company acquired four hotels for an aggregate purchase price of approximately $136.8 million during the first nine months of 2018: a 119-room Hampton Inn & Suites in downtown Atlanta, Georgia; a 144-room Hampton Inn & Suites in Memphis, Tennessee; a 210-room Hampton Inn & Suites in downtown Phoenix, Arizona; and a 132-room Hampton Inn & Suites in Atlanta Perimeter Dunwoody, Georgia. Also, as of September 30, 2018, the Company had outstanding contracts for the potential purchase of five hotels that are under development for a total purchase price of approximately $130.8 million, which are planned to be completed and opened for business over the next six to 27 months from September 30, 2018, at which time closings on these hotels are expected to occur. The Company utilized its revolving credit facility to fund the completed acquisitions and plans to utilize its credit facilities for any additional acquisitions.

Index

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided by the proceeds from the sale of the property.  As a result, in July 2018, the Company sold its two Columbus hotels for a total combined gross sales price of $10.0 million. Additionally, as of September 30, 2018, the Company had outstanding contracts to sell 17 of its hotels for a combined gross sales price of approximately $180.8 million. Although the Company is working towards the sale of these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding sale contracts. If the closings occur, these sales are expected to be completed within the next three to six months from September 30, 2018. The net proceeds from the sales were or will be used to pay down borrowings on the Company’s revolving credit facility.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions and Hotel Sale Contracts” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Over the past several years, the lodging industry and the Company have experienced modest revenue growth. Improvements in the general U.S. economy have been offset by increased supply in many markets, offsetting increases in demand. With flat growth in revenue per available room (“RevPAR”), the Company has produced stable operating results during the first nine months of 2018 on a comparable basis (as defined below).  There is no way to predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility and government fiscal policies. The Company, on a comparable basis, and industry are forecasting flat to negative RevPAR growth for the full year of 2018 as compared to 2017. The anticipated forecast is primarily due to inconsistent demand in certain markets and increased hotel supply meeting demand growth in others, limiting the Company’s ability to increase rates, as well as the nonrecurring impact of restoration and recovery efforts related to hurricanes in Texas and Florida in 2017 that provided increased demand in the second half of 2017.

As of September 30, 2018, the Company owned 241 hotels with a total of 30,754 rooms as compared to 237 hotels with a total of 30,188 rooms as of September 30, 2017, however, results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the nine months ended September 30, 2018, the Company acquired one newly constructed hotel on May 2, 2018 and three existing hotels (two on February 5, 2018 and one on June 28, 2018), and sold two hotels on July 13, 2018. During 2017, the Company acquired three newly constructed hotels (one on February 2, 2017 and two on September 12, 2017) and three existing hotels (one on October 13, 2017, one on October 20, 2017 and one on December 1, 2017), and sold two hotels (one on April 20, 2017 and one on October 5, 2017). As a result, the comparability of results for the three and nine months ended September 30, 2018 and 2017 as discussed below is impacted by these transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change

Total revenue	$332,197	100.0%	$324,926	100.0%	2.2%	$975,300	100.0%	$949,555	100.0%	2.7%
Hotel operating expense	185,248	55.8%	179,829	55.3%	3.0%	544,108	55.8%	528,295	55.6%	3.0%
Property taxes, insurance and other expense	19,230	5.8%	17,598	5.4%	9.3%	55,140	5.7%	52,346	5.5%	5.3%
Ground lease expense	2,818	0.8%	2,831	0.9%	-0.5%	8,580	0.9%	8,486	0.9%	1.1%
General and administrative expense	3,370	1.0%	5,350	1.6%	-37.0%	16,968	1.7%	18,255	1.9%	-7.1%

Transaction and litigation costs (reimbursements)	-		-		n/a	-		(2,586)		n/a
Loss on impairment of depreciable real estate assets	-		-		n/a	3,135		7,875		n/a
Depreciation expense	46,169		44,110		4.7%	136,752		131,770		3.8%
Gain (loss) on sale of real estate	-		(157)		n/a	-		15,983		n/a
Interest and other expense, net	13,140		12,024		9.3%	38,269		35,590		7.5%
Income tax expense	100		203		-50.7%	414		712		-41.9%

Number of hotels owned at end of period	241		237		1.7%	241		237		1.7%
ADR	$137.77		$136.73		0.8%	$137.32		$135.97		1.0%
Occupancy	78.9%		80.0%		-1.4%	78.4%		78.7%		-0.4%
RevPAR	$108.70		$109.45		-0.7%	$107.71		$106.96		0.7%

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 241 hotels owned as of September 30, 2018 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 241 hotels owned as of the end of the reporting period. For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change

ADR	$137.79	$138.27	-0.3%	$137.53	$136.75	0.6%
Occupancy	78.9%	80.4%	-1.9%	78.5%	78.9%	-0.5%
RevPAR	$108.75	$111.20	-2.2%	$107.93	$107.96	-

Same Store Operating Results

The following table reflects certain operating statistics for the 231 hotels owned by the Company as of January 1, 2017 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change

ADR	$136.63	$137.07	-0.3%	$136.88	$136.04	0.6%
Occupancy	79.1%	80.5%	-1.7%	78.7%	79.0%	-0.4%
RevPAR	$108.06	$110.28	-2.0%	$107.69	$107.51	0.2%

Index

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the United States as well as each individual locality. Economic indicators in the United States have generally been favorable, which has been offset by increased supply in many of the Company’s markets. As a result, the Company’s revenue and operating results for its Comparable Hotels and Same Store Hotels were generally unchanged during the first nine months of 2018 as compared to 2017. Due to the increase in demand from restoration and recovery efforts in Houston, Austin and Florida resulting from hurricanes Harvey and Irma in the second half of 2017, revenue and operating results for Comparable Hotels were lower in the third quarter of 2018 as compared to the same period in 2017, and the Company expects continued flat to negative growth in RevPAR and operating results for its Comparable Hotels for the fourth quarter of 2018 as compared to the same period in 2017. The Company had five hotels directly impacted by Hurricane Florence in September 2018. Other than the additional losses from insurance deductibles discussed below, these hotels did not experience a net material impact from the hurricane in the third quarter. In addition to the impact to these five hotels, certain hotels in the originally projected path of Hurricane Florence experienced cancellations and below average revenue in the latter half of September 2018. The Company anticipates a negative impact on operating results in the fourth quarter of 2018 from Hurricane Michael which caused the closure of its two hotels in Panama City, Florida in October 2018. The hotels are not expected to be fully operational until December of this year. In addition to the remediation costs before deductibles discussed below, the Company will experience a reduction in operating income in the fourth quarter of 2018 as business interruption proceeds will not likely be recognized until 2019.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended September 30, 2018 and 2017, the Company had total revenue of $332.2 million and $324.9 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company had total revenue of $975.3 million and $949.6 million, respectively. For the three months ended September 30, 2018 and 2017, respectively, Comparable Hotels achieved combined average occupancy of 78.9% and 80.4%, ADR of $137.79 and $138.27 and RevPAR of $108.75 and $111.20. For the nine months ended September 30, 2018 and 2017, respectively, Comparable Hotels achieved combined average occupancy of 78.5% and 78.9%, ADR of $137.53 and $136.75 and RevPAR of $107.93 and $107.96. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2017, during the third quarter of 2018, the Company experienced slight declines in ADR and occupancy for Comparable Hotels, resulting in a 2.2% decrease in RevPAR for Comparable Hotels. For the nine months ended September 30, 2018, ADR increased and occupancy decreased slightly, leaving RevPAR for Comparable Hotels virtually unchanged as compared to the same period in 2017. Markets/areas with above average growth in the third quarter of 2018 and first nine months of 2018 for the Company and industry included Fort Worth, Texas, Knoxville, Tennessee, Tucson, Arizona, Chicago, Illinois and Atlanta, Georgia. Markets that were below average for the Company and industry included Kansas City, Missouri, Dallas, Texas and Washington, D.C. Additionally, as a result of the increase in demand in the third quarter of 2017 from restoration and recovery efforts in Austin, Houston and South Florida related to hurricanes Harvey and Irma, these markets were below average for the third quarter of 2018 as compared to the third quarter of 2017.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended September 30, 2018 and 2017, respectively, hotel operating expense totaled $185.2 million and $179.8 million or 55.8% and 55.3% of total revenue for each respective period.  For the nine months ended September 30, 2018 and 2017, respectively, hotel operating expense totaled $544.1 million and $528.3 million or 55.8% and 55.6% of total revenue for each respective period.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue increased approximately 90 and 50 basis points, respectively, for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. Increases in labor costs as a percentage of revenue during the first nine months of 2018 as compared to the same period in 2017 were the primary cause of the increased Comparable Hotels operating expense. The Company anticipates continued increases in labor costs due to government regulations surrounding wages, healthcare and other benefits, other wage-related initiatives and lower unemployment rates. The Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended September 30, 2018 and 2017 totaled $19.2 million and $17.6 million, respectively, or 5.8% and 5.4% of total revenue for each respective period, and for Comparable Hotels, 5.8% and 5.3% of total revenue for each respective period. For the nine months ended September 30, 2018 and 2017, property taxes, insurance, and other expense totaled $55.1 million and $52.3 million, respectively, or 5.7% and 5.5% of total revenue for each respective period, and for Comparable Hotels, 5.6% and 5.5% of total revenue for each respective period. For the Company’s Comparable Hotels, real estate taxes increased slightly during the first nine months of 2018 compared to the first nine months of 2017, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2018. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted. Additionally, due to increased losses in 2017 for property insurance carriers, the Company’s property insurance costs have increased slightly as a percentage of revenue for the first nine months of 2018 as compared to the first nine months of 2017 and are anticipated to increase for the remainder of 2018. The Company incurred approximately $0.6 million in uninsured losses in the third quarter of 2018 related to wind and water damage at certain of its North Carolina properties as a result of Hurricane Florence, and anticipates recording uninsured losses totaling approximately $1 million in the fourth quarter of 2018 related to Hurricane Michael.

Ground Lease Expense

Ground lease expense for the three months ended September 30, 2018 and 2017 was $2.8 million for each respective period. For the nine months ended September 30, 2018 and 2017, ground lease expense was $8.6 million and $8.5 million, respectively. Ground lease expense primarily represents the expense incurred by the Company to lease land for 14 of its hotel properties. One of the ground leases was assumed by the buyer of the Columbus, Georgia TownePlace Suites in July 2018.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2018 and 2017 was $3.4 million and $5.4 million, respectively, or 1.0% and 1.6% of total revenue for each respective period. For the nine months ended September 30, 2018 and 2017, general and administrative expense was $17.0 million and $18.3 million, respectively, or 1.7% and 1.9% of total revenue for each respective period.  The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The decrease in general and administrative expense for both the three and nine months ended September 30, 2018 as compared to the prior year was due primarily to a decrease in compensation expense.  Based on the Company’s performance through September 30, 2018 in relation to the operational performance and shareholder return metrics of the 2018 Incentive Plan, the accrual for potential executive bonus payments was reduced during the third quarter of 2018 by approximately $1.2 million, resulting in a decrease in executive compensation expense for the three and nine months ended September 30, 2018 of approximately $2.4 million and $2.2 million, respectively, as compared to the same periods in 2017.  The decrease in compensation expense was partially offset by an increase in share-based compensation expense.

Transaction and Litigation Costs (Reimbursements)

During the nine months ended September 30, 2017, transaction and litigation costs (reimbursements) totaled $(2.6) million which primarily related to additional proceeds received in May 2017 from the Company’s directors and officers insurance carriers in connection with a legal settlement that occurred in 2017 related to the Company’s merger with Apple REIT Ten, Inc. in 2016.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was $3.1 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively, and consisted of impairment charges for the two Columbus, Georgia hotels (in 2018 and 2017) and the Springdale, Arkansas Residence Inn (in 2018). See Note 2 titled “Investment in Real Estate” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Index

Depreciation Expense

Depreciation expense for the three months ended September 30, 2018 and 2017 was $46.2 million and $44.1 million, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense was $136.8 million and $131.8 million, respectively.  Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the increase in the number of properties owned as a result of the acquisition of four hotels in the first nine months of 2018 and six hotels in 2017 and renovations completed throughout 2018 and 2017.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2018 and 2017 was $13.1 million and $12.0 million, respectively. For the nine months ended September 30, 2018 and 2017, interest and other expense, net was $38.3 million and $35.6 million, respectively, and is net of $0.5 million and $0.7 million, respectively, of interest capitalized associated with renovation projects.  Although average outstanding debt was slightly less in the first nine months of 2018 as compared to the first nine months of 2017, interest expense increased as a result of an increase in the Company’s effective interest rate during the first nine months of 2018 as compared to 2017, due to (a) the issuance of longer term fixed-rate debt subsequent to September 30, 2017, which was used to reduce the Company’s revolving credit facility, resulting in a higher average interest rate than the variable-rate borrowings repaid, and (b) an increase in interest rates on the Company’s variable-rate debt, with the one-month LIBOR increasing from 1.23% at September 30, 2017 to 2.26% at September 30, 2018. While approximately 79% of the Company’s outstanding debt was effectively fixed-rate debt at September 30, 2018, the Company does expect interest costs for its remaining variable-rate debt to continue to increase for the remainder of 2018 due to expected increased interest rates and increased borrowings as compared to the prior year. The impact from higher interest rates will be partially mitigated by the Company’s 2018 debt refinancing, resulting in lower spreads charged on outstanding borrowings under its revolving credit facility and $575 million of its outstanding term loans by 10 to 15 basis points, depending on the Company’s leverage ratio. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning the Company’s debt refinancing.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$62,122	$62,824	$171,934	$184,795
Depreciation of real estate owned	45,925	43,880	136,037	131,081
(Gain) loss on sale of real estate	-	157	-	(15,983)
Loss on impairment of depreciable real estate assets	-	-	3,135	7,875
Amortization of favorable and unfavorable leases, net	146	165	500	498
Funds from operations	108,193	107,026	311,606	308,266
Transaction and litigation costs (reimbursements)	-	-	-	(2,586)
Non-cash straight-line ground lease expense	875	917	2,677	2,794
Modified funds from operations	$109,068	$107,943	$314,283	$308,474

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

The following table reconciles the Company’s GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$62,122	$62,824	$171,934	$184,795
Depreciation	46,169	44,110	136,752	131,770
Amortization of favorable and unfavorable leases, net	146	165	500	498
Interest and other expense, net	13,140	12,024	38,269	35,590
Income tax expense	100	203	414	712
EBITDA	121,677	119,326	347,869	353,365
Transaction and litigation costs (reimbursements)	-	-	-	(2,586)
(Gain) loss on sale of real estate	-	157	-	(15,983)
Loss on impairment of depreciable real estate assets	-	-	3,135	7,875
Non-cash straight-line ground lease expense	875	917	2,677	2,794
Adjusted EBITDA	$122,552	$120,400	$353,681	$345,465

Index

Hotels Owned

As of September 30, 2018, the Company owned 241 hotels with an aggregate of 30,754 rooms located in 34 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,807
Courtyard	40	5,460
Hampton	40	5,029
Residence Inn	34	4,011
Homewood Suites	34	3,831
SpringHill Suites	16	2,159
TownePlace Suites	11	1,110
Fairfield Inn	11	1,300
Home2 Suites	8	910
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	205
Total	241	30,754

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	12	1,644
Arkansas	4	408
California	27	3,807
Colorado	4	567
Florida	23	2,851
Georgia	6	672
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	550
North Carolina	12	1,337
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	34	4,072
Utah	3	393
Virginia	14	2,067
Washington	4	609
Total	241	30,754

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 241 hotels the Company owned as of September 30, 2018.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Springdale	AR	Residence Inn	Aimbridge	3/1/2014	72
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield Inn & Suites	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield Inn	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton	InnVentures	3/1/2014	86
Tustin	CA	Fairfield Inn & Suites	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield Inn & Suites	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Fairfield Inn & Suites	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield Inn & Suites	LBA	1/14/2010	87
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Schulte	9/1/2016	103

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Cedar Rapids	IA	Homewood Suites	Schulte	9/1/2016	95
Davenport	IA	Hampton	Schulte	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield Inn & Suites	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield Inn & Suites	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Portland	ME	Residence Inn	Pyramid	10/13/2017	179
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton	Raymond	8/3/2009	124
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield Inn & Suites	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Aimbridge	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton	LBA	11/30/2010	124
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Wilmington	NC	Fairfield Inn & Suites	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	165
New York	NY	Renaissance	Highgate	3/1/2014	205
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Mason	OH	Hilton Garden Inn	Schulte	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Interstate	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton	Vista Host	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton	Vista Host	12/30/2008	85
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Interstate	9/26/2008	103
Allen	TX	Hilton Garden Inn	Interstate	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield Inn & Suites	White Lodging	11/2/2010	150
Austin	TX	Hampton	Vista Host	4/14/2009	124

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
Duncanville	TX	Hilton Garden Inn	Interstate	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Interstate	10/16/2008	165
Round Rock	TX	Hampton	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Aimbridge	3/1/2014	90
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Texarkana	TX	TownePlace Suites	Aimbridge	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					30,754

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

On July 27, 2018, the Company entered into an amendment and restatement of its $965 million credit facility, reducing the borrowing capacity to $850 million and, on August 2, 2018, the Company entered into an amendment and restatement of its $150 million term loan facility, increasing the borrowing capacity to $225 million, thereby reducing the overall total borrowing capacity of the facilities by $40 million. The amendments and restatements effectively extended the maturity dates of both facilities, reduced the annual interest rates and improved certain covenants as compared to the prior agreements for the Company.

As of September 30, 2018, the Company had $1.3 billion of total outstanding debt consisting of $492.1 million of mortgage debt and $833.4 million outstanding under its credit facilities (excluding unamortized debt issuance costs and fair value adjustments). The Company’s unused borrowing capacity under its credit facilities as of September 30, 2018 was $326.6 million, consisting of $251.6 million available under its $425 million revolving credit facility and $75.0 million (which may be drawn by the Company no later than January 31, 2019) under its $225 million term loan facility, which is available for acquisitions, hotel renovations and development, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt instruments as of September 30, 2018.

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.  The Company was in compliance with the applicable covenants at September 30, 2018.

The Company’s ATM Program allows it to sell, from time to time, up to an aggregate of $300 million of its common shares through sales agents. Since inception of the ATM Program in February 2017 through September 30, 2018, the Company has sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million and proceeds net of offering costs of approximately $137.5 million. The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility. No shares were issued under the ATM Program during the nine months ended September 30, 2017. As of September 30, 2018, approximately $160.2 million remained available for issuance under the ATM Program. Future sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common shares and opportunities for uses of any proceeds.

As discussed in Note 3, “Dispositions and Hotel Sale Contracts” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as of September 30, 2018 the Company had outstanding contracts to sell 17 of its hotels for a combined gross sales price of approximately $180.8 million. Although the Company is working towards the sale of these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding sale contracts. If the closings occur, these sales are expected to be completed within the next three to six months from September 30, 2018. The Company plans to use the net proceeds from the sales to pay down borrowings on its revolving credit facility.

Index

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

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the nine months ended September 30, 2018 totaled approximately $207.3 million or $0.90 per common share and were paid at a monthly rate of $0.10 per common share.  For the same period, the Company’s net cash generated from operations was approximately $296.9 million.

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

Share Repurchases

In May 2018, the Board of Directors approved an extension of the Company’s existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $464 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2019 if not terminated earlier. During the first nine months of 2018, the Company purchased, under its Share Repurchase Program, approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $16.89 per common share for an aggregate purchase price of approximately $4.3 million. The Company did not purchase any common shares under its Share Repurchase Program during the first nine months of 2017. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2018, the Company held $30.8 million in reserve related to these properties. During the nine months ended September 30, 2018, the Company invested approximately $43.3 million in capital expenditures and anticipates spending an additional $25 million to $30 million during the remainder of 2018, which includes various scheduled renovation projects for approximately 20 to 25 properties. The Company does not currently have any existing or planned projects for development.

Index

Hotel Contract Commitments

As of September 30, 2018, the Company had outstanding contracts for the potential purchase of five hotels for a total purchase price of approximately $130.8 million. All five hotels are under development and are planned to be completed and opened for business over the next six to 27 months from September 30, 2018, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts. The Company intends to use borrowings under its credit facilities to purchase hotels under contract if a closing occurs.

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

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of accounting standards in the first nine months of 2018 and the anticipated adoption of recently issued accounting standards.

Subsequent Events

In October 2018, the Company paid approximately $23.0 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In October 2018, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of November 2018. The distribution is payable on November 15, 2018.

In October 2018, the Company entered into a contract to purchase an existing 127-room Hyatt Place in Jacksonville, Florida, for a gross purchase price of $15.5 million. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

During the month of October 2018, the Company purchased, under its Share Repurchase Program, approximately 1.6 million of its common shares, at a weighted-average market purchase price of approximately $16.35 per common share, for an aggregate purchase price of approximately $25.8 million.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps.  As of September 30, 2018, after giving effect to interest rate swaps, as described below, approximately $275.9 million, or approximately 21% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of September 30, 2018, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.8 million, all other factors remaining the same.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company’s cash and cash equivalents at September 30, 2018 were $0.

As of September 30, 2018, the Company’s variable-rate debt consisted of its credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $735 million of term loan capacity, of which $660 million was outstanding and the remaining $75 million is available to be drawn no later than January 31, 2019.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of September 30, 2018, the Company had six interest rate swap agreements that effectively fix the interest payments on approximately $557.5 million of the Company’s variable-rate debt outstanding. In addition, in June 2018, the Company entered into an interest rate swap agreement, which beginning January 31, 2019 will effectively fix the interest rate on $50 million of its variable-rate debt.  Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its credit facilities at September 30, 2018.  All dollar amounts are in thousands.

	October 1 - December 31, 2018	2019	2020	2021	2022	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$3,337	$33,805	$28,349	$47,586	$282,652	$929,780	$1,325,509	$1,311,594
Average interest rates (1)	3.7%	3.7%	3.8%	3.8%	3.8%	3.7%

Variable rate debt:
Maturities	$-	$-	$-	$-	$173,400	$660,000	$833,400	$834,065
Average interest rates (1)	3.2%	3.3%	3.4%	3.6%	3.6%	3.6%

Fixed rate debt:
Maturities	$3,337	$33,805	$28,349	$47,586	$109,252	$269,780	$492,109	$477,529
Average interest rates	4.5%	4.4%	4.4%	4.4%	4.2%	4.1%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.1*

Non-Employee Director Deferral Program Under the Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

10.2

Second Amended and Restated Credit Agreement dated as of July 27, 2018, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed August 1, 2018)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

________________
* Denotes Compensation Plan

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 5, 2018
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 5, 2018
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)