Form 10-K
period 2018-12-31
Apple Hospitality REIT, Inc.
filed 2019-02-25
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,866,233,000 as of June 30, 2018.

The number of common shares outstanding on February 15, 2019 was 223,724,569.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 16, 2019.

APPLE HOSPITALITY REIT, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The Courtyard by Marriott®, Fairfield by Marriott®, Marriott® Hotels, Renaissance® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Embassy Suites by Hilton®, Hampton by Hilton®, Hampton Inn & Suites by Hilton®, Hilton® Hotels & Resorts, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates. The Hyatt®, Hyatt House® and Hyatt Place® trademarks are the property of Hyatt Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

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

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”).  The Company has elected to be treated as a REIT for federal income tax purposes. As of December 31, 2018, the Company owned 241 hotels with an aggregate of 30,812 rooms located in urban, high-end suburban and developing markets throughout 34 states. All of the Company’s hotels operate under Marriott, Hilton or Hyatt brands. The hotels are operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Business Objectives

The Company is one of the largest hospitality REITs in the U.S., in both the number of hotels and guest rooms, with significant geographic and brand diversity. The Company’s primary business objective is to maximize shareholder value by achieving long-term growth in cash available for distributions to its shareholders. The Company has pursued and will continue to pursue this objective through the following investment strategies:

●	pursuing thoughtful capital allocation with selective acquisitions and dispositions of primarily rooms-focused hotels in the upscale sector of the lodging industry;
●	employing broad geographic diversification of its investments;
●	franchising and collaborating with leading brands in the sector;
●	utilizing strong experienced operators for its hotels and enhancing their performance with proactive asset management;

Index

●	reinvesting in the Company’s hotels to maintain their competitive advantage; and
●	maintaining low leverage providing the Company with financial flexibility.

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. The acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage room rates and cost structure by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper mid-scale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt to total capitalization (total debt outstanding plus equity market capitalization based on the Company’s December 31, 2018 closing share price) ratio at December 31, 2018 of 31%, the Company is positioned to opportunistically consider investments that further improve shareholder value.

Hotel Operating Performance

As of December 31, 2018, the Company owned 241 hotels with a total of 30,812 rooms as compared to 239 hotels with a total of 30,322 rooms as of December 31, 2017. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2018 and 2017. During 2018, the Company acquired one newly constructed hotel on May 2, 2018 and four existing hotels (two on February 5, 2018, one on June 28, 2018 and one on December 7, 2018), and sold three hotels (two on July 13, 2018 and one on November 29, 2018). During 2017, the Company acquired three newly constructed hotels (one on February 2, 2017 and two on September 12, 2017) and three existing hotels (one on October 13, 2017, one on October 20, 2017, and one on December 1, 2017) and sold two hotels (one on April 20, 2017 and one on October 5, 2017). The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2018	2017	Percent Change

ADR	$136.04	$134.61	1.1%
Occupancy	76.9%	77.4%	-0.6%
RevPAR	$104.66	$104.13	0.5%

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 241 hotels owned as of December 31, 2018 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 241 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2018	2017	Percent Change

ADR	$136.11	$135.22	0.7%
Occupancy	77.0%	77.7%	-0.9%
RevPAR	$104.80	$105.00	-0.2%

Index

Hotel performance is impacted by many factors, including the economic conditions in the U.S. and in each individual locality.  Improvements in the general U.S. economy have been offset by increased lodging supply in many markets, offsetting increases in demand and resulting in essentially flat revenue growth. During 2018, the Company’s Comparable Hotels experienced a slight increase in ADR and a slight decrease in occupancy as compared to 2017, leaving RevPAR virtually unchanged. Overall, the Company’s Comparable Hotels’ RevPAR change for 2018 was in line with industry/brand averages. The Company, on a comparable basis, is forecasting slightly negative to slightly positive RevPAR growth for 2019 as compared to 2018, which reflects modestly lower expectations for demand growth, consistent with lower expected Gross Domestic Product growth in the U.S., relatively consistent anticipated hotel supply growth and slightly favorable comparisons caused by natural disasters. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

2018 Investing Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term.  Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, the Company acquired five hotels for an aggregate purchase price of approximately $152.2 million during 2018: a 119-room Hampton Inn & Suites in downtown Atlanta, Georgia; a 144-room Hampton Inn & Suites in Memphis, Tennessee; a 210-room Hampton Inn & Suites in downtown Phoenix, Arizona; a 132-room Hampton Inn & Suites in Atlanta Perimeter Dunwoody, Georgia; and a 127-room Hyatt Place in Jacksonville, Florida. As of January 31, 2019, the Company also has outstanding contracts for the potential purchase of six additional hotels for a total purchase price of approximately $162.5 million, five of which are under development and are planned to be completed and opened for business over the next three to 24 months from December 31, 2018, at which time closings on these hotels are expected to occur, and one existing hotel that is expected to close in the first quarter of 2019. The Company utilized its revolving credit facility to fund the completed acquisitions and plans to utilize its credit facilities for any additional acquisitions.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property.  As a result, the Company sold three hotels for an aggregate sales price of approximately $15.8 million during 2018: its 89-room SpringHill Suites and its 86-room TownePlace Suites in Columbus, Georgia (the “two Columbus hotels”), and its 72-room Residence Inn in Springdale, Arkansas. Additionally, as of December 31, 2018, the Company had an outstanding contract to sell 16 of its hotels for a gross sales price of $175 million. This contract was terminated in February 2019 and the Company entered into two purchase and sale agreements with the same unrelated party for the sale of a total of nine properties for a total combined gross sales price of $95 million. The Company holds a non-refundable deposit of $7 million on these contracts. If the closings occur, these sales are expected to be completed in the first half of 2019. The net proceeds from the sales were or will be used to pay down borrowings on the Company’s revolving credit facility.

See Note 3 titled “Investment in Real Estate” and Note 4 titled “Dispositions and Hotel Sale Contracts” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. During 2018, the Company purchased under its authorized $464 million share repurchase program (“Share Repurchase Program”) approximately 6.6 million of its common shares at a weighted-average market purchase price of approximately $15.87 per common share for an aggregate purchase price, including commissions, of approximately $104.3 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. See Note 8 titled “Shareholders’ Equity” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Share Repurchase Program.

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

Management and Franchise Agreements

All of the Company’s hotels operate under Marriott, Hilton or Hyatt brands, and as of December 31, 2018, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,807
Courtyard	40	5,460
Hampton	40	5,029
Homewood Suites	34	3,831
Residence Inn	33	3,939
SpringHill Suites	16	2,159
Fairfield	11	1,300
TownePlace Suites	11	1,110
Home2 Suites	8	910
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	208
Hyatt Place	1	127
Total	241	30,812

Each of the Company’s 241 hotels owned as of December 31, 2018 is operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. As of December 31, 2018, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues, based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.

Sixteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and, as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues.

Index

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2018 and 2017, the Company’s capital improvements for its hotels were approximately $71.1 million and $69.1 million, respectively.  During 2019, the Company anticipates investing approximately $80 to $90 million in capital improvements, which includes various scheduled renovation projects for approximately 30 to 35 properties.

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

During 2018, the Company completed the refinancing of two of its primary credit facilities. In July and August 2018, the Company entered into an amendment and restatement of its $965 million credit facility and its $150 million term loan facility. The changes under the facilities included: reducing the capacity of the $965 million credit facility to $850 million; increasing the capacity of the $150 million term loan facility to $225 million; extending the maturities of each of the loans under the facilities; reducing the annual interest rate; and improving certain covenants as compared to the previous agreements.

As of December 31, 2018, the Company had approximately $1.4 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 3.74%, consisting of approximately $488.8 million in outstanding mortgage debt secured by 31 properties, with maturity dates ranging from June 2020 to January 2038 and stated interest rates ranging from 3.55% to 6.25%, and approximately $928.8 million in outstanding debt under its unsecured credit facilities with maturity dates ranging from July 2022 to August 2025 and effective interest rates, including the effect of interest rate swaps, ranging from 2.44% to 4.24%.

The Company’s unused borrowing capacity under its credit facilities as of December 31, 2018 was $231.2 million, consisting of $156.2 million available under its $425 million revolving credit facility, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders, and $75.0 million under its $225 million term loan facility, which was drawn by the Company on January 29, 2019 and used to pay down borrowings on the Company’s revolving credit facility. As discussed above, the Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt to total capitalization as of December 31, 2018 was 31%. Although this ratio is low relative to the industry, it is slightly higher than in prior years as a result of market declines in the Company’s share price (which have affected the lodging sector as a whole) and share repurchases made by the Company in the fourth quarter of 2018. However, the Company anticipates this ratio declining if the potential sales transactions discussed above are completed. As it did during the fourth quarter of 2018, the Company may increase debt levels at any time to take advantage of investment opportunities, but would plan to reduce any significant increases as appropriate with the issuance of equity or property dispositions to maintain its flexible balance sheet and reduce risks to investors compared to those of highly leveraged companies. The Company plans to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on the majority of its debt. All of these strategies reduce shareholder risk related to the Company’s financing structure. See Note 5 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the Company’s debt.

Index

In 2017, the Company executed an equity distribution agreement that allows the Company to sell, from time to time, up to an aggregate of $300 million of its common shares through sales agents under an at-the-market offering program (the “ATM Program”).  During the first quarter of 2018, the Company sold approximately 0.2 million common shares under its ATM Program at a weighted-average market sales price of approximately $19.73 per common share and received aggregate gross proceeds of approximately $4.8 million before commissions and issuance costs. During the fourth quarter of 2017, the Company sold approximately 6.9 million common shares under its ATM Program at a weighted-average market sales price of approximately $19.55 per common share and received aggregate gross proceeds of approximately $135.1 million before commissions and issuance costs. The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility. Future sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common shares and opportunities for uses of any proceeds.

Distribution Policy

The Company plans to continue to pay a consistent distribution on a monthly basis, with distributions based on anticipated cash generated from operations. The Company’s annualized distribution rate was $1.20 per common share at December 31, 2018. As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.  Any distribution is subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. If cash flow from operations and the revolving credit facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy and may need to reduce its distributions to required levels to maintain its REIT status. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties in similar locations. However, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.

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

Index

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

Employees

During 2018, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. At December 31, 2018, the Company had 62 employees. The employees not only provide support to the Company, but, as discussed in Note 7 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, certain employees also provide support services to Apple Realty Group, Inc. (“ARG”), which is wholly owned by Glade M. Knight, Executive Chairman of the Company. ARG reimburses the Company for the support services that it receives.

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

The Company has identified the following significant risk factors which may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to its shareholders. You should carefully consider the risks described below and the risks disclosed by the Company in other filings with the SEC, in addition to the other information contained in this report.

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

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends and risks in the hotel industry, both nationally and in individual local markets. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses. The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

●	over-building of hotels in the markets in which the Company operates, resulting in an increase in supply of hotel rooms that exceeds increases in demand;
●	competition from other hotels and lodging alternatives in the markets in which the Company operates;
●	dependence on business and leisure travel;
●	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;
●

reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S.,

Index

inclement weather conditions, including natural disasters such as hurricanes and earthquakes, and airline strikes or disruptions;
●	reduced travel due to adverse national, regional or local economic and market conditions;
●	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
●	changes in marketing and distribution for the industry including the cost and the ability of third-party internet and other travel intermediaries to attract and retain customers;
●	changes in hotel room demand generators in a local market;
●	ability of a hotel franchise to fulfill its obligations to franchisees;
●	brand expansion;
●	the performance of third-party managers of the Company’s hotels;
●

increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

●	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding work rules, wage rates, health care coverage and other benefits;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
●	business interruptions due to cyber-attacks;
●	requirements for periodic capital reinvestment to repair and upgrade hotels;
●	limited alternative uses for the hotel buildings;
●	condemnation or uninsured losses; and
●	downturn in the hospitality industry.

Any of these factors may reduce operating results and the value of the properties that the Company owns. Additionally, these items, among others, may reduce the availability of capital to the Company.

Economic conditions in the U.S. and individual markets may adversely affect the Company’s business operations and financial performance.

The performance of the lodging industry has historically been highly cyclical and closely linked to the performance of the general economy both nationally and within local markets in the U.S. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. Another economic downturn may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. The Company cannot predict the pace or duration of an economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, the Company’s revenue and profitability could be adversely affected. Furthermore, even if the economy in the U.S. in general continues to improve, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically regionally, where the Company’s properties are located.

In addition, many of the expenses associated with the Company’s business, including certain personnel costs, interest expense, ground leases, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if the Company is unable to meaningfully decrease these costs as demand for its hotels decreases, the Company’s business operations and financial performance may be adversely affected.

The Company is affected by restrictions in, and compliance with, its franchise and license agreements.

The Company’s wholly-owned taxable REIT subsidiaries (“TRSs”) (or subsidiaries thereof) operate all of the hotels pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system. The Company may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. In addition, as the Company’s

Index

franchise and license agreements expire, the Company may not be able to renew them on favorable terms or at all. If the Company were to lose or be unable to renew a franchise or license agreement, the Company would be required to re-brand the hotel, which could result in a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same brand. Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

All of the Company’s hotels operate under Marriott, Hilton or Hyatt brands; therefore, the Company is subject to risks associated with concentrating its portfolio in only three brand families.

All of the hotels that the Company owned as of December 31, 2018 operate under brands owned by Marriott, Hilton or Hyatt. As a result, the Company’s success is dependent in part on the continued success of Marriott, Hilton or Hyatt and their respective brands. The Company believes that building brand value is critical to increase demand and strengthen customer loyalty. Consequently, if market recognition or the positive perception of any of these brands is reduced or compromised, the goodwill associated with the Marriott, Hilton or Hyatt branded hotels in the Company’s portfolio may be adversely affected. Also, if Marriott, Hilton or Hyatt alter certain policies, including their respective guest loyalty programs, this could reduce the Company’s future revenues. Furthermore, if the Company’s relationship with Marriott, Hilton or Hyatt were to deteriorate or terminate as a result of disputes regarding the Company’s hotels or for other reasons, the franchisors could, under certain circumstances, terminate the Company’s current franchise licenses with them or decline to provide franchise licenses for hotels that the Company may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on the Company.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive. Each of the Company’s hotels competes for guests primarily with other hotels in its immediate vicinity and secondarily with other hotels in its geographic market. The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of the Company’s hotels in that area and lower the Company’s revenue and profitability.

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

Index

The growth of lodging distribution channels could adversely affect the Company’s business and profitability.

Although a majority of rooms sold are sold through the hotel franchisors’ channels, a growing number of the Company’s hotel rooms are sold through other channels or intermediaries. Rooms sold through non-franchisors’ channels are generally less profitable (after associated fees) than rooms sold through franchisors’ channels. Although the Company’s franchisors may have established agreements with many of these alternative channels or intermediaries that limit transaction fees for hotels, there can be no assurance that the Company’s franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, alternative channels or intermediaries may employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to those of the Company’s franchisors. If this happens, the Company’s business and profitability may be materially and adversely affected.

Renovations and capital improvements may reduce the Company’s profitability.

The Company has ongoing needs for hotel renovations and capital improvements, including maintenance requirements under all of its hotel franchise and management agreements and certain loan agreements. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. The Company also may need to make significant capital improvements to hotels that it acquires. Occupancy and ADR are often affected during periods of renovations and capital improvements at a hotel, especially if the Company encounters delays, or if the improvements require significant disruptions at the hotel. The costs of renovations and capital improvements the Company needs or chooses to make could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2018, 13 of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

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

Index

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

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use financing to acquire properties, perform renovations to its properties, or make shareholder distributions or share repurchases in periods of fluctuating income from its properties. The credit markets have historically been volatile and subject to increased regulation, and as a result, the Company may not be able to obtain debt financing to meet its cash requirements, including refinancing any scheduled debt maturities, which may adversely affect its ability to execute its business strategy. If the Company refinances debt, such refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced. If the Company is unable to refinance its debt, it may be forced to dispose of hotels or issue equity at inopportune times or on disadvantageous terms, which could result in higher costs of capital.

The Company is also subject to risks associated with increases in interest rates with respect to the Company’s variable-rate debt which could reduce cash from operations. In addition, the Company has used interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt, and in the future it may use hedging arrangements, such as interest rate swaps to manage its exposure to interest rate volatility. The Company’s actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. There is no assurance that the Company’s hedging strategy will achieve its objectives, and the Company may be subject to costs, such as transaction fees or breakage costs, if it terminates these arrangements.

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

Index

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

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology from cyber-attacks or other events could harm the Company’s business.

The Company, and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from third party vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company, and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent damage to the systems, the systems’ improper functioning, or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputations, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available or at reasonable rates in the future. Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable for all or certain locations. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the industry as a whole. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel. Additionally, as a result of making substantial claims, insurance carriers may reduce insured limits and/or increase premiums, if insurance coverage is provided at all, in the future. Any of these or similar events could have a material adverse effect on the Company’s financial condition and results of operations.

Index

The Company faces possible risks associated with the physical effects of climate change.

The Company is subject to the risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on the Company’s properties, operations and business. To the extent climate change causes changes in weather patterns, its markets could experience increases in storm intensity and rising sea-levels causing damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on its business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy, water and snow removal at its properties. The Company cannot predict with certainty whether climate change is occurring and, if so, at what rate, and therefore, climate change could have a material adverse effect on the Company.

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

Index

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

In addition, as a result of these significant regulations, the Company could become subject to regulatory investigations and lawsuits. Regulatory investigations and lawsuits could result in significant costs to respond and fines/settlements or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company. The ability of the Company to access capital markets, including commercial debt markets, could also be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to adverse regulatory actions or lawsuits.

Risks Related to the Company’s Organization and Structure

The Company’s ownership limitations may restrict or prevent certain acquisitions and transfers of its shares.

In order for the Company to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following the Company’s first year (the “5/50 Test”). Additionally, at least 100 persons must beneficially own the Company’s shares during at least 335 days of each taxable year (the “100 Shareholder Test”). The Company’s amended and restated articles of incorporation (the “Charter”), with certain exceptions, authorizes the Company’s Board of Directors to take the actions that are necessary and desirable to preserve its qualification as a REIT. In addition to the 5/50 Test and the 100 Shareholder Test, the Company’s Charter provides that no person or entity may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series (“share ownership limits”). The Company’s Board of Directors may, in its sole discretion, grant an exemption to the share ownership limits, subject to certain conditions and the receipt by the Board of Directors of certain representations and undertakings. In addition, the Board of Directors may change the share ownership limits. The share ownership limits contained in the Charter key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code. The share ownership limits might delay or prevent a transaction or a change in the Company’s control that might involve a premium price for the Company’s common shares or otherwise be in the best interests of its shareholders.

The Company’s Charter allows the Board of Directors to issue up to 30 million “blank check” preferred shares.

The Company’s Charter allows the Board of Directors to issue up to 30 million “blank check” preferred shares, without action by shareholders. Preferred shares may be issued on terms determined by the Board of Directors, and may have rights, privileges and preferences superior to those of common shares. Without limiting the foregoing, (i) such preferred shares could have liquidation rights that are senior to the liquidation preference applicable to common shares, (ii) such preferred shares could have voting or conversion rights, which could adversely affect the voting power of the holders of common shares and (iii) the ownership interest of holders of common shares will be diluted following the issuance of any such preferred shares. In addition, the issuance of blank check preferred shares could have the effect of discouraging, delaying or preventing a change of control of the Company.

Provisions of the Company’s second amended and restated bylaws could inhibit changes in control.

Provisions in the Company’s second amended and restated bylaws may make it difficult for another company to acquire it and for shareholders to receive any related takeover premium for its common shares. Pursuant to the Company’s second amended and restated bylaws, directors are elected by the plurality of votes cast and entitled to vote in the election of directors.  However, the Company’s corporate governance guidelines require that if an incumbent director fails to receive at least a majority of the votes cast, such director will tender his or her resignation from the Board of Directors. The Nominating and Governance Committee of the Board of Directors will consider, and determine whether to accept, such resignation. Additionally, the second amended and restated bylaws of the Company have various advance notice provisions that require shareholders to meet certain requirements and deadlines for proposals at an annual meeting of shareholders. These provisions may have the effect of delaying, deferring or

Index

preventing a transaction or a change in control of the Company that might involve a premium to the price of the Company’s common shares or otherwise be in the shareholders’ best interests.

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

Risks Related to the Ownership of the Company’s Common Shares

The market price and trading volume of the Company’s common shares may fluctuate widely and could decline substantially in the future.

The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.” The market price and trading volume of the Company’s common shares may fluctuate widely, depending on many factors, some of which may be beyond the Company’s control, including:

●	actual versus anticipated differences in the Company’s operating results, liquidity, or financial condition;
●	changes in actual and/or estimated financial performance;
●	publication of research reports about the Company, its hotels or the lodging or overall real estate industry;
●	failure to meet analysts’ revenue or earnings estimates;
●	the extent of institutional investors’ interest in the Company and their decision to buy or sell the Company’s common shares;
●	issuances of common shares or other securities by the Company;
●	the passage of legislation or other regulatory developments that may adversely affect the Company or its industry;
●

the reputation of REITs and real estate investments generally, and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income instruments;

●	changes in market interest rates compared to the Company’s distribution yield on its common shares;
●	additions and departures of key personnel;
●	announcements by franchisors, operators or other owners in the hospitality industry;
●	the performance and market valuations of similar companies;
●	strategic actions by the Company or its competitors, such as acquisitions or dispositions;
●	fluctuations in the stock price and operating results of the Company’s competitors;

Index

●	speculation in the press or investment community;
●	changes in accounting principles;
●	changes in capital costs;
●	terrorist acts;
●	general market and economic conditions, including factors unrelated to the Company’s operating performance; and
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price and volume of the Company’s common shares.

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

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances, in part, from financing proceeds or other sources. While distributions made from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution made from the Company’s operating cash flows. For example, if debt financing is the source of a distribution, that financing would not be available for other opportunities and would have to be repaid.

Future offerings or the perception that future offerings could occur may adversely affect the market price of the Company’s common shares and future offerings may be dilutive to existing shareholders.

The Company has in the past and may in the future issue additional common shares. Proceeds from any issuance may be used to finance hotel acquisitions, fund capital expenditures, pay down outstanding debt, or for other corporate purposes. A large volume of sales of the Company’s common shares could decrease the market price of the Company’s common shares and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. Also, a perception of the possibility of a substantial sale of common shares could depress the market price of the Company’s common shares and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the price of the Company’s common shares due to actual or anticipated sales of common shares could cause some institutions or individuals to engage in short sales of the common shares, which may itself cause the price of the common shares to decline. Because the Company’s decision to issue equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Therefore, the Company’s shareholders bear the risk of the Company’s future offerings reducing the market price of its common shares and diluting shareholders equity interests in the Company.

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

Index

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

If the Company failed to qualify as a REIT in any taxable year and any available relief provisions did not apply, the Company would be subject to U.S. federal and state corporate income tax on its taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by it in computing its taxable income. Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

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

The Company may incur adverse tax consequences if Apple REIT Ten, Inc. (“Apple Ten”) failed to qualify as a REIT for U.S. federal income tax purposes or if the Apple Ten merger failed to qualify as a tax free reorganization under the Code.

On September 1, 2016, Apple Ten merged into an acquisition subsidiary of the Company and ceased its separate corporate existence (the “merger” or “Apple Ten merger”). If Apple Ten failed to qualify as a REIT for any of its taxable years ending on or before the date of the Apple Ten merger, Apple Ten would be liable for (and the Company would be obligated to pay) U.S. federal income tax on its taxable income for such years at regular corporate rates and, assuming the Apple Ten merger qualified as a reorganization within the meaning of Section 368(a) of the Code,

●

the Company would be subject to tax on the built-in gain on each asset of Apple Ten, existing at the time of the merger if the Company was to dispose of Apple Ten’s assets for up to 5 years following the merger. Such tax would be imposed at the highest regular corporate rate in effect at the date of the sale,

●	the Company would succeed to any earnings and profits accumulated by Apple Ten for taxable periods that it did not qualify as a REIT, and the Company would have to pay a special dividend and/or employ

Index

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

If there is an adjustment to any of Apple Ten’s taxable income or dividends paid deductions, the Company could elect to use the deficiency dividend procedure in order to maintain Apple Ten’s REIT status. That deficiency dividend procedure could require the Company to make significant distributions to its shareholders and to pay significant interest to the IRS.

Moreover, and irrespective of whether Apple Ten qualified as a REIT, if Apple Ten were to incur tax liabilities as a result of the failure of the merger to qualify as a reorganization within the meaning of Section 368(a) of the Code, those tax liabilities would be transferred to the Company as a result of the merger. Apple Ten’s failure (before or at the date of the merger) to qualify as a REIT and/or a failure of the merger to qualify as a reorganization within the meaning of Section 368(a) of the Code could impair the Company’s ability after the merger to expand its business and raise capital, and could materially adversely affect the value of the Company’s common shares.

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

From time to time, the Company may generate taxable income greater than its income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, the Company may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where the Company experiences differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of its taxable income could cause it to: (1) sell assets in adverse market conditions; (2) incur debt or issue additional equity on unfavorable terms; (3) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt; or (4) make a taxable distribution of its common shares as part of a distribution in which shareholders may elect to receive the Company’s common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase the Company’s costs or dilute its equity. In addition, because the REIT distribution requirement prevents the Company from retaining earnings, the Company generally will be required to refinance debt at its maturity with additional debt or equity. Thus, compliance with the REIT requirements may hinder the Company’s ability to grow, which could adversely affect the market price of its common shares.

The Company may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

The Company may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes, however, generally a shareholder will receive a taxable income deduction for 20% of all ordinary dividends received from a REIT. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the

Index

common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, the Company may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in the Company’s cash distributions, and that factor, as well as the possibility that a significant number of the Company’s shareholders could determine to sell the common shares in order to pay taxes owed on dividends, may put downward pressure on the market price of the Company’s common shares.

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

Rent paid by a lessee that is a “related party tenant” of the Company generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. The Company intends to continue to take advantage of this exception. A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. Although the Company intends to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for “qualified lodging facilities”, and there can be no assurance that these requirements will be satisfied in all cases.

In addition, the Company’s TRS lessees have engaged hotel management companies that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an “eligible independent contractor”, the hotel management company must not own, directly or through its shareholders, more than 35% of the Company’s outstanding shares, and no person or group of persons can own more than 35% of the Company’s outstanding shares and the shares (or ownership interest) of the hotel management company (taking into account certain ownership attribution rules). The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of the Company’s shares by the hotel management companies and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded. In addition, for a hotel management company to qualify as an “eligible independent contractor,” such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined above) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS. As of the date hereof, the Company believes the hotel management companies operate “qualified lodging facilities” for certain persons who are not related to the Company or its TRSs. However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that the Company may engage in the future will in fact comply with this requirement in the future.

Index

The Company’s ownership of TRSs is limited, and the Company’s transactions with its TRSs will cause it to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for tax years beginning prior to January 1, 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The rules also impose a 100% excise tax on certain transactions, including the leases, between the TRS and the REIT that are not conducted on an arm’s-length basis.

The Company’s TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to the REIT, but is not required to be distributed. The Company believes that the aggregate value of the stock and securities of its TRSs has been and will continue to be less than 20% (25% for tax years beginning prior to January 1, 2018) of the value of its total assets (including the stock and securities of its TRSs). Furthermore, the Company has monitored and will continue to monitor the value of its respective investments in its TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, the Company will continue to scrutinize all of its transactions with its TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax. There can be no assurance, however, that the Company will be able to comply with the rules regarding TRSs or to avoid application of the 100% excise tax. The most significant transactions between the Company and its TRSs are the hotel leases from the Company to its TRSs. While the Company believes its leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

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

The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. The Company cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted or modified. Any legislative action may prospectively or retroactively modify the Company’s tax treatment and, therefore, may adversely affect taxation of the Company or the Company’s shareholders. The Company urges shareholders and prospective shareholders to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Company’s shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated as a C corporation for U.S. federal income tax purposes.

Item 1B.	Unresolved Staff Comments

None.

Index

Item 2.	Properties

As of December 31, 2018, the Company owned 241 hotels with an aggregate of 30,812 rooms located in 34 states. All of the Company’s hotels operate under Marriott, Hilton or Hyatt brands. The hotels are operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company. The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,807
Courtyard	40	5,460
Hampton	40	5,029
Homewood Suites	34	3,831
Residence Inn	33	3,939
SpringHill Suites	16	2,159
Fairfield	11	1,300
TownePlace Suites	11	1,110
Home2 Suites	8	910
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	208
Hyatt Place	1	127
Total	241	30,812

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	12	1,644
Arkansas	3	336
California	27	3,807
Colorado	4	567
Florida	24	2,978
Georgia	6	672
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	553
North Carolina	12	1,337
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	34	4,072
Utah	3	393
Virginia	14	2,067
Washington	4	609
Total	241	30,812

Index

The following table is a list of the 241 hotels the Company owned as of December 31, 2018. As noted below, 13 of the Company’s hotels are subject to ground leases and 31 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	(2)
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107	(2)
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(1)
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84	(2)
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(1)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(1)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(2)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(2)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(2)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210	(2)
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(2)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(2)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121	(2)
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(2)
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(1)(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(2)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton	InnVentures	3/1/2014	86
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101	(2)
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221	(2)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	LBA	12/7/2018	127
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118	(1)
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162	(2)
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Sarasota	FL	Homewood Suites	Hilton	3/1/2014	100
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(1)
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Tampa	FL	TownePlace Suites	McKibbon	3/1/2014	94
Albany	GA	Fairfield	LBA	1/14/2010	87
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(1)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(1)
Cedar Rapids	IA	Hampton	Schulte	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Schulte	9/1/2016	95
Davenport	IA	Hampton	Schulte	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(2)
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Baton Rouge	LA	SpringHill Suites	Dimension	9/25/2009	119
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(1)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(2)
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton	True North	3/1/2014	110

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Westford	MA	Residence Inn	True North	3/1/2014	108	(2)
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Portland	ME	Residence Inn	Pyramid	10/13/2017	179
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton	Raymond	8/3/2009	124
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84	(2)
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Aimbridge	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Holly Springs	NC	Hampton	LBA	11/30/2010	124
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178	(2)
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	165
New York	NY	Renaissance	Highgate	3/1/2014	208	(1)
Syracuse	NY	Courtyard	New Castle	10/16/2015	102	(2)
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78	(2)
Mason	OH	Hilton Garden Inn	Schulte	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Interstate	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132	(2)
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton	Vista Host	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126	(2)
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124	(2)
Jackson	TN	Hampton	Vista Host	12/30/2008	85
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Interstate	9/26/2008	103
Allen	TX	Hilton Garden Inn	Interstate	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
Duncanville	TX	Hilton Garden Inn	Interstate	10/21/2008	142
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	(2)
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Interstate	10/16/2008	165
Round Rock	TX	Hampton	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Courtyard	Aimbridge	3/1/2014	90
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Texarkana	TX	TownePlace Suites	Aimbridge	3/1/2014	85
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Bristol	VA	Courtyard	LBA	11/7/2008	175
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Harrisonburg	VA	Courtyard	Newport	3/1/2014	125
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410	(1)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150	(2)
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234	(1)(2)
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106	(2)
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					30,812

(1) Hotel is subject to ground lease.

(2) Hotel is encumbered by mortgage.

Index

The Company’s investment in real estate at December 31, 2018, consisted of the following (in thousands):

Land	$737,822
Building and Improvements	4,503,728
Furniture, Fixtures and Equipment	471,399
Franchise Fees	13,354
5,726,303
Less Accumulated Depreciation	(909,893)
Investment in Real Estate, net	$4,816,410

For additional information about the Company’s properties, refer to Schedule III – Real Estate and Accumulated Depreciation included at the end of Part IV, appearing elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

The Company is or may be a party to various legal proceedings that arise in the ordinary course of business. The Company is not currently involved in any litigation nor, to management’s knowledge, is any litigation threatened against the Company where the outcome would, in management’s judgment based on information currently available to the Company, have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

Index

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2018 and February 15, 2019, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $14.26 and $16.36, respectively.

Share Return Performance

The following graph compares the cumulative total shareholder return of the Company’s common shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the SNL U.S. REIT Hotel Index for the period from May 18, 2015, the date of the Company’s Listing, to December 31, 2018.  The SNL U.S. REIT Hotel Index is comprised of publicly traded REITs which focus on investments in hotel properties. The graph assumes an initial investment of $100 in the Company’s common shares and in each of the indices, and also assumes the reinvestment of dividends.

	Value of Initial Investment at
Name	05/18/15	12/31/15	12/31/16	12/31/17	12/31/18
Apple Hospitality REIT, Inc.	$100.00	$115.73	$123.34	$128.27	$99.81
S&P 500 Index	$100.00	$97.29	$108.92	$132.70	$126.88
SNL U.S. REIT Hotel Index	$100.00	$81.94	$101.55	$107.92	$93.39

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

Shareholder Information

As of February 15, 2019, the Company had approximately 72 holders of record of its common shares and there were approximately 224 million common shares outstanding. Because many of the Company’s common shares are

Index

held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Distribution Information

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  For the years ended December 31, 2018 and 2017, the Company paid distributions of $1.20 per common share, for a total of approximately $275.9 million and $267.9 million, respectively. The Company’s current annual distribution rate, payable monthly, is $1.20 per common share. Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2018, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $464 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2019 if not terminated earlier. As part of the implementation of the Share Repurchase Program, the Company has utilized written trading plans that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, the most recent of which was established in March 2018. During 2018, the Company purchased approximately 6.6 million of its common shares at a weighted-average market purchase price of approximately $15.87 per common share for an aggregate purchase price, including commissions, of approximately $104.3 million. The Company did not repurchase any common shares under its Share Repurchase Program during 2017.  Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. As of December 31, 2018, approximately $364.0 million remained available for purchase under the Share Repurchase Program. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Additionally, during 2018 and 2017, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) as described in Note 9 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

The following is a summary of all share repurchases during the fourth quarter of 2018:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2018	1,576,520	$16.35	1,576,520	$438,200
November 1 - November 30, 2018	2,554,278	$16.03	2,554,278	$397,200
December 1 - December 31, 2018 (2)	2,225,598	$15.22	2,184,209	$364,000
Total	6,356,396		6,315,007

(1)

Represents amount outstanding under the Company's authorized $464 million share repurchase program. This program may be suspended or terminated at any time by the Company. If not terminated earlier, the program will end in July 2019.

(2)	Includes 41,389 common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted common shares.

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the Omnibus Plan, which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee to be in the best interests of the Company. The Company’s Board of Directors previously adopted and the Company’s shareholders approved the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. In May 2015, the Directors’ Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan. The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	467,321	$20.92	10,728,614
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	467,321	$20.92	10,728,614

(1)

Represents 282,718 stock options granted to the Company’s directors under the Directors’ Plan and 166,041 stock options granted under the Omnibus Plan in exchange for all of Apple Ten’s outstanding stock options as a result of the Apple Ten merger effective September 1, 2016. Also includes 18,562 fully vested deferred stock units, including quarterly distributions earned, under the non-employee director deferral program under the Omnibus Plan, adopted by the Board of Directors in 2018, effective June 1, 2018, that are not included in the calculation of the weighted-average exercise price of outstanding options.

(2)	The weighted-average exercise price of outstanding options relates solely to stock options, which are the only currently outstanding exercisable security.

Index

Item 6.     Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2018. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands except per share and statistical data)	2018	2017	2016 (1)	2015	2014 (2)

Revenues:
Room	$1,172,331	$1,143,987	$956,119	$821,733	$735,882
Food and beverage	62,600	66,030	59,558	54,710	47,768
Other	35,624	28,605	25,348	21,871	20,246
Total revenue	1,270,555	1,238,622	1,041,025	898,314	803,896

Expenses and other income:
Hotel operating expense	715,934	697,402	582,839	507,081	455,895
Property taxes, insurance and other expense	74,640	69,391	56,860	46,023	40,046
Ground lease expense	11,364	11,313	10,409	9,996	8,341
General and administrative expense	24,294	26,341	17,032	19,552	20,914
Transaction and litigation costs (reimbursements)	-	(2,586)	34,989	7,181	5,142
Loss on impairment of depreciable real estate assets	3,135	45,875	5,471	45,000	10,988
Depreciation expense	183,482	176,499	148,163	127,449	113,112
Series B convertible preferred share expense	-	-	-	-	117,133
(Gain) loss on sale of real estate	(152)	(16,295)	153	(15,286)	-
Interest and other expense, net	51,185	47,343	40,026	33,132	23,523
Income tax expense	587	847	431	898	1,969
Total expenses and other income	1,064,469	1,056,130	896,373	781,026	797,063
Net income	$206,086	$182,492	$144,652	$117,288	$6,833

Per Share:
Net income per common share	$0.90	$0.82	$0.76	$0.65	$0.04
Distributions declared per common share (3)	$1.20	$1.20	$1.20	$1.37	$1.39
Weighted-average common shares outstanding - basic and diluted	229,659	223,526	190,856	180,261	171,489

Balance Sheet Data (at end of period):
Investment in real estate, net	$4,816,410	$4,793,159	$4,823,489	$3,641,767	$3,492,821
Assets held for sale	$-	$-	$39,000	$-	$195,588
Total assets	$4,928,672	$4,902,338	$4,979,883	$3,722,775	$3,776,805
Total debt, net	$1,412,242	$1,222,196	$1,337,963	$998,103	$706,626
Shareholders’ equity	$3,409,010	$3,571,085	$3,517,064	$2,647,058	$3,014,624
Net book value per share	$15.22	$15.53	$15.78	$15.18	$16.13

Other Data:
Cash Flow From (Used In):
Operating activities (4)	$404,812	$384,071	$331,171	$279,628	$251,593
Investing activities (4)	$(210,160)	$(158,256)	$(162,200)	$(90,736)	$(34,700)
Financing activities	$(190,811)	$(225,449)	$(162,197)	$(198,767)	$(211,885)
Number of hotels owned at end of period	241	239	235	179	191

(1)

Effective September 1, 2016, the Company completed the merger with Apple Ten as described in Note 2 titled “Merger with Apple REIT Ten, Inc.” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(2)

Effective March 1, 2014, the Company completed the mergers with Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”) and added 99 continuing hotels located in 27 states with an aggregate of 12,121 rooms to the Company's real estate portfolio. In connection with the Apple Seven and Apple Eight mergers, the Company issued approximately 90 million common shares to Apple Seven and Apple Eight shareholders. Also, upon completion of the Apple Seven and Apple Eight mergers, the Company became self-advised and the advisory agreements between the Company and its advisors were terminated, resulting in the conversion of the Company's Series B convertible preferred shares into approximately 5.8 million common shares. In connection with this event, during the first quarter of 2014, the Company recorded a noncash expense totaling approximately $117.1 million.

(3)

2015 distributions include a distribution of $0.10 per common share that was declared in December 2015 and paid in January 2016. For all other periods presented, distributions per common share declared equaled distributions paid.

(4)

Amounts for 2014 through 2017 reflect the retrospective adjustments to the Consolidated Statements of Cash Flows in accordance with the adoption of Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, effective January 1, 2018, as discussed in Note 1 titled “Organization and Summary of Significant Accounting Policies” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, the introduction of Part I regarding “Forward-Looking Statements,” and Item 1A, “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the United States. As of December 31, 2018, the Company owned 241 hotels with an aggregate of 30,812 rooms located in urban, high-end suburban and developing markets throughout 34 states. All of the Company’s hotels operate under Marriott, Hilton or Hyatt brands. The hotels are operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

2018 Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term.  Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, the Company acquired five hotels for an aggregate purchase price of approximately $152.2 million during 2018: a 119-room Hampton Inn & Suites in downtown Atlanta, Georgia; a 144-room Hampton Inn & Suites in Memphis, Tennessee; a 210-room Hampton Inn & Suites in downtown Phoenix, Arizona; a 132-room Hampton Inn & Suites in Atlanta Perimeter Dunwoody, Georgia; and a 127-room Hyatt Place in Jacksonville, Florida. As of January 31, 2019, the Company also has outstanding contracts for the potential purchase of six additional hotels for a total purchase price of approximately $162.5 million, five of which are under development and are planned to be completed and opened for business over the next three to 24 months from December 31, 2018, at which time closings on these hotels are expected to occur, and one existing hotel that is expected to close in the first quarter of 2019. The Company utilized its revolving credit facility to fund the completed acquisitions and plans to utilize its credit facilities for any additional acquisitions.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property.  As a result, the Company sold three hotels for an aggregate sales price of approximately $15.8 million during 2018: its 89-room SpringHill Suites and its 86-room TownePlace Suites in Columbus, Georgia, and its 72-room Residence Inn in Springdale, Arkansas. Additionally, as of December 31, 2018, the Company had an outstanding contract to sell 16 of its hotels for a gross sales price of $175 million. This contract was terminated in February 2019 and the Company entered into two purchase and sale agreements with the same unrelated party for the sale of a total of nine properties for a total combined gross sales price of $95 million. The Company holds a non-refundable deposit of $7 million on these contracts. If the closings occur, these sales are expected to be completed in the first half of 2019. The net proceeds from the sales were or will be used to pay down borrowings on the Company’s revolving credit facility.

See Note 3 titled “Investment in Real Estate” and Note 4 titled “Dispositions and Hotel Sale Contracts” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the U.S. and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Over the past several years, the lodging industry and the Company have experienced modest revenue growth.  Improvements in the general U.S. economy have been offset by increased lodging supply in many markets, offsetting increases in demand. With essentially flat growth in RevPAR, the Company produced stable operating results during 2018 on a comparable basis (as defined below). There is no way to predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging

Index

industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility, government fiscal policies and economic concerns in the U.S. The Company, on a comparable basis, is forecasting slightly negative to slightly positive RevPAR growth for 2019 as compared to 2018, which reflects modestly lower expectations for demand growth, consistent with lower expected Gross Domestic Product growth in the U.S., relatively consistent anticipated hotel supply growth and slightly favorable comparisons caused by natural disasters.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Years Ended December 31,
(in thousands, except statistical data)	2018	Percent of Revenue	2017	Percent of Revenue	Change 2017 to 2018	2016	Percent of Revenue	Change 2016 to 2017

Total revenue	$1,270,555	100.0%	$1,238,622	100.0%	2.6%	$1,041,025	100.0%	19.0%
Hotel operating expense	715,934	56.3%	697,402	56.3%	2.7%	582,839	56.0%	19.7%
Property taxes, insurance and other expense	74,640	5.9%	69,391	5.6%	7.6%	56,860	5.5%	22.0%
Ground lease expense	11,364	0.9%	11,313	0.9%	0.5%	10,409	1.0%	8.7%
General and administrative expense	24,294	1.9%	26,341	2.1%	-7.8%	17,032	1.6%	54.7%

Transaction and litigation costs (reimbursements)	-		(2,586)		n/a	34,989		n/a
Loss on impairment of depreciable real estate assets	3,135		45,875		n/a	5,471		n/a
Depreciation expense	183,482		176,499		4.0%	148,163		19.1%
Gain (loss) on sale of real estate	152		16,295		n/a	(153)		n/a
Interest and other expense, net	51,185		47,343		8.1%	40,026		18.3%
Income tax expense	587		847		-30.7%	431		96.5%

Number of hotels owned at end of period	241		239		0.8%	235		1.7%
ADR	$136.04		$134.61		1.1%	$133.61		0.7%
Occupancy	76.9%		77.4%		-0.6%	76.9%		0.7%
RevPAR	$104.66		$104.13		0.5%	$102.80		1.3%

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 241 hotels owned as of December 31, 2018 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 241 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2018	2017	Change 2017 to 2018	2016	Change 2016 to 2017

ADR	$136.11	$135.22	0.7%	$133.89	1.0%
Occupancy	77.0%	77.7%	-0.9%	77.1%	0.8%
RevPAR	$104.80	$105.00	-0.2%	$103.27	1.7%

Index

Same Store Operating Results

The following table reflects certain operating statistics for the 174 hotels owned by the Company as of January 1, 2016 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Years Ended December 31,
	2018	2017	Change 2017 to 2018	2016	Change 2016 to 2017

ADR	$136.92	$136.01	0.7%	$134.71	1.0%
Occupancy	77.2%	77.7%	-0.6%	77.6%	0.1%
RevPAR	$105.70	$105.69	-	$104.50	1.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. Economic indicators in the U.S. have generally been favorable, which has been offset by increased lodging supply in many of the Company’s markets. As a result, the Company’s revenue and operating results for its Comparable Hotels and Same Store Hotels were generally unchanged from 2017 to 2018 and experienced modest growth in 2017 as compared to 2016. The Company expects its RevPAR growth and operating results for its Comparable Hotels in 2019 to be slightly negative to slightly positive compared to its performance in 2018. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership. The Company’s fourth quarter 2017 and 2018 and full year 2017 and 2018 results were impacted by recovery and restoration efforts from hurricanes affecting several markets. During the second half of 2017, the Company experienced an increase in demand as a result of the restoration and recovery efforts in Houston and Austin, Texas and in many of its Florida markets resulting from hurricanes Harvey and Irma. In 2018, the Company’s hotels located in eastern North Carolina, southern Alabama and the Florida Panhandle were affected by hurricanes Florence and Michael, including the closure of the Company’s two hotels in the Panama City, Florida area. Although rooms went back into service at these two hotels throughout the fourth quarter, the Hampton Inn & Suites did not return to full operation until December 2018 and the TownePlace Suites returned to full operation in February 2019. Due to the increased demand from the 2017 hurricanes, and the impact of the hotel closures and associated damage subject to insurance deductibles in 2018, the Company’s Comparable Hotels RevPAR and operating income declined in the fourth quarter of 2018 compared to the same period of 2017. The decline was partially offset by an increase in demand from recovery and restoration efforts in certain markets impacted by the 2018 hurricanes. Although the impact from the 2018 hurricanes should ultimately be mitigated by business interruption insurance, the proceeds from that coverage will not be recognized until received. Any proceeds received are subject to the insurance claims process.

Results of Operations for Years 2018 and 2017

As of December 31, 2018, the Company owned 241 hotels with a total of 30,812 rooms as compared to 239 hotels with a total of 30,322 rooms as of December 31, 2017. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented.  During 2018, the Company acquired one newly constructed hotel on May 2, 2018 and four existing hotels (two on February 5, 2018, one on June 28, 2018 and one on December 7, 2018), and sold three hotels (two on July 13, 2018 and one on November 29, 2018). During 2017, the Company acquired three newly constructed hotels (one on February 2, 2017 and two on September 12, 2017) and three existing hotels (one on October 13, 2017, one on October 20, 2017 and one on December 1, 2017), and sold two hotels (one on April 20, 2017 and one on October 5, 2017). As a result, the comparability of results for the years ended December 31, 2018 and 2017 as discussed below is impacted by these transactions.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue.  For the years ended December 31, 2018 and 2017, the Company had total revenue of $1.3 billion and $1.2 billion, respectively.  For the years ended December 31, 2018 and 2017, respectively, Comparable Hotels achieved combined average occupancy of 77.0% and 77.7%, ADR of $136.11 and $135.22 and RevPAR of $104.80 and $105.00.

Index

During 2018, the Company’s Comparable Hotels experienced a slight increase in ADR and a slight decrease in occupancy as compared to 2017, leaving RevPAR for Comparable Hotels virtually unchanged. Overall, because of its geographic diversity, the Company’s Comparable Hotels’ RevPAR change for 2018 was in line with industry/brand averages. During the fourth quarter of 2018, the Company’s Comparable Hotels’ RevPAR decreased 0.8%. Markets/areas with above average growth in 2018 for the Company and industry included Fort Worth, Texas, Knoxville, Tennessee, Tucson, Arizona, Chicago, Illinois, Norfolk, Virginia and Atlanta, Georgia. Markets that were below average for the Company and industry included Kansas City, Missouri, Houston, Texas, Austin, Texas and Washington, D.C. Comparable Hotels RevPAR in the latter half of 2018 as compared to the same period in the prior year was negatively impacted by the hurricane activity in 2017 and 2018 as described above.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the years ended December 31, 2018 and 2017, respectively, hotel operating expense totaled $715.9 million and $697.4 million or 56.3% of total revenue for each respective year.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue increased approximately 30 basis points for 2018 as compared to 2017. Increases in labor costs as a percentage of revenue during 2018 as compared to 2017 were the primary cause of the increased Comparable Hotels operating expense.  The Company anticipates continued increases in labor costs due to government regulations surrounding wages, healthcare and other benefits, other wage-related initiatives and lower unemployment rates.  The Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2018 and 2017 totaled $74.6 million and $69.4 million, respectively, or 5.9% and 5.6% of total revenue for each respective year. The increase as a percentage of revenue was the same for Comparable Hotels. For the Company’s Comparable Hotels, real estate taxes increased in 2018 compared to 2017, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments in 2019. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted. Additionally, due to increased losses in 2017 for property insurance carriers, the Company’s property insurance costs increased slightly as a percentage of revenue for 2018 as compared to 2017. The Company incurred approximately $1.7 million in remediation and repair costs below its deductibles in 2018 related to wind and water damage at certain of its North Carolina and Florida properties as a result of Hurricanes Florence and Michael. In addition, Hurricane Michael caused the closure of the Company’s two hotels in the Panama City, Florida area in October 2018. Although rooms went back into service at these hotels throughout the fourth quarter, the Hampton Inn & Suites did not return to full operation until December 2018 and the TownePlace Suites returned to full operation in February 2019.

Ground Lease Expense

Ground lease expense for the years ended December 31, 2018 and 2017 was $11.4 million and $11.3 million, respectively. Ground lease expense primarily represents the expense incurred by the Company to lease the underlying land for 14 of its hotels, including expense related to a ground lease that was assumed by the buyer of the Columbus, Georgia TownePlace Suites in July 2018 until the date of sale.

On January 1, 2019, the Company adopted the new accounting standard on leases, electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity, without restating the presentation of periods prior to the effective date. Under this standard, beginning 2019, certain ground leases that were accounted for as operating leases will be accounted for as finance leases. For these finance leases, the Company will recognize depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statements of operations, instead of ground lease expense. While the total expense recognized over the life of a lease will be unchanged, the timing of expense recognition for finance leases will result in higher expense recognition during the earlier years of the lease and lower expense during the later years of the lease. See Note 1 titled “Organization and Summary of Significant Accounting Policies” in Part II, Item 8,

Index

of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional information on the adoption of the new leasing standard.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2018 and 2017 was $24.3 million and $26.3 million, respectively, or 1.9% and 2.1% of total revenue for each respective year. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The decrease in general and administrative expense in 2018 as compared to 2017 was due primarily to a decrease in compensation expense. Based on the Company’s performance in 2018 in relation to the operational performance and shareholder return metrics of the 2018 executive management incentive plan effective January 1, 2018 (“2018 Incentive Plan”), the amounts earned under the 2018 Incentive Plan were lower than the comparable compensation earned under the 2017 executive management incentive plan (“2017 Incentive Plan”), resulting in a decrease in executive compensation expense for 2018 of approximately $3.3 million, as compared to 2017, which is net of a $0.8 million increase in share-based compensation expense related to restricted stock issued under the 2017 Incentive Plan vesting in 2018.

Transaction and Litigation Costs (Reimbursements)

During 2017, transaction and litigation costs (reimbursements) totaled $(2.6) million which primarily related to additional proceeds received in May 2017 from the Company’s directors and officers insurance carriers in connection with a legal settlement that occurred in 2017 related to the Apple Ten merger in 2016.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $3.1 million and $45.9 million for the years ended December 31, 2018 and 2017, respectively, and consisted of impairment charges of $0.5 million and $7.9 million for the two Columbus hotels recorded in 2018 and 2017, respectively, $2.6 million for the Springdale, Arkansas Residence Inn recorded in 2018 and $38.0 million for the New York, New York Renaissance hotel recorded in 2017. See Note 3 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these impairment losses.

Depreciation Expense

Depreciation expense for the years ended December 31, 2018 and 2017 was $183.5 million and $176.5 million, respectively. Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the increase in the number of properties owned as a result of the acquisition of five hotels in 2018 and six hotels in 2017 and renovations completed throughout 2018 and 2017.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2018 and 2017 was $51.2 million and $47.3 million, respectively, and is net of approximately $1.0 million and $1.3 million, respectively, of interest capitalized associated with renovation projects.  Interest expense increased as a result of increased average borrowings in 2018 as compared to 2017 resulting from acquisitions and share repurchases, partially offset by dispositions, combined with an increase in the Company’s effective interest rate during 2018 as compared to 2017, due to (a) the issuance of longer term fixed-rate debt in late 2017 and early 2018, which was used to reduce the Company’s revolving credit facility, resulting in a higher average interest rate than the variable-rate borrowings repaid, and (b) an increase in interest rates on the Company’s variable-rate debt, with the one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) increasing from 1.56% at December 31, 2017 to 2.50% at December 31, 2018. While approximately 74% of the Company’s outstanding debt was effectively fixed-rate debt at December 31, 2018, the Company does expect interest costs for its remaining variable-rate debt to continue to increase in 2019 due to higher expected average interest rates as compared to the prior year. The impact from higher interest rates will be partially mitigated by the Company’s 2018 debt refinancing, resulting in lower spreads charged on outstanding borrowings under its revolving credit facility and $575 million of its outstanding term loans by 10 to 15 basis points, depending on the

Index

Company’s leverage ratio. See Note 5 titled “Debt” in the Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional information concerning the Company’s debt refinancing.

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

Revenues

For the years ended December 31, 2017 and 2016, the Company had total revenue of $1.2 billion and $1.0 billion, respectively.  For the years ended December 31, 2017 and 2016, respectively, Comparable Hotels achieved combined average occupancy of 77.7% and 77.1%, ADR of $135.22 and $133.89 and RevPAR of $105.00 and $103.27. During 2017, the Company experienced modest increases in both occupancy and ADR as compared to 2016, resulting in a 1.7% increase in RevPAR for Comparable Hotels. Markets with above average growth in 2017 for both the Company and industry included Richmond, Virginia, Houston, Texas, Knoxville, Tennessee, Kansas City, Missouri, San Diego, California and Tampa, Florida.  Markets that were below average for both the Company and industry included Dallas, Texas, Austin, Texas and Charlotte, North Carolina.  In the second half of 2017, Houston and certain Florida markets experienced an increase in demand due to evacuation and restoration efforts related to hurricanes Harvey and Irma, which led to increased RevPAR for the Company and industry in those markets.  While certain of the Company’s hotels incurred minor wind and water related damage from the hurricanes, the overall impact was not material. The Company’s growth during 2017 was also impacted by a decline in the Los Angeles, California market due to outsized growth in 2016 from the Porter Ranch gas leak.

Hotel Operating Expense

For the years ended December 31, 2017 and 2016, respectively, hotel operating expense totaled $697.4 million and $582.8 million or 56.3% and 56.0% of total revenue for each respective year.  For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue increased approximately 90 basis points for 2017 as compared to 2016. During 2017, the Company experienced increases in labor costs as a percentage of revenue, which was the primary cause of the increase in Comparable Hotels operating expense.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2017 and 2016 totaled $69.4 million and $56.9 million, respectively, or 5.6% and 5.5% of total revenue for each respective year, and for Comparable Hotels, 5.6% of total revenue for each year. For the Company’s Comparable Hotels, real estate taxes increased slightly in 2017 compared to 2016, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments.

Ground Lease Expense

Ground lease expense for the years ended December 31, 2017 and 2016 was $11.3 million and $10.4 million, respectively. Ground lease expense primarily represents the expense incurred by the Company to lease land for 14 of its hotel properties, including four hotels acquired in the Apple Ten merger effective September 1, 2016.

Index

General and Administrative Expense

General and administrative expense for the years ended December 31, 2017 and 2016 was $26.3 million and $17.0 million, respectively, or 2.1% and 1.6% of total revenue for each respective year. Through August 31, 2016, the Company provided to Apple Ten the advisory services contemplated under its advisory agreement, and the Company received fees and reimbursement of expenses payable under the advisory agreement from Apple Ten totaling approximately $3.5 million, which were recorded as reductions to general and administrative expenses. Effective September 1, 2016, in connection with the completion of the Apple Ten merger, the advisory agreement was terminated and the Company no longer receives the fees and reimbursement of expenses payable under the advisory agreement from Apple Ten, which resulted in an increase in the Company’s general and administrative expense from the prior year. Although expense for the Company in total dollars increased from the prior year, since both the advisory fees and reimbursed costs received by the Company from Apple Ten were recorded as general and administrative expense by Apple Ten and as reductions to general and administrative expense by the Company, the termination of the advisory agreement had no financial impact on the combined company after the effective time of the Apple Ten merger. General and administrative expense also increased in 2017 as compared to 2016 due to an increase in compensation expense. Based on the Company’s performance in 2017 in relation to the operational performance and shareholder return metrics of the 2017 Incentive Plan, the amounts earned under the 2017 Incentive Plan were higher than the comparable compensation earned under the 2016 executive management incentive plan, resulting in an increase in executive compensation expense for 2017 of approximately $4.5 million, as compared to 2016.

Transaction and Litigation Costs (Reimbursements)

Transaction and litigation costs (reimbursements) for the years ended December 31, 2017 and 2016 were approximately $(2.6) million and $35.0 million, respectively. Transaction and litigation costs (reimbursements) for 2017 primarily related to additional proceeds received in May 2017 from the Company’s directors and officers insurance carriers in connection with a legal settlement that occurred in 2017 related to the Apple Ten merger. Transaction and litigation costs (reimbursements) for 2016 consisted primarily of (i) costs related to the Apple Ten merger totaling approximately $29.2 million (including approximately $25.1 million in costs related to the Apple Ten merger litigation, net of directors and officers insurance proceeds), (ii) $5.5 million of costs incurred to settle the litigation related to Apple Seven’s and Apple Eight’s terminated Dividend Reinvestment Plans, funded by the Company in January 2018, and (iii) other acquisition related costs totaling approximately $0.4 million. On January 1, 2017, the Company adopted the accounting standard on business combinations that modifies the definition of a business.  Under this guidance, acquisition of hotel properties will generally be accounted for as an acquisition of a group of assets with transaction costs associated with the acquisition capitalized as part of the cost of the asset acquired instead of expensed in the period they are incurred.  In accordance with this standard, the Company capitalized approximately $0.4 million in transaction costs related to the acquisition of six hotels during 2017.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $45.9 million and $5.5 million for the years ended December 31, 2017 and 2016, respectively, and consisted of impairment charges of $38.0 million for the New York, New York Renaissance hotel recorded in 2017, $7.9 million for the two Columbus hotels recorded in 2017, and $5.5 million for the Chesapeake, Virginia Marriott hotel recorded in 2016. See Note 3 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these impairment losses.

Depreciation Expense

Depreciation expense for the years ended December 31, 2017 and 2016 was $176.5 million and $148.2 million, respectively. The increase was primarily due to the increase in the number of properties owned as a result of the acquisition of six hotels in 2017, the Apple Ten merger effective September 1, 2016, the acquisition of one hotel on July 1, 2016 and renovations completed throughout 2017 and 2016.

Index

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2017 and 2016 was $47.3 million and $40.0 million, respectively, and is net of approximately $1.3 million and $1.6 million, respectively, of interest capitalized associated with renovation projects.  The increase in interest expense was primarily due to an increase in the Company’s average outstanding borrowings during 2017 as compared to 2016 which is primarily attributable to (a) mortgage debt assumed in the Apple Ten merger effective September 1, 2016 and (b) borrowings to fund (i) the cash payment portion of the Apple Ten merger, (ii) the repayment of Apple Ten’s outstanding balance on its extinguished credit facility assumed in the merger and (iii) the acquisition of seven hotels (six in 2017 and one on July 1, 2016), which increases were partially offset by proceeds from the sale of three hotels (one in December 2016, one in April 2017 and one in October 2017) and issuance of common shares in the fourth quarter of 2017 under the Company’s ATM Program. Although during 2017 variable interest rates increased in the U.S. with one-month LIBOR increasing from 0.77% at December 31, 2016 to 1.56% at December 31, 2017, the Company was able to offset the increases by hedging a portion of its variable-rate debt and entering into fixed-rate mortgages, achieving comparable effective borrowing rates for 2016 and 2017.

Non-GAAP Financial Measures

The Company considers the following non-GAAP financial measures useful to investors as key supplemental measures of its operating performance: Funds from Operations (“FFO”), Modified FFO (“MFFO”), Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), and Adjusted EBITDAre (“Adjusted EBITDAre”). These non-GAAP financial measures should be considered along with, but not as alternatives to, net income, cash flow from operations or any other operating GAAP measure. FFO, MFFO, EBITDA, EBITDAre and Adjusted EBITDAre are not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although FFO, MFFO, EBITDA, EBITDAre and Adjusted EBITDAre, as calculated by the Company, may not be comparable to FFO, MFFO, EBITDA, EBITDAre and Adjusted EBITDAre as reported by other companies that do not define such terms exactly as the Company defines such terms, the Company believes these supplemental measures are useful to investors when comparing the Company’s results between periods and with other REITs.

FFO and MFFO

The Company calculates and presents FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”), which defines FFO as net income (computed in accordance with GAAP), excluding gains and losses from the sale of certain real estate assets (including gains and losses from change in control), extraordinary items as defined by GAAP, and the cumulative effect of changes in accounting principles, plus real estate related depreciation, amortization and impairments, and adjustments for unconsolidated affiliates. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. The Company further believes that by excluding the effects of these items, FFO is useful to investors in comparing its operating performance between periods and between REITs that report FFO using the Nareit definition. FFO as presented by the Company is applicable only to its common shareholders, but does not represent an amount that accrues directly to common shareholders.

The Company further adjusts FFO for certain additional items, including (i) the exclusion of transaction and litigation costs (reimbursements), as these costs do not represent ongoing operations, and (ii) the exclusion of amortization of favorable and unfavorable leases, net and non-cash straight-line ground lease expense, as these expenses do not reflect the underlying performance of the related hotels. The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

Index

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Years Ended December 31,
	2018	2017	2016
Net income	$206,086	$182,492	$144,652
Depreciation of real estate owned	182,527	175,581	147,244
(Gain) loss on sale of real estate	(152)	(16,295)	153
Loss on impairment of depreciable real estate assets	3,135	45,875	5,471
Funds from operations	391,596	387,653	297,520
Transaction and litigation costs (reimbursements)	-	(2,586)	34,989
Amortization of favorable and unfavorable leases, net	647	663	674
Non-cash straight-line ground lease expense	3,542	3,700	3,419
Modified funds from operations	$395,785	$389,430	$336,602

EBITDA, EBITDAre and Adjusted EBITDAre

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

In addition to EBITDA, the Company also calculates and presents EBITDAre in accordance with standards established by Nareit, as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate.” Nareit defines EBITDAre as EBITDA, excluding gains and losses from the sale of certain real estate assets (including gains and losses from change in control), plus real estate related impairments, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates. The Company presents EBITDAre because it believes that it provides further useful information to investors in comparing its operating performance between periods and between REITs that report EBITDAre using the Nareit definition.

The Company also considers the exclusion of certain additional items from EBITDAre useful, including (i) the exclusion of transaction and litigation costs (reimbursements), as these costs do not represent ongoing operations, and (ii) the exclusion of non-cash straight-line ground lease expense, as this expense does not reflect the underlying performance of the related hotels.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Years Ended December 31,
	2018	2017	2016
Net income	$206,086	$182,492	$144,652
Depreciation	183,482	176,499	148,163
Amortization of favorable and unfavorable leases, net	647	663	674
Interest and other expense, net	51,185	47,343	40,026
Income tax expense	587	847	431
EBITDA	441,987	407,844	333,946
(Gain) loss on sale of real estate	(152)	(16,295)	153
Loss on impairment of depreciable real estate assets	3,135	45,875	5,471
EBITDAre	444,970	437,424	339,570
Transaction and litigation costs (reimbursements)	-	(2,586)	34,989
Non-cash straight-line ground lease expense	3,542	3,700	3,419
Adjusted EBITDAre	$448,512	$438,538	$377,978

Index

Hotels Owned

As of December 31, 2018, the Company owned 241 hotels with an aggregate of 30,812 rooms located in 34 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,807
Courtyard	40	5,460
Hampton	40	5,029
Homewood Suites	34	3,831
Residence Inn	33	3,939
SpringHill Suites	16	2,159
Fairfield	11	1,300
TownePlace Suites	11	1,110
Home2 Suites	8	910
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	208
Hyatt Place	1	127
Total	241	30,812

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	12	1,644
Arkansas	3	336
California	27	3,807
Colorado	4	567
Florida	24	2,978
Georgia	6	672
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	4	541
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	2	244
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	553
North Carolina	12	1,337
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	34	4,072
Utah	3	393
Virginia	14	2,067
Washington	4	609
Total	241	30,812

Index

Refer to Part I, Item 2, of this Annual Report on Form 10-K for a table summarizing the location, brand, manager, date acquired or completed and number of rooms for each of the 241 hotels the Company owned as of December 31, 2018.

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

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2018 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$130,781	$20,736	$110,045	$-	$-
Debt (including interest of $275.9 million)	1,693,507	87,052	183,440	752,160	670,855
Ground Leases	436,750	7,594	16,135	17,000	396,021
	$2,261,038	$115,382	$309,620	$769,160	$1,066,876

Capital Resources

The Company’s principal daily sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its revolving credit facility. Periodically the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties and offerings of the Company’s common shares.

On July 27, 2018, the Company entered into an amendment and restatement of its $965 million credit facility, reducing the borrowing capacity to $850 million and, on August 2, 2018, the Company entered into an amendment and restatement of its $150 million term loan facility, increasing the borrowing capacity to $225 million, thereby reducing the overall total borrowing capacity of the facilities by $40 million. The amendments and restatements effectively extended the maturity dates of both facilities, reduced the annual interest rates and improved certain covenants as compared to the prior agreements.

As of December 31, 2018, the Company had approximately $1.4 billion of total outstanding debt consisting of $488.8 million of mortgage debt and $928.8 million outstanding under its credit facilities, which include its $850 million credit facility, its $225 million term loan facility and its $85 million term loan (together, the “credit facilities”), excluding unamortized debt issuance costs and fair value adjustments. The Company’s unused borrowing capacity under its credit facilities as of December 31, 2018 was $231.2 million, consisting of $156.2 million available under its $425 million revolving credit facility, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders, and $75.0 million under its $225 million term loan facility, which was drawn by the Company on January 29, 2019 and used to pay down borrowings on the Company’s revolving credit facility.

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.  The Company was in compliance with the applicable covenants at December 31, 2018 and anticipates being in compliance during 2019.

Index

See Note 5 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a description of the Company’s debt instruments as of December 31, 2018 and a summary of the financial and restrictive covenants as defined in the credit agreements.

The Company’s ATM Program allows it to sell, from time to time, up to an aggregate of $300 million of its common shares through sales agents. Since inception of the ATM Program in February 2017 through December 31, 2018, the Company has sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million and proceeds net of offering costs of approximately $137.5 million, including the sale of approximately 0.2 million common shares during the first quarter of 2018 at a weighted-average market sales price of approximately $19.73 per common share and approximately 6.9 million common shares in the fourth quarter of 2017 at a weighted-average market sales price of approximately $19.55 per common share. The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility. Future sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common shares and opportunities for uses of any proceeds.

As discussed in Note 4, “Dispositions and Hotel Sale Contracts” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, as of December 31, 2018 the Company had an outstanding contract to sell 16 of its hotels for a gross sales price of $175.0 million. This contract was terminated in February 2019 and the Company entered into two purchase and sale agreements with the same unrelated party for the sale of a total of nine properties for a total combined gross sales price of $95 million. The Company holds a non-refundable deposit of $7 million on these contracts. If the closings occur, these sales are expected to be completed in the first half of 2019. The Company plans to use the net proceeds from the sales to pay down borrowings on its revolving credit facility.

Capital Uses

The Company anticipates that cash flow from operations, availability under its credit facilities, additional borrowings and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, share repurchases, and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

Distributions

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions paid for each of the three years ended December 31, 2018 were $1.20 per common share and were paid at a monthly rate of $0.10 per common share for a total of approximately $275.9 million, $267.9 million and $229.1 million, respectively.  For the same periods, the Company’s net cash generated from operations was approximately $404.8 million, $384.1 million and $331.2 million, respectively.

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

Share Repurchases

During 2018, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $464 million. The Share Repurchase Program may be

Index

suspended or terminated at any time by the Company and will end in July 2019 if not terminated earlier. During 2018, the Company purchased approximately 6.6 million of its common shares at a weighted-average market purchase price of approximately $15.87 per common share for an aggregate purchase price, including commissions, of approximately $104.3 million and, in 2016, purchased approximately 0.4 million of its common shares at a weighted-average market purchase price of approximately $17.72 per common share for an aggregate purchase price, including commissions, of approximately $7.9 million. The Company did not repurchase any common shares under its Share Repurchase Program during 2017. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. As of December 31, 2018, approximately $364.0 million remained available for purchase under the Share Repurchase Program. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of December 31, 2018, the Company held approximately $30.1 million in reserve related to these properties. During 2018, the Company invested approximately $71.1 million in capital expenditures and anticipates spending approximately $80 to $90 million during 2019, which includes various scheduled renovation projects for approximately 30 to 35 properties.  The Company does not currently have any existing or planned projects for development.

Hotel Purchase Contract Commitments

As of January 31, 2019, the Company had outstanding contracts for the potential purchase of six hotels for a total purchase price of approximately $162.5 million, five of which are under development and are planned to be completed and opened for business over the next three to 24 months from December 31, 2018, at which time closings on these hotels are expected to occur, and one existing hotel that is expected to close in the first quarter of 2019. Although the Company is working towards acquiring these six hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. It is anticipated that the purchase price for the six hotels will be funded through the Company’s credit facilities.

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

Management and Franchise Agreements

Each of the Company’s 241 hotels owned as of December 31, 2018 is operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company. Sixteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the hotels they manage were required to obtain separate franchise agreements with the applicable franchisor. See Note 10 titled “Management and Franchise Agreements” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to the management and franchise agreements, including a listing of the Company’s hotel management companies. For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $43.9 million, $42.7 million

Index

and $35.6 million, respectively, in management fees. For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $54.5 million, $52.9 million and $44.2 million, respectively, in franchise royalty fees.

Impact of Inflation

The Company relies on the performance of its hotels and the ability of its hotel operators to increase revenue to keep pace with inflation. Hotel operators, in general, possess the ability to adjust room rates daily to reflect the effects of inflation on the Company’s operating expenses. However, recent competitive pressures have and may continue to limit the operators’ ability to raise room rates and, as a result, the Company may not be able to offset increased operating expenses with increases in revenue.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Beginning January 1, 2017, acquisitions of hotel properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred. Prior to January 1, 2017, the Company’s acquisitions of hotel properties were accounted for as acquisitions of existing businesses, and therefore all transaction costs associated with the acquisitions were expensed as incurred.

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

Index

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of three properties recorded in 2018, three properties recorded in 2017 and one property recorded in 2016 totaling approximately $3.1 million, $45.9 million and $5.5 million, respectively, as discussed herein under “Results of Operations” and in Note 3 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for information on the adoption of accounting standards in 2018 and the anticipated adoption of recently issued accounting standards.

 Subsequent Events

In both January 2019 and February 2019, the Company paid approximately $22.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In February 2019, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2019. The distribution is payable on March 18, 2019.

In January 2019, the Company entered into a contract to purchase an existing 160-room Hampton Inn & Suites in St. Paul, Minnesota, for a gross purchase price of $31.7 million. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

During the month of January 2019, the Company purchased, under its Share Repurchase Program, approximately 0.2 million of its common shares, at a weighted-average market purchase price of approximately $14.81 per common share, for an aggregate purchase price of approximately $3.6 million.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2018, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps.  As of December 31, 2018, after giving effect to interest rate swaps, as described below, approximately $371.3 million, or approximately 26% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2018, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.7 million, all other factors remaining the same.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company’s cash balance at December 31, 2018 was $0.

As of December 31, 2018, the Company’s variable-rate debt consisted of its credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $735 million term loan capacity, of which $660 million was outstanding and the remaining $75 million was funded on January 29, 2019.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2018, the Company had six interest rate swap agreements that effectively fix the interest payments on approximately $557.5 million of the Company’s variable-rate debt outstanding.  In addition, in June 2018, the Company entered into an interest rate swap agreement which, beginning January 31, 2019, will effectively fix the interest rate on $50 million of its variable-rate debt, and in December 2018, the Company entered into two interest rate swap agreements which, beginning January 31, 2020 and May 18, 2020, will effectively fix the interest rate on $25 million and $50 million, respectively, of its variable-rate debt. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR.

 In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its credit facilities at December 31, 2018.  All dollar amounts are in thousands.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$33,805	$28,349	$47,586	$378,052	$295,616	$634,165	$1,417,573	$1,396,638
Average interest rates (1)	3.7%	3.9%	3.9%	3.9%	3.9%	4.0%

Variable rate debt:
Maturities	$-	$-	$-	$268,800	$250,000	$410,000	$928,800	$929,435
Average interest rates (1)	3.4%	3.6%	3.8%	3.8%	3.9%	4.0%

Fixed rate debt:
Maturities	$33,805	$28,349	$47,586	$109,252	$45,616	$224,165	$488,773	$467,203
Average interest rates	4.4%	4.4%	4.4%	4.2%	4.1%	4.1%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Index

Item 8.	Financial Statements and Supplementary Data

Report of Management

on Internal Control over Financial Reporting

February 25, 2019

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apple Hospitality REIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(2) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

February 25, 2019

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

Richmond, Virginia

February 25, 2019

Index

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2018	2017

Assets
Investment in real estate, net of accumulated depreciation of $909,893 and $731,284, respectively	$4,816,410	$4,793,159
Restricted cash-furniture, fixtures and other escrows	33,632	29,791
Due from third party managers, net	29,091	31,457
Other assets, net	49,539	47,931
Total Assets	$4,928,672	$4,902,338

Liabilities
Debt, net	$1,412,242	$1,222,196
Accounts payable and other liabilities	107,420	109,057
Total Liabilities	1,519,662	1,331,253

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,997,348 and 229,961,548 shares, respectively	4,495,073	4,588,188
Accumulated other comprehensive income	10,006	9,778
Distributions greater than net income	(1,096,069)	(1,026,881)
Total Shareholders’ Equity	3,409,010	3,571,085

Total Liabilities and Shareholders’ Equity	$4,928,672	$4,902,338

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Room	$1,172,331	$1,143,987	$956,119
Food and beverage	62,600	66,030	59,558
Other	35,624	28,605	25,348
Total revenue	1,270,555	1,238,622	1,041,025

Expenses:
Hotel operating expense:
Operating	315,363	310,756	262,432
Hotel administrative	102,019	99,745	81,099
Sales and marketing	105,834	100,877	82,663
Utilities	42,474	41,909	35,585
Repair and maintenance	51,813	48,463	41,249
Franchise fees	54,494	52,930	44,225
Management fees	43,937	42,722	35,586
Total hotel operating expense	715,934	697,402	582,839
Property taxes, insurance and other	74,640	69,391	56,860
Ground lease	11,364	11,313	10,409
General and administrative	24,294	26,341	17,032
Transaction and litigation costs (reimbursements)	-	(2,586)	34,989
Loss on impairment of depreciable real estate assets	3,135	45,875	5,471
Depreciation	183,482	176,499	148,163
Total expense	1,012,849	1,024,235	855,763

Gain (loss) on sale of real estate	152	16,295	(153)

Operating income	257,858	230,682	185,109

Interest and other expense, net	(51,185)	(47,343)	(40,026)

Income before income taxes	206,673	183,339	145,083

Income tax expense	(587)	(847)	(431)

Net income	$206,086	$182,492	$144,652

Other comprehensive income:
Interest rate derivatives	228	5,189	6,646

Comprehensive income	$206,314	$187,681	$151,298

Basic and diluted net income per common share	$0.90	$0.82	$0.76

Weighted average common shares outstanding - basic and diluted	229,659	223,526	190,856

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Distributions Greater Than Net Income
	Number of Shares	Amount			Total

Balance at December 31, 2015	174,368	$3,500,584	$(2,057)	$(851,469)	$2,647,058
Share based compensation, net	284	5,611	-	-	5,611
Issuance of common shares, net	48,730	954,879	-	-	954,879
Common shares repurchased	(443)	(7,869)	-	-	(7,869)
Interest rate derivatives	-	-	6,646	-	6,646
Net income	-	-	-	144,652	144,652
Distributions declared to shareholders ($1.20 per share)	-	-	-	(233,913)	(233,913)
Balance at December 31, 2016	222,939	4,453,205	4,589	(940,730)	3,517,064
Share based compensation, net	115	2,178	-	-	2,178
Issuance of common shares, net	6,908	132,805	-	-	132,805
Interest rate derivatives	-	-	5,189	-	5,189
Net income	-	-	-	182,492	182,492
Distributions declared to shareholders ($1.20 per share)	-	-	-	(268,643)	(268,643)
Balance at December 31, 2017	229,962	4,588,188	9,778	(1,026,881)	3,571,085
Share based compensation, net	362	6,512	-	-	6,512
Issuance of common shares, net	243	4,677	-	-	4,677
Common shares repurchased	(6,570)	(104,304)	-	-	(104,304)
Interest rate derivatives	-	-	228	-	228
Net income	-	-	-	206,086	206,086
Distributions declared to shareholders ($1.20 per share)	-	-	-	(275,274)	(275,274)
Balance at December 31, 2018	223,997	$4,495,073	$10,006	$(1,096,069)	$3,409,010

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$206,086	$182,492	$144,652
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	183,482	176,499	148,163
Loss on impairment of depreciable real estate assets	3,135	45,875	5,471
(Gain) loss on sale of real estate	(152)	(16,295)	153
Other non-cash expenses, net	7,972	7,120	6,747
Changes in operating assets and liabilities, net of amounts acquired or assumed with acquisitions:
Decrease in due from third party managers, net	2,027	17	5,164
(Increase) decrease in other assets, net	(772)	11,235	(10,775)
Increase (decrease) in accounts payable and other liabilities	3,034	(22,872)	31,596
Net cash provided by operating activities	404,812	384,071	331,171

Cash flows from investing activities:
Cash consideration in Apple Ten merger, net of restricted cash acquired	-	-	(82,328)
Acquisition of hotel properties, net	(150,746)	(162,903)	(23,994)
Deposits and other disbursements for potential acquisitions	(537)	(1,359)	(510)
Capital improvements	(74,293)	(63,305)	(65,128)
Net proceeds from sale of real estate	15,416	69,311	9,760
Net cash used in investing activities	(210,160)	(158,256)	(162,200)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	4,677	132,993	(1,207)
Repurchases of common shares	(104,304)	-	(7,869)
Repurchases of common shares to satisfy employee withholding requirements	(1,525)	(692)	(1,459)
Distributions paid to common shareholders	(275,892)	(267,917)	(229,056)
Net proceeds from existing revolving credit facility	268,800	-	-
Net (payments on) proceeds from extinguished revolving credit facilities	(106,900)	(163,100)	44,100
Proceeds from term loans	575,000	85,000	150,000
Repayment of term loans	(575,000)	-	-
Proceeds from mortgage debt	44,000	30,000	94,000
Payments of mortgage debt	(12,663)	(39,920)	(207,694)
Financing costs	(7,004)	(1,813)	(3,012)
Net cash used in financing activities	(190,811)	(225,449)	(162,197)

Net change in cash, cash equivalents and restricted cash	3,841	366	6,774

Cash, cash equivalents and restricted cash, beginning of period	29,791	29,425	22,651

Cash, cash equivalents and restricted cash, end of period	$33,632	$29,791	$29,425

Supplemental cash flow information:
Interest paid	$50,312	$46,885	$41,884
Income taxes paid	$887	$877	$1,104

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$22,400	$23,020	$22,294
Mortgage debt assumed by buyer upon sale of real estate	$-	$27,073	$-
Stock consideration in Apple Ten merger (see note 2)	$-	$-	$956,086

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$-	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	29,791	29,425	22,651
Cash, cash equivalents and restricted cash, beginning of period	$29,791	$29,425	$22,651

Cash and cash equivalents, end of period	$-	$-	$-
Restricted cash-furniture, fixtures and other escrows, end of period	33,632	29,791	29,425
Cash, cash equivalents and restricted cash, end of period	$33,632	$29,791	$29,425

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States.  The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2018, the Company owned 241 hotels with an aggregate of 30,812 rooms located in 34 states. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation listed in the Index at Item 15(2) has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables

Index

and other information which is subjective in nature. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which is intended to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Accordingly, beginning January 1, 2017, acquisitions of hotel properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred. Prior to January 1, 2017, the Company’s acquisitions of hotel properties were accounted for as acquisitions of existing businesses, and therefore all transaction costs associated with the acquisitions were expensed as incurred.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of three properties recorded in 2018, three properties recorded in 2017 and one property recorded in 2016 totaling approximately $3.1 million, $45.9 million and $5.5 million, respectively, as discussed in Note 3.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2018 and 2017, the Company did not have any assets classified as held for sale.

Revenue Recognition

Revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other hotel revenues, and are presented on a disaggregated basis in the Company’s consolidated statements of operations. The Company recognizes hotel operating revenue when guestrooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. Room revenue is recognized when the Company’s hotels satisfy their performance obligation of providing a hotel room. The hotel reservation defines the terms of the agreement including

Index

an agreed-upon rate and length of stay. Food and beverage revenue is recognized at the time the food or beverage is purchased by and provided to the customer. Other operating revenue is recognized at the time when the goods or services are provided to the customer or when the performance obligation is satisfied. Payment is due at the time that goods or services are rendered or billed. For room revenue, payment is typically due and paid in full at the end of the stay with some customers prepaying for their rooms prior to the stay. Payments received from a customer prior to arrival are recorded as an advance deposit and are recognized as revenue at the time of occupancy. See “Accounting Standards Recently Adopted” below for further discussion of revenue recognition.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is comprised of unrealized gains or losses resulting from hedging activity.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Basic and dilutive net income per common share were the same for each of the years presented.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation, transaction and litigation costs (reimbursements), straight-line ground lease expense, amortization of favorable and unfavorable leases, loss on impairment of depreciable real estate assets and gain (loss) on sale of real estate assets. The characterization of 2018 paid distributions of $1.20 per share for tax purposes was 84% ordinary income and 16% return of capital, 2017 paid distributions of $1.20 per share for tax purposes was 94% ordinary income and 6% return of capital, and 2016 paid distributions of $1.20 per share for tax purposes was 76% ordinary income and 24% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. Due to historical cumulative operating losses, the taxable REIT subsidiary did not incur federal income tax for the three years ended December 31, 2018 and recorded a valuation allowance against the entire deferred asset for all periods presented. The total net operating loss carry forward for federal income tax purposes was approximately $94 million as of December 31, 2018, $95 million as of December 31, 2017 and $94 million as of December 31, 2016. The net operating losses expire beginning in 2028. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for the carrying value (basis) of the investment in properties. The Company’s income tax expense as shown in the consolidated statements of operations primarily includes franchise and income taxes at the state jurisdiction level, which do not have any associated material deferred taxes.

As of December 31, 2018, the tax years that remain subject to examination by major tax jurisdictions generally include 2015-2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law and became effective as of January 1, 2018. The legislation significantly changed U.S. federal tax law by, among other things, lowering the corporate tax rate to a flat rate of 21%, repealing the corporate alternative minimum tax and implementing limitations on net operating loss carryovers and the deduction of net interest expense. Based on the Company’s 2018 assessment, none of the changes instituted by the Act had a material impact on the Company’s consolidated financial statements.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Index

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity. Effective November 5, 2018, the Securities and Exchange Commission (“SEC”) eliminated Rule 3-15(a)(1) of Regulation S-X which had required REITs to present gains and losses on the sale of real estate outside of operating income in the consolidated statements of operations. As a result, the Company has included gain (loss) on sale of real estate that is not a discontinued operation as a component of operating income in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment.

Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. The Company evaluated each of its revenue streams under the new standard and concluded that the adoption of this standard did not impact the amount or timing of revenue recognition in the Company’s consolidated financial statements. The Company also considered and determined that presenting revenue disaggregated by rooms, food and beverage, and other in its consolidated statements of operations and comprehensive income reflects the nature and timing of its significant revenue streams and has reclassified prior period amounts to conform to the current period presentation.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. Under this standard, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statements of cash flows. The Company adopted this standard as of January 1, 2018. Amounts included in restricted cash on the Company’s consolidated balance sheets are now included with cash and cash equivalents in the Company’s consolidated statements of cash flows for all periods presented. The adoption of this standard required retrospective revision to the statements of cash flows for the years ended December 31, 2017 and 2016. Other than the reclassification of restricted cash balances and activity in the statements of cash flows, the adoption of the standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of ASC Subtopic 610-20 and adds guidance for the derecognition of nonfinancial assets, including partial sales. The provisions of this standard must be applied at the same time as the adoption of ASU No. 2014-09. The Company adopted this standard as of January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statement and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to enable entities

Index

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

Accounting Standards Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similar to the previous guidance for operating leases. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provides further transition relief by including an option to not evaluate land easements that exist or have expired prior to the date of adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which includes amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which gives entities another option for transition and provides lessors with a practical expedient. Under ASU No. 2018-11, entities are provided an additional (and optional) transition method, which the Company elected, to adopt Topic 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings for the effects of initially applying Topic 842 in the period of adoption. Consequently, an entity’s reporting for periods presented prior to adoption of the new lease requirements in the consolidated financial statements would continue in accordance with current GAAP, Leases (Topic 840), including disclosures. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, which clarifies the accounting by lessors for taxes collected from lessees, certain lessor costs either paid by lessees directly to third parties or paid by the lessor and reimbursed by the lessee, and variable payments received by lessors for contracts with lease and nonlease components. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.

The Company adopted this standard effective January 1, 2019, electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity, without restating the presentation of periods prior to the effective date. The Company has elected to apply certain practical expedients allowed under the standard including (i) to use hindsight in determining the term as well as assessing the impairment of its existing leases, (ii) to not assess whether existing land easements not previously accounted for as leases are, or contain leases, and (iii) to not evaluate short-term leases. The Company has elected not to apply the package of practical expedients under the standard which would have allowed the Company to not reassess at the date of adoption: (i) whether any existing contracts meet the definition of a lease, (ii) the lease classification for any existing leases, and (iii) the accounting for initial direct costs of any existing leases. The Company is the lessee on certain ground leases and hotel equipment leases, which represents a majority of the Company’s current operating lease payments, and will record right of use assets and lease liabilities for these leases under the new standard. The Company is also a lessor in certain retail lease agreements related to its real estate, however, it does not anticipate any material change to the accounting for these leasing arrangements. The Company expects to record a right of use asset of between $110 million and $125 million in the first quarter of 2019 for the present value of the remaining minimum lease payments under the leases, and will also reclassify its intangible assets for below market leases and intangible liabilities for above market leases to the beginning right of use asset. The Company also expects to classify four of its ground leases as financing leases under Topic 842. The combined right of use asset for these leases is anticipated to be between $100 million and $110 million as of January 1, 2019, which is included in the total range shown above. For these finance leases, the Company will recognize depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statements of operations, instead of ground lease expense. While the total expense recognized over the life of a lease will be unchanged, the timing of expense recognition for finance leases will result in higher expense recognition during the earlier years of the lease and lower expense during the later years of the lease.

Index

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds fair value disclosure requirements, including a new requirement to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. Certain disclosures are required to be applied retrospectively and others applied prospectively. This standard is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt this standard on January 1, 2020. Based on the Company’s assessment, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2

Merger with Apple REIT Ten, Inc.

Effective September 1, 2016, the Company completed its merger with Apple REIT Ten, Inc. (“Apple Ten”) (the “merger” or “Apple Ten merger”) which added 56 hotels located in 17 states, with an aggregate of 7,209 rooms, to the Company’s real estate portfolio. For the purpose of accounting for the transaction, the aggregate value of the merger consideration paid to Apple Ten shareholders was estimated to be approximately $1.0 billion, and was comprised of approximately $956.1 million for the issuance of approximately 48.7 million common shares of the Company valued at $19.62 per share, which was the closing price of the Company’s common shares on August 31, 2016 (the date that the merger was approved by each company’s respective shareholders), and $93.6 million in cash (including $11.3 million of restricted cash acquired), which was funded through borrowings on the Company’s revolving credit facility. The Company accounted for the merger in accordance with ASC 805, Business Combinations, therefore all costs (reimbursements) related to the merger were recorded in the period incurred and included in transaction and litigation costs (reimbursements) in the Company’s consolidated statements of operations. In connection with the merger, the Company incurred approximately $29.2 million in merger costs for the year ended December 31, 2016, which included $25.1 million in net costs related to the Apple Ten merger litigation (consisting of $32.0 million funded by the Company in January 2017 to settle the litigation, plus approximately $3.1 million in legal costs incurred to defend the litigation, less $10.0 million in proceeds received from its director and officer insurance carriers in January 2017). In May 2017, the Company received an additional $2.6 million of reimbursements from its directors and officers insurance carriers which were included as reductions in transaction and litigation costs (reimbursements) for the year ended December 31, 2017. Further discussion of the merger litigation settlement is included in Note 14.

As contemplated in the Merger Agreement, in connection with the completion of the merger, the advisory and related party arrangements with respect to the Company, Apple Ten and Apple Ten’s advisors, as described in more detail in Note 7, were terminated.

Note 3

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017

Land	$737,822	$720,465
Building and Improvements	4,503,728	4,362,929
Furniture, Fixtures and Equipment	471,399	428,734
Franchise Fees	13,354	12,315
	5,726,303	5,524,443
Less Accumulated Depreciation	(909,893)	(731,284)
Investment in Real Estate, net	$4,816,410	$4,793,159

As of December 31, 2018, the Company owned 241 hotels with an aggregate of 30,812 rooms located in 34 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Index

2018 and 2017 Acquisitions

During 2018, the Company acquired five hotels. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired during 2018. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price (1)
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119	$24,000
Memphis	TN	Hampton	Crestline	2/5/2018	144	39,000
Phoenix	AZ	Hampton	North Central	5/2/2018	210	44,300
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132	29,500
Jacksonville	FL	Hyatt Place	LBA	12/7/2018	127	15,400
					732	$152,200

(1)     The gross purchase price excludes transaction costs.

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

The Company used borrowings under its revolving credit facility to purchase each of these hotels. The acquisitions of these hotel properties were accounted for as an acquisition of a group of assets, with costs incurred to effect the acquisition, which were not significant, capitalized as part of the cost of the assets acquired. For the five hotels acquired during 2018, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2018 was approximately $20.1 million and $5.3 million, respectively. For the six hotels acquired during 2017, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2017 was approximately $8.9 million and $1.4 million, respectively.

Loss on Impairment of Depreciable Real Estate Assets

During the years ended December 31, 2018, 2017 and 2016, the Company recorded impairment losses totaling approximately $3.1 million, $45.9 million and $5.5 million.

During the second quarter of 2018, the Company identified three properties for potential sale: the Columbus, Georgia SpringHill Suites and TownePlace Suites (the “two Columbus hotels”) and the Springdale, Arkansas Residence Inn. In May 2018, the Company entered into separate contracts with the same unrelated party for the sale of the two Columbus hotels. As a result, the Company recognized an impairment loss of approximately $0.5 million in the second quarter of 2018, representing the difference between the carrying values of the two Columbus hotels and the contracted sales prices, net of estimated selling costs, which are Level 1 inputs under the fair value hierarchy. As further discussed in Note 4, the Company completed the sale of the two Columbus hotels in July 2018. As of June 30, 2018, the Company had committed to sell the Springdale, Arkansas Residence Inn and received offers from unrelated parties that it was pursuing at that time. Due to the change in the anticipated hold period for this hotel, the

Index

Company reviewed the estimated undiscounted cash flows to be generated by the property and determined that the undiscounted cash flows were less than its carrying value. As a result, the Company recognized an impairment loss of approximately $2.6 million in the second quarter of 2018 to adjust the basis of this property to its estimated fair value, which was based on the previous offers received, net of estimated selling costs, which is a Level 2 input under the fair value hierarchy. As further discussed in Note 4, the Company completed the sale of the Springdale, Arkansas Residence Inn in November 2018.

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

During the fourth quarter of 2017, upon finalizing its 2018 property level budgets and experiencing delays and increased costs in leasing the property’s retail rental space, the Company identified indicators of impairment at its Renaissance hotel in New York, New York, due to declines in the current and forecasted cash flows from the property.  The Company performed a test of recoverability and determined that the carrying value of the hotel exceeded its estimated undiscounted future cash flows.  The shortfall in estimated cash flows were triggered by a combination of (a) declines in existing and forecasted hotel market conditions in New York, (b) new supply in the market and (c) the loss of retail tenants and the extended period of time and incremental costs it has taken and is anticipated to take to re-lease the available retail space.  Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the hotel (approximately $40 million as of December 31, 2017) to its estimated fair market value (approximately $2 million as of December 31, 2017), resulting in an impairment loss of approximately $38.0 million.  The Company engaged a third party to assist with the analysis of the fair market value.  The fair market value of the hotel was estimated by using the income and market approaches, as applicable, as outlined under ASC 820, using both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy).  Under the income approach, the fair value estimate was calculated from discounted cash flow analysis, using expected future cash flows based on stabilized room revenue growth rates of 0% to 4.5%, estimated discount rates of approximately 8.5% to 10.0% and other market considerations.

During the third quarter of 2016, the Company identified two properties for potential sale: the Dallas, Texas Hilton hotel and the Chesapeake, Virginia Marriott hotel. In October 2016, the Company entered into separate contracts for the sale of these properties.  Due to the change in the anticipated hold period for each of these hotels, the Company reviewed the estimated undiscounted cash flows generated by each property (including its sale price, net of estimated selling costs) and determined that the Chesapeake, Virginia Marriott’s estimated undiscounted cash flows were less than its carrying value; therefore the Company recognized an impairment loss of approximately $5.5 million in the third quarter of 2016 to adjust the basis of this property to its estimated fair value, which was based on the original contracted sale price, net of broker commissions and other estimated selling costs, a Level 1 input under the fair value hierarchy.  As further discussed in Note 4, the Chesapeake, Virginia Marriott was sold in December 2016 and the Dallas, Texas Hilton was sold in April 2017.

Note 4

Dispositions and Hotel Sale Contracts

2018 Dispositions

In May 2018, the Company entered into separate purchase and sale agreements with the same unrelated party for the sale of its 89-room SpringHill Suites and its 86-room TownePlace Suites hotels in Columbus, Georgia for a total combined gross sales price of $10.0 million. As discussed in Note 3, during the second quarter of 2018, the Company recognized an impairment loss of approximately $0.5 million to adjust the bases of these properties to their estimated fair values, which were based on the contracted sales prices, net of estimated selling costs. On July 13, 2018, the Company completed the sale of the hotels. There was no gain or loss on the sale of these hotels.

In September 2018, the Company entered into separate purchase and sale agreements with an unrelated party for the sale of its 72-room Springdale, Arkansas Residence Inn for a gross sales price of approximately $5.8 million. As

Index

discussed in Note 3, during the second quarter of 2018, the Company recognized an impairment loss of approximately $2.6 million to adjust the basis of this property to its estimated fair value, which was based on the offers received at that time, net of estimated selling costs. On November 29, 2018, the Company completed the sale of the hotel, resulting in a gain of approximately $0.2 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2018.

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

2016 Dispositions

In October 2016, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its 226-room Marriott hotel in Chesapeake, Virginia, for a gross sales price of approximately $9.9 million, as amended. As discussed in Note 3, during the third quarter of 2016, the Company recognized an impairment loss of $5.5 million to adjust the basis of this property to its estimated fair value, which was based on the original contracted sale price, net of estimated selling costs. On December 6, 2016, the Company completed the sale, resulting in a loss of approximately $0.2 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2016.

The Company’s consolidated statements of operations include operating loss, excluding gain (loss) on sale of real estate, of approximately $(2.7) million, $(4.8) million and $(0.8) million for the years ended December 31, 2018, 2017 and 2016, respectively, relating to the results of operations of the six hotels noted above for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2018, as applicable. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

Hotel Sale Contracts

In August 2018, the Company entered into a purchase and sale agreement with an unrelated party for the sale of 16 of its hotels for a gross sales price of $175 million. This contract was terminated in February 2019 and the Company entered into two purchase and sale agreements with the same unrelated party for the sale of a total of nine properties for a total combined gross sales price of $95 million. The Company holds a non-refundable deposit of $7 million on these contracts. If the closings occur, these sales are expected to be completed in the first half of 2019. The net proceeds from the sales will be used to pay down borrowings on the Company’s revolving credit facility.

Index

Note 5

Debt

Summary

As of December 31, 2018 and 2017, the Company’s debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Revolving credit facility	$268,800	$106,900
Term loans, net	653,382	656,279
Mortgage debt, net	490,060	459,017
Debt, net	$1,412,242	$1,222,196

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2018 (including the revolving credit facility, term loans and mortgage debt), for the five years subsequent to December 31, 2018 and thereafter are as follows (in thousands):

2019	$33,805
2020	28,349
2021	47,586
2022	378,052
2023	295,616
Thereafter	634,165
1,417,573
Unamortized fair value adjustment of assumed debt	3,428
Unamortized debt issuance costs related to term loans and mortgage debt	(8,759)
Total	$1,412,242

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

	December 31, 2018	Percentage	December 31, 2017	Percentage
Fixed-rate debt (1)	$1,046,273	74%	$1,014,935	83%
Variable-rate debt (2)	371,300	26%	209,400	17%
Total	$1,417,573		$1,224,335
Weighted-average interest rate of debt	3.74%		3.64%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 6 for more information on the interest rate swap agreements.

(2)

The Company has three forward interest rate swaps that begin in 2019 and 2020 that will effectively fix the interest rate on an additional $125 million of the Company's variable rate debt. See Note 6 for more information on the interest rate swap agreements.

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

Index

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

$225 Million Term Loan Facility

Prior to the Company’s refinancing of the facility in August 2018, the Company utilized an unsecured $150 million term loan facility (the “$150 million term loan facility”) consisting of a $50 million term loan with a maturity date of April 8, 2021 and a $100 million term loan with a maturity date of April 8, 2023 (the “$150 million term loans”), both funded during 2016.  Net proceeds from the $150 million term loans were used to pay down outstanding borrowings on the Company’s revolving credit facility. On August 2, 2018, the Company entered into an amendment and restatement of its $150 million term loan facility, increasing the borrowing capacity to $225 million and extending the maturity dates (the “$225 million term loan facility”). The $225 million term loan facility is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded at closing, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was drawn at closing and the remaining $75 million was drawn on January 29, 2019. At closing, the Company repaid the $150 million term loans under the $150 million term loan facility. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

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

Index

As of December 31, 2018 and 2017, the details of the Company’s revolving credit facility and term loans were as set forth below.  All dollar amounts are in thousands.

		December 31, 2018		December 31, 2017
	Maturity Date	Outstanding Balance	Interest Rate	Outstanding Balance	Interest Rate
Revolving credit facility (1)	7/27/2022	$268,800	LIBOR + 1.40% - 2.25%	$106,900	LIBOR + 1.55% - 2.30%

Term loans
$200 million term loan	7/27/2023	200,000	LIBOR + 1.35% - 2.20%	-	n/a
$225 million term loan	1/31/2024	225,000	LIBOR + 1.35% - 2.20%	-	n/a
$425 million term loans	repaid 7/27/18	-	n/a	425,000	LIBOR + 1.50% - 2.25%
$50 million term loan	8/2/2023	50,000	LIBOR + 1.35% - 2.20%	-	n/a
$175 million term loan	8/2/2025	100,000	LIBOR + 1.65% - 2.50%	-	n/a
$50 million term loan	repaid 8/2/18	-	n/a	50,000	LIBOR + 1.45% - 2.20%
$100 million term loan	repaid 8/2/18	-	n/a	100,000	LIBOR + 1.80% - 2.60%
$85 million term loan	7/25/2024	85,000	LIBOR + 1.80% - 2.60%	85,000	LIBOR + 1.80% - 2.60%
Term loans at stated value		660,000		660,000
Unamortized debt issuance costs		(6,618)		(3,721)
Term loans, net		653,382		656,279

Revolving credit facility and term loans, net (1)(2)		$922,182	3.37%	$763,179	3.14%

(1)

Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $3.6 million and $1.7 million as of December 31, 2018 and 2017, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(2)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $557.5 million of the outstanding variable-rate debt for each respective year. See Note 6 for more information on the interest rate swap agreements. The one-month LIBOR at December 31, 2018 was 2.50%.

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

●	A ratio of Consolidated Total Indebtedness to Consolidated EBITDA of not more than 6.50 to 1.00 (subject to a higher amount in certain circumstances);
●	A ratio of Consolidated Secured Indebtedness to Consolidated Total Assets of not more than 45%;
●

A minimum Consolidated Tangible Net Worth of approximately $3.2 billion (plus an amount equal to 75% of the Net Cash Proceeds from issuances and sales of Equity Interests occurring after the Closing Date, subject to adjustment);

●	A ratio of Adjusted Consolidated EBITDA to Consolidated Fixed Charges of not less than 1.50 to 1.00 for the trailing four full quarters;
●	A ratio of Unencumbered Adjusted NOI to Consolidated Implied Interest Expense for Consolidated Unsecured Indebtedness of not less than 2.00 to 1.00 for the trailing four full quarters;
●	A ratio of Consolidated Unsecured Indebtedness to Unencumbered Asset Value of not more than 60% (subject to a higher level in certain circumstances); and
●	A ratio of Consolidated Secured Recourse Indebtedness to Consolidated Total Assets of not more than 10%.

The Company was in compliance with the applicable covenants at December 31, 2018.

Mortgage Debt

As of December 31, 2018, the Company had approximately $488.8 million in outstanding mortgage debt secured by 31 properties, with maturity dates ranging from June 2020 to January 2038, stated interest rates ranging from 3.55% to 6.25% and effective interest rates ranging from 3.55% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination

Index

date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2018 and 2017 for each of the Company’s debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2018	Outstanding balance as of December 31, 2017
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016	6/1/2020		$16,210	$15,431	$15,774
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021		7,923	7,617	7,754
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021		14,679	14,115	14,368
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021		14,679	14,115	14,368
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	10,101	10,412
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	10,820	11,152
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,058	5,212
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	13,289	13,692
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	10,717	11,042
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	24,928	25,687
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	19,957	20,560
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	7,692	7,932
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	8,291	8,549
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	5,754	5,943
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	7,246	7,483
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	16,198	16,733
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	14,547	15,022
Syracuse, NY	Courtyard	4.75%	10/16/2015	8/1/2024	(2)	11,199	10,357	10,637
Syracuse, NY	Residence Inn	4.75%	10/16/2015	8/1/2024	(2)	11,199	10,357	10,637
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	24,232	24,919
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	9,137	9,386
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	32,198	33,046
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	13,077	13,332
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,682	21,722	22,145
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	23,015	23,422
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	24,247	24,917
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	24,161	24,828
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	17,986	18,483
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	28,018	-
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	15,283	-
San Jose, CA	Homewood Suites	4.22%	12/22/2017	1/1/2038		30,000	29,107	30,000
						$528,600	488,773	457,435
Unamortized fair value adjustment of assumed debt							3,428	4,330
Unamortized debt issuance costs							(2,141)	(2,748)
Total							$490,060	$459,017

(1)

Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.

The total fair value, net premium adjustment for all of the Company’s debt assumptions is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.9 million, $0.9 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $2.8 million, $2.8 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company’s interest expense in 2018, 2017 and 2016 is net of interest capitalized in conjunction with hotel renovations totaling approximately $1.0 million, $1.3 million and $1.6 million, respectively.

Index

Note 6

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2018, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. As of December 31, 2017, both the carrying value and estimated fair value of the Company’s debt were approximately $1.2 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2018 and 2017. All dollar amounts are in thousands.

	Notional Amount at December 31, 2018			Swap Fixed Interest Rate	Fair Value Asset (Liability)
Hedge Type		Origination Date	Maturity Date		December 31, 2018	December 31, 2017
Cash flow hedge	$212,500	5/21/2015	5/18/2020	1.58%	$2,744	$2,033
Cash flow hedge	110,000	7/2/2015	5/18/2020	1.62%	1,361	951
Cash flow hedge	50,000	4/7/2016	3/31/2021	1.09%	1,519	1,544
Cash flow hedge	100,000	4/7/2016	3/31/2023	1.33%	4,477	4,098
Cash flow hedge	75,000	5/31/2017	6/30/2024	1.96%	1,905	1,043
Cash flow hedge	10,000	8/10/2017	6/30/2024	2.01%	226	109
Cash flow hedge (1)	50,000	6/1/2018	6/30/2025	2.89%	(1,276)	-
Cash flow hedge (2)	25,000	12/6/2018	6/30/2025	2.75%	(379)	-
Cash flow hedge (3)	50,000	12/7/2018	1/31/2024	2.72%	(571)	-
	$682,500				$10,006	$9,778

(1)

In June 2018 the Company entered into a forward interest rate swap agreement with a commercial bank, which beginning January 31, 2019 effectively fixes the interest rate on $50 million of the Company's variable-rate debt.

(2)

In December 2018 the Company entered into a forward interest rate swap agreement with a commercial bank, which beginning January 31, 2020 will effectively fix the interest rate on $25 million of the Company's variable-rate debt.

(3)

In December 2018 the Company entered into a forward interest rate swap agreement with a commercial bank, which beginning May 18, 2020 will effectively fix the interest rate on $50 million of the Company's variable-rate debt.

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

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income
	2018	2017	2016
Interest rate derivatives in cash flow hedging relationships	$2,608	$3,021	$2,685

	Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	2018	2017	2016
Interest rate derivatives in cash flow hedging relationships	$2,380	$(2,168)	$(3,961)

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $5.3 million of net unrealized gains included in accumulated other comprehensive income at December 31, 2018 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

Note 7

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years in the period ended December 31, 2018.

Prior to the Apple Ten merger, Glade M. Knight, Executive Chairman of the Company, was Chairman and Chief Executive Officer of Apple Ten. Apple Ten’s advisors, Apple Ten Advisors, Inc. (“A10A”) and Apple Realty Group, Inc. (“ARG”), were wholly owned by Mr. Knight. Mr. Knight is also currently a partner and Chief Executive Officer of Energy 11 GP, LLC and Energy Resources 12 GP, LLC, which are the respective general partners of Energy 11, L.P. and Energy Resources 12, L.P. Justin G. Knight, the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, also served as President of Apple Ten prior to the merger. Mr. Glade M. Knight is the only member of the Company’s Board of Directors that was also on the Board of Directors of Apple Ten. As part of the Apple Ten merger transaction, the officers and Executive Chairman of the Company received a combined 3.1 million common shares of the Company and $6.0 million in exchange for their ownership interests in Apple Ten, including amounts assigned to others.

Index

Cost Sharing with Related Entities Prior to and After the Apple Ten Merger

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

Prior to the merger, A10A subcontracted its obligations under its advisory agreement between A10A and Apple Ten to the Company. The Company provided to Apple Ten the advisory services contemplated under the A10A advisory agreement and received an annual advisory fee, and was reimbursed by Apple Ten for the use of the Company’s employees and corporate office and other costs associated with the advisory agreement. Advisory fees earned by the Company from Apple Ten totaled approximately $1.6 million for the eight months ended August 31, 2016, and were recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations. Prior to the merger, the Company provided support services to Apple Ten and its advisors, A10A and ARG, which agreed to reimburse the Company for its costs in providing these services. After the merger, the Company has continued and will continue to provide support services to ARG for activities unrelated to Apple Ten. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by each company during these periods. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to these entities for the years ended December 31, 2018, 2017 and 2016 (including Apple Ten, A10A and ARG prior to September 1, 2016 and ARG thereafter) totaled approximately $1.1 million, $0.7 million and $2.5 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2018 and 2017, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.4 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC (“Apple Air”), owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes. The aircraft is also leased to affiliates of the Company based on third party rates. Leasing activity to affiliates was not significant during the reporting periods. Prior to the merger, Apple Air was jointly owned by the Company (74%) and Apple Ten (26%), with Apple Ten’s ownership interest accounted for as a minority interest. Apple Ten’s portion of Apple Air’s loss was approximately $0.2 million for the eight months ended August 31, 2016, and was recorded as a reduction to general and administrative expenses in the Company’s consolidated statement of operations. Effective September 1, 2016, with the completion of the merger, the Company acquired Apple Ten’s 26% equity interest in Apple Air for a total allocated purchase price of approximately $0.7 million, which approximated the fair market value at the time of acquisition based on third party market comparisons, resulting in a 100% equity ownership interest in Apple Air and the elimination of Apple Ten’s minority interest.

The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates. Total costs incurred for the use of these aircraft during 2018, 2017 and 2016 were approximately $0.1 million, $0.1 million and $0.2 million in each respective year, and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

Note 8

Shareholders’ Equity

Distributions

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share. For each of the three years ended December 31, 2018, the Company paid distributions of $1.20 per common share for a total of approximately $275.9 million, $267.9 million and $229.1 million, respectively. Additionally, in December 2018, the Company declared a monthly distribution of $0.10 per common share, totaling $22.4 million, which was recorded as a payable as of December 31, 2018 and paid in January 2019. As of December 31, 2017, a monthly distribution of $0.10 per common share, totaling $23.0 million, was recorded as a payable and paid in January 2018. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Issuance of Shares

On February 28, 2017, the Company entered into an equity distribution agreement with Robert W. Baird & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Canaccord Genuity Inc., FBR Capital Markets & Co., Jefferies LLC, KeyBanc Capital Markets Inc. and Scotia Capital (USA) Inc. (collectively, the “Sales Agents”), pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares through the Sales Agents under an at-the-market offering program (the “ATM Program”). Since inception of the ATM Program in February 2017 through December 31, 2018, the Company has sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million before commission and issuance costs, including the sale of approximately 0.2 million common shares during the first quarter of 2018 at a weighted-average market sales price of approximately $19.73 per common share and receipt of aggregate gross proceeds of approximately $4.8 million before commissions and issuance costs, and approximately 6.9 million common shares in the fourth quarter of 2017 at a weighted-average market sales price of approximately $19.55 per common share and receipt of aggregate gross proceeds of approximately $135.1 million before commissions and issuance costs. The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility.

Share Repurchases

In May 2018, the Company’s Board of Directors approved an extension of its existing share repurchase program (the “Share Repurchase Program”), authorizing share repurchases up to an aggregate of $464 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2019 if not terminated earlier. As part of the implementation of the Share Repurchase Program, the Company has utilized written trading plans that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, the most recent of which was established in March 2018. Since inception of the Share Repurchase Program in July 2015 through December 31, 2018, the Company has purchased approximately 8.3 million of its common shares at a weighted-average market purchase price of approximately $16.23 per common share for an aggregate purchase price, including commissions, of approximately $134.2 million, including the purchase of approximately 6.6 million of its common shares in 2018, at a weighted-average market purchase price of approximately $15.87 per common share for an aggregate purchase price, including commissions, of approximately $104.3 million, and approximately 0.4 million of its common shares in 2016, at a weighted-average market purchase price of approximately $17.72 per common share for an aggregate purchase price, including commissions, of approximately $7.9 million. The Company did not repurchase any common shares under its Share Repurchase Program during 2017. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. As of December 31, 2018, approximately $364.0 million remained available for purchase under the Share Repurchase Program.

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

Index

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

Note 9

Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan. The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million. As of December 31, 2018, there were approximately 9.0 million common shares not reserved and available for issuance under the Omnibus Plan.

Each year, the Company establishes an incentive plan for its executive management, which is approved by the Compensation Committee. Under the incentive plan for 2018 (the “2018 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2018 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return over one-year, two-year and three-year periods).  The components of the operational performance metrics and shareholder return metrics are equally weighted and the two metrics each account for 50% of the total target incentive compensation. The range of potential aggregate payouts under the 2018 Incentive Plan was $0 - $20 million.  Based on performance during 2018, the Company has accrued approximately $4.3 million as a liability for executive bonus payments under the 2018 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2018 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2018. Additionally, approximately $0.2 million, which is subject to vesting on December 13, 2019, will be recognized proportionally throughout 2019. Assuming the portion subject to vesting in 2019 vests for all participants, approximately 40% of awards under the 2018 Incentive Plan will be paid in cash and 60% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan in the first quarter of 2019, approximately 80% of which will be unrestricted and 20% of which will be restricted and is subject to vesting on December 13, 2019.

Under the incentive plan for 2017 (the “2017 Incentive Plan”), the Company accrued approximately $8.4 million, including $5.8 million in share-based compensation as noted below, as a liability for executive bonus payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2017 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017. Under the incentive plan for 2016 (the “2016 Incentive Plan”), the Company accrued approximately $2.8 million, including $1.9 million in share-based compensation as noted below, as a liability for executive bonus payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2016.

Index

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2017 Incentive Plan, the 2016 Incentive Plan and the incentive plan for 2015 (the “2015 Incentive Plan”):

	2017 Incentive Plan		2016 Incentive Plan		2015 Incentive Plan

Period common shares issued	First Quarter 2018		First Quarter 2017		First Quarter 2016

Common shares earned under each incentive plan	415,866		120,972		316,132
Common shares surrendered on issuance date to satisfy tax withholding obligations	48,533		19,667		11,787
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	367,333		101,305		304,345
Closing stock price on issuance date	$16.92		$19.10		$19.87
Total share-based compensation earned, including the surrendered shares (in millions)	$7.0	(1)	$2.3	(2)	$6.3	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	223,421		60,028		146,279
Of the total common shares earned and issued, total common shares restricted at time of issuance	143,912		41,277		158,066

Restricted common shares vesting date	December 14, 2018		December 15, 2017		December 31, 2016
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	41,389		13,129		50,044

(1)

Of the total 2017 share-based compensation, approximately $5.8 million was recognized as share-based compensation expense during the year ended December 31, 2017, and included in the liability recorded as of December 31, 2017, and the remaining $1.2 million, which vested on December 14, 2018, was recognized as compensation expense during the year ended December 31, 2018.

(2)

Of the total 2016 share-based compensation, approximately $1.9 million was recognized as share-based compensation expense during the year ended December 31, 2016, and the remaining $0.4 million, which vested on December 15, 2017, was recognized as share-based compensation expense during the year ended December 31, 2017.

(3)	Of the total 2015 share-based compensation, approximately $1.6 million, which vested on December 31, 2016, was recognized as share-based compensation expense during the year ended December 31, 2016.

Non-Employee Director Deferral Program

In 2018, effective June 1, 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board, including amounts payable in both cash and fully vested shares of the Company’s common stock, in the form of deferred cash fees and/or deferred stock units (“DSUs”). During 2018, all of the non-employee directors who elected to participate in the Director Deferral Program elected to defer all or a portion of their annual retainer fees in the form of DSUs. DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DSUs are equal to the fair market value of the Company’s common stock on the grant date. DSUs are settled for shares of the Company's common stock, which are deliverable upon either: i) termination of the director’s service from the Board, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon death of the director. During the year ended December 31, 2018, non-employee directors participating in the Director Deferral Program deferred approximately $0.3 million for 18,397 DSUs, with a weighted-average grant date fair value of $16.71, which is recorded as deferred compensation expense and included in common stock,

Index

a component of shareholders’ equity in the Company’s consolidated balance sheet as of December 31, 2018 and in general and administrative expenses in the Company’s consolidated statement of operations for the year then ended.

Note 10

Management and Franchise Agreements

Each of the Company’s 241 hotels owned as of December 31, 2018 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company:

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	42
White Lodging Services Corporation (“White Lodging”)	28
Dimension Development Two, LLC (“Dimension”)	24
MHH Management, LLC (“McKibbon”)	19
Texas Western Management Partners, LP (“Western”)	17
Marriott International, Inc. (“Marriott”)	14
Raymond Management Company, Inc. (“Raymond”)	14
North Central Hospitality, LLC (“North Central”)	10
Crestline Hotels & Resorts, LLC (“Crestline”)	9
Newport Hospitality Group, Inc. (“Newport”)	9
Vista Host, Inc. (“Vista Host”)	9
InnVentures IVI, LP (“InnVentures”)	8
True North Hotel Group, Inc. (“True North”)	7
Aimbridge Hospitality, LLC (“Aimbridge”)	5
Chartwell Hospitality, LLC (“Chartwell”)	5
Interstate Gateway Management LLC (“Interstate”)	5
Schulte Hospitality Group, Inc. (“Schulte”)	4
Huntington Hotel Group, LP (“Huntington”)	3
Stonebridge Realty Advisors, Inc. (“Stonebridge”)	3
Hilton Worldwide Holdings Inc. (“Hilton”)	2
New Castle Hotels & Resorts (“New Castle”)	2
Highgate Hotels, L.P. (“Highgate”)	1
Pyramid Advisors Limited Partnership (“Pyramid”)	1
Total	241

The management agreements generally provide for initial terms of one to 30 years. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. As of December 31, 2018, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $43.9 million, $42.7 million and $35.6 million, respectively, in management fees.

Sixteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide

Index

for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2018, 2017 and 2016, the Company incurred approximately $54.5 million, $52.9 million and $44.2 million, respectively, in franchise royalty fees.

Note 11

Lease Commitments

As of December 31, 2018, the Company had 13 hotels subject to ground leases and three parking lot leases. In addition, the Columbus, Georgia TownePlace Suites was subject to a ground lease which, upon the sale of the hotel in July 2018, was assumed by the buyer at closing. At the time of acquisition, the Company recorded initial intangible assets for leases assumed that were below market leases, which at December 31, 2018 and 2017 totaled approximately $26.2 million and $27.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets. The Company recorded initial intangible liabilities for leases assumed that were above market leases, which as of December 31, 2018 and 2017 totaled approximately $6.0 million and $6.2 million, respectively, and are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The value of each lease intangible is amortized over the term of the respective lease and the amortization is included in ground lease expense in the Company’s consolidated statements of operations, resulting in a net increase of approximately $0.8 million, $0.8 million and $0.7 million to ground lease expense for the years ended December 31, 2018, 2017 and 2016.

The Company’s leases have remaining terms ranging from approximately five to 87 years, excluding any option periods to extend the initial lease term. The Company has options to extend certain leases beyond the initial lease term by periods ranging from five to 120 years. The leases are classified as operating leases. The leases generally have fixed scheduled rent increases, and lease expense is recognized on a straight-line basis over the remaining term of the respective leases. Ground lease expense includes approximately $3.5 million, $3.7 million and $3.4 million of adjustments to record rent on a straight-line basis for the years ended December 31, 2018, 2017 and 2016. The accrued straight-line lease liability balance as of December 31, 2018 and 2017 was approximately $16.9 million and $13.3 million, respectively, and is included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

At December 31, 2018, the aggregate amounts of the estimated minimum future lease payments (without reflecting future applicable Consumer Price Index increases) for the Company’s ground leases for the next five years and thereafter are as follows (in thousands):

Total
2019	$7,594
2020	7,975
2021	8,160
2022	8,319
2023	8,681
Thereafter	396,021
Total	$436,750

Note 12

Industry Segments

The Company owns hotel properties throughout the United States that generate rental, food and beverage, and other property-related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single reportable segment. All segment disclosures are included in, or can be derived from the Company’s consolidated financial statements.

Index

Note 13

Hotel Purchase Contract Commitments

As of December 31, 2018, the Company had outstanding contracts for the potential purchase of five hotels for a total purchase price of approximately $130.8 million, which are under development and are planned to be completed and opened for business over the next three to 24 months from December 31, 2018, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on these hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at December 31, 2018. All dollar amounts are in thousands.

Location (1)	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Orlando, FL	Home2 Suites	1/18/2017	128	$3	$20,736
Cape Canaveral, FL (2)	Hampton and Home2 Suites	4/11/2018	224	3	46,704
Tempe, AZ (3)	Hyatt House and Hyatt Place	6/13/2018	254	360	63,341
			606	$366	$130,781

(1)

These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to occur over the next three to 24 months from December 31, 2018. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under development, at this time, the seller has not met all of the conditions to closing.

(2)	These hotels are part of an adjoining combined 224-room, dual-branded complex that will be located on the same site.
(3)	These hotels are part of an adjoining combined 254-room, dual-branded complex that will be located on the same site.

The Company intends to use borrowings under its credit facilities to purchase the hotels under contract if a closing occurs.

Note 14

Legal Proceedings

Quinn v. Knight, et al.

On July 19, 2016, a purported shareholder of Apple Ten, now part of the Company, commenced a derivative action in the United States District Court for the Eastern District of Virginia regarding the merger with Apple Ten. The Complaint named as defendants the members of Apple Ten’s board of directors, certain officers of Apple Ten and the Company, the Company and, as a nominal defendant, Apple Ten. On November 2, 2016, the parties reached an agreement in principle to settle the litigation, which the Court approved by order dated March 16, 2017. In January 2017, the Company funded the settlement amount of $32 million and received $10 million of proceeds from its director and officer insurance carriers; the net $22 million was included in transaction and litigation costs (reimbursements) in the Company’s consolidated statement of operations for the year ended December 31, 2016. In May 2017, the Company received an additional $2.6 million of proceeds from its director and officer insurance carriers, which was included as a reduction in transaction and litigation costs (reimbursements) in the Company’s consolidated statement of operations for the year ended December 31, 2017.

Moses, et al. v. Apple Hospitality REIT, Inc., et al.

On April 22, 2014, Plaintiff Susan Moses, purportedly a shareholder of Apple REIT Seven, Inc. (“Apple Seven”) and Apple REIT Eight, Inc. (“Apple Eight”), filed a class action against the Company and several individual directors on behalf of all then-existing shareholders and former shareholders of Apple Seven and Apple Eight, who purchased

Index

additional shares under the Dividend Reinvestment Plans (“DRIP”) of Apple Seven, Apple Eight and the Company between July 17, 2007 and February 12, 2014. In January 2017, the parties reached an agreement in principle to settle the litigation, which the Court approved by order dated March 27, 2018. In January 2018, the Company funded the settlement amount of $5.5 million, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2017, and in transaction and litigation costs (reimbursements) in the Company’s consolidated statement of operations for the year ended December 31, 2016.

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

Note 15

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$298,389	$344,714	$332,197	$295,255
Net income	$42,182	$67,630	$62,122	$34,152
Comprehensive income	$48,474	$69,370	$63,779	$24,691
Basic and diluted net income per common share(1)	$0.18	$0.29	$0.27	$0.15

	2017
	First Quarter	Second Quarter(3)	Third Quarter	Fourth Quarter(4)
Total revenue	$292,925	$331,704	$324,926	$289,067
Net income (loss)	$34,365	$87,606	$62,824	$(2,303)
Comprehensive income	$35,910	$86,431	$63,083	$2,257
Basic and diluted net income (loss) per common share(2)	$0.15	$0.39	$0.28	$(0.01)

(1)

Net income per common share for the four quarters of 2018 are non-additive in comparison to net income per common share for the year ended December 31, 2018 due to the equity repurchased in the first and fourth quarters of 2018 under the Share Repurchase Program.

(2)

Net income (loss) per common share for the four quarters of 2017 are non-additive in comparison to net income per common share for the year ended December 31, 2017 due to the equity issued in the fourth quarter of 2017 under the ATM Program.

(3)	Net income for the second quarter of 2017 includes a gain on sale of real estate of $16.1 million, representing net income of $0.07 per basic and diluted common share.
(4)	Net loss for the fourth quarter of 2017 includes a loss on impairment of depreciable assets of $38.0 million, representing a net loss of $(0.17) per basic and diluted common share.

Note 16

Subsequent Events

In both January 2019 and February 2019, the Company paid approximately $22.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

Index

In February 2019, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2019. The distribution is payable on March 18, 2019.

In January 2019, the Company entered into a contract to purchase an existing 160-room Hampton Inn & Suites in St. Paul, Minnesota, for a gross purchase price of $31.7 million. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

During the month of January 2019, the Company purchased, under its Share Repurchase Program, approximately 0.2 million of its common shares, at a weighted-average market purchase price of approximately $14.81 per common share, for an aggregate purchase price of approximately $3.6 million.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of February 25, 2019, the Board of Directors of the Company were as follows:

Glade M. Knight * Executive Chairman and Founder, Apple Hospitality REIT, Inc.	Bruce H. Matson *~ Director, Chief Administrative Officer and General Counsel, Randolph Square IP, LLC and Partner, LeClairRyan

Glenn W. Bunting *+^ President, GB Corporation	Blythe J. McGarvie + ~ Founder and Former Chief Executive Officer, Leadership for International Finance

Jon A. Fosheim + ~ ǂ Co-founder, Green Street Advisors	Daryl A. Nickel *^~ Former Executive Vice President Lodging Development, Marriott International

Justin G. Knight * President and Chief Executive Officer, Apple Hospitality REIT, Inc.	L. Hugh Redd +^ Former Senior Vice President and Chief Financial Officer, General Dynamics

* Executive Committee      + Audit Committee      ^ Compensation Committee      ~ Nominating and Governance Committee      ǂ Lead Independent Director

As of February 25, 2019, the Executive Officers of the Company were as follows:

Glade M. Knight Executive Chairman	Kristian M. Gathright Executive Vice President and Chief Operating Officer

Justin G. Knight President and Chief Executive Officer	Nelson G. Knight Executive Vice President and Chief Investment Officer

David P. Buckley Executive Vice President and Chief Legal Officer	Bryan F. Peery Executive Vice President and Chief Financial Officer

Other information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2019 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2019 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2019 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2019 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2019 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2019 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

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

2.2

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

Index

Exhibit Number	Description of Documents

10.3*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.4*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.5	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.6

Voting Agreement, dated as of April 13, 2016, among Apple REIT Ten, Inc., the Company and Glade M. Knight (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

10.7

Termination Agreement, dated as of April 13, 2016, among Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Ten, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed April 14, 2016)

10.8*

Non-Employee Director Deferral Program Under the Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

10.9

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

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

101

The following materials from Apple Hospitality REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

* Denotes Compensation Plan.

Item 16.	Form 10-K Summary

None.

Index

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2018

(dollars in thousands)

						Subsequently Capitalized

				Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost (2)
				Land (1)	Bldg./ FF&E /Other			Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Description	Encumbrances
Anchorage	AK	Embassy Suites	$19,957	$2,955	$39,053	$4,302	$46,310	$(12,454)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683	21,606	17	24,306	(846)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580	9,659	392	11,631	(2,034)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310	6,425	1,213	9,948	(1,384)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425	15,555	9	18,989	(810)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491	15,603	9	19,103	(777)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010	12,981	1,796	15,787	(2,696)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037	10,581	1,016	12,634	(3,669)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970	13,185	976	15,131	(2,141)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550	11,962	53	12,565	(980)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890	11,227	403	12,520	(2,091)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490	10,840	46	11,376	(876)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	7,246	210	15,654	1,930	17,794	(3,013)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-	11,452	340	11,792	(954)	2006	Sep-16	3 - 39 yrs.	101
Montgomery	AL	Hilton Garden Inn	-	2,640	12,315	372	15,327	(2,370)	2003	Mar-14	3 - 39 yrs.	97
Montgomery	AL	Homewood Suites	-	1,760	10,818	421	12,999	(2,336)	2004	Mar-14	3 - 39 yrs.	91
Prattville	AL	Courtyard	5,754	2,050	9,101	951	12,102	(1,884)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton	-	961	8,483	969	10,413	(2,877)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	-	1,375	9,514	2,281	13,170	(4,295)	2006	Apr-10	3 - 39 yrs.	126
Rogers	AR	Residence Inn	-	1,130	12,417	346	13,893	(2,334)	2003	Mar-14	3 - 39 yrs.	88
Chandler	AZ	Courtyard	-	1,061	16,008	1,598	18,667	(4,786)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778	11,272	1,071	13,121	(3,271)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413	14,669	2,241	18,323	(5,203)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Courtyard	-	1,730	17,401	209	19,340	(1,416)	2008	Sep-16	3 - 39 yrs.	127
Phoenix	AZ	Hampton	-	-	15,209	181	15,390	(1,312)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406	41,174	-	44,580	(969)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-	18,907	120	19,027	(1,677)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111	12,953	1,772	15,836	(4,317)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000	26,861	323	33,184	(1,932)	2005	Sep-16	3 - 39 yrs.	122
Tucson	AZ	Hilton Garden Inn	-	1,005	17,925	1,989	20,919	(6,455)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	-	2,080	12,424	1,588	16,092	(2,405)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992	14,543	184	15,719	(3,718)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430	21,290	2,313	27,033	(4,206)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	24,247	12,916	41,218	614	54,748	(4,712)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270	41,559	2,636	76,465	(7,134)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	28,018	10,734	49,181	65	59,980	(5,387)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton	-	1,287	9,888	1,137	12,312	(3,300)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	-	1,500	10,970	1,183	13,653	(3,348)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	-	4,410	35,033	1,006	40,449	(6,166)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton	-	3,209	16,749	2,153	22,111	(2,370)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	13,077	3,080	25,769	270	29,119	(1,860)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790	24,048	2,037	33,875	(4,218)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	13,289	16,380	28,952	672	46,004	(5,240)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920	21,515	3,454	30,889	(4,585)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490	13,662	1,839	16,991	(4,228)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	24,161	11,268	44,851	799	56,918	(5,230)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	17,986	13,570	36,644	2,818	53,032	(6,187)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020	29,151	466	37,637	(5,115)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	16,198	22,400	20,640	457	43,497	(4,124)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	29,107	12,860	28,084	5,142	46,086	(6,997)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	15,431	-	32,292	85	32,377	(2,426)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	15,283	3,082	21,051	336	24,469	(5,504)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568	18,721	2,463	25,752	(7,313)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864	7,753	1,930	11,547	(3,492)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812	15,761	3,208	20,781	(6,559)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539	14,493	4,087	21,119	(6,951)	1997	Oct-08	3 - 39 yrs.	90
Tulare	CA	Hampton	-	400	9,194	1,149	10,743	(1,887)	2008	Mar-14	3 - 39 yrs.	86
Tustin	CA	Fairfield	-	7,700	26,580	144	34,424	(1,994)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680	33,645	134	45,459	(2,595)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	7,617	1,780	15,860	160	17,800	(1,306)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	32,198	9,940	57,595	378	67,913	(4,603)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480	20,465	353	26,298	(3,372)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350	19,167	3,000	27,517	(4,350)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220	22,177	404	29,801	(1,801)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Homewood Suites	-	2,780	23,967	33	26,780	(2,135)	2016	Sep-16	3 - 39 yrs.	153
Fort Lauderdale	FL	Hampton	-	2,235	17,590	2,954	22,779	(6,550)	2001	Dec-08	3 - 39 yrs.	109
Fort Lauderdale	FL	Hampton	-	1,793	21,357	4,641	27,791	(3,639)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	-	5,760	26,727	67	32,554	(2,154)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300	17,322	319	18,941	(1,351)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740	16,329	201	18,270	(1,371)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480	21,247	2,154	32,881	(4,774)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013	13,531	-	15,544	(43)	2009	Dec-18	3 - 39 yrs.	127
Lakeland	FL	Courtyard	-	3,740	10,813	1,337	15,890	(2,147)	2000	Mar-14	3 - 39 yrs.	78
Miami	FL	Courtyard	-	-	31,488	1,741	33,229	(5,133)	2008	Mar-14	3 - 39 yrs.	118

Index

SCHEDULE III

Real Estate and Accumulated Depreciation - (continued)

As of December 31, 2018

(dollars in thousands)

						Subsequently Capitalized

				Initial Cost		Bldg. Imp. & FF&E		Total Gross Cost (2)
				Land (1)	Bldg./ FF&E /Other				Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Description	Encumbrances
Miami	FL	Hampton	$-	$1,972	$9,987	$4,934		$16,893	$(4,939)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	14,547	18,820	25,375	3,798		47,993	(5,815)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield	-	3,140	22,580	2,543		28,263	(7,344)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	SpringHill Suites	-	3,141	25,779	2,429		31,349	(8,535)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605	9,995	1,240		12,840	(3,557)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908	9,549	313		10,770	(3,003)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770	12,562	168		14,500	(1,013)	2008	Sep-16	3 - 39 yrs.	97
Sanford	FL	SpringHill Suites	-	1,050	12,830	1,852		15,732	(3,071)	2000	Mar-14	3 - 39 yrs.	105
Sarasota	FL	Homewood Suites	-	480	14,120	725		15,325	(2,913)	2005	Mar-14	3 - 39 yrs.	100
Tallahassee	FL	Fairfield	-	960	11,734	42		12,736	(867)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	10,938	342		11,280	(1,995)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824	20,034	3,195		25,053	(6,518)	2007	Nov-10	3 - 39 yrs.	147
Tampa	FL	TownePlace Suites	-	1,430	9,015	469		10,914	(2,119)	1999	Mar-14	3 - 39 yrs.	94
Albany	GA	Fairfield	-	899	7,263	166		8,328	(2,328)	2010	Jan-10	3 - 39 yrs.	87
Atlanta/Downtown	GA	Hampton	-	7,861	16,374	281		24,516	(459)	1999	Feb-18	3 - 39 yrs.	119
Atlanta/Perimeter Dunwoody	GA	Hampton	-	3,228	26,498	6		29,732	(516)	2016	Jun-18	3 - 39 yrs.	132
Atlanta	GA	Home2 Suites	-	740	23,819	43		24,602	(2,050)	2016	Jul-16	3 - 39 yrs.	128
Macon	GA	Hilton Garden Inn	-	-	15,043	528		15,571	(2,625)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	14,716	1,789		16,505	(2,510)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton	-	1,590	11,364	120		13,074	(1,048)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	-	1,770	13,116	1,310		16,196	(976)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton	-	400	16,915	255		17,570	(1,387)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	23,015	1,335	21,114	2,745		25,194	(7,344)	2007	Apr-10	3 - 39 yrs.	186
Boise	ID	SpringHill Suites	-	2,120	24,112	4,243		30,475	(5,464)	1992	Mar-14	3 - 39 yrs.	230
Des Plaines	IL	Hilton Garden Inn	-	10,000	38,186	516		48,702	(2,854)	2005	Sep-16	3 - 39 yrs.	252
Hoffman Estates	IL	Hilton Garden Inn	-	1,770	14,373	753		16,896	(1,274)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246	28,328	2,525		33,099	(7,844)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722	21,843	1,614		25,179	(6,010)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410	23,594	37		27,041	(2,003)	2015	Sep-16	3 - 39 yrs.	158
Schaumburg	IL	Hilton Garden Inn	-	1,450	19,122	2,486		23,058	(6,050)	2008	Nov-10	3 - 39 yrs.	166
Skokie	IL	Hampton	-	2,650	31,284	1,248		35,182	(2,420)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171	20,894	2,279		24,344	(5,960)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	-	1,310	11,542	1,893		14,745	(3,715)	2007	Nov-10	3 - 39 yrs.	130
Merrillville	IN	Hilton Garden Inn	-	1,860	17,755	595		20,210	(1,466)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898	12,862	1,460		15,220	(3,759)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090	23,361	989		26,440	(1,649)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230	11,713	939		13,882	(1,869)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790	20,633	2,523		24,946	(4,588)	2000	Mar-14	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	-	1,060	8,263	469		9,792	(2,275)	1998	Mar-14	3 - 39 yrs.	102
Wichita	KS	Courtyard	-	1,940	9,739	998		12,677	(2,514)	2000	Mar-14	3 - 39 yrs.	90
Baton Rouge	LA	SpringHill Suites	-	1,280	13,870	(3,405)	(3)	11,745	(3,980)	2009	Sep-09	3 - 39 yrs.	119
Lafayette	LA	Hilton Garden Inn	-	-	17,898	3,047		20,945	(6,438)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709	9,400	119		10,228	(2,631)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	24,232	4,150	52,258	4,586		60,994	(9,256)	2002	Mar-14	3 - 39 yrs.	166
Andover	MA	SpringHill Suites	-	702	5,799	2,595		9,096	(3,182)	2001	Nov-10	3 - 39 yrs.	136
Marlborough	MA	Residence Inn	-	3,480	17,341	1,757		22,578	(3,481)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton	-	3,410	16,320	1,443		21,173	(2,978)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	9,137	1,760	20,791	2,204		24,755	(3,319)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350	13,974	1,821		20,145	(3,019)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361	16,094	483		17,938	(4,605)	2010	Jul-10	3 - 39 yrs.	107
Portland	ME	Residence Inn	-	4,440	51,534	499		56,473	(1,962)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213	15,052	2,031		18,296	(4,816)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560	13,717	318		15,595	(1,137)	2003	Sep-16	3 - 39 yrs.	120
Rochester	MN	Hampton	-	916	13,225	2,004		16,145	(4,529)	2009	Aug-09	3 - 39 yrs.	124
Kansas City	MO	Hampton	-	727	9,363	1,437		11,527	(3,230)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000	20,818	3,305		26,123	(3,699)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758	20,954	7,843		30,555	(7,845)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758	15,287	2,044		18,089	(5,121)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	5,058	1,390	11,324	1,256		13,970	(1,982)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906	9,151	1,042		11,099	(3,370)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490	31,588	3,610		42,688	(5,210)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030	11,111	712		12,853	(869)	2010	Sep-16	3 - 39 yrs.	94
Charlotte	NC	Homewood Suites	-	1,031	4,937	6,900		12,868	(6,451)	1990	Sep-08	3 - 39 yrs.	118
Durham	NC	Homewood Suites	-	1,232	18,343	4,993		24,568	(8,271)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746	10,563	931		12,240	(3,223)	2011	Feb-11	3 - 39 yrs.	118
Fayetteville	NC	Residence Inn	-	3,530	19,799	520		23,849	(3,557)	2006	Mar-14	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	-	1,850	10,157	397		12,404	(1,942)	2004	Mar-14	3 - 39 yrs.	82
Holly Springs	NC	Hampton	-	1,620	13,260	371		15,251	(3,962)	2010	Nov-10	3 - 39 yrs.	124
Jacksonville	NC	Home2 Suites	-	910	12,527	97		13,534	(1,000)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310	13,034	1,103		15,447	(2,206)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	-	3,860	11,585	329		15,774	(2,438)	1998	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170	14,268	54		16,492	(973)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700	36,829	5,215		48,744	(6,167)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710	22,636	196		24,542	(1,794)	2007	Sep-16	3 - 39 yrs.	139

Index

SCHEDULE III

Real Estate and Accumulated Depreciation - (continued)

As of December 31, 2018

(dollars in thousands)

						Subsequently Capitalized

				Initial Cost		Bldg. Imp. & FF&E		Total Gross Cost (2)
				Land (1)	Bldg./ FF&E /Other				Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Description	Encumbrances
Omaha	NE	Hilton Garden Inn	$21,722	$1,620	$35,962	$548		$38,130	$(2,736)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	-	1,890	22,014	121		24,025	(1,884)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550	23,828	3,784		32,162	(5,084)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,220	22,742	4,219		30,181	(4,749)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589	13,476	2,215		17,280	(4,644)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	7,692	-	27,133	3,461		30,594	(6,341)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054	19,513	2,348		23,915	(5,783)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510	28,718	1,165		36,393	(4,801)	2003	Mar-14	3 - 39 yrs.	165
New York	NY	Renaissance	-	-	102,832	(73,409)	(3)	29,423	(13,210)	1916	Mar-14	3 - 32 yrs.	208
Syracuse	NY	Courtyard	10,357	812	23,278	84		24,174	(2,456)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	10,357	621	17,589	79		18,289	(1,933)	2013	Oct-15	3 - 39 yrs.	78
Mason	OH	Hilton Garden Inn	-	1,120	16,770	1,068		18,958	(1,500)	2010	Sep-16	3 - 39 yrs.	110
Twinsburg	OH	Hilton Garden Inn	-	1,419	16,614	3,643		21,676	(7,370)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton	-	1,430	31,327	2,145		34,902	(8,877)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270	32,700	29		33,999	(2,463)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760	20,056	9		20,825	(1,575)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280	13,340	93		14,713	(1,297)	2008	Sep-16	3 - 39 yrs.	90
Collegeville/Philadelphia	PA	Courtyard	10,820	2,115	17,953	2,766		22,834	(5,699)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996	20,374	1,989		23,359	(5,933)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton	-	2,503	18,537	4,700		25,740	(7,390)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250	16,778	151		20,179	(1,260)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540	16,399	590		20,529	(3,332)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330	10,839	1,048		13,217	(1,014)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Residence Inn	-	900	9,778	364		11,042	(1,995)	1998	Mar-14	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	-	3,600	11,386	2,178		17,164	(2,173)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	-	1,410	9,361	2,755		13,526	(2,538)	1997	Mar-14	3 - 39 yrs.	76
Franklin	TN	Courtyard	14,115	2,510	31,341	167		34,018	(2,318)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	14,115	2,970	29,208	1,322		33,500	(2,359)	2009	Sep-16	3 - 39 yrs.	124
Jackson	TN	Hampton	-	692	12,281	1,402		14,375	(4,157)	2007	Dec-08	3 - 39 yrs.	85
Johnson City	TN	Courtyard	-	1,105	8,632	231		9,968	(2,897)	2009	Sep-09	3 - 39 yrs.	90
Knoxville	TN	Homewood Suites	-	2,160	14,704	149		17,013	(1,269)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840	12,441	211		14,492	(1,059)	2006	Sep-16	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	-	1,190	7,920	1,427		10,537	(958)	2003	Sep-16	3 - 39 yrs.	97
Memphis	TN	Hampton	-	2,449	37,097	906		40,452	(1,022)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Homewood Suites	-	1,930	13,028	3,142		18,100	(3,760)	1989	Mar-14	3 - 39 yrs.	140
Nashville	TN	Hilton Garden Inn	-	2,754	39,997	3,990		46,741	(11,478)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153	15,206	170		16,529	(3,766)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	-	7,390	13,929	100		21,419	(1,037)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	-	1,210	19,700	1,340		22,250	(3,765)	2003	Mar-14	3 - 39 yrs.	159
Allen	TX	Hampton	-	1,442	11,456	1,616		14,514	(5,046)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	-	2,130	16,731	5,287		24,148	(8,334)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton	-	1,217	8,738	1,589		11,544	(2,869)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579	18,487	627		20,693	(5,045)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306	16,504	1,454		19,264	(4,503)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459	17,184	3,842		22,485	(6,571)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	-	1,614	14,451	2,012		18,077	(4,594)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	-	1,898	16,462	3,108		21,468	(6,691)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Homewood Suites	-	2,180	25,644	101		27,925	(1,783)	2010	Sep-16	3 - 39 yrs.	115
Beaumont	TX	Residence Inn	-	1,177	16,180	1,560		18,917	(6,087)	2008	Oct-08	3 - 39 yrs.	133
Burleson/Fort Worth	TX	Hampton	-	557	6,601	1,380		8,538	(1,467)	2008	Oct-14	3 - 39 yrs.	88
Dallas	TX	Homewood Suites	-	4,920	29,427	162		34,509	(2,251)	2013	Sep-16	3 - 39 yrs.	130
Denton	TX	Homewood Suites	-	990	14,895	133		16,018	(1,403)	2009	Sep-16	3 - 39 yrs.	107
Duncanville	TX	Hilton Garden Inn	-	2,378	15,935	3,056		21,369	(7,662)	2005	Oct-08	3 - 39 yrs.	142
El Paso	TX	Hilton Garden Inn	-	1,244	18,300	254		19,798	(4,850)	2011	Dec-11	3 - 39 yrs.	145
El Paso	TX	Homewood Suites	-	2,800	16,657	1,867		21,324	(3,029)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	Courtyard	-	2,313	15,825	101		18,239	(1,189)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	TownePlace Suites	-	2,104	16,311	1,087		19,502	(4,579)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-	2,507	12,981	1,499		16,987	(4,798)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	10,101	1,522	15,543	1,310		18,375	(4,446)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-	2,080	21,836	61		23,977	(1,763)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Marriott	-	4,143	46,623	753		51,519	(13,625)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	-	12,070	19,769	546		32,385	(4,067)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-	2,070	11,186	62		13,318	(1,017)	2012	Sep-16	3 - 39 yrs.	120
Irving	TX	Homewood Suites	-	705	9,610	1,457		11,772	(3,417)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	-	3,361	23,919	2,451		29,731	(9,665)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton	-	865	10,999	3,084		14,948	(4,391)	2001	Mar-09	3 - 39 yrs.	94
San Antonio	TX	TownePlace Suites	-	2,220	9,610	1,104		12,934	(2,070)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-	3,350	17,256	8		20,614	(1,419)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-	1,880	10,969	325		13,174	(2,424)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Courtyard	-	590	7,208	687		8,485	(1,500)	2003	Mar-14	3 - 39 yrs.	90
Texarkana	TX	Hampton	-	636	8,723	1,307		10,666	(2,898)	2004	Jan-11	3 - 39 yrs.	81
Texarkana	TX	TownePlace Suites	-	430	6,571	(2,183)	(3)	4,818	(1,085)	2006	Mar-14	3 - 39 yrs.	85
Provo	UT	Residence Inn	-	1,150	18,277	3,079		22,506	(3,650)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Residence Inn	-	1,515	24,214	96		25,825	(988)	2014	Oct-17	3 - 39 yrs.	136

Index

SCHEDULE III

Real Estate and Accumulated Depreciation - (continued)

As of December 31, 2018

(dollars in thousands)

						Subsequently Capitalized

				Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost (2)
				Land (1)	Bldg./ FF&E /Other			Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Description	Encumbrances
Salt Lake City	UT	SpringHill Suites	$-	$1,092	$16,465	$1,623	$19,180	$(4,634)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	-	6,860	19,681	3,743	30,284	(4,556)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-	5,968	-	19,168	25,136	(5,757)	2011	Mar-09	3 - 39 yrs.	155
Bristol	VA	Courtyard	-	1,723	19,162	1,921	22,806	(7,421)	2004	Nov-08	3 - 39 yrs.	175
Charlottesville	VA	Courtyard	-	21,130	27,737	644	49,511	(4,740)	2000	Mar-14	3 - 39 yrs.	139
Harrisonburg	VA	Courtyard	-	2,480	12,757	458	15,695	(2,310)	1999	Mar-14	3 - 39 yrs.	125
Manassas	VA	Residence Inn	-	1,395	14,962	1,810	18,167	(4,497)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	-	2,003	-	23,043	25,046	(3,621)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	-	-	83,698	7,165	90,863	(15,717)	1984	Mar-14	3 - 39 yrs.	410
Richmond	VA	Residence Inn	-	1,113	-	12,718	13,831	(2,002)	2014	Jul-12	3 - 39 yrs.	75
Richmond	VA	SpringHill Suites	-	1,930	10,726	81	12,737	(1,037)	2008	Sep-16	3 - 39 yrs.	103
Suffolk	VA	Courtyard	-	940	5,186	1,281	7,407	(1,469)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-	710	5,241	699	6,650	(1,230)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-	10,580	29,140	3,417	43,137	(4,889)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	12,000	40,556	3,799	56,355	(6,755)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	10,717	18,950	25,028	530	44,508	(4,683)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	24,928	-	92,786	5,103	97,889	(17,117)	1991	Mar-14	3 - 35 yrs.	234
Tukwila	WA	Homewood Suites	8,291	8,130	16,659	4,505	29,294	(4,100)	1992	Mar-14	3 - 39 yrs.	106
Vancouver	WA	SpringHill Suites	-	3,010	16,162	1,565	20,737	(3,166)	2007	Mar-14	3 - 39 yrs.	119
Richmond	VA	Corporate Office	-	682	3,723	683	5,088	(1,706)	1893	May-13	3 - 39 yrs.	N/A
			$488,773	$737,822	$4,660,769	$327,712	$5,726,303	$(909,893)				30,812

Real estate owned:	2018	2017	2016
Balance as of January 1	$5,524,443	$5,381,086	$4,064,824
Acquisitions	153,034	162,734	1,319,986
Improvements	71,058	69,081	63,364
Dispositions	(19,097)	(42,583)	(11,951)
Assets Held for Sale (4)	-	-	(49,666)
Impairment of Depreciable Assets	(3,135)	(45,875)	(5,471)
Balance at December 31	$5,726,303	$5,524,443	$5,381,086

Accumulated depreciation:	2018	2017	2016
Balance as of January 1	$(731,284)	$(557,597)	$(423,057)
Depreciation Expense	(182,527)	(175,581)	(147,244)
Accumulated Depreciation on Dispositions	3,918	1,894	2,038
Assets Held for Sale (4)	-	-	10,666
Balance at December 31	$(909,893)	$(731,284)	$(557,597)

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)	The aggregate cost for federal income tax purposes is approximately $5.4 billion at December 31, 2018 (unaudited).
(3)	Amount includes a reduction in cost due to recognition of an impairment loss.
(4)	As of December 31, 2016, the Company had one hotel classified as held for sale, which was not included in this schedule, and was sold during 2017.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: February 25, 2019
Justin G. Knight, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 25, 2019
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 25, 2019
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 25, 2019
Justin G. Knight, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 25, 2019
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 25, 2019
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 25, 2019
Jon A. Fosheim, Director

By:	/s/ Bruce H. Matson	Date: February 25, 2019
Bruce H. Matson, Director

By:	/s/ Blythe J. McGarvie	Date: February 25, 2019
Blythe J. McGarvie, Director

By:	/s/ Daryl A. Nickel	Date: February 25, 2019
Daryl A. Nickel, Director

By:	/s/ L. Hugh Redd	Date: February 25, 2019
L. Hugh Redd, Director