Form 10-K/A
period 2018-12-31
Apple Hospitality REIT, Inc.
filed 2019-03-26
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Apple Hospitality REIT, Inc. (the “Company”) for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 25, 2019 (the “Original Form 10-K”) is being filed for the sole purpose of updating Part III, Item 10 of the Original Form 10-K to reflect the appointment of a new director. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Item 10 of the Original Form 10-K is hereby amended and restated in its entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnote.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of March 22, 2019, the Board of Directors of the Company were as follows:

Glade M. Knight * Executive Chairman and Founder, Apple Hospitality REIT, Inc.	Bruce H. Matson *~ Director, Chief Administrative Officer and General Counsel, Randolph Square IP, LLC and Partner, LeClairRyan

Glenn W. Bunting *+^ President, GB Corporation	Blythe J. McGarvie + ~ Founder and Former Chief Executive Officer, Leadership for International Finance

Jon A. Fosheim + ~ ǂ Co-founder, Green Street Advisors	Daryl A. Nickel *^~ Former Executive Vice President Lodging Development, Marriott International

Kristian M. Gathright Executive Vice President and Chief Operating Officer, Apple Hospitality REIT, Inc.	L. Hugh Redd +^ Former Senior Vice President and Chief Financial Officer, General Dynamics

Justin G. Knight * President and Chief Executive Officer, Apple Hospitality REIT, Inc.

* Executive Committee      + Audit Committee      ^ Compensation Committee      ~ Nominating and Governance Committee      ǂ Lead Independent Director

As of March 22, 2019, the Executive Officers of the Company were as follows:

Glade M. Knight Executive Chairman	Kristian M. Gathright Executive Vice President and Chief Operating Officer

Justin G. Knight President and Chief Executive Officer	Nelson G. Knight Executive Vice President and Chief Investment Officer

David P. Buckley Executive Vice President and Chief Legal Officer	Bryan F. Peery Executive Vice President and Chief Financial Officer

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

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of the Original Form 10-K.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of the Original Form 10-K.)

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

21.1**	Subsidiaries of the Company

23.1**	Consent of Ernst & Young LLP

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.4	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following materials from Apple Hospitality REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail

* Denotes Compensation Plan.

** Previously filed or furnished with the Original Form 10-K, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: March 26, 2019
Justin G. Knight, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 26, 2019
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

5