Form 10-Q
period 2019-03-31
Apple Hospitality REIT, Inc.
filed 2019-05-08
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	APLE	New York Stock Exchange

Number of registrant’s common shares outstanding as of May 1, 2019: 223,865,950

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Apple Hospitality REIT, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $923,877 and $909,893, respectively	$4,891,503	$4,816,410
Restricted cash-furniture, fixtures and other escrows	32,269	33,632
Due from third party managers, net	51,358	29,091
Other assets, net	49,257	49,539
Total Assets	$5,024,387	$4,928,672

Liabilities
Debt, net	$1,405,616	$1,412,242
Finance lease liabilities	162,818	-
Accounts payable and other liabilities	88,926	107,420
Total Liabilities	1,657,360	1,519,662

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,868,180 and 223,997,348 shares, respectively	4,493,362	4,495,073
Accumulated other comprehensive income	3,962	10,006
Distributions greater than net income	(1,130,297)	(1,096,069)
Total Shareholders' Equity	3,367,027	3,409,010

Total Liabilities and Shareholders' Equity	$5,024,387	$4,928,672

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Room	$279,470	$274,836
Food and beverage	15,015	15,710
Other	9,302	7,843
Total revenue	303,787	298,389

Expenses:
Hotel operating expense:
Operating	75,580	75,954
Hotel administrative	25,630	25,102
Sales and marketing	27,694	25,332
Utilities	9,939	10,283
Repair and maintenance	12,866	12,453
Franchise fees	13,111	12,733
Management fees	10,629	10,472
Total hotel operating expense	175,449	172,329
Property taxes, insurance and other	19,208	17,229
Operating ground lease	405	2,850
General and administrative	8,137	6,877
Depreciation and amortization	47,950	44,840
Total expense	251,149	244,125

Gain on sale of real estate	1,213	-

Operating income	53,851	54,264

Interest and other expense, net	(15,494)	(11,919)

Income before income taxes	38,357	42,345

Income tax expense	(206)	(163)

Net income	$38,151	$42,182

Other comprehensive income (loss):
Interest rate derivatives	(6,044)	6,292

Comprehensive income	$32,107	$48,474

Basic and diluted net income per common share	$0.17	$0.18

Weighted average common shares outstanding - basic and diluted	223,932	230,515

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Distributions Greater Than Net Income
	Number of Shares	Amount			Total

Balance at December 31, 2018	223,997	$4,495,073	$10,006	$(1,096,069)	$3,409,010
Cumulative effect of the adoption of ASU 2016-02 related to leases	-	-	-	(5,201)	(5,201)
Share based compensation, net	145	2,385	-	-	2,385
Common shares repurchased	(274)	(4,096)	-	-	(4,096)
Interest rate derivatives	-	-	(6,044)	-	(6,044)
Net income	-	-	-	38,151	38,151
Distributions declared to shareholders ($0.30 per share)	-	-	-	(67,178)	(67,178)
Balance at March 31, 2019	223,868	$4,493,362	$3,962	$(1,130,297)	$3,367,027

Balance at December 31, 2017	229,962	$4,588,188	$9,778	$(1,026,881)	$3,571,085
Share based compensation, net	390	5,684	-	-	5,684
Issuance of common shares, net	243	4,679	-	-	4,679
Common shares repurchased	(255)	(4,304)	-	-	(4,304)
Interest rate derivatives	-	-	6,292	-	6,292
Net income	-	-	-	42,182	42,182
Distributions declared to shareholders ($0.30 per share)	-	-	-	(69,144)	(69,144)
Balance at March 31, 2018	230,340	$4,594,247	$16,070	$(1,053,843)	$3,556,474

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$38,151	$42,182
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,950	44,840
Gain on sale of real estate	(1,213)	-
Other non-cash expenses, net	1,186	1,992
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(22,251)	(25,920)
Increase in other assets, net	(2,345)	(2,485)
Decrease in accounts payable and other liabilities	(5,235)	(7,746)
Net cash provided by operating activities	56,243	52,863

Cash flows from investing activities:
Acquisition of hotel properties, net	(52,576)	(61,614)
Deposits and other disbursements for potential acquisitions	(360)	(204)
Capital improvements	(21,223)	(24,672)
Net proceeds from sale of real estate	95,143	-
Net cash provided by (used in) investing activities	20,984	(86,490)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	-	4,731
Repurchases of common shares	(4,096)	(4,304)
Repurchases of common shares to satisfy employee withholding requirements	(491)	(876)
Distributions paid to common shareholders	(67,188)	(69,144)
Net payments on existing revolving credit facility	(78,400)	-
Net proceeds from extinguished revolving credit facility	-	63,800
Proceeds from term loans	75,000	-
Proceeds from mortgage debt	-	44,000
Payments of mortgage debt	(3,415)	(2,933)
Net cash (used in) provided by financing activities	(78,590)	35,274

Net change in cash, cash equivalents and restricted cash	(1,363)	1,647

Cash, cash equivalents and restricted cash, beginning of period	33,632	29,791

Cash, cash equivalents and restricted cash, end of period	$32,269	$31,438

Supplemental cash flow information:
Interest paid	$15,409	$11,760

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$22,384	$23,020

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	33,632	29,791
Cash, cash equivalents and restricted cash, beginning of period	$33,632	$29,791

Cash and cash equivalents, end of period	$-	$-
Restricted cash-furniture, fixtures and other escrows, end of period	32,269	31,438
Cash, cash equivalents and restricted cash, end of period	$32,269	$31,438

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of March 31, 2019, the Company owned 234 hotels with an aggregate of 30,046 rooms located in 34 states. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2019.

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

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income or shareholders’ equity. With the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), the Company recorded a cumulative-effect adjustment to distributions greater than net income, a component of shareholders’ equity, as of January 1, 2019. See “Accounting Standards Recently Adopted” below and Note 9 for more information.

Index

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which replaces Leases (Topic 840), and along with subsequent amendments, provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under this standard, lessees are required to recognize most leases on their balance sheets as right-of-use assets and lease liabilities. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less are accounted for similarly to the previous accounting guidance under Leases (Topic 840), for operating leases. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides entities another optional transition method, which the Company elected, to apply the standard using the modified retrospective approach at its effective date, versus restating the prior periods presented, and recognizing a cumulative-effect adjustment to the opening balance of retained earnings for the effect of initially applying Topic 842 in the period of adoption. Consequently, an entity’s reporting for periods presented prior to adoption of the new lease requirements in the consolidated financial statements would continue in accordance with Leases (Topic 840), including disclosures.

The Company adopted this standard effective January 1, 2019, electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity, without restating the presentation of periods prior to the effective date, which continue to be reported in accordance with the Company’s historical accounting policy. At adoption, the Company recorded a cumulative-effect adjustment totaling approximately $5.2 million to distributions greater than net income, a component of shareholders’ equity in the Company’s consolidated balance sheet. The Company elected to apply certain practical expedients allowed under the standard including (i) to use hindsight in determining the term as well as assessing the impairment of its existing leases, (ii) to not assess whether existing land easements not previously accounted for as leases are or contain leases, and (iii) to not evaluate short-term leases. The Company has elected not to apply the package of practical expedients under the standard which would have allowed the Company to not reassess at the date of adoption: (i) whether any existing contracts meet the definition of a lease, (ii) the lease classification for any existing leases, and (iii) the accounting for initial direct costs of any existing leases.

At adoption of the new standard, the Company recorded right-of-use assets and lease liabilities for its ground leases and certain other operating leases measured at the estimated present value of the remaining minimum lease payments under the leases. Four of the Company’s ground leases that were previously classified as operating leases under Topic 840 are classified as financing leases under Topic 842. For these finance leases, effective January 1, 2019, the Company recognizes depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statements of operations, instead of operating ground lease expense. While the total expense recognized over the life of a lease is unchanged, the timing of expense recognition for these finance leases results in higher expense recognition during the earlier years of the lease and lower expense during the later years of the lease. In addition to recording operating and financing right-of-use assets and lease liabilities, the Company also reclassified at adoption its intangible assets for below market leases and intangible liabilities for above market leases, as well as its accrued straight-line lease liabilities for its operating leases, to the beginning right-of-use assets. The Company derecognized its accrued straight-line lease liabilities related to its finance leases, which are included in the cumulative-effect adjustment noted above. The Company is also a lessor in certain retail lease agreements related to its real estate, however, there was no material change to the accounting for these leasing arrangements. See Note 9 for more information regarding the Company’s lease assets and liabilities.

2.  Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Land	$730,614	$737,822
Building and Improvements	4,461,084	4,503,728
Furniture, Fixtures and Equipment	465,457	471,399
Finance ground lease assets	144,768	-
Franchise Fees	13,457	13,354
	5,815,380	5,726,303
Less Accumulated Depreciation and Amortization	(923,877)	(909,893)
Investment in Real Estate, net	$4,891,503	$4,816,410

Index

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended and, as a result, recorded finance ground lease assets for four of its ground leases, which are included in investment in real estate, net. See Note 9 for more information regarding the Company’s finance ground lease assets.

As of March 31, 2019, the Company owned 234 hotels with an aggregate of 30,046 rooms located in 34 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Hotel Acquisitions

The Company acquired two hotels during the three months ended March 31, 2019. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
St. Paul	MN	Hampton	Vista Host	3/4/2019	160	$31,680
Orlando	FL	Home2 Suites	LBA	3/19/2019	128	20,736
					288	$52,416

During the year ended December 31, 2018, the Company acquired five hotels including two hotels in the first three months of 2018. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119	$24,000
Memphis	TN	Hampton	Crestline	2/5/2018	144	39,000
Phoenix	AZ	Hampton	North Central	5/2/2018	210	44,300
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132	29,500
Jacksonville	FL	Hyatt Place	LBA	12/7/2018	127	15,400
					732	$152,200

The Company used borrowings under its revolving credit facility to purchase each of these hotels.  The acquisitions of these hotel properties were accounted for as an acquisition of a group of assets, with costs incurred to effect the acquisition, which were not significant, capitalized as part of the cost of the assets acquired. For the two hotels acquired during the three months ended March 31, 2019, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through March 31, 2019 was approximately $0.7 million and $0.1 million, respectively. For the two hotels acquired during the three months ended March 31, 2018, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through March 31, 2018 was approximately $2.4 million and $0.8 million, respectively.

Index

Hotel Purchase Contract Commitments

As of March 31, 2019, the Company had outstanding contracts for the potential purchase of four hotels for a total expected purchase price of approximately $110.0 million, which are under development and are planned to be completed and opened for business over the next 15 to 21 months from March 31, 2019, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at March 31, 2019. All dollar amounts are in thousands.

Location (1)	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Cape Canaveral, FL (2)	Hampton and Home2 Suites	4/11/2018	224	$3	$46,704
Tempe, AZ (3)	Hyatt House and Hyatt Place	6/13/2018	254	720	63,341
			478	$723	$110,045

(1)	These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to occur over the next 15 to 21 months from March 31, 2019. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under development, at this time, the seller has not met all of the conditions to closing.
(2)	These hotels are part of an adjoining combined 224-room, dual-branded complex that will be located on the same site.
(3)	These hotels are part of an adjoining combined 254-room, dual-branded complex that will be located on the same site.

The Company intends to use borrowings under its credit facilities to purchase the hotels under contract if a closing occurs.

3.  Dispositions

In February 2019, the Company terminated its purchase and sale agreement with an unrelated party for the sale of 16 of its hotels and entered into two purchase and sale agreements with the same unrelated party for the sale of a total of nine hotels for a total combined gross sales price of $95.0 million.  On March 28, 2019, the Company completed the sale of the hotels, resulting in a gain of approximately $1.8 million, which is included in the Company’s consolidated statement of operations for the three months ended March 31, 2019. The nine hotels had a total carrying value of approximately $93.0 million at the time of the sale. The following table lists the nine hotels sold:

City	State	Brand	Rooms
Sarasota	FL	Homewood Suites	100
Tampa	FL	TownePlace Suites	94
Baton Rouge	LA	SpringHill Suites	119
Holly Springs	NC	Hampton	124
Duncanville	TX	Hilton Garden Inn	142
Texarkana	TX	Courtyard	90
Texarkana	TX	TownePlace Suites	85
Bristol	VA	Courtyard	175
Harrisonburg	VA	Courtyard	125
Total			1,054

Index

During the year ended December 31, 2018, the Company sold three hotels in two transactions with unrelated parties for a total combined gross sales price of approximately $15.8 million, resulting in a combined gain on sale of approximately $0.2 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2018. Of the three hotels sold, two of the hotels (the Columbus, Georgia 89-room SpringHill Suites and 86-room TownePlace Suites) were sold on July 13, 2018 for a combined gross sales price of $10.0 million, resulting in no gain or loss on the sale, and one hotel (the 72-room Springdale, Arkansas Residence Inn) was sold on November 29, 2018 for a gross sales price of approximately $5.8 million, resulting in a gain of approximately $0.2 million. During the second quarter of 2018, the Company recognized impairment losses of approximately $3.1 million related to these three hotels, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2018, and consisted of approximately $0.5 million to adjust the bases of the two Columbus hotels that sold in July 2018 to their estimated fair values, which were based on the contracted sales prices, net of estimated selling costs, and approximately $2.6 million to adjust the basis of the Springdale, Arkansas Residence Inn that sold in November 2018 to its estimated fair value, which was based on the offers received at that time, net of estimated selling costs.

The Company’s consolidated statements of operations include operating income, excluding gain on sale of real estate, of approximately $1.2 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively, relating to the results of operations of the twelve hotels sold as noted above for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2019 and 2018. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

4.  Debt

Summary

As of March 31, 2019 and December 31, 2018, the Company’s debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$190,400	$268,800
Term loans, net	728,702	653,382
Mortgage debt, net	486,514	490,060
Debt, net	$1,405,616	$1,412,242

The aggregate amounts of principal payable under the Company’s total debt obligations as of March 31, 2019 (including the revolving credit facility, term loans and mortgage debt), for the five years subsequent to March 31, 2019 and thereafter are as follows (in thousands):

2019 (April - December)	$30,391
2020	28,349
2021	47,586
2022	299,652
2023	295,615
Thereafter	709,165
1,410,758
Unamortized fair value adjustment of assumed debt	3,203
Unamortized debt issuance costs related to term loans and mortgage debt	(8,345)
Total	$1,405,616

Index

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

	March 31, 2019	Percentage	December 31, 2018	Percentage
Fixed-rate debt (1)	$1,092,858	77%	$1,046,273	74%
Variable-rate debt (2)	317,900	23%	371,300	26%
Total	$1,410,758		$1,417,573
Weighted-average interest rate of debt	3.80%		3.74%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

(2)

The Company has two forward interest rate swaps that begin in 2020 that will effectively fix the interest rate on an additional $75 million of the Company's variable-rate debt. See Note 5 for more information on the interest rate swap agreements.

Revolving Credit Facility and Term Loans

$850 Million Credit Facility

On July 27, 2018, the Company entered into an amendment and restatement of its then outstanding unsecured $965 million credit facility, which was repaid at closing, reducing the borrowing capacity to $850 million, reducing the annual interest rate and extending the maturity dates (the “$850 million credit facility”). The $850 million credit facility is comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded at closing (the “$425 million term loan facility”).  At closing, the Company repaid the $425 million outstanding under the term loans of the $965 million credit facility with the proceeds from the $425 million term loan facility under the $850 million credit facility and borrowed approximately $196 million under the $425 million revolving credit facility to repay the outstanding balance of the extinguished revolving credit facility and to pay closing costs. Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year. The Company may make voluntary prepayments in whole or in part, at any time.  Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.  The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

$225 Million Term Loan Facility

On August 2, 2018, the Company entered into an amendment and restatement of its then outstanding $150 million term loan facility, which was repaid at closing, increasing the borrowing capacity to $225 million, reducing the annual interest rate and extending the maturity dates (the “$225 million term loan facility”). The $225 million term loan facility is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded at closing, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was drawn at closing and the remaining $75 million was drawn on January 29, 2019. At closing, the Company repaid the $150 million outstanding under the $150 million term loan facility with the proceeds from the $225 million term loan facility. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

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

As of March 31, 2019 and December 31, 2018, the details of the Company’s credit facilities were as set forth below.  All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Revolving credit facility (1)	LIBOR + 1.40% - 2.25%	7/27/2022	$190,400	$268,800

Term loans
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	100,000
$85 million term loan	LIBOR + 1.80% - 2.60%	7/25/2024	85,000	85,000
Term loans at stated value			735,000	660,000
Unamortized debt issuance costs			(6,298)	(6,618)
Term loans, net			728,702	653,382

Revolving credit facility and term loans, net (1)			$919,102	$922,182
Weighted-average interest rate (2)			3.45%	3.37%

(1)	Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $3.3 million and $3.6 million as of March 31, 2019 and December 31, 2018, respectively, which are included in other assets, net in the Company's consolidated balance sheets.
(2)	Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $607.5 million and $557.5 million of the outstanding variable-rate debt as of March 31, 2019 and December 31, 2018, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at March 31, 2019 and December 31, 2018 was 2.49% and 2.50%, respectively.

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.  The Company was in compliance with the applicable covenants at March 31, 2019.

Mortgage Debt

As of March 31, 2019, the Company had approximately $485.4 million in outstanding mortgage debt secured by 31 properties, with maturity dates ranging from June 2020 to January 2038, stated interest rates ranging from 3.55% to 6.25% and effective interest rates ranging from 3.55% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of March 31, 2019 and December 31, 2018 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2019	Outstanding balance as of December 31, 2018
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016	6/1/2020		$16,210	$15,341	$15,431
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021		7,923	7,580	7,617
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021		14,679	14,047	14,115
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021		14,679	14,047	14,115
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	10,020	10,101
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	10,732	10,820
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	5,018	5,058
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	13,183	13,289
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	10,631	10,717
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	24,728	24,928
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	19,798	19,957
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	7,629	7,692
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	8,223	8,291
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	5,705	5,754
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	7,184	7,246
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	16,058	16,198
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	14,423	14,547
Syracuse, NY	Courtyard	4.75%	10/16/2015	8/1/2024	(2)	11,199	10,283	10,357
Syracuse, NY	Residence Inn	4.75%	10/16/2015	8/1/2024	(2)	11,199	10,283	10,357
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	24,052	24,232
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	9,071	9,137
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	31,975	32,198
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	13,012	13,077
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,682	21,613	21,722
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	22,906	23,015
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	24,075	24,247
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	23,990	24,161
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	17,859	17,986
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	27,846	28,018
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	15,189	15,283
San Jose, CA	Homewood Suites	4.22%	12/22/2017	1/1/2038		30,000	28,857	29,107
						$528,600	485,358	488,773
Unamortized fair value adjustment of assumed debt							3,203	3,428
Unamortized debt issuance costs							(2,047)	(2,141)
Total							$486,514	$490,060

(1)	Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2)	Outstanding principal balance is callable by lender or prepayable by the Company on August 1, 2019.

5.  Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Index

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2019 and December 31, 2018, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt.  Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR.  The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets.  The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of March 31, 2019 and December 31, 2018. All dollar amounts are in thousands.

	Notional Amount at March 31, 2019			Swap Fixed Interest Rate	Fair Value Asset (Liability)
Hedge Type		Origination Date	Maturity Date		March 31, 2019	December 31, 2018
Cash flow hedge	$212,500	5/21/2015	5/18/2020	1.58%	$1,880	$2,744
Cash flow hedge	110,000	7/2/2015	5/18/2020	1.62%	924	1,361
Cash flow hedge	50,000	4/7/2016	3/31/2021	1.09%	1,141	1,519
Cash flow hedge	100,000	4/7/2016	3/31/2023	1.33%	3,206	4,477
Cash flow hedge	75,000	5/31/2017	6/30/2024	1.96%	738	1,905
Cash flow hedge	10,000	8/10/2017	6/30/2024	2.01%	72	226
Cash flow hedge (1)	50,000	6/1/2018	6/30/2025	2.89%	(2,105)	(1,276)
Cash flow hedge (2)	25,000	12/6/2018	6/30/2025	2.75%	(778)	(379)
Cash flow hedge (3)	50,000	12/7/2018	1/31/2024	2.72%	(1,116)	(571)
	$682,500				$3,962	$10,006

(1)	In June 2018 the Company entered into a forward interest rate swap agreement with a commercial bank, which beginning January 31, 2019 effectively fixes the interest rate on $50 million of the Company's variable-rate debt.
(2)	In December 2018 the Company entered into a forward interest rate swap agreement with a commercial bank, which beginning January 31, 2020 will effectively fix the interest rate on $25 million of the Company's variable-rate debt.
(3)	In December 2018 the Company entered into a forward interest rate swap agreement with a commercial bank, which beginning May 18, 2020 will effectively fix the interest rate on $50 million of the Company's variable-rate debt.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets. Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $4.4 million of net unrealized gains included in accumulated other comprehensive income at March 31, 2019 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

Index

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Interest rate derivatives in cash flow hedging relationships	$(4,770)	$6,348	$1,274	$56

6.  Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2018 Form 10-K. Below is a summary of the significant related party relationships in effect during the three months ended March 31, 2019 and 2018.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the three months ended March 31, 2019 and 2018 totaled approximately $0.3 million and $0.2 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of March 31, 2019 and December 31, 2018, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.4 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through a wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes. The aircraft is also leased to affiliates of the Company based on third party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, by its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third party rates. Total costs incurred for the use of these aircraft during the three months ended March 31, 2019 and 2018 were approximately $0.05 million and $0.03 million, respectively, and are included in general and administrative expenses in the Company’s consolidated statements of operations.

7.  Shareholders’ Equity

Distributions

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share. For the three months ended March 31, 2019 and 2018, the Company paid distributions of $0.30 per common share for a total of $67.2 million and $69.1 million, respectively. Additionally, in March 2019, the Company declared a monthly distribution of $0.10 per common share, totaling $22.4 million, which was recorded as a payable as of March 31, 2019 and paid in April 2019. As of December 31, 2018, a monthly distribution of $0.10 per common share, totaling $22.4 million, was recorded as a payable and paid in January 2019. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Index

Share Repurchases

In May 2018, the Company’s Board of Directors approved an extension of its existing share repurchase program (the “Share Repurchase Program”), authorizing share repurchases up to an aggregate of $464 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2019 if not terminated earlier. In March 2018, the Company established a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2019, the Company purchased, under its Share Repurchase Program, approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $14.93 per common share for an aggregate purchase price, including commissions, of approximately $4.1 million. During the three months ended March 31, 2018, the Company purchased, under its Share Repurchase Program, approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $16.89 per common share for an aggregate purchase price, including commissions, of approximately $4.3 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. As of March 31, 2019, approximately $359.9 million remained available for purchase under the Share Repurchase Program.

8.  Compensation Plans

The Company annually establishes an incentive plan for its executive management.  Under the incentive plan for 2019 (the “2019 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2019 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods).  The operational performance metrics are equally weighted and account for 50% of the total target incentive compensation. The shareholder return metrics are weighted 75% for relative shareholder return metrics and 25% for total shareholder return metrics, and account for 50% of the total target incentive compensation.  The range of potential aggregate payouts under the 2019 Incentive Plan is $0 - $18 million.  Based on performance through March 31, 2019, the Company has accrued approximately $2.2 million as a liability for potential executive bonus payments under the 2019 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2019 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2019. Approximately 25% of awards under the 2019 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will vest at the end of 2019 and one-third of which will vest in December 2020. Under the incentive plan for 2018 (the “2018 Incentive Plan”), the Company recorded approximately $1.9 million in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2018.

During the three months ended March 31, 2019, the Company accrued for a one-time separation payment of $0.5 million in connection with the retirement of the Company’s Executive Vice President and Chief Legal Officer which, pursuant to the separation and general release agreement executed in March 2019, was paid in April 2019 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2019 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2019.

Index

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2018 Incentive Plan and the incentive plan for 2017 (the “2017 Incentive Plan”).

	2018 Incentive Plan		2017 Incentive Plan

Period common shares issued	First Quarter 2019		First Quarter 2018

Common shares earned under each incentive plan	156,926		415,866
Common shares surrendered on issuance date to satisfy tax withholding obligations	24,999		48,533
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	131,927		367,333
Closing stock price on issuance date	$16.49		$16.92
Total share-based compensation earned, including the surrendered shares (in millions)	$2.6	(1)	$7.0	(2)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	105,345		223,421
Of the total common shares earned and issued, total common shares restricted at time of issuance	26,582		143,912

Restricted common shares vesting date	December 13, 2019		December 14, 2018
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	n/a		41,389

(1)	Of the total 2018 share-based compensation, approximately $2.4 million was recorded as a liability as of December 31, 2018 and is included in accounts payable and other liabilities in the Company's consolidated balance sheet at December 31, 2018. The remaining $0.2 million, which is subject to vesting on December 13, 2019, will be recognized as share-based compensation expense proportionately throughout 2019. For the three months ended March 31, 2019, the Company recognized approximately $0.05 million of share-based compensation expense related to the unvested restricted share awards.
(2)	Of the total 2017 share-based compensation, approximately $1.2 million, which vested on December 14, 2018, was recognized as share-based compensation expense proportionately throughout 2018. For the three months ended March 31, 2018, the Company recognized approximately $0.3 million of share-based compensation expense related to the unvested restricted share awards.

9.  Leases

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of March 31, 2019, the Company had 13 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately four to 87 years. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

The Company adopted ASU No. 2016-02, Leases (Topic 842), as discussed further in Note 1 in the section titled “Accounting Standards Recently Adopted”, effective January 1, 2019, which requires leases with durations greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. Prior year financial statements were not restated under the new standard and, therefore, those amounts are not presented below.

Under the new standard, the Company’s leases are classified as operating or finance leases. For leases with terms greater than 12 months, the Company recognizes a ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Many of the Company’s leases include rental escalation clauses (including fixed schedule rent increases) and renewal options that are factored into the determination of lease payments when appropriate and the present value of the remaining lease payments is adjusted accordingly. The Company utilizes interest rates implicit in the lease if determinable or, if not, it estimates its incremental borrowing rate from information available at lease commencement, to determine the present value of the lease payments. At transition to the new standard, the Company used information available at that time to determine the incremental borrowing rates on its existing leases at January 1, 2019 based on estimates of rates the Company would pay for senior collateralized loans with terms similar to each lease.

Index

Twelve of the Company’s hotel and parking lot ground leases as well as all of its hotel equipment leases and office space leases are classified as operating leases, for which the Company recorded ROU assets and lease liabilities at adoption of the new standard. The ROU assets are included in other assets, net and the lease liabilities are included in accounts payable and other liabilities in the Company’s consolidated balance sheet. In addition, the Company also reclassified at adoption of the new standard, its intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these leases from other assets, net and accounts payable and other liabilities in the consolidated balance sheet, respectively, as well as accrued straight-line lease liabilities related to these leases from accounts payable and other liabilities in the consolidated balance sheet to the beginning ROU assets. Lease expense is recognized on a straight-line basis over the term of the respective lease and the value of each lease intangible is amortized over the term of the respective lease. Costs related to operating ground leases are included in operating ground lease expense, while costs related to hotel equipment leases are included in hotel operating expense and property taxes, insurance and other expense, and costs related to office space leases are included in general and administrative expense in the Company’s consolidated statements of operations.

Four of the Company’s hotel ground leases are classified as finance leases, for which the Company recorded ROU assets and lease liabilities at adoption of the new standard. The ROU assets are recorded as finance ground lease assets within investment in real estate, net and the lease liabilities are recorded as finance lease liabilities in the Company’s consolidated balance sheet. In addition, the Company also reclassified at adoption of the new standard, its intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these leases from other assets, net and accounts payable and other liabilities in the consolidated balance sheet, respectively, to the beginning ROU assets. At adoption of the new standard, the Company recorded a cumulative-effect adjustment totaling approximately $5.2 million, which included the derecognition of accrued straight-line lease liabilities related to the finance leases, to distributions greater than net income, a component of shareholders’ equity in the Company’s consolidated balance sheet. The ROU asset and value of each lease intangible is amortized over the term of the respective lease. Costs related to finance ground leases are included in depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statement of operations.

Lease Position as of March 31, 2019

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of March 31, 2019. All dollar amounts are in thousands.

	Consolidated Balance Sheet Classification	March 31, 2019
Assets
Operating lease assets, net	Other assets, net	$29,332
Finance ground lease assets, net (1)	Investment in real estate, net	143,810
Total lease assets		$173,142

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$12,716
Finance lease liabilities	Finance lease liabilities	162,818
Total lease liabilities		$175,534

Weighted-average remaining lease term
Operating leases		36 years
Finance leases		33 years

Weighted-average discount rate
Operating leases		5.42%
Finance leases		5.28%

(1)	Finance ground lease assets are net of accumulated amortization of approximately $1.0 million as of March 31, 2019.

Index

Lease Costs for the Three Months Ended March 31, 2019

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the three months ended March 31, 2019 (in thousands):

	Consolidated Statement of Operations Classification	Three Months Ended March 31, 2019
Operating lease costs (1)	Operating ground lease expense	$405
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	1,041
Interest on lease liabilities	Interest and other expense, net	1,826
Total lease costs		$3,272

(1)	Represents costs related to ground leases, including variable lease costs. Excludes costs related to hotel equipment leases, which are included in hotel operating expense and property taxes, insurance and other expense, and costs related to office space leases, which are included in general and administrative expense in the Company's consolidated statement of operations.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of March 31, 2019 (in thousands):

	Operating leases	Finance leases
2019 (Apr- Dec)	$1,075	$5,569
2020	1,246	7,385
2021	1,021	7,552
2022	854	7,702
2023	784	8,051
Thereafter	33,187	363,147
Total minimum lease payments	38,167	399,406
Less: amount of lease payments representing interest	25,451	236,588
Present value of lease liabilities	$12,716	$162,818

Other Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$377
Operating cash flows for finance leases	1,443

Index

10.  Subsequent Events

In April 2019, the Company paid approximately $22.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In April 2019, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of May 2019. The distribution is payable on May 15, 2019.

In April 2019, the Company entered into a purchase contract for the purchase of a hotel to be constructed in Denver, Colorado, for a gross purchase price of a minimum of $49.1 million, which is subject to adjustment based on the actual number of rooms. The hotel is planned to be a Courtyard by Marriott which is expected to contain a minimum of 182 guest rooms.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of statements that include phrases such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “outlook,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2018 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2018 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S.  As of March 31, 2019, the Company owned 234 hotels with an aggregate of 30,046 rooms located in urban, high-end suburban and developing markets throughout 34 states. All of the Company’s hotels operate under Marriott, Hilton or Hyatt brands. The hotels are operated and managed under separate management agreements with 23 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

New Lease Accounting Standard

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity, without restating the presentation of periods prior to the effective date (the “new lease accounting standard”). Under the new lease accounting standard, beginning in 2019, four of the Company’s ground leases that were previously accounted for as operating leases are accounted for as finance leases. For these finance leases, effective January 1, 2019 the Company recognizes depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statements of operations, instead of operating ground lease expense. Results prior to January 1, 2019 have not been restated. As a result, the comparability of operating ground lease expense, depreciation and amortization expense, and interest and other expense, net are affected by the implementation of the new lease accounting standard. See Note 1 titled “Organization and Summary of Significant Accounting Policies” and Note 9 titled “Leases” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information on the adoption of the new lease accounting standard.

Index

2019 Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, the Company acquired two hotels for an aggregate purchase price of approximately $52.4 million during the first three months of 2019: a 160-room Hampton Inn & Suites in St. Paul, Minnesota and a 128-room Home2 Suites in Orlando, Florida. Also, as of April 30, 2019, the Company had outstanding contracts for the potential purchase of five hotels that are under development for a total expected purchase price of approximately $159.2 million, which are planned to be completed and opened for business over the next 15 to 27 months from March 31, 2019, at which time closings on these hotels are expected to occur. The Company utilized its revolving credit facility to fund the completed acquisitions and plans to utilize its credit facilities for any additional acquisitions.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property.  As a result, in March 2019, the Company sold nine hotels for a total combined gross sales price of $95.0 million. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the U.S. and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Over the past several years, improvements in the general U.S. economy have been offset by increased lodging supply in many markets, offsetting increases in demand in the lodging sector. With essentially flat growth in revenue per available room (“RevPAR”), the Company produced stable operating results during the first three months of 2019 on a comparable basis (as defined below).  There is no way to predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging industry and the Company, including but not limited to, increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility, government fiscal policies and economic concerns in the U.S. The Company, on a comparable basis, is forecasting slightly negative to slightly positive RevPAR growth for the full year of 2019 as compared to 2018, which reflects modestly lower expectations for demand growth, consistent with lower expected Gross Domestic Product growth in the U.S., relatively consistent anticipated hotel supply growth and slightly favorable comparisons caused by natural disasters.

As of March 31, 2019, the Company owned 234 hotels with a total of 30,046 rooms as compared to 241 hotels with a total of 30,585 rooms as of March 31, 2018. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the three months ended March 31, 2019, the Company acquired one existing hotel on March 4, 2019 and one newly constructed hotel on March 19, 2019, and sold nine hotels on March 28, 2019. During 2018, the Company acquired one newly constructed hotel on May 2, 2018 and four existing hotels (two on February 5, 2018, one on June 28, 2018 and one on December 7, 2018), and sold three hotels (two on July 13, 2018 and one on November 29, 2018).  As a result, the comparability of results for the three months ended March 31, 2019 and 2018 as discussed below is impacted by these transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Three Months Ended March 31,
(in thousands, except statistical data)	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change

Total revenue	$303,787	100.0%	$298,389	100.0%	1.8%
Hotel operating expense	175,449	57.8%	172,329	57.8%	1.8%
Property taxes, insurance and other expense	19,208	6.3%	17,229	5.8%	11.5%
Operating ground lease expense	405	0.1%	2,850	1.0%	-85.8%
General and administrative expense	8,137	2.7%	6,877	2.3%	18.3%

Depreciation and amortization expense	47,950		44,840		6.9%
Gain on sale of real estate	1,213		-		n/a
Interest and other expense, net	15,494		11,919		30.0%
Income tax expense	206		163		26.4%

Number of hotels owned at end of period	234		241		-2.9%
ADR	$136.36		$134.32		1.5%
Occupancy	73.9%		74.6%		-0.9%
RevPAR	$100.71		$100.18		0.5%

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 234 hotels owned as of March 31, 2019 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 234 hotels owned as of the end of the reporting period. For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2019	2018	Percent Change

ADR	$137.41	$135.76	1.2%
Occupancy	74.1%	74.9%	-1.1%
RevPAR	$101.76	$101.69	0.1%

Same Store Operating Results

The following table reflects certain operating statistics for the 227 hotels owned by the Company as of January 1, 2018 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended March 31,
	2019	2018	Percent Change

ADR	$136.42	$135.26	0.9%
Occupancy	74.2%	74.8%	-0.8%
RevPAR	$101.23	$101.23	-

Index

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. Economic indicators in the U.S. have generally been favorable, which has been offset by increased lodging supply in many of the Company’s markets. As a result, the Company’s revenue and operating results for its Comparable Hotels and Same Store Hotels were generally unchanged during the first three months of 2019 as compared to 2018, which is consistent with industry/brand averages. The Company expects its RevPAR growth and operating results for its Comparable Hotels for the full year of 2019 to be slightly negative to slightly positive compared to its performance in 2018.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended March 31, 2019 and 2018, the Company had total revenue of $303.8 million and $298.4 million, respectively. For the three months ended March 31, 2019 and 2018, respectively, Comparable Hotels achieved combined average occupancy of 74.1% and 74.9%, ADR of $137.41 and $135.76 and RevPAR of $101.76 and $101.69. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2018, during the first quarter of 2019, the Company experienced a 1.2% increase in ADR and a 1.1% decrease in occupancy for Comparable Hotels, leaving RevPAR for Comparable Hotels virtually unchanged. Markets/areas with above average growth in the first quarter of 2019 for the Company and industry included Atlanta, Georgia, Sacramento, California, Raleigh/Durham, North Carolina and Phoenix and Tucson, Arizona. Markets that were below average for the Company and industry included Houston, Texas, Minneapolis, Minnesota and southern Florida. The Company also experienced increased revenue due to demand in the Florida panhandle, eastern North Carolina and Anchorage, Alaska related to recovery and restoration efforts related to hurricanes Florence and Michael and the earthquake in Anchorage, Alaska.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2019 and 2018, respectively, hotel operating expense totaled $175.4 million and $172.3 million or 57.8% of total revenue for each respective period.   For the Company’s Comparable Hotels, hotel operating expense as a percentage of revenue increased slightly for the three months ended March 31, 2019 as compared to the same period in 2018. Increases in labor costs as a percentage of revenue during the first three months of 2019 as compared to the same period in 2018 were offset by decreases in utility costs. The Company anticipates continued increases in labor costs due to government regulations surrounding wages, healthcare and other benefits, other wage-related initiatives and lower unemployment rates. The Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended March 31, 2019 and 2018 totaled $19.2 million and $17.2 million, respectively, or 6.3% and 5.8% of total revenue for each respective period, which is consistent with the increase in Comparable Hotels expense as a percentage of revenue for the same periods. For the Company’s Comparable Hotels, real estate taxes increased during the first three months of 2019 compared to the first three months of 2018, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments during the remainder of 2019. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted. Additionally, due to increased losses incurred by property insurance carriers during the past few years, the Company’s property insurance costs increased as a percentage of revenue for the first three months of 2019 as compared to the first three months of 2018 and are anticipated to increase for the remainder of 2019.

Operating Ground Lease Expense

Operating ground lease expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $2.9 million, respectively. Operating ground lease expense in 2019 primarily represents the expense incurred by the Company to lease land for nine of its hotel properties. Operating ground lease expense in 2018 primarily represents the expense incurred by the Company to lease land for 13 of its hotel properties, including approximately $2.4 million of expense related to four ground leases that were previously classified as operating leases that are classified as finance leases under the new lease accounting standard effective January 1, 2019.

Index

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2019 and 2018 was $8.1 million and $6.9 million, respectively, or 2.7% and 2.3% of total revenue for each respective period. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The increase in expense was due primarily to increased accruals for anticipated performance under the Company’s incentive plans which included an expense of $0.5 million for the retirement of the Company’s Chief Legal Officer.

Depreciation and Amortization Expense

Depreciation expense for the three months ended March 31, 2019 and 2018 was $48.0 million and $44.8 million, respectively. Depreciation expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the increase in the number of properties owned as a result of the acquisition of two hotels in the first quarter of 2019 and five hotels in 2018 and renovations completed throughout 2019 and 2018. Additionally, for the three months ended March 31, 2019, depreciation and amortization expense also includes approximately $1.0 million of expense associated with amortization of the Company’s four finance lease ROU assets in accordance with the new lease accounting standard.

Interest and Other Expense, net

Interest and other expense, net for the three months ended March 31, 2019 and 2018 was $15.5 million and $11.9 million, respectively, and is net of approximately $0.5 million in each respective period of interest capitalized associated with renovation projects.  Additionally, interest and other expense, net for the three months ended March 31, 2019 includes approximately $1.8 million of interest recorded on the Company’s four finance lease liabilities in accordance with the new lease accounting standard. Interest expense related to the Company’s debt increased as a result of increased average borrowings in the first quarter of 2019 as compared to the first quarter of 2018 resulting from acquisitions and share repurchases, partially offset by the repayment of borrowings with proceeds from dispositions, combined with an increase in the Company’s effective interest rate during the first quarter of 2019 as compared to the first quarter of 2018, due to an increase in interest rates on the Company’s variable-rate debt, with the one-month LIBOR increasing from 1.88% at March 31, 2018 to 2.49% at March 31, 2019. While approximately 77% of the Company’s outstanding debt was effectively fixed-rate debt at March 31, 2019, the Company does expect interest costs for its remaining variable-rate debt to be higher in 2019 as compared to the same period in 2018 due to higher expected average interest rates as compared to the prior year. The impact from higher interest rates will be partially mitigated by the Company’s 2018 debt refinancing, resulting in lower spreads charged on outstanding borrowings under its revolving credit facility and $575 million of its outstanding term loans by 10 to 15 basis points, depending on the Company’s leverage ratio.

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

The Company further adjusts FFO for the exclusion of amortization of finance ground lease assets, amortization of favorable and unfavorable operating leases, net and non-cash straight-line operating ground lease expense, as these expenses do not reflect the underlying performance of the related hotels.  The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Net income	$38,151	$42,182
Depreciation of real estate owned	46,666	44,610
Gain on sale of real estate	(1,213)	-
Funds from operations	83,604	86,792
Amortization of finance ground lease assets	1,041	-
Amortization of favorable and unfavorable operating leases, net	31	206
Non-cash straight-line operating ground lease expense	48	904
Modified funds from operations	$84,724	$87,902

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

In addition to EBITDA, the Company also calculates and presents EBITDAre in accordance with standards established by Nareit, which defines EBITDAre as EBITDA, excluding gains and losses from the sale of certain real estate assets (including gains and losses from change in control), plus real estate related impairments, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates. The Company presents EBITDAre because it believes that it provides further useful information to investors in comparing its operating performance between periods and between REITs that report EBITDAre using the Nareit definition.

The Company also considers the exclusion of non-cash straight-line operating ground lease expense from EBITDAre useful, as this expense does not reflect the underlying performance of the related hotels.

Index

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018 (1)
Net income	$38,151	$42,182
Depreciation and amortization	47,950	44,840
Amortization of favorable and unfavorable operating leases, net	31	206
Interest and other expense, net	15,494	11,919
Income tax expense	206	163
EBITDA	101,832	99,310
Gain on sale of real estate	(1,213)	-
EBITDAre	100,619	99,310
Non-cash straight-line operating ground lease expense	48	904
Adjusted EBITDAre	$100,667	$100,214

(1)	EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2018 include approximately $1.4 million of lease payments recorded to operating ground lease expense related to four of the Company's ground leases that were classified as operating leases during 2018. Under the new lease accounting standard, effective January 1, 2019 these four ground leases are classified as finance leases, for which the Company recognizes depreciation and amortization expense and interest and other expense, net in the Company's consolidated statements of operations (which are both excluded from EBITDA, EBITDAre and Adjusted EBITDAre calculations), instead of operating ground lease expense.

Hotels Owned

As of March 31, 2019, the Company owned 234 hotels with an aggregate of 30,046 rooms located in 34 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,665
Hampton	40	5,065
Courtyard	37	5,070
Residence Inn	33	3,939
Homewood Suites	33	3,731
SpringHill Suites	15	2,040
Fairfield	11	1,300
Home2 Suites	9	1,038
TownePlace Suites	9	931
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	208
Hyatt Place	1	127
Total	234	30,046

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	12	1,644
Arkansas	3	336
California	27	3,807
Colorado	4	567
Florida	23	2,912
Georgia	6	672
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	3	422
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	3	404
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	553
North Carolina	11	1,213
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	31	3,755
Utah	3	393
Virginia	12	1,767
Washington	4	609
Total	234	30,046

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 234 hotels the Company owned as of March 31, 2019.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton	InnVentures	3/1/2014	86
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton	Vista Host	12/31/2008	109
Fort Lauderdale	FL	Hampton	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	LBA	12/7/2018	127
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Albany	GA	Fairfield	LBA	1/14/2010	87
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Cedar Rapids	IA	Hampton	Schulte	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Schulte	9/1/2016	95
Davenport	IA	Hampton	Schulte	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	White Lodging	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Portland	ME	Residence Inn	Pyramid	10/13/2017	179
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Vista Host	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	Aimbridge	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Courtyard	McKibbon	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	White Lodging	3/1/2014	165
New York	NY	Renaissance	Highgate	3/1/2014	208
Syracuse	NY	Courtyard	New Castle	10/16/2015	102
Syracuse	NY	Residence Inn	New Castle	10/16/2015	78
Mason	OH	Hilton Garden Inn	Schulte	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Interstate	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton	Vista Host	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton	Vista Host	12/30/2008	85
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Interstate	9/26/2008	103
Allen	TX	Hilton Garden Inn	Interstate	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Interstate	10/16/2008	165
Round Rock	TX	Hampton	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					30,046

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal daily sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its revolving credit facility. Periodically, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties and offerings of the Company’s common shares.

As of March 31, 2019, the Company had $1.4 billion of total outstanding debt consisting of $485.4 million of mortgage debt and $925.4 million outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. The Company’s unused borrowing capacity under its $425 million revolving credit facility as of March 31, 2019 was $234.6 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default.  The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.  The Company was in compliance with the applicable covenants at March 31, 2019.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt instruments as of March 31, 2019.

During the first quarter of 2019, the Company completed the sale of nine hotels for a total gross sales price of $95.0 million and completed the acquisition of two hotels for a total gross purchase price of approximately $52.4 million. The Company used the proceeds from the sale to reduce its outstanding balance on its revolving credit facility and utilized availability under the revolving credit facility to acquire the two hotels.

In addition, the Company has a universal shelf registration statement on Form S-3 (No. 333-231021) that was automatically effective upon filing on April 25, 2019.  The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing its preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.

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

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income.  Distributions paid during the three months ended March 31, 2019 totaled approximately $67.2 million or $0.30 per common share and were paid at a monthly rate of $0.10 per common share.  For the same period, the Company’s net cash generated from operations was approximately $56.2 million. This shortfall includes a return of capital and was funded primarily by borrowings on the Company’s revolving credit facility.  At this time, the Company does not anticipate distributions for the full year of 2019 to exceed net cash generated from operations.

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

Share Repurchases

During 2018, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $464 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2019 if not terminated earlier. During the three months ended March 31, 2019, the Company purchased, under its Share Repurchase Program, approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $14.93 per common share for an aggregate purchase price, including commissions, of approximately $4.1 million. During the three months ended March 31, 2018, the Company purchased, under its Share Repurchase Program, approximately 0.3 million of its common shares at a weighted-average market purchase price of approximately $16.89 per common share for an aggregate purchase price, including commissions, of approximately $4.3 million.  Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. As of March 31, 2019, approximately $359.9 million remained available for purchase under the Share Repurchase Program. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements.  To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2019, the Company held $28.9 million in reserve related to these properties. During the three months ended March 31, 2019, the Company invested approximately $18.7 million in capital expenditures and anticipates spending an additional $60 million to $70 million during the remainder of 2019, which includes various scheduled renovation projects for approximately 20 to 25 properties. The Company does not currently have any existing or planned projects for development.

Hotel Contract Commitments

As of April 30, 2019, the Company had outstanding contracts for the potential purchase of five hotels for a total expected purchase price of approximately $159.2 million. All five hotels are under development and are planned to be completed and opened for business over the next 15 to 27 months from March 31, 2019, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these five hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. It is anticipated that the purchase price for the five hotels will be funded through the Company’s credit facilities.

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

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of the new lease accounting standard on January 1, 2019.

Subsequent Events

In April 2019, the Company paid approximately $22.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In April 2019, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of May 2019. The distribution is payable on May 15, 2019.

In April 2019, the Company entered into a purchase contract for the purchase of a hotel to be constructed in Denver, Colorado, for a gross purchase price of a minimum of $49.1 million, which is subject to adjustment based on the actual number of rooms. The hotel is planned to be a Courtyard by Marriott which is expected to contain a minimum of 182 guest rooms.  Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that a closing on this hotel will occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps.  As of March 31, 2019, after giving effect to interest rate swaps, as described below, approximately $317.9 million, or approximately 23% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of March 31, 2019, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.2 million, all other factors remaining the same.  With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company’s cash and cash equivalents at March 31, 2019 were $0.

As of March 31, 2019, the Company’s variable-rate debt consisted of its credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $735 million of term loans.  Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of March 31, 2019, the Company had seven interest rate swap agreements that effectively fix the interest payments on approximately $607.5 million of the Company’s variable-rate debt outstanding. In addition, in December 2018, the Company entered into two interest rate swap agreements which, beginning January 31, 2020 and May 18, 2020, will effectively fix the interest rate on $25 million and $50 million, respectively, of its variable-rate debt.  Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR.

Index

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its credit facilities at March 31, 2019.  All dollar amounts are in thousands.

	April 1 - December 31, 2019	2020	2021	2022	2023	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$30,391	$28,349	$47,586	$299,652	$295,615	$709,165	$1,410,758	$1,405,036
Average interest rates (1)	3.8%	3.9%	4.0%	4.0%	4.0%	4.1%

Variable rate debt:
Maturities	$-	$-	$-	$190,400	$250,000	$485,000	$925,400	$926,103
Average interest rates (1)	3.5%	3.6%	3.8%	3.9%	3.9%	4.1%

Fixed rate debt:
Maturities	$30,391	$28,349	$47,586	$109,252	$45,615	$224,165	$485,358	$478,933
Average interest rates	4.4%	4.4%	4.4%	4.2%	4.1%	4.1%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the section titled “Risk Factors” in the 2018 Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the first quarter of 2019.

Issuer Purchases of Equity Securities
	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2019	244,800		$14.81	244,800	$360,400
February 1 - February 28, 2019	27,979		$15.95	27,979	$359,900
March 1 - March 31, 2019	31,156	(2)	$16.46	1,400	$359,900
Total	303,935			274,179

(1)	Represents amount outstanding under the Company's authorized $464 million share repurchase program. This program may be suspended or terminated at any time by the Company. If not terminated earlier, the program will end in July 2019. Refer to Note 7 titled “Shareholders’ Equity” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for more information on the Company’s share repurchase program.
(2)	Includes 29,756 common shares surrendered to the Company to satisfy tax withholding obligations associated with the issuance of common shares awarded to employees.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.1*	First Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

10.2*

Separation Agreement and General Release, dated as of March 22, 2019, by and between the Company and David P. Buckley (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

* Denotes Management Contract or Compensation Plan

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 8, 2019
Justin G. Knight,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 8, 2019
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)