Form 10-K
period 2019-12-31
Apple Hospitality REIT, Inc.
filed 2020-02-24
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,328,037,000 as of June 30, 2019.

The number of common shares outstanding on February 14, 2020 was 223,862,913.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 14, 2020.

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

Index

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of statements that include phrases such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “outlook,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. and its wholly-owned subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company has elected to be treated as a REIT for federal income tax purposes. As of December 31, 2019, the Company owned 233 hotels with an aggregate of 29,870 rooms located in urban, high-end suburban and developing markets throughout 34 states, including one hotel with 105 rooms classified as held for sale, which was sold to an unrelated party in January 2020. As of December 31, 2019, substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 21 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

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

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. Due to their efficient operating model and strong consumer preference, the Company concentrates on the acquisition of rooms-focused hotels. The Company’s acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage revenue and cost structure by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper mid-scale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt to total capitalization (total debt outstanding plus equity market capitalization based on the Company’s December 31, 2019 closing share price) ratio at December 31, 2019 of 27%, the Company is positioned to opportunistically consider investments that further improve shareholder value.

Hotel Operating Performance

As of December 31, 2019, the Company owned 233 hotels with a total of 29,870 rooms as compared to 241 hotels with a total of 30,812 rooms as of December 31, 2018. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2019 and 2018. During 2019, the Company acquired one newly constructed hotel on March 19, 2019 and two existing hotels (one on March 4, 2019 and one on October 9, 2019), and sold 11 hotels (nine on March 28, 2019, one on December 19, 2019 and one on December 30, 2019). During 2018, the Company acquired one newly constructed hotel on May 2, 2018 and four existing hotels (two on February 5, 2018, one on June 28, 2018 and one on December 7, 2018), and sold three hotels (two on July 13, 2018 and one on November 29, 2018). The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2019	2018	Percent Change

ADR	$137.30	$136.04	0.9%
Occupancy	77.0%	76.9%	0.1%
RevPAR	$105.72	$104.66	1.0%

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 232 hotels owned and held for use as of December 31, 2019 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 232 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2019	2018	Percent Change

ADR	$137.70	$137.43	0.2%
Occupancy	77.1%	77.2%	-0.1%
RevPAR	$106.12	$106.07	-

Index

Hotel performance is impacted by many factors, including the economic conditions in the U.S. and in each individual locality. Improvements in the general U.S. economy have been offset by increased lodging supply in many markets, offsetting increases in demand in the lodging sector. With flat growth in RevPAR and increased labor costs, the Company’s Comparable Hotels produced slightly lower operating results during 2019 as compared to 2018. There is no way to predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging industry and the Company, including but not limited to, continued increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility, government fiscal policies, travel-related health concerns, political changes and economic concerns in the U.S. The Company is forecasting flat to slightly negative RevPAR growth and lower operating results for its Comparable Hotels for 2020 as compared to 2019, which reflects modest expectations for demand growth, consistent with modest growth expectations for the U.S. economy, relatively consistent anticipated hotel supply growth, unfavorable comparisons caused by outsized demand in 2019 related to natural disaster recovery efforts in certain markets and the transition of the Company’s full service hotel in New York, New York from the Renaissance brand to an independent boutique hotel as discussed below. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Recent Investing Activities

Acquisitions and Contracts for Potential Acquisitions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, the Company acquired three hotels for an aggregate purchase price of approximately $59.3 million during 2019: a 160-room existing Hampton Inn & Suites in St. Paul, Minnesota, a 128-room newly constructed Home2 Suites in Orlando, Florida and a 55-room existing independent boutique hotel in Richmond, Virginia. Although the independent boutique hotel is not affiliated with a brand, the Company plans to reposition the hotel to operate consistently with its rooms-focused hotels. Also, as of December 31, 2019, the Company had outstanding contracts for the potential purchase of six hotels for a total expected purchase price of approximately $208.8 million, all of which are under development and are planned to be completed and opened for business over the next five to 18 months from December 31, 2019, at which time closings on these hotels are expected to occur. In each case, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. The Company utilized its revolving credit facility to fund the completed acquisitions and plans to utilize its credit facilities available at closing for any additional acquisitions.

Dispositions and Contracts for Potential Dispositions

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2019, the Company sold a total of 11 hotels for a total combined gross sales price of approximately $121.7 million. In January 2020, the Company sold one of its hotels for a gross sales price of $13.0 million and, as of January 31, 2020, the Company had an outstanding contract to sell one of its hotels for a gross sales price of approximately $32.0 million. Although the Company is working towards the sale of the hotel under contract, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding sale contract. If the closing occurs, this sale is expected to be completed in the first quarter of 2020. The net proceeds from the sales were or will be used to pay down borrowings on the Company’s revolving credit facility.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale, Dispositions and Hotel Sale Contracts” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Hotel Conversion

Effective January 20, 2020, the Company converted its New York, New York Renaissance hotel to an independent boutique hotel. The Company anticipates that it will incur total conversion costs of approximately $1.0

Index

million to complete the transition, of which approximately $0.1 million was incurred in 2019. The intent of the conversion is to provide greater long-term flexibility with the operations of the hotel. Although the Company is not able to fully estimate the near-term impact associated with the transition, it does anticipate operational disruption as the management team works to replace revenue that historically came from participation in the Renaissance brand system. With the conversion of this hotel and the October 2019 acquisition of the existing independent boutique hotel in Richmond, Virginia, mentioned above, the Company has two independent boutique hotels with a combined total of 263 rooms.

Share Repurchases

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. During 2019, the Company purchased approximately 0.3 million of its common shares under its existing share repurchase program at a weighted-average market purchase price of approximately $14.92 per common share for an aggregate purchase price, including commissions, of approximately $4.3 million. As of December 31, 2019, approximately $359.8 million remained available for repurchases under this share repurchase program. Repurchases under the share repurchase program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the share repurchase program will depend upon prevailing market conditions, regulatory requirements and other factors. See Note 7 titled “Shareholders’ Equity” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the share repurchase program.

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

 Management and Franchise Agreements

Substantially all of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2019, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,665
Hampton	39	4,956
Courtyard	36	4,948
Residence Inn	33	3,939
Homewood Suites	33	3,731
SpringHill Suites	15	2,040
Fairfield	11	1,300
Home2 Suites	9	1,038
TownePlace Suites	9	931
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	208	*
Hyatt Place	1	127
Independent	1	55
Total	233	29,870

*	On January 20, 2020, the New York, New York Renaissance hotel became an independent boutique hotel.

Index

Each of the Company’s 233 hotels owned as of December 31, 2019 is operated and managed under separate management agreements with 21 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. As of December 31, 2019, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues, based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.

Fifteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and, as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

 Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2019 and 2018, the Company’s capital improvements for its hotels were approximately $78.7 million and $71.1 million, respectively. During 2020, the Company anticipates investing approximately $80 to $90 million in capital improvements, which includes various scheduled renovation projects for approximately 25 to 30 properties.

Financing

The Company’s principal daily sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its revolving credit facility. Depending on market conditions, the Company also may enter into additional secured and unsecured debt financing or issue common shares through equity offerings. The Company anticipates that funds from these sources will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, share repurchases, and required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes).

As of December 31, 2019, the Company had approximately $1.3 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 3.59%, consisting of approximately $455.0 million in outstanding mortgage debt secured by 29 properties, with maturity dates ranging from June 2020 to January 2038 and stated interest rates ranging from 3.55% to 6.25%, and approximately $870.9 million in outstanding debt under its unsecured credit facilities with maturity dates ranging from July 2022 to December 2029 and effective interest rates, including the effect of interest rate swaps, ranging from 2.49% to 4.59%.

The Company’s unused borrowing capacity under its $425 million revolving credit facility as of December 31, 2019 was $374.1 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders. As discussed

Index

above, the Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt to total capitalization as of December 31, 2019 was 27%. The Company may increase debt levels at any time to take advantage of investment opportunities but would plan to reduce any significant increases as appropriate with property dispositions or the issuance of equity to maintain its flexible balance sheet and reduce risks to investors compared to those of highly leveraged companies. The Company plans to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on the majority of its debt. All of these strategies reduce shareholder risk related to the Company’s financing structure. See Note 4 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the Company’s debt.

The Company has a universal shelf registration statement on Form S-3 (No. 333-231021) that was automatically effective upon filing on April 25, 2019. The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing the Company’s preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Distribution Policy

The Company plans to continue to pay distributions on a monthly basis, with distributions based on anticipated cash generated from operations. The Company attempts to set a rate that can be consistent over a period of time as it forecasts its cash available from operations. The Company’s annualized distribution rate was $1.20 per common share at December 31, 2019. As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Any distribution is subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. If cash flow from operations and the revolving credit facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy and may need to reduce its distributions to required levels to maintain its REIT status. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption, cyber threats and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties in similar locations. However, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.

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

Index

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

Sustainability

In addition to being more operationally efficient,  rooms-focused hotels are more environmentally efficient than full service hotels and resorts. With less open or unused space and less equipment needed for operating than full service hotels, rooms-focused hotels use less electricity, water and natural gas on a per-square-foot basis than full service or resort hotels. In addition to its overall strategy of investing in rooms-focused hotels, the Company is committed to identifying and incorporating sustainability opportunities into its investment and asset management strategies, with a focus on minimizing its environmental impact through reductions in energy and water consumption and improvements in waste management. The Company seeks to invest in proven sustainability practices when renovating its hotels and in portfolio-wide capital projects that can enhance asset value while also improving environmental performance. For example, the Company has realized cost savings and reductions in its carbon footprint through the installation of LED lighting, energy management systems, smart irrigation systems and the use of energy and water conservation guidelines at the property level. Additionally, as part of the Company’s acquisition due diligence, the Company performs sustainability assessments to identify areas of opportunity that will improve the property’s environmental performance, and when working with developers to construct new hotels, strives to implement environmentally efficient construction and building functionality.

Social Engagement

The Company is committed to strengthening its communities through charitable giving, encouraging employees to volunteer their time and talents, and participation in the many philanthropic programs important to its employees and leaders within its industry, including its brands, the American Hotel & Lodging Association® and its hotel management companies. Since forming Apple Gives, an employee-led charitable organization established in 2017 to expand the Company’s impact and further the advance of corporate philanthropic goals, employees of the Company have volunteered over 450 hours and supported over 80 non-profit organizations.

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

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. See Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Employees

During 2019, all employees involved in the day-to-day operation of the Company’s hotels were employed by third-party management companies engaged pursuant to the hotel management agreements. At December 31, 2019, the Company had 67 employees. The employees not only provide support to the Company, but, as discussed in Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, certain employees also provide support services to Apple Realty Group, Inc. (“ARG”), which is wholly owned by Glade M. Knight, Executive Chairman of the Company. ARG reimburses the Company for the support services that it receives.

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

The Company has identified the following significant risk factors which may affect, among other things, the Company’s business, financial position, results of operations, operating cash flow, market value, and ability to service its debt obligations and make distributions to its shareholders. You should carefully consider the risks described below and the risks disclosed by the Company in other filings with the SEC, in addition to the other information contained in this Annual Report on Form 10-K.

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

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends and risks in the hotel industry, both nationally and in individual local markets. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses. The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

●	over-building of hotels in the markets in which the Company operates, resulting in an increase in supply of hotel rooms that exceeds increases in demand;
●	competition from other hotels and lodging alternatives in the markets in which the Company operates;
●	a downturn in the hospitality industry;
●	dependence on business and leisure travel;
●	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;
●

reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes and earthquakes, and government shutdowns, airline strikes or other disruptions;

●	reduced travel due to adverse national, regional or local economic and market conditions;
●	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
●	changes in marketing and distribution for the hospitality industry including the cost and the ability of third-party internet and other travel intermediaries to attract and retain customers;
●	changes in hotel room demand generators in a local market;
●	ability of a hotel franchise to fulfill its obligations to franchisees;
●	brand expansion;
●	the performance of third-party managers of the Company’s hotels;
●

increases in operating costs, including ground lease payments, property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

●	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding work rules, wage rates, health care coverage and other benefits;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
●	business interruptions due to cyber-attacks and other technological events;
●	requirements for periodic capital reinvestment to repair and upgrade hotels;

Index

●	limited alternative uses for hotel buildings; and
●	condemnation or uninsured losses.

Any of these factors, among others, may reduce the Company’s operating results, the value of the properties that the Company owns, and the availability of capital to the Company.

Economic conditions in the U.S. and individual markets may adversely affect the Company’s business operations and financial performance.

The performance of the lodging industry has historically been highly cyclical and closely linked to the performance of the general economy both nationally and within local markets in the U.S. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. An economic downturn may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. The Company cannot predict the pace or duration of an economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, the Company’s revenue and profitability could be adversely affected. Furthermore, even if the economy in the U.S. in general continues to improve, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically, where the Company’s properties are located.

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

The Company’s wholly-owned taxable REIT subsidiaries (“TRSs”) (or subsidiaries thereof) operate substantially all of its hotels pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system. The Company may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. In addition, as the Company’s franchise and license agreements expire, the Company may not be able to renew them on favorable terms, or at all. If the Company were to lose or was unable to renew a franchise or license agreement, the Company would be required to re-brand the hotel, which could result in a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm to the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same brand. Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

Substantially all of the Company’s hotels operate under Marriott or Hilton brands; therefore, the Company is subject to risks associated with concentrating its portfolio in these brand families.

Substantially all of the Company’s hotels operate under brands owned by Marriott or Hilton. As a result, the Company’s success is dependent in part on the continued success of Marriott and Hilton and their respective brands. The Company believes that building brand value is critical to increase demand and strengthen customer loyalty. Consequently, if market recognition or the positive perception of any of these brands is reduced or compromised, the goodwill associated with the Marriott or Hilton branded hotels in the Company’s portfolio may be adversely affected. Also, if Marriott or Hilton alter certain policies, including their respective guest loyalty programs, this could reduce the Company’s future revenues. Furthermore, if the Company’s relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the Company’s hotels or for other reasons, the franchisors could, under certain circumstances, terminate the Company’s current franchise licenses with them or decline to

Index

provide franchise licenses for hotels that the Company may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on the Company.

Although substantially all of the Company’s hotels operate under the brands noted above, the Company owns and may from time to time acquire independent hotels or hotels affiliated with other brands, and/or may choose to operate hotels independently of a brand if the Company believes that these properties will operate most effectively as independent hotels. However, without the support and recognition of a large established brand, the capability of these independent or less recognized branded hotels to market the hotel, maintain guest loyalty, attract new guests, and operate in a cost-effective manner may be difficult, which could adversely affect the Company’s overall operating results.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive. Each of the Company’s hotels competes for guests primarily with other hotels in its immediate vicinity and secondarily with other hotels in its geographic market. The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, including third-party providers of short-term rental properties and serviced apartments that can be rented on a nightly, weekly or monthly basis. An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of the Company’s hotels in that area and lower the Company’s revenue and profitability.

The Company is dependent on third-party hotel managers to operate its hotels and could be adversely affected if such management companies do not manage the hotels successfully.

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels. As a result, the Company has entered into management agreements with third-party managers to operate its hotels. For this reason, the Company’s ability to direct and control how its hotels are operated is less than if the Company were able to manage its hotels directly. Under the terms of the hotel management agreements, the Company’s ability to participate in operating decisions regarding its hotels is limited to certain matters, and it does not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates). The Company does not supervise any of the hotel managers or their respective personnel on a day-to-day basis. The Company cannot be assured that the hotel managers will manage its hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the Company’s obligations under its hotel franchise agreements. The Company could be materially and adversely affected if any of its third-party managers fail to effectively manage revenues and expenses, provide quality services and amenities, or otherwise fail to manage its hotels in its best interest, and may be financially responsible for the actions and inactions of the managers. In certain situations, based on the terms of the applicable management agreement, the Company or manager may terminate the agreement. In the event that any of the Company’s management agreements are terminated, the Company can provide no assurance that it could identify a replacement manager, that the franchisor will consent to the replacement manager in a timely manner, or at all, or that the replacement manager will manage the hotel successfully. A failure by the Company’s hotel managers to successfully manage its hotels could lead to an increase in its operating expenses, a decrease in its revenues, or both. Furthermore, if one of the Company’s third-party managers is financially unable or unwilling to perform its obligations pursuant to its management agreements with the Company, the Company’s ability to find a replacement manager or managers for those properties could be costly and time-consuming for the Company and disrupt hotel operations which could materially and adversely affect the Company.

The growing use of non-franchisor lodging distribution channels could adversely affect the Company’s business and profitability.

Although a majority of rooms sold are sold through the hotel franchisors’ distribution channels, a growing number of the Company’s hotel rooms are sold through other channels or intermediaries. Rooms sold through non-franchisors’ channels are generally less profitable (after associated fees) than rooms sold through franchisors’ channels. Although the Company’s franchisors may have established agreements with many of these alternative channels or intermediaries that limit transaction fees for hotels, there can be no assurance that the Company’s franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, alternative channels or intermediaries may employ aggressive marketing strategies,

Index

including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to those of the Company’s franchisors. If this happens, the Company’s business and profitability may be materially and adversely affected.

Renovations and capital improvements may reduce the Company’s profitability.

The Company has ongoing needs for hotel renovations and capital improvements, including maintenance requirements and updates to brand standards under all of its hotel franchise and management agreements and certain loan agreements. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. As properties increase in age, the frequency and cost of renovations needed to maintain appealing facilities for hotel guests may increase. The Company may also need to make significant capital improvements to hotels that it acquires. Additionally, increases in the costs of imported goods and materials due to changes in tariffs or other applicable international regulations could have the effect of increasing renovation costs for the Company. Occupancy and ADR are often affected during periods of renovations and capital improvements at a hotel, especially if the Company encounters delays, or if the improvements require significant disruption at the hotel. The costs of renovations and capital improvements the Company needs or chooses to make could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2019, 13 of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability of its hotels, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of its hotels. Real estate investments are, in general, relatively difficult to sell due to, among other factors, the size of the required investment and the volatility in availability of adequate financing for a potential buyer. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property. Therefore, the Company cannot predict whether it will be able to sell any hotels for the price or on the terms set by the Company, or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company. In addition, provisions of the Code relating to REITs have certain limits on the Company’s ability to sell hotels.

Real estate impairment losses may adversely affect the Company’s financial condition and results of operations.

As a result of changes in an individual hotel’s operating results or to the Company’s planned hold period for a hotel, the Company may be required to record an impairment loss for a property. The Company analyzes its hotel properties individually for indicators of impairment throughout the year. The Company records an impairment loss on a hotel property if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective property over its estimated remaining useful life, based on historical and industry data, is less than the property’s carrying amount. Indicators of impairment include, but are not limited to, a property with

Index

current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.

 The Company’s failure to identify and complete accretive acquisitions may adversely affect the profitability of the Company.

The Company’s business strategy includes identifying and completing accretive hotel acquisitions. The Company competes with other investors who are engaged in the acquisition of hotels, and these competitors may affect the supply and demand dynamics and, accordingly, increase the price the Company must pay for hotels it seeks to acquire, or these competitors may succeed in acquiring those hotels. Any delay or failure on the Company’s part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede the Company’s growth. The Company may also incur costs that it cannot recover if it abandons a potential acquisition. Also, if the Company does not reinvest proceeds received from hotel dispositions into new properties in a timely manner, the Company’s profitability could be negatively impacted. The Company’s profitability may also suffer because future acquisitions of hotels may not yield the returns the Company expects and the integration of such acquisitions may disrupt the Company’s business or may take longer than projected.

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

The Company is also subject to risks associated with increases in interest rates with respect to the Company’s variable-rate debt which could reduce cash from operations. In addition, the Company has used interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt, and in the future, it may use hedging arrangements, such as interest rate swaps to manage its exposure to interest rate volatility. The Company’s actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. There is no assurance that the Company’s hedging strategy will achieve its objectives, and the Company may be subject to costs, such as transaction fees or breakage costs, if it terminates these hedging arrangements.

Replacement of LIBOR as the reference interest rate under the Company’s variable-rate debt and hedging arrangements could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company’s variable-rate debt and hedging arrangements use the London Inter-Bank Offered Rate (“LIBOR”) as the reference rate. LIBOR is expected to be phased out after 2021, and accordingly, the Company expects a transition from LIBOR to another reference rate in the near term. The Secured Overnight Financing Rate (“SOFR”), which is published by the New York Federal Reserve and is based on transactions in the more robust U.S. Treasury repurchase market, has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that use LIBOR as a reference rate. The transition from LIBOR to SOFR or any other replacement rate adopted is likely to cause uncertainty due to a mismatch in the LIBOR maturities and the terms of SOFR. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. In the event that LIBOR is discontinued, the interest rate for the Company’s variable-rate debt and the swap rate for its interest rate swaps following such event will be based on an alternative reference rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or outstanding swaps, but the alternative reference rate could be higher and more volatile than LIBOR prior to its discontinuance. The Company can provide

Index

no assurance regarding the future of LIBOR and when the Company’s variable-rate debt and interest rate swaps will transition from LIBOR as a reference rate to SOFR or another replacement reference rate. The transition from LIBOR, or any changes or reforms to the determination of LIBOR, could have an adverse impact on the Company’s interest rates on its current or future indebtedness, as well as its variable-rate hedging arrangements, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

Compliance with financial and other covenants in the Company’s existing or future debt agreements may reduce operational flexibility and create default risk.

The Company’s existing indebtedness, whether secured by mortgages on certain properties or unsecured, contains, and indebtedness that the Company may enter into in the future likely will contain, customary covenants that may restrict the Company’s operations and limit its ability to enter into future indebtedness. In addition, the Company’s ability to borrow under its unsecured credit facilities is subject to compliance with its financial and other covenants, including, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments. The Company’s failure to comply with the covenants in its existing or future indebtedness, or its inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt, requiring the Company to repay such debt with capital obtained from other sources, which may not be available to the Company or may only be available on unfavorable terms.

If the Company defaults on its secured debt, lenders may take possession of the property or properties securing such debt. As a general policy, the Company seeks to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of its assets. If recourse on any loan incurred by the Company to acquire or refinance any particular property includes all of its assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, the Company could lose that property through foreclosure if it defaults on that loan. If the Company defaults under a loan, it is possible that it could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs for the Company. Additionally, defaulting under a loan may damage the Company’s reputation as a borrower and may limit its ability to secure financing in the future.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology from cyber-attacks or other events could harm the Company’s business.

The Company, and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and customer information, such as personally identifiable information, including information relating to financial accounts. A number of hotels, hotel management companies, and brands have been subject to successful cyber-attacks, including those seeking guest credit card information. Moreover, the risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. It is possible that the safety and security measures taken by the Company and its hotel managers and franchisors will not be able to prevent damage to the systems, the systems’ improper functioning, or the improper access or disclosure of personally identifiable information.

Security breaches, whether through physical or electronic break-ins, cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering or phishing schemes, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage the reputations of the Company, the Company’s hotel managers or franchisors, and subject the Company to liability claims or regulatory penalties that may not be fully covered by insurance, all of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

Index

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available or at reasonable rates in the future. Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable for all or certain locations. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the hospitality industry as a whole. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under the relevant policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel. Additionally, as a result of substantial claims, insurance carriers may reduce insured limits and/or increase premiums, if insurance coverage is provided at all, in the future. Any of these or similar events could have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces possible risks associated with the physical effects of, and laws and regulations related to, climate change.

The Company is subject to the risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on the Company’s properties, operations and business. To the extent climate change causes changes in weather patterns, the markets in which the Company operates could experience increases in storm intensity and rising sea levels causing damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on the Company’s business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy and water at its properties. The federal government and some of the states and localities in which the Company operates have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions, and may enact new laws in the future. Although these laws and regulations have not had any known material adverse effect on the Company to date, they could impact companies with which the Company does business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Climate change, and any future laws and regulations, or future interpretations of current laws and regulations, could have a material adverse effect on the Company.

The Company could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on the Company.

The Company’s hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require the Company, as the current owner of a hotel, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste, petroleum products or mold) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible the Company could incur cleanup costs or other environmental liabilities even after it sells or no longer operates hotels. Contamination at, on, under or emanating from the Company’s hotels also may expose it to liability to private parties for the costs of remediation, personal

Index

injury and/or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs required to address such contamination. If contamination is discovered on the Company’s properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property on favorable terms, or at all. Furthermore, if, as part of the remediation of a contaminated property, the Company were to dispose of certain waste products at a waste disposal facility, such as a landfill or an incinerator, the Company may be liable for costs associated with the cleanup of that facility.

In addition, the Company’s hotels are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of the Company’s hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (e.g., swimming pool chemicals and cleaning supplies). The Company’s hotels incur costs to comply with these environmental, health and safety laws and regulations, and could be subject to fines and penalties for non-compliance with applicable requirements.

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

The Company and its hotels are subject to various U.S. federal, state and local regulatory requirements. These requirements are wide-ranging and include among others, state and local fire and life safety requirements, federal laws such as the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder and the Sarbanes-Oxley Act of 2002. Liabilities and costs associated with complying with these requirements are and could be material. If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change, and future requirements might require the Company to make significant unanticipated expenditures, which could have material and adverse effects on the Company.

In addition, as a result of these significant regulations, the Company could become subject to regulatory investigations and lawsuits. Regulatory investigations and lawsuits could result in significant costs to respond and costs of fines or settlements, or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company. The ability of the Company to access capital markets, including commercial debt markets, could also be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes from adverse regulatory actions or lawsuits.

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

Index

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

The Company’s issuance of preferred shares may adversely affect the voting power or ownership interest of the holders of common shares or limit the ability of a third party to acquire control of the Company.

The Company’s Charter allows the Board of Directors to issue up to 30 million “blank check” preferred shares, without action by shareholders. Preferred shares may be issued on terms determined by the Board of Directors, and may have rights, privileges and preferences superior to those of common shares. Without limiting the foregoing, (i) such preferred shares could have liquidation rights that are senior to the liquidation preference applicable to common shares, (ii) such preferred shares could have voting or conversion rights, which could adversely affect the voting power of the holders of common shares, and (iii) the ownership interest of holders of common shares will be diluted following the issuance of any such preferred shares. In addition, the issuance of blank check preferred shares could have the effect of discouraging, delaying or preventing a change of control of the Company.

Provisions of the Company’s second amended and restated bylaws could inhibit changes in control.

Provisions in the Company’s second amended and restated bylaws may make it difficult for another company to acquire it and for shareholders to receive any related takeover premium for its common shares. Pursuant to the Company’s second amended and restated bylaws, directors are elected by the plurality of votes cast and entitled to vote in the election of directors.  However, the Company’s corporate governance guidelines require that if an incumbent director fails to receive at least a majority of the votes cast, such director will tender his or her resignation from the Board of Directors. The Nominating and Corporate Governance Committee of the Board of Directors will consider, and determine whether to accept, such resignation. Additionally, the second amended and restated bylaws of the Company have various advance notice provisions that require shareholders to meet certain requirements and deadlines for proposals at an annual meeting of shareholders. These provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the price of the Company’s common shares or otherwise be in the shareholders’ best interests.

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

The Company depends on key personnel.

The Company depends on the services of its senior management team to manage the Company’s day-to-day operations and to execute its business strategy. To the extent that any of them departs, the Company could incur severance or other costs. The loss of the services from any of the members of the Company’s management team, and

Index

its inability to find suitable replacements on a timely basis, could disrupt the Company’s business and have an adverse effect on the market price of the Company’s common shares.

The Company may change its operational policies, investment guidelines and its investment and growth strategies without shareholder consent, which may subject it to different and more significant risks in the future, which could materially and adversely affect the Company.

The Board of Directors determines the Company’s operational policies, investment guidelines and its investment and growth strategies, subject to the restrictions on certain transactions as set forth in the second amended and restated bylaws. The Board of Directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, shareholders. This could result in the Company conducting operational matters, making investments or pursuing investment or growth strategies that are different than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, the Company may expose itself to different and more significant risks in the future, which could materially and adversely affect the Company.

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

●	changes in market interest rates compared to the Company’s distribution yield on its common shares;
●	additions and departures of key personnel;
●	announcements by franchisors, operators or REITs and other owners in the hospitality industry;
●	the performance and market valuations of similar companies;
●	strategic actions by the Company or its competitors, such as acquisitions or dispositions;
●	fluctuations in the stock price and operating results of the Company’s competitors;
●	speculation in the press or investment community;
●	changes in accounting principles;
●	changes in capital costs;
●	terrorist acts;
●	general market and economic conditions, including factors unrelated to the Company’s operating performance; and
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

Stock markets in general have historically experienced volatility that has often been unrelated to the operating performance of a particular company or industry. Similar broad market fluctuations may adversely affect the trading price and volume of the Company’s common shares.

Index

The Company may change its distribution policy or may not have funds available to make distributions to shareholders.

The Board of Directors will continue to evaluate the Company’s distribution policy in conjunction with the impact of the economy on its operations, actual and projected financial condition and results of operations, capital expenditure requirements and other factors, including those discussed in this Annual Report on Form 10-K. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will continue to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company believes the rate is not appropriate based on REIT taxable income, limitations under financing arrangements, or other cash needs. A reduction in the Company’s distribution rate could have a material adverse effect on the market price of the Company’s common shares.

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

The Company’s qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. Maintaining the Company’s qualification as a REIT depends on the Company’s satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. The Company’s ability to satisfy the REIT income and asset tests depends upon the Company’s analysis of the characterization and fair market values of the Company’s assets, some of which are not susceptible to a precise determination and for which the Company will not obtain independent appraisals, and upon the Company’s ability to successfully manage the composition of its income and assets on an ongoing basis. In addition, the Company’s ability to satisfy the requirements to maintain its qualification as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence.

Index

If the Company does not qualify as a REIT or if the Company fails to remain qualified as a REIT, the Company will be subject to U.S. federal income tax and potentially state and local taxes, which would reduce the Company’s earnings and the amount of cash available for distribution to its shareholders.

If the Company failed to qualify as a REIT in any taxable year and any available relief provisions did not apply, the Company would be subject to U.S. federal and state corporate income tax on its taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by the Company in computing its taxable income. Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a TRS that are not conducted on an arm’s-length basis, and state or local income, franchise, property and transfer taxes. Moreover, if the Company has net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code), that income will be subject to a 100% tax. The Company could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain its qualification as a REIT. In addition, the Company’s TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any. Any of these taxes would decrease cash available for other uses, such as the payment of the Company’s debt obligations and distributions to shareholders.

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

If there is an adjustment to any of Apple Ten’s taxable income or dividends-paid deductions, the Company could elect to use the deficiency dividend procedure in order to maintain Apple Ten’s REIT status. That deficiency dividend procedure could require the Company to make significant distributions to its shareholders and to pay significant interest to the IRS.

Index

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

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that it distributes. To the extent that the Company satisfies this distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that the Company pays out to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. If there is an adjustment to any of the Company’s taxable income or dividends-paid deductions, the Company could elect to use the deficiency dividend procedure in order to maintain the Company’s REIT status. That deficiency dividend procedure could require the Company to make significant distributions to its shareholders and to pay significant interest to the IRS.

From time to time, the Company may generate taxable income greater than its income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In addition, differences in timing between the recognition of taxable income and the actual receipt of cash may occur. As a result, the Company may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where the Company experiences differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of its taxable income could cause it to: (1) sell assets in unfavorable market conditions; (2) incur debt or issue additional equity on disadvantageous terms; (3) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt; or (4) make a taxable distribution of its common shares as part of a distribution in which shareholders may elect to receive the Company’s common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase the Company’s costs or dilute its equity. In addition, because the REIT distribution requirement prevents the Company from retaining earnings, the Company generally will be required to refinance debt at its maturity with additional debt or equity. Thus, compliance with the REIT requirements may hinder the Company’s ability to grow, which could adversely affect the market price of its common shares.

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

Index

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

Rent paid by a lessee that is a “related party tenant” of the Company generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. The Company intends to continue to take advantage of this exception. A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. Although the Company intends to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations under the requirements for “qualified lodging facilities,” and there can be no assurance that these requirements will be satisfied in all cases.

In addition, the Company’s TRS lessees have engaged hotel management companies that are intended to qualify as “eligible independent contractors.” Among other requirements, in order to qualify as an “eligible independent contractor,” the hotel management company must not own, directly or through its shareholders, more than 35% of the Company’s outstanding shares, and no person or group of persons can own more than 35% of the Company’s outstanding shares and the shares (or ownership interest) of the hotel management company (taking into account certain ownership attribution rules). The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of the Company’s shares by the hotel management companies and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded. In addition, for a hotel management company to qualify as an “eligible independent contractor,” such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined above) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS. As of the date hereof, the Company believes the hotel management companies operate “qualified lodging facilities” for certain persons who are not related to the Company or its TRSs. However, no assurances can be provided that this will continue to be the case or that any other hotel management companies that the Company may engage in the future will in fact comply with this requirement in the future.

The Company’s ownership of TRSs is limited, and the Company’s transactions with its TRSs will cause it to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The rules also impose a 100% excise tax on certain transactions, including the leases, between the TRS and the REIT that are not conducted on an arm’s-length basis.

Index

The Company’s TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to the REIT, but is not required to be distributed. The Company has monitored and will continue to monitor the value of its respective investments in its TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, the Company will continue to scrutinize all of its transactions with its TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax. There can be no assurance, however, that the Company will be able to comply with the rules regarding TRSs or avoid application of the 100% excise tax. The most significant transactions between the Company and its TRSs are the hotel leases from the Company to its TRSs. While the Company believes its leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

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

The Company may be subject to adverse legislative or regulatory tax changes.

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

As of December 31, 2019, the Company owned 233 hotels with an aggregate of 29,870 rooms located in 34 states, including one hotel with 105 rooms classified as held for sale, which was sold to an unrelated party in January 2020. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 21 hotel management companies, none of which are affiliated with the Company. The following tables summarize the number of hotels and rooms by brand and state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,665
Hampton	39	4,956
Courtyard	36	4,948
Residence Inn	33	3,939
Homewood Suites	33	3,731
SpringHill Suites	15	2,040
Fairfield	11	1,300
Home2 Suites	9	1,038
TownePlace Suites	9	931
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	208	*
Hyatt Place	1	127
Independent	1	55
Total	233	29,870

*	On January 20, 2020, the New York, New York Renaissance hotel became an independent boutique hotel.

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	12	1,644
Arkansas	3	336
California	27	3,807
Colorado	4	567
Florida	22	2,803
Georgia	6	672
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	3	422
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	3	404
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	553
North Carolina	10	1,091
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	31	3,755
Utah	3	393
Virginia	13	1,822
Washington	4	609
Total	233	29,870

Index

The following table is a list of the 233 hotels the Company owned as of December 31, 2019. As noted below, 13 of the Company’s hotels are subject to ground leases and 29 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	(1)
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107	(1)
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84	(1)
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210	(1)
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121	(1)
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(1)(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton	InnVentures	3/1/2014	86
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101	(1)
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	LBA	12/7/2018	127
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162	(1)
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Sanford	FL	SpringHill Suites	LBA	3/1/2014	105	(3)
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Albany	GA	Fairfield	LBA	1/14/2010	87
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103	(4)
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95	(4)
Davenport	IA	Hampton	Aimbridge	9/1/2016	103	(4)
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Boise	ID	SpringHill Suites	InnVentures	3/1/2014	230
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(1)
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126	(4)
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Portland	ME	Residence Inn	Pyramid	10/13/2017	179
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Vista Host	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84	(1)
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	LBA	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178	(1)
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	165	(4)
New York	NY	Renaissance	Highgate	3/1/2014	208	(2)(5)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102	(4)
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78	(4)
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110	(4)
Twinsburg	OH	Hilton Garden Inn	Interstate	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132	(1)
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132	(4)
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126	(1)
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124	(1)
Jackson	TN	Hampton	Vista Host	12/30/2008	85
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Interstate	9/26/2008	103
Allen	TX	Hilton Garden Inn	Interstate	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	(1)
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Interstate	10/16/2008	165
Round Rock	TX	Hampton	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150	(1)
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234	(1)(2)
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106	(1)
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					29,870

(1)	Hotel is encumbered by mortgage.
(2)	Hotel is subject to ground lease.
(3)	Hotel is classified as held for sale as of December 31, 2019 and was subsequently sold in January 2020.
(4)	Manager noted was effective January 1, 2020.
(5)	Became an independent boutique hotel on January 20, 2020.

The Company’s investment in real estate at December 31, 2019, consisted of the following (in thousands):

Land	$724,054
Building and Improvements	4,458,383
Furniture, Fixtures and Equipment	486,386
Finance Ground Lease Assets	197,617
Franchise Fees	13,727
5,880,167
Less Accumulated Depreciation and Amortization	(1,054,429)
Investment in Real Estate, net	$4,825,738

For additional information about the Company’s properties, refer to Schedule III – Real Estate and Accumulated Depreciation and Amortization included at the end of Part IV, appearing elsewhere in this Annual Report on Form 10-K.

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

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2019 and February 14, 2020, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $16.25 and $15.21, respectively.

Share Return Performance

The following graph compares the cumulative total shareholder return of the Company’s common shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the SNL U.S. REIT Hotel Index for the period from May 18, 2015, the date of the Company’s Listing, to December 31, 2019. The SNL U.S. REIT Hotel Index is comprised of publicly traded REITs which focus on investments in hotel properties. The graph assumes an initial investment of $100 in the Company’s common shares and in each of the indices, and also assumes the reinvestment of dividends.

	Value of Initial Investment at
Name	05/18/15	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Apple Hospitality REIT, Inc.	$100.00	$115.73	$123.34	$128.27	$99.81	$122.64
S&P 500 Index	$100.00	$97.29	$108.92	$132.70	$126.88	$166.84
SNL U.S. REIT Hotel Index	$100.00	$81.94	$101.55	$107.92	$93.39	$108.24

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing. The performance graph is not indicative of future investment performance. The Company does not make or endorse any predictions as to future share price performance.

Shareholder Information

As of February 14, 2020, the Company had approximately 70 holders of record of its common shares and there were approximately 224 million common shares outstanding. Because many of the Company’s common shares are

Index

held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Distribution Information

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income. For the years ended December 31, 2019 and 2018, the Company paid distributions of $1.20 per common share, for a total of approximately $268.7 million and $275.9 million, respectively. The Company’s current annual distribution rate, payable monthly, is $1.20 per common share. Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at the current annual distribution rate. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2019, the Company’s Board of Directors approved an extension of its existing share repurchase program (the “Share Repurchase Program”), authorizing share repurchases up to an aggregate of $360 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2020 if not terminated earlier. The Company has a written trading plan that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2019, the Company purchased approximately 0.3 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.92 per common share for an aggregate purchase price, including commissions, of approximately $4.3 million and, in 2018, the Company purchased approximately 6.6 million of its common shares at a weighted-average market purchase price of approximately $15.87 per common share for an aggregate purchase price, including commissions, of approximately $104.3 million. As of December 31, 2019, approximately $359.8 million remained available for repurchases under this Share Repurchase Program. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Additionally, during 2019 and 2018, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) as described in Note 8 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

The following is a summary of all share repurchases during the fourth quarter of 2019:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2019	-	-	-	$359,800
November 1 - November 30, 2019	-	-	-	$359,800
December 1 - December 31, 2019 (2)	5,502	$15.77	-	$359,800
Total	5,502		-

(1)

Represents amount outstanding under the Company's authorized $360 million share repurchase program. This program may be suspended or terminated at any time by the Company. If not terminated earlier, the program will end in July 2020. No shares were repurchased under the program during the fourth quarter of 2019.

(2)	Consists of common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted common shares.

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the Omnibus Plan, which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee to be in the best interests of the Company. The Company’s Board of Directors previously adopted and the Company’s shareholders approved the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. In May 2015, the Directors’ Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan. The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3)
Equity compensation plans approved by security holders	297,333	$21.81	8,992,653
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	297,333	$21.81	8,992,653

(1)

Represents 249,895 stock options granted to the Company’s current and former directors under the Directors’ Plan. Also includes 47,438 fully vested deferred stock units, including quarterly distributions earned, under the non-employee director deferral program under the Omnibus Plan, adopted by the Board of Directors in 2018, effective June 1, 2018, that are not included in the calculation of the weighted-average exercise price of outstanding options.

(2)	The weighted-average exercise price of outstanding options relates solely to stock options, which are the only currently outstanding exercisable security.
(3)	Does not include remaining shares registered under the Directors’ Plan, as no further grants can be made under the Plan.

Index

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2019. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands except per share and statistical data)	2019	2018	2017	2016 (1)	2015

Revenues:
Room	$1,167,203	$1,172,331	$1,143,987	$956,119	$821,733
Food and beverage	59,815	62,600	66,030	59,558	54,710
Other	39,579	35,624	28,605	25,348	21,871
Total revenue	1,266,597	1,270,555	1,238,622	1,041,025	898,314

Expenses and other income:
Hotel operating expense	724,416	715,934	697,402	582,839	507,081
Property taxes, insurance and other expense	75,840	74,640	69,391	56,860	46,023
Operating ground lease expense (2)	1,658	11,364	11,313	10,409	9,996
General and administrative expense	36,210	24,294	26,341	17,032	19,552
Loss on impairment of depreciable real estate assets	6,467	3,135	45,875	5,471	45,000
Depreciation and amortization expense (2)	193,240	183,482	176,499	148,163	127,449
Transaction and litigation costs (reimbursements)	-	-	(2,586)	34,989	7,181
(Gain) loss on sale of real estate	(5,021)	(152)	(16,295)	153	(15,286)
Interest and other expense, net (2)	61,191	51,185	47,343	40,026	33,132
Income tax expense	679	587	847	431	898
Total expenses and other income	1,094,680	1,064,469	1,056,130	896,373	781,026
Net income	$171,917	$206,086	$182,492	$144,652	$117,288

Per Share:
Net income per common share	$0.77	$0.90	$0.82	$0.76	$0.65
Distributions declared per common share (3)	$1.20	$1.20	$1.20	$1.20	$1.37
Weighted-average common shares outstanding - basic and diluted	223,910	229,659	223,526	190,856	180,261

Balance Sheet Data (at end of period):
Investment in real estate, net (2)	$4,825,738	$4,816,410	$4,793,159	$4,823,489	$3,641,767
Assets held for sale	$12,093	$-	$-	$39,000	$-
Total assets (2)	$4,942,411	$4,928,672	$4,902,338	$4,979,883	$3,722,775
Debt, net	$1,320,407	$1,412,242	$1,222,196	$1,337,963	$998,103
Finance lease liabilities (2)	$216,627	$-	$-	$-	$-
Shareholders' equity	$3,291,013	$3,409,010	$3,571,085	$3,517,064	$2,647,058
Net book value per share	$14.70	$15.22	$15.53	$15.78	$15.18

Other Data:
Cash Flow From (Used In):
Operating activities	$381,674	$404,812	$384,071	$331,171	$279,628
Investing activities	$(14,324)	$(210,160)	$(158,256)	$(162,200)	$(90,736)
Financing activities	$(366,321)	$(190,811)	$(225,449)	$(162,197)	$(198,767)
Number of hotels owned at end of period	233	241	239	235	179

(1)

Effective September 1, 2016, the Company completed the merger with Apple REIT Ten, Inc. and added 56 hotels located in 17 states with an aggregate of 7,209 rooms to the Company’s real estate portfolio.

(2)

Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity without restating the presentation of periods prior to the effective date. Under the new lease accounting standard, the Company classified four ground leases as finance leases that were previously classified as operating leases in accordance with the previous accounting standard. In 2019, the Company recognized approximately $4.5 million of amortization expense and approximately $8.2 million of interest expense associated with these four finance leases. Results prior to January 1, 2019 were not restated and therefore, for the years ended December 31, 2018, 2017, 2016 and 2015, the Company recognized approximately $9.5 million, $9.5 million, $8.9 million and $8.6 million, respectively, of operating ground lease expense associated with these four ground leases. See Note 1 titled “Organization and Summary of Significant Accounting Policies” and Note 10 titled “Lease Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information on the adoption of the new lease accounting standard.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of December 31, 2019, the Company owned 233 hotels with an aggregate of 29,870 rooms located in urban, high-end suburban and developing markets throughout 34 states, including one hotel with 105 rooms classified as held for sale, which was sold to an unrelated party in January 2020. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 21 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, the Company acquired three hotels for an aggregate purchase price of approximately $59.3 million during 2019: a 160-room existing Hampton Inn & Suites in St. Paul, Minnesota, a 128-room newly constructed Home2 Suites in Orlando, Florida and a 55-room existing independent boutique hotel in Richmond, Virginia. Although the independent boutique hotel is not affiliated with a brand, the Company plans to reposition the hotel to operate consistently with its rooms-focused hotels. Also, as of December 31, 2019, the Company had outstanding contracts for the potential purchase of six hotels for a total expected purchase price of approximately $208.8 million, all of which are under development and are planned to be completed and opened for business over the next five to 18 months from December 31, 2019, at which time closings on these hotels are expected to occur. In each case, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. The Company utilized its revolving credit facility to fund the completed acquisitions and plans to utilize its credit facilities available at closing for any additional acquisitions.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2019, the Company sold a total of 11 hotels for a total combined gross sales price of approximately $121.7 million. In January 2020, the Company sold one of its hotels for a gross sales price of $13.0 million and, as of January 31, 2020, the Company had an outstanding contract to sell one of its hotels for a gross sales price of approximately $32.0 million. Although the Company is working towards the sale of the hotel under contract, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding sale contract. If the closing occurs, this sale is expected to be completed in the first quarter of 2020. The net proceeds from the sales were or will be used to pay down borrowings on the Company’s revolving credit facility.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale, Dispositions and Hotel Sale Contracts” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Effective January 20, 2020, the Company converted its New York, New York Renaissance hotel to an independent boutique hotel. The Company anticipates that it will incur total conversion costs of approximately $1.0 million to complete the transition, of which approximately $0.1 million was incurred in 2019. The intent of the conversion is to provide greater long-term flexibility with the operations of the hotel. Although the Company is not able to fully estimate the near-term impact associated with the transition, it does anticipate operational disruption as the management team works to replace revenue that historically came from participation in the Renaissance brand system. With the conversion of this hotel and the October 2019 acquisition of the existing independent boutique hotel

Index

in Richmond, Virginia, mentioned above, the Company has two independent boutique hotels with a combined total of 263 rooms.

New Lease Accounting Standard

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity, without restating the presentation of periods prior to the effective date (the “new lease accounting standard”). Under the new lease accounting standard, beginning in 2019, four of the Company’s ground leases that were previously accounted for as operating leases are accounted for as finance leases. For these finance leases, effective January 1, 2019, the Company recognizes amortization expense, included in depreciation and amortization expense, and interest expense, included in interest and other expense, net, instead of operating ground lease expense, in the Company’s consolidated statements of operations. Results prior to January 1, 2019 have not been restated. As a result, the comparability of operating ground lease expense, depreciation and amortization expense, and interest and other expense, net for the years ended December 31, 2019, 2018 and 2017 as noted below are affected by the implementation of the new lease accounting standard. See Note 1 titled “Organization and Summary of Significant Accounting Policies” and Note 10 titled “Lease Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional information on the adoption of the new lease accounting standard.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the U.S. and the performance of individual managers assigned to each hotel, performance of the Company’s hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Over the past several years, improvements in the general U.S. economy, which have broadly increased demand for hotels, have been offset by increased lodging supply in many markets. With flat growth in RevPAR and increased labor costs, the Company’s Comparable Hotels produced slightly lower operating results during 2019 as compared to 2018. There is no way to predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging industry and the Company, including but not limited to, continued increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility, government fiscal policies, travel-related health concerns, political changes and economic concerns in the U.S. The Company is forecasting flat to slightly negative RevPAR growth and lower operating results for its Comparable Hotels for 2020 as compared to 2019, which reflects modest expectations for demand growth, consistent with modest growth expectations for the U.S. economy, relatively consistent anticipated hotel supply growth, unfavorable comparisons caused by outsized demand in 2019 related to natural disaster recovery efforts in certain markets and the transition of the Company’s full service hotel in New York, New York from the Renaissance brand to an independent boutique hotel as discussed above.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Years Ended December 31,
(in thousands, except statistical data)	2019	Percent of Revenue	2018	Percent of Revenue	Change 2018 to 2019	2017	Percent of Revenue	Change 2017 to 2018

Total revenue	$1,266,597	100.0%	$1,270,555	100.0%	-0.3%	$1,238,622	100.0%	2.6%
Hotel operating expense	724,416	57.2%	715,934	56.3%	1.2%	697,402	56.3%	2.7%
Property taxes, insurance and other expense	75,840	6.0%	74,640	5.9%	1.6%	69,391	5.6%	7.6%
Operating ground lease expense(1)	1,658	0.1%	11,364	0.9%	-85.4%	11,313	0.9%	0.5%
General and administrative expense	36,210	2.9%	24,294	1.9%	49.0%	26,341	2.1%	-7.8%

Loss on impairment of depreciable real estate assets	6,467		3,135		n/a	45,875		n/a
Depreciation and amortization expense(1)	193,240		183,482		5.3%	176,499		4.0%
Transaction and litigation costs (reimbursements)	-		-		n/a	(2,586)		n/a
Gain on sale of real estate	5,021		152		n/a	16,295		n/a
Interest and other expense, net(1)	61,191		51,185		19.5%	47,343		8.1%
Income tax expense	679		587		15.7%	847		-30.7%

Number of hotels owned at end of period	233		241		-3.3%	239		0.8%
ADR	$137.30		$136.04		0.9%	$134.61		1.1%
Occupancy	77.0%		76.9%		0.1%	77.4%		-0.6%
RevPAR	$105.72		$104.66		1.0%	$104.13		0.5%

(1)

As discussed above, effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity without restating the presentation of periods prior to the effective date. Under the new lease accounting standard, the Company classified four ground leases as finance leases that were previously classified as operating leases in accordance with the previous accounting standard. In 2019, the Company recognized approximately $4.5 million of amortization expense and approximately $8.2 million of interest expense associated with these four finance leases. Results prior to January 1, 2019 were not restated and therefore, for the years ended December 31, 2018 and 2017, the Company recognized approximately $9.5 million each year of operating ground lease expense associated with these four ground leases. See Note 1 titled “Organization and Summary of Significant Accounting Policies” and Note 10 titled “Lease Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information on the adoption of the new lease accounting standard.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 232 hotels owned and held for use as of December 31, 2019. The Company defines metrics from Comparable Hotels as results generated by the 232 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2019	2018	Change 2018 to 2019	2017	Change 2017 to 2018

ADR	$137.70	$137.43	0.2%	$136.44	0.7%
Occupancy	77.1%	77.2%	-0.1%	77.8%	-0.8%
RevPAR	$106.12	$106.07	-	$106.13	-0.1%

Index

Same Store Operating Results

The following table reflects certain operating statistics for the 218 hotels owned and held for use by the Company as of January 1, 2017 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Years Ended December 31,
	2019	2018	Change 2018 to 2019	2017	Change 2017 to 2018

ADR	$136.93	$136.86	0.1%	$135.94	0.7%
Occupancy	77.2%	77.4%	-0.3%	78.0%	-0.8%
RevPAR	$105.73	$105.88	-0.1%	$105.98	-0.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. Economic indicators in the U.S. have generally been favorable, which has been offset by increased lodging supply in many of the Company’s markets. As a result, the Company’s revenue for its Comparable Hotels and Same Store Hotels were generally unchanged from 2017 to 2019. The Company expects its RevPAR growth for its Comparable Hotels in 2020 to be flat to slightly negative compared to its performance in 2019. The Company’s hotels in general have shown results consistent with to slightly favorable as compared to industry, brand and chain scale averages. From 2017 to 2019, the Company’s results were impacted by recovery and restoration efforts from natural disasters affecting several markets. In 2017, the Company experienced an increase in demand as a result of the restoration and recovery efforts in Houston and Austin, Texas and in many of its Florida markets resulting from hurricanes Harvey and Irma. In 2018, the Company’s hotels located in eastern North Carolina, southern Alabama and the Florida Panhandle were affected by hurricanes Florence and Michael, including the closure of the Company’s two hotels in the Panama City, Florida area. During 2019, the Company experienced increases in demand for markets affected by hurricanes Florence and Michael and also experienced an increase in demand in Anchorage, Alaska resulting from recovery and restoration efforts related to the late 2018 earthquake in the area.

Results of Operations

A discussion regarding the Company’s results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion regarding the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found under the section titled “Results of Operations for Years 2018 and 2017” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 25, 2019, which is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Information section of the Company’s website at www.applehospitalityreit.com.

As of December 31, 2019, the Company owned 233 hotels with a total of 29,870 rooms as compared to 241 hotels with a total of 30,812 rooms as of December 31, 2018. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented. During 2019, the Company acquired one newly constructed hotel on March 19, 2019 and two existing hotels (one on March 4, 2019 and one on October 9, 2019), and sold 11 hotels (nine on March 28, 2019, one on December 19, 2019 and one on December 30, 2019). During 2018, the Company acquired one newly constructed hotel on May 2, 2018 and four existing hotels (two on February 5, 2018, one on June 28, 2018 and one on December 7, 2018), and sold three hotels (two on July 13, 2018 and one on November 29, 2018). As a result, the comparability of results for the years ended December 31, 2019 and 2018 as discussed below is impacted by these transactions.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For each of the years ended December 31, 2019 and 2018, the Company had total revenue of $1.3 billion. For the years ended December 31, 2019 and 2018, respectively, Comparable Hotels achieved combined average occupancy of 77.1% and 77.2%, ADR of $137.70 and $137.43 and RevPAR of $106.12 and $106.07.

Index

During 2019, the Company’s Comparable Hotels experienced a slight increase in ADR and a slight decrease in occupancy as compared to 2018, leaving RevPAR for Comparable Hotels virtually unchanged. Overall, because of its geographic diversity, the Company’s Comparable Hotels’ RevPAR change for 2019 was generally consistent to slightly favorable as compared to industry, brand and chain scale averages. As a result of the recovery and restoration efforts in certain markets that began during the fourth quarter of 2018, the Company’s Comparable Hotels’ RevPAR decreased 0.9% in the fourth quarter of 2019 as compared to the same period of 2018. The Company, for the full year of 2019, experienced increased revenue due to demand in the Florida Panhandle, southern Alabama, eastern North Carolina and Anchorage, Alaska resulting from recovery and restoration efforts related to hurricanes Florence and Michael and the 2018 earthquake in Anchorage, Alaska. Markets and areas with above average growth in 2019 for the Company and industry included Birmingham, Alabama, Norfolk, Virginia, Phoenix and Tucson, Arizona, Portland, Maine and Sacramento, California. Markets that were below average for the Company and industry included central and southern Florida, Boston, Massachusetts, Houston, Texas, Oklahoma City, Oklahoma and Seattle, Washington.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2019 and 2018, respectively, hotel operating expense totaled $724.4 million and $715.9 million or 57.2% and 56.3% of total revenue for each respective year, which is consistent with the increases in Comparable Hotels hotel operating expense as a percentage of revenue for the same period. Increases in labor costs as a percentage of revenue during 2019 as compared to 2018 were the primary cause of the increase in hotel operating expense, which were slightly offset by decreases in utility costs. The Company anticipates continued increases in labor costs due to government regulations surrounding wages, healthcare and other benefits, other wage-related initiatives and lower unemployment rates. The Company will continue to work with its management companies to reduce or mitigate costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2019 and 2018 totaled $75.8 million and $74.6 million, respectively, or 6.0% and 5.9% of total revenue for each respective year, which is consistent with Comparable Hotels expense as a percentage of revenue for the same period. For the Company’s Comparable Hotels, real estate taxes increased in 2019 compared to 2018, with tax increases at certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. With the economy continuing to improve, the Company anticipates continued increases in property tax assessments in 2020. The Company will continue to appeal tax assessments in certain jurisdictions to attempt to minimize tax increases as warranted. Additionally, due to increased losses incurred by property insurance carriers during the past few years, the Company’s property insurance costs increased as a percentage of revenue for 2019 as compared to 2018, which was partially offset by a decrease in remediation and repair costs below insurance deductibles related to wind and water damage resulting from hurricanes during the same periods.

Operating Ground Lease Expense

Operating ground lease expense for the years ended December 31, 2019 and 2018 was $1.7 million and $11.4 million, respectively. Operating ground lease expense in 2019 primarily represents the expense incurred by the Company to lease land for nine of its hotel properties. Operating ground lease expense in 2018 primarily represents the expense incurred by the Company to lease land for 13 of its hotel properties, which included approximately $9.5 million of expense related to four ground leases that were previously classified as operating leases that are classified as finance leases under the new lease accounting standard effective January 1, 2019.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2019 and 2018 was $36.2 million and $24.3 million, respectively, or 2.9% and 1.9% of total revenue for each respective year. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense in 2019 as compared to 2018 was due primarily to costs

Index

associated with personnel changes involving the Company’s senior management and improved performance under the Company’s incentive plans which resulted in increased compensation expense. Based on the Company’s performance in 2019 in relation to the operational performance and shareholder return metrics of the 2019 incentive plans effective January 1, 2019 (“2019 Incentive Plans”), the amounts earned under the 2019 Incentive Plans were higher than the comparable compensation earned under the 2018 incentive plans (“2018 Incentive Plans”), resulting in an increase in compensation expense for 2019 of approximately $8.6 million, as compared to 2018. Compensation expense in 2019 also included approximately $2.1 million related to separation agreements with two executive officers who departed during the year.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $6.5 million and $3.1 million for the years ended December 31, 2019 and 2018, respectively, and consisted of impairment charges related to the potential sales of the Winston-Salem, North Carolina Courtyard recorded in 2019 and the Columbus, Georgia SpringHill Suites and TownePlace Suites hotels and the Springdale, Arkansas Residence Inn recorded in 2018, all of which were subsequently sold by the Company. See Note 2 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $193.2 million and $183.5 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the acquisition of three hotels in 2019 and five hotels in 2018 and renovations completed throughout 2019 and 2018, partially offset by the sale of 11 hotels in 2019 and three hotels in 2018. Additionally, depreciation and amortization expense for the year ended December 31, 2019 includes approximately $4.5 million of expense associated with amortization of the Company’s four finance ground lease assets in accordance with the new lease accounting standard.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2019 and 2018 was $61.2 million and $51.2 million, respectively, and is net of approximately $1.3 million and $1.0 million, respectively, of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the year ended December 31, 2019 includes approximately $8.2 million of interest recorded on the Company’s four finance lease liabilities in accordance with the new lease accounting standard. Interest expense related to the Company’s debt increased as a result of increased average borrowings in 2019 as compared to 2018 resulting from acquisitions and share repurchases, partially offset by the repayment of borrowings with proceeds from dispositions, while the average effective interest rate remained relatively stable from 2018 through 2019. Approximately 98% of the Company’s outstanding debt was effectively fixed-rate debt at December 31, 2019 based on outstanding interest rate swaps at December 31, 2019. Based on outstanding swaps at December 31, 2019, the proportion of fixed-rate debt will decrease in 2020, as the Company had two interest rate swaps due to mature in the first half of 2020 which will be partially offset by three interest rate swaps that will become effective during the same period, resulting in a net decrease in the notional amount totaling $172.5 million, which will result in a decrease in the amount of variable-rate debt that is fixed by interest rate swaps. See Note 5 titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s interest rate swaps.

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

Index

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

The Company calculates MFFO by further adjusting FFO for (i) the exclusion of amortization of finance ground lease assets, amortization of favorable and unfavorable operating leases, net and non-cash straight-line operating ground lease expense, as these expenses do not reflect the underlying performance of the related hotels, and (ii) the exclusion of transaction and litigation costs (reimbursements), as these costs (reimbursements) do not represent ongoing operations. The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Years Ended December 31,
	2019	2018	2017
Net income	$171,917	$206,086	$182,492
Depreciation of real estate owned	187,729	182,527	175,581
Gain on sale of real estate	(5,021)	(152)	(16,295)
Loss on impairment of depreciable real estate assets	6,467	3,135	45,875
Funds from operations	361,092	391,596	387,653
Amortization of finance ground lease assets	4,517	-	-
Amortization of favorable and unfavorable operating leases, net	124	647	663
Non-cash straight-line operating ground lease expense	188	3,542	3,700
Transaction and litigation costs (reimbursements)	-	-	(2,586)
Modified funds from operations	$365,921	$395,785	$389,430

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

Index

it believes that it provides further useful information to investors in comparing its operating performance between periods and between REITs that report EBITDAre using the Nareit definition.

The Company also considers the exclusion of certain additional items from EBITDAre useful, including (i) the exclusion of non-cash straight-line operating ground lease expense, as this expense does not reflect the underlying performance of the related hotels, and (ii) the exclusion of transaction and litigation costs (reimbursements), as these costs (reimbursements) do not represent ongoing operations.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Years Ended December 31,
	2019	2018(1)	2017(1)
Net income	$171,917	$206,086	$182,492
Depreciation and amortization	193,240	183,482	176,499
Amortization of favorable and unfavorable operating leases, net	124	647	663
Interest and other expense, net	61,191	51,185	47,343
Income tax expense	679	587	847
EBITDA	427,151	441,987	407,844
Gain on sale of real estate	(5,021)	(152)	(16,295)
Loss on impairment of depreciable real estate assets	6,467	3,135	45,875
EBITDAre	428,597	444,970	437,424
Non-cash straight-line operating ground lease expense	188	3,542	3,700
Transaction and litigation costs (reimbursements)	-	-	(2,586)
Adjusted EBITDAre	$428,785	$448,512	$438,538

(1)

EBITDA, EBITDAre and Adjusted EBITDAre for the years ended December 31, 2018 and 2017 include approximately $5.7 million and $5.5 million, respectively, of lease payments recorded to operating ground lease expense related to four of the Company’s ground leases that were classified as operating leases prior to 2019. Under the new lease accounting standard, effective January 1, 2019, these four ground leases are classified as finance leases, for which the Company recognizes amortization expense and interest expense in the Company’s consolidated statements of operations (which are both excluded from EBITDA, EBITDAre and Adjusted EBITDAre calculations), instead of operating ground lease expense.

Index

Hotels Owned

As of December 31, 2019, the Company owned 233 hotels with an aggregate of 29,870 rooms located in 34 states, including one hotel with 105 rooms classified as held for sale, which was sold to an unrelated party in January 2020. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,665
Hampton	39	4,956
Courtyard	36	4,948
Residence Inn	33	3,939
Homewood Suites	33	3,731
SpringHill Suites	15	2,040
Fairfield	11	1,300
Home2 Suites	9	1,038
TownePlace Suites	9	931
Marriott	2	616
Embassy Suites	2	316
Renaissance	1	208	*
Hyatt Place	1	127
Independent	1	55
Total	233	29,870

*	On January 20, 2020, the New York, New York Renaissance hotel became an independent boutique hotel.

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	12	1,644
Arkansas	3	336
California	27	3,807
Colorado	4	567
Florida	22	2,803
Georgia	6	672
Idaho	2	416
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	3	422
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	3	404
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	553
North Carolina	10	1,091
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	31	3,755
Utah	3	393
Virginia	13	1,822
Washington	4	609
Total	233	29,870

Index

Refer to Part I, Item 2, of this Annual Report on Form 10-K for a table summarizing the location, brand, manager, date acquired or completed and number of rooms for each of the 233 hotels the Company owned as of December 31, 2019.

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. See Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2019 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$208,817	$110,045	$98,772	$-	$-
Debt (including interest of $229.1 million)	1,554,924	76,615	297,520	687,749	493,040
Finance Leases	516,360	9,541	19,385	21,365	466,069
Operating Leases	37,119	1,252	1,880	1,540	32,447
	$2,317,220	$197,453	$417,557	$710,654	$991,556

Capital Resources

The Company’s principal daily sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its revolving credit facility. Periodically, the Company may receive proceeds from strategic dispositions of certain hotels, entering into additional secured and unsecured debt financing, or issuing common shares through equity offerings.

As of December 31, 2019, the Company had approximately $1.3 billion of total outstanding debt consisting of $455.0 million of mortgage debt and $870.9 million outstanding under its credit facilities, which include its $850 million credit facility, its $225 million term loan facility and two $85 million term loan facilities (together, the “credit facilities”), excluding unamortized debt issuance costs and fair value adjustments. The Company’s unused borrowing capacity under its $425 million revolving credit facility as of December 31, 2019 was $374.1 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders.

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative covenants, negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments. The Company was in compliance with the applicable covenants at December 31, 2019 and anticipates being in compliance during 2020.

See Note 4 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for a description of the Company’s debt instruments as of December 31, 2019 and a summary of the financial and restrictive covenants as defined in the credit agreements.

The Company has a universal shelf registration statement on Form S-3 (No. 333-231021) that was automatically effective upon filing on April 25, 2019. The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing the Company’s preferred shares; (4) warrants exercisable for the Company’s common shares, preferred

Index

shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

As discussed in Note 3, “Assets Held for Sale, Dispositions and Hotel Sale Contracts” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, as of December 31, 2019, the Company had outstanding contracts to sell two of its hotels for a combined gross sales price of approximately $45.0 million. The Company completed the sale of one of these hotels in January 2020 for $13.0 million, and if the closing occurs on the sale of the other hotel, it is expected to be completed in the first quarter of 2020. The net proceeds from the sales were or will be used to pay down borrowings on the Company’s revolving credit facility.

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

Distributions

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions paid for each of the three years ended December 31, 2019 were $1.20 per common share and were paid at a monthly rate of $0.10 per common share for a total of approximately $268.7 million, $275.9 million and $267.9 million, respectively. For the same periods, the Company’s net cash generated from operations was approximately $381.7 million, $404.8 million and $384.1 million, respectively.

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

Share Repurchases

In May 2019, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $360 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2020 if not terminated earlier. During 2019, the Company purchased approximately 0.3 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.92 per common share, for an aggregate purchase price, including commissions, of approximately $4.3 million and, in 2018, the Company purchased approximately 6.6 million of its common shares at a weighted-average market purchase price of approximately $15.87 per common share for an aggregate purchase price, including commissions, of approximately $104.3 million. The Company did not repurchase any common shares under its Share Repurchase Program during 2017. As of December 31, 2019, approximately $359.8 million remained available for repurchases under this Share Repurchase Program. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors.

Index

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2019, the Company held approximately $30.9 million in reserve related to these properties. During 2019, the Company invested approximately $78.7 million in capital expenditures and anticipates spending approximately $80 to $90 million during 2020, which includes various scheduled renovation projects for approximately 25 to 30 properties. The Company does not currently have any existing or planned projects for development.

Hotel Purchase Contract Commitments

As of December 31, 2019, the Company had outstanding contracts for the potential purchase of six hotels for a total expected purchase price of approximately $208.8 million, which are under development and are planned to be completed and opened for business over the next five to 18 months from December 31, 2019, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. It is anticipated that the purchase price for the six hotels will be funded through the Company’s credit facilities.

Lease Commitments

Under the terms of the Company’s ground leases, certain minimum lease payments are subject to change based on criteria specified in the lease. Minimum lease payments may be estimated if the change date occurs and the new minimum lease payments are not yet determinable. During 2019, the Company estimated a required increase in lease payments under one of its finance ground leases, resulting in an increase in the finance ground lease right-of-use (“ROU”) asset and liability at the anticipated date of the change. The amount of the increase and the effective date of the change are subject to agreement with the lessor and could increase in the future. As of December 31, 2019, the Company and the lessor had not reached an agreement on the increase in future lease payments and, as a result, the projected future lease payments and impact on the lease ROU asset and liability is uncertain. See Note 10 titled “Lease Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional information.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under the cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies.

Management and Franchise Agreements

Each of the Company’s 233 hotels owned as of December 31, 2019 is operated and managed under separate management agreements with 21 hotel management companies, none of which are affiliated with the Company. Fifteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with the applicable franchisor. See Note 9 titled “Management and Franchise Agreements” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to the management and franchise agreements, including a listing of the Company’s hotel management companies. For the

Index

years ended December 31, 2019, 2018 and 2017, the Company incurred approximately $43.8 million, $43.9 million and $42.7 million, respectively, in management fees. For the years ended December 31, 2019, 2018 and 2017, the Company incurred approximately $54.9 million, $54.5 million and $52.9 million, respectively, in franchise royalty fees.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred.

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

Index

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of one property recorded in 2019, three properties recorded in 2018 and three properties recorded in 2017 totaling approximately $6.5 million, $3.1 million and $45.9 million, respectively, as discussed herein in Note 2 titled “Investment in Real Estate” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for information on the adoption of the new lease accounting standard on January 1, 2019 and the anticipated adoption of recently issued accounting standards.

Subsequent Events

In both January 2020 and February 2020, the Company paid approximately $22.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In February 2020, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2020. The distribution is payable on March 16, 2020.

In January 2020, the Company completed the sale of its 105-room Sanford, Florida SpringHill Suites for a gross sales price of $13.0 million. The net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2019, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of December 31, 2019, after giving effect to interest rate swaps, as described below, approximately $28.4 million, or approximately 2% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2019, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.3 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company’s cash and cash equivalents at December

Index

31, 2019 were $0. As of December 31, 2019, the Company had two interest rate swaps due to mature in the first half of 2020 and three interest rate swaps that will become effective during the same period, resulting in a net decrease in the notional amount of $172.5 million, which will result in a corresponding increase in the amount of the Company’s variable-rate debt that is not fixed by interest rate swaps.

As of December 31, 2019, the Company’s variable-rate debt consisted of its credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $820 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2019, the Company had 11 interest rate swap agreements that effectively fix the interest payments on approximately $842.5 million of the Company’s variable-rate debt outstanding with maturity dates ranging from May 2020 (representing two swaps with a total notional amount of $322.5 million) to December 2029. In addition, the Company has entered into a total of four interest rate swap agreements which, beginning January 31, 2020, May 18, 2020 and May 18, 2021, will effectively fix the interest rate on $25 million, $125 million and $75 million, respectively, of its variable-rate debt. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s interest rate swaps as of December 31, 2019.

 In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its credit facilities at December 31, 2019. All dollar amounts are in thousands.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$28,349	$47,586	$160,152	$295,615	$337,981	$456,184	$1,325,867	$1,333,638
Average interest rates (1)	3.6%	3.6%	3.5%	3.5%	3.6%	3.8%

Variable-rate debt:
Maturities	$-	$-	$50,900	$250,000	$310,000	$260,000	$870,900	$870,719
Average interest rates (1)	3.2%	3.2%	3.2%	3.3%	3.4%	3.5%

Fixed-rate debt:
Maturities	$28,349	$47,586	$109,252	$45,615	$27,981	$196,184	$454,967	$462,919
Average interest rates	4.4%	4.4%	4.2%	4.1%	4.1%	4.0%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Index

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting

February 24, 2020
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apple Hospitality REIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(2) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

February 24, 2020

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Index

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments in Real Estate – Indicators of impairment

Description of the Matter

As of December 31, 2019, the Company had investments in real estate, net of accumulated depreciation and amortization of $4.8 billion. As more fully described in Notes 1 and 2 to the consolidated financial statements, the Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amounts. Many indicators of impairment, such as a change in the intended holding period of the property, are subjective and the Company also prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

Auditing management’s analysis is complex due to the highly judgmental nature of identifying indicators of impairment as well as a change in a property’s intended hold period.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s review for indicators of impairment, including changes in the intended hold period. For example, we tested controls over management’s review of the recoverability analysis and significant assumptions described above.

Our testing of the Company’s indicators of impairment included, among others, testing the recoverability analysis. For example, we tested estimated cash flows by comparing them to historical operating results by property and current industry, market, and economic trends. In addition, we considered the hold period necessary for the property’s carrying value to be recovered via undiscounted cash flows. We held discussions with management about the current status of potential transactions and management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. We searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Richmond, Virginia

February 24, 2020

Index

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2019	2018

Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,054,429 and $909,893, respectively	$4,825,738	$4,816,410
Assets held for sale	12,093	-
Restricted cash-furniture, fixtures and other escrows	34,661	33,632
Due from third party managers, net	26,926	29,091
Other assets, net	42,993	49,539
Total Assets	$4,942,411	$4,928,672

Liabilities
Debt, net	$1,320,407	$1,412,242
Finance lease liabilities	216,627	-
Accounts payable and other liabilities	114,364	107,420
Total Liabilities	1,651,398	1,519,662

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,862,913 and 223,997,348 shares, respectively	4,493,763	4,495,073
Accumulated other comprehensive income (loss)	(4,698)	10,006
Distributions greater than net income	(1,198,052)	(1,096,069)
Total Shareholders’ Equity	3,291,013	3,409,010

Total Liabilities and Shareholders’ Equity	$4,942,411	$4,928,672

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Room	$1,167,203	$1,172,331	$1,143,987
Food and beverage	59,815	62,600	66,030
Other	39,579	35,624	28,605
Total revenue	1,266,597	1,270,555	1,238,622

Expenses:
Hotel operating expense:
Operating	312,449	315,363	310,756
Hotel administrative	103,895	102,019	99,745
Sales and marketing	116,089	105,834	100,877
Utilities	40,598	42,474	41,909
Repair and maintenance	52,695	51,813	48,463
Franchise fees	54,862	54,494	52,930
Management fees	43,828	43,937	42,722
Total hotel operating expense	724,416	715,934	697,402
Property taxes, insurance and other	75,840	74,640	69,391
Operating ground lease	1,658	11,364	11,313
General and administrative	36,210	24,294	26,341
Loss on impairment of depreciable real estate assets	6,467	3,135	45,875
Depreciation and amortization	193,240	183,482	176,499
Transaction and litigation costs (reimbursements)	-	-	(2,586)
Total expense	1,037,831	1,012,849	1,024,235

Gain on sale of real estate	5,021	152	16,295

Operating income	233,787	257,858	230,682

Interest and other expense, net	(61,191)	(51,185)	(47,343)

Income before income taxes	172,596	206,673	183,339

Income tax expense	(679)	(587)	(847)

Net income	$171,917	$206,086	$182,492

Other comprehensive income (loss):
Interest rate derivatives	(14,704)	228	5,189

Comprehensive income	$157,213	$206,314	$187,681

Basic and diluted net income per common share	$0.77	$0.90	$0.82

Weighted average common shares outstanding - basic and diluted	223,910	229,659	223,526

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2016	222,939	$4,453,205	$4,589	$(940,730)	$3,517,064
Share based compensation, net	115	2,178	-	-	2,178
Issuance of common shares, net	6,908	132,805	-	-	132,805
Interest rate derivatives	-	-	5,189	-	5,189
Net income	-	-	-	182,492	182,492
Distributions declared to shareholders ($1.20 per share)	-	-	-	(268,643)	(268,643)
Balance at December 31, 2017	229,962	4,588,188	9,778	(1,026,881)	3,571,085
Share based compensation, net(1)	362	6,512	-	-	6,512
Issuance of common shares, net	243	4,677	-	-	4,677
Common shares repurchased	(6,570)	(104,304)	-	-	(104,304)
Interest rate derivatives	-	-	228	-	228
Net income	-	-	-	206,086	206,086
Distributions declared to shareholders ($1.20 per share)	-	-	-	(275,274)	(275,274)
Balance at December 31, 2018	223,997	4,495,073	10,006	(1,096,069)	3,409,010
Cumulative effect of the adoption of ASU 2016-02 related to leases	-	-	-	(5,201)	(5,201)
Share based compensation, net(1)	156	3,025	-	-	3,025
Common shares repurchased	(290)	(4,335)	-	-	(4,335)
Interest rate derivatives	-	-	(14,704)	-	(14,704)
Net income	-	-	-	171,917	171,917
Distributions declared to shareholders ($1.20 per share)	-	-	-	(268,699)	(268,699)
Balance at December 31, 2019	223,863	$4,493,763	$(4,698)	$(1,198,052)	$3,291,013

(1)	Number of shares does not include deferred share units issued under the Company’s Non-Employee Director Deferral Program, however, dollar amount includes the value at issuance.

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$171,917	$206,086	$182,492
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	193,240	183,482	176,499
Loss on impairment of depreciable real estate assets	6,467	3,135	45,875
Gain on sale of real estate	(5,021)	(152)	(16,295)
Other non-cash expenses, net	4,520	7,972	7,120
Changes in operating assets and liabilities:
Decrease in due from third party managers, net	2,221	2,027	17
(Increase) decrease in other assets, net	(821)	(772)	11,235
Increase (decrease) in accounts payable and other liabilities	9,151	3,034	(22,872)
Net cash provided by operating activities	381,674	404,812	384,071

Cash flows from investing activities:
Acquisition of hotel properties, net	(59,424)	(150,746)	(162,903)
Deposits and other disbursements for potential acquisitions	(1,229)	(537)	(1,359)
Capital improvements	(74,896)	(74,293)	(63,305)
Net proceeds from sale of real estate	121,225	15,416	69,311
Net cash used in investing activities	(14,324)	(210,160)	(158,256)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	-	4,677	132,993
Repurchases of common shares	(4,335)	(104,304)	-
Repurchases of common shares to satisfy employee withholding requirements	(577)	(1,525)	(692)
Distributions paid to common shareholders	(268,672)	(275,892)	(267,917)
Net (payments on) proceeds from existing revolving credit facility	(217,900)	268,800	-
Net payments on extinguished revolving credit facility	-	(106,900)	(163,100)
Proceeds from term loans	160,000	575,000	85,000
Repayment of term loans	-	(575,000)	-
Proceeds from mortgage debt	-	44,000	30,000
Payments of mortgage debt	(33,806)	(12,663)	(39,920)
Financing costs	(1,031)	(7,004)	(1,813)
Net cash used in financing activities	(366,321)	(190,811)	(225,449)

Net change in cash, cash equivalents and restricted cash	1,029	3,841	366

Cash, cash equivalents and restricted cash, beginning of period	33,632	29,791	29,425

Cash, cash equivalents and restricted cash, end of period	$34,661	$33,632	$29,791

Supplemental cash flow information:
Interest paid	$59,877	$50,312	$46,885
Income taxes paid	$790	$887	$877

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$22,386	$22,400	$23,020
Mortgage debt assumed by buyer upon sale of real estate	$-	$-	$27,073

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$-	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	33,632	29,791	29,425
Cash, cash equivalents and restricted cash, beginning of period	$33,632	$29,791	$29,425

Cash and cash equivalents, end of period	$-	$-	$-
Restricted cash-furniture, fixtures and other escrows, end of period	34,661	33,632	29,791
Cash, cash equivalents and restricted cash, end of period	$34,661	$33,632	$29,791

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2019, the Company owned 233 hotels with an aggregate of 29,870 rooms located in 34 states, including one hotel with 105 rooms classified as held for sale, which was sold to an unrelated party in January 2020. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation and Amortization listed in the Index at Item 15(2) has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

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

Investment in Real Estate and Related Depreciation and Amortization

Real estate is stated at cost, net of depreciation and amortization. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. As further discussed in Note 10, finance ground lease assets are capitalized at the estimated present value of the remaining minimum lease payments under the leases. Depreciation and amortization are computed using the straight-line method over the average estimated useful lives of the assets, which are generally 39 years for buildings, the remaining life of the lease for finance ground leases (which in some instances may include renewal options), 10 to 20 years for franchise fees, 10 years for major improvements and three to seven years for furniture and equipment.

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

Index

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of one property recorded in 2019, three properties recorded in 2018 and three properties recorded in 2017 totaling approximately $6.5 million, $3.1 million and $45.9 million, respectively, as discussed in Note 2.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2019, the Company had one hotel classified as held for sale, which was sold to an unrelated party in January 2020, discussed further in Note 3. As of December 31, 2018, the Company did not have any assets classified as held for sale.

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

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation, transaction and litigation costs (reimbursements), straight-line operating ground lease expense, amortization of favorable and unfavorable leases, amortization and interest expense versus lease payments related to finance ground leases, loss on impairment of depreciable real estate assets and gain (loss) on sale of real estate assets. The characterization of 2019 paid distributions of $1.20 per share for tax purposes was 78% ordinary income and 22% return of capital, 2018 paid distributions of $1.20 per share for tax purposes was 84% ordinary income and 16% return of capital, and 2017 paid distributions of $1.20 per share for tax purposes was 94% ordinary income and 6% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. Due to historical cumulative operating losses, the taxable REIT subsidiary did not incur federal income tax for the three years ended December 31, 2019 and recorded a valuation allowance against the entire deferred asset for all periods presented. The total net operating loss carry forward for federal income tax purposes was approximately $101 million as of December 31, 2019, $94 million as of December 31, 2018, and $95 million as of December 31, 2017. The net operating losses expire beginning in 2028. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for the carrying value (basis) of the investment in properties. The Company’s income tax expense as shown in the consolidated statements of operations primarily includes franchise and income taxes at the state jurisdiction level, which do not have any associated material deferred taxes.

As of December 31, 2019, the tax years that remain subject to examination by major tax jurisdictions generally include 2016-2019.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Index

Accounting Standards Recently Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which replaces Leases (Topic 840), and along with subsequent amendments, provides the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under the new standard, lessees are required to recognize most leases on their balance sheets as right-of-use assets and lease liabilities. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less are accounted for similarly to the previous accounting guidance under Leases (Topic 840), for operating leases. Topic 842 provided an optional transition method, which the Company elected, to apply the new standard using the modified retrospective approach at its effective date, versus restating the prior periods presented, and recognizing a cumulative-effect adjustment to the opening balance of retained earnings for the effect of initially applying Topic 842 in the period of adoption. Consequently, an entity’s reporting for periods presented prior to adoption of the new lease requirements in the consolidated financial statements continue in accordance with Leases (Topic 840), including disclosures. The Company adopted Topic 842 effective January 1, 2019, and at adoption, recorded a cumulative-effect adjustment totaling approximately $5.2 million to distributions greater than net income, a component of shareholders’ equity in the Company’s consolidated balance sheet. The Company elected to apply certain practical expedients allowed under the standard including (i) to use hindsight in determining the term as well as assessing the impairment of its existing leases, (ii) to not assess whether existing land easements not previously accounted for as leases are or contain leases, and (iii) to not evaluate short-term leases with terms of 12 months or less. The Company elected not to apply the package of practical expedients under the new standard which allowed a company to not reassess at the date of adoption: (i) whether any existing contracts meet the definition of a lease, (ii) the lease classification for any existing leases, and (iii) the accounting for initial direct costs of any existing leases.

At adoption of the new standard, the Company recorded right-of-use assets and lease liabilities for its ground leases and certain applicable operating leases (including hotel equipment leases and office space leases) measured at the estimated present value of the remaining minimum lease payments under the leases. Four of the Company’s ground leases that were previously classified as operating leases under Topic 840 are classified as financing leases under Topic 842. For these finance leases, effective January 1, 2019, the Company recognizes amortization expense, included in depreciation and amortization expense, and interest expense, included in interest and other expense, net, instead of operating ground lease expense, in the Company’s consolidated statements of operations. While the total expense recognized over the life of a lease is unchanged, the timing of expense recognition for these finance leases results in higher expense recognition during the earlier years of the lease and lower expense during the later years of the lease. In addition to recording operating and financing right-of-use assets and lease liabilities, the Company also reclassified at adoption of the new standard its intangible assets for below market leases and intangible liabilities for above market leases, as well as its accrued straight-line lease liabilities for its operating leases, to the beginning right-of-use assets. The Company derecognized its accrued straight-line lease liabilities related to its finance leases, which are included in the cumulative-effect adjustment noted above. The Company is also a lessor in certain retail lease agreements related to its real estate, however, there was no material change to the accounting for these leasing arrangements. See Note 10 for additional disclosures pertaining to the Company’s adoption of the new leasing standard.

Accounting Standards Recently Issued

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds fair value disclosure requirements, including a new requirement to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. Certain disclosures are required to be applied retrospectively and others applied prospectively. This standard is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard as of January 1, 2020, and based on its assessment, this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018

Land	$724,054	$737,822
Building and Improvements	4,458,383	4,503,728
Furniture, Fixtures and Equipment	486,386	471,399
Finance Ground Lease Assets	197,617	-
Franchise Fees	13,727	13,354
	5,880,167	5,726,303
Less Accumulated Depreciation and Amortization	(1,054,429)	(909,893)
Investment in Real Estate, net	$4,825,738	$4,816,410

Effective January 1, 2019, the Company adopted ASU No. 2016-02. Leases (Topic 842), as amended, and, as a result, recorded finance ground lease assets for four of its ground leases, which are included in investment in real estate, net. See Note 10 for more information regarding the Company’s finance ground lease assets.

As of December 31, 2019, the Company owned 233 hotels with an aggregate of 29,870 rooms located in 34 states, including one hotel with 105 rooms classified as held for sale, which was sold to an unrelated party in January 2020.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

2019 and 2018 Acquisitions

During 2019, the Company acquired three hotels. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
St. Paul	MN	Hampton	Vista Host	3/4/2019	160	$31,680
Orlando	FL	Home2 Suites	LBA	3/19/2019	128	20,736
Richmond	VA	Independent	Crestline	10/9/2019	55	6,875
					343	$59,291

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

The Company used borrowings under its revolving credit facility to purchase each of these hotels. The acquisitions of these hotel properties were accounted for as an acquisition of a group of assets, with costs incurred to

Index

effect the acquisition, which were not significant, capitalized as part of the cost of the assets acquired. For the three hotels acquired during 2019, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2019 was approximately $9.6 million and $1.8 million, respectively. For the five hotels acquired during 2018, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2018 was approximately $20.1 million and $5.3 million, respectively.

Loss on Impairment of Depreciable Real Estate Assets

During the years ended December 31, 2019, 2018 and 2017, the Company recorded impairment losses totaling approximately $6.5 million, $3.1 million and $45.9 million.

During the third quarter of 2019, the Company identified the Winston-Salem, North Carolina Courtyard for potential sale and, in August 2019, entered into a purchase and sale agreement with an unrelated party (which was subsequently amended) for the sale of the hotel for a gross sales price of approximately $6.7 million. As a result, the Company recognized an impairment loss of approximately $6.5 million in the third quarter of 2019, to adjust the carrying value of the hotel to its estimated fair value less costs to sell, which was based on the contracted sales price, a Level 1 input under the fair value hierarchy. As further discussed in Note 3, the Company completed the sale of the hotel in December 2019.

During the second quarter of 2018, the Company recognized impairment losses of approximately $3.1 million related to three hotels that were identified for potential sale: the Columbus, Georgia SpringHill Suites and TownePlace Suites (the “two Columbus hotels”) and the Springdale, Arkansas Residence Inn. The impairment losses consisted of (i) approximately $0.5 million to adjust the carrying values of the two Columbus hotels the Company sold in July 2018 to their estimated fair values less costs to sell, which were based on the May 2018 contracted sales prices, Level 1 inputs under the fair value hierarchy, and (ii) approximately $2.6 million to adjust the carrying value of the Springdale, Arkansas Residence Inn the Company sold in November 2018 to its estimated fair value, which was based on the offers received at that time, net of estimated selling costs, a Level 2 input under the fair value hierarchy. See Note 3 for additional information concerning these dispositions.

The two Columbus hotels were previously identified for potential sale during the first quarter of 2017, at which time the Company recognized an impairment loss of approximately $7.9 million to adjust the carrying values of these properties to their estimated fair values, which were based on the then contracted sales prices, which were terminated in May 2017, net of estimated selling costs, a Level 1 input under the fair value hierarchy.

During the fourth quarter of 2017, upon finalizing its 2018 property level budgets and experiencing delays and increased costs in leasing the property’s retail rental space, the Company identified indicators of impairment at its Renaissance hotel in New York, New York, due to declines in the current and forecasted cash flows from the property. The Company performed a test of recoverability and determined that the carrying value of the hotel exceeded its estimated undiscounted future cash flows. The shortfall in estimated cash flows was triggered by a combination of (a) declines in hotel market conditions in New York, (b) new supply in the market and (c) the loss of retail tenants. Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the hotel (approximately $40 million as of December 31, 2017) to its estimated fair market value (approximately $2 million as of December 31, 2017), resulting in an impairment loss of approximately $38.0 million. The Company engaged a third party to assist with the analysis of the fair market value. The fair market value of the hotel was estimated by using the income and market approaches, as applicable, as outlined under Accounting Standards Codification 820, using both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy). Under the income approach, the fair value estimate was calculated from discounted cash flow analysis, using expected future cash flows based on stabilized room revenue growth rates of 0% to 4.5%, estimated discount rates of approximately 8.5% to 10.0% and other market considerations.

Index

Note 3

Assets Held for Sale, Dispositions and Hotel Sale Contracts

Assets Held for Sale

In October 2019, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its 105-room Sanford, Florida SpringHill Suites for a gross sales price of $13.0 million. Since the buyer under the contract had completed its due diligence and had made a non-refundable deposit, as of December 31, 2019, the Company classified the hotel as assets held for sale in its consolidated balance sheet at its historical cost (which was less than the contract price, net of costs to sell). On January 16, 2020, the Company completed the sale of the hotel, resulting in an estimated gain of less than $1.0 million, which will be recognized in the first quarter of 2020. The estimated gain is calculated as the total sales price, net of commissions and selling costs, less the carrying value totaling approximately $12.1 million as of December 31, 2019. The net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility.

2019 Dispositions

During the year ended December 31, 2019, the Company sold 11 hotels in three transactions with unrelated parties for a total combined gross sales price of approximately $121.7 million, resulting in a combined gain on sale of approximately $5.6 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2019. The 11 hotels had a total carrying value of approximately $115.1 million at the time of the sale. The following table lists the 11 hotels sold:

City	State	Brand	Date Sold	Rooms
Sarasota	FL	Homewood Suites	3/28/2019	100
Tampa	FL	TownePlace Suites	3/28/2019	94
Baton Rouge	LA	SpringHill Suites	3/28/2019	119
Holly Springs	NC	Hampton	3/28/2019	124
Duncanville	TX	Hilton Garden Inn	3/28/2019	142
Texarkana	TX	Courtyard	3/28/2019	90
Texarkana	TX	TownePlace Suites	3/28/2019	85
Bristol	VA	Courtyard	3/28/2019	175
Harrisonburg	VA	Courtyard	3/28/2019	125
Winston-Salem	NC	Courtyard	12/19/2019	122
Fort Lauderdale	FL	Hampton	12/30/2019	109
Total				1,285

2018 Dispositions

During the year ended December 31, 2018, the Company sold three hotels in two transactions with unrelated parties for a total combined gross sales price of approximately $15.8 million, resulting in a combined gain on sale of approximately $0.2 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2018. The following table lists the three hotels sold:

City	State	Brand	Date Sold	Rooms
Columbus	GA	SpringHill Suites	7/13/2018	89
Columbus	GA	TownePlace Suites	7/13/2018	86
Springdale	AR	Residence Inn	11/29/2018	72
Total				247

2017 Dispositions

During the year ended December 31, 2017, the Company sold two hotels in two transactions with unrelated parties for a total combined gross sales price of approximately $97.6 million (which includes the assumption of a mortgage loan of $27.1 million by the buyer of the Dallas Hilton), resulting in a combined gain on sale of

Index

approximately $16.3 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2017. The following table lists the two hotels sold:

City	State	Brand	Date Sold	Rooms
Dallas	TX	Hilton	4/20/2017	224
Fairfax	VA	Marriott	10/5/2017	316
Total				540

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $(2.9) million, $5.1 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, relating to the results of operations of the 17 hotels noted above (the one hotel classified as held for sale at December 31, 2019 and sold in January 2020, the 11 hotels sold in 2019, the three hotels sold in 2018 and the two hotels sold in 2017) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2019, as applicable. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

Hotel Sale Contracts

In December 2019, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its 230-room Boise, Idaho SpringHill Suites for a gross sales price of $32.0 million. Although the Company is working towards the sale of this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase and sale agreement. If the closing occurs, this sale is expected to be completed in the first quarter of 2020 and the Company expects to recognize a gain upon completion of the sale. The net proceeds from the sale will be used to pay down borrowings on the Company’s revolving credit facility.

Note 4

Debt

Summary

As of December 31, 2019 and 2018, the Company’s debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Revolving credit facility	$50,900	$268,800
Term loans, net	813,934	653,382
Mortgage debt, net	455,573	490,060
Debt, net	$1,320,407	$1,412,242

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2019 (including the revolving credit facility, term loans and mortgage debt), for the five years subsequent to December 31, 2019 and thereafter are as follows (in thousands):

2020	$28,349
2021	47,586
2022	160,152
2023	295,615
2024	337,981
Thereafter	456,184
1,325,867
Unamortized fair value adjustment of assumed debt	2,526
Unamortized debt issuance costs related to term loans and mortgage debt	(7,986)
Total	$1,320,407

Index

The Company uses interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at December 31, 2019 and 2018, is set forth below. All dollar amounts are in thousands.

	December 31, 2019	Percentage	December 31, 2018	Percentage
Fixed-rate debt (1)	$1,297,467	98%	$1,046,273	74%
Variable-rate debt	28,400	2%	371,300	26%
Total	$1,325,867		$1,417,573
Weighted-average interest rate of debt	3.59%		3.74%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. Due to interest rate swaps expiring in May 2020, partially offset by other interest rate swaps becoming effective during the first half of 2020, $172.5 million of fixed-rate debt as of December 31, 2019 will become variable-rate debt in May 2020. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$850 Million Credit Facility

Prior to the Company’s refinancing of the facility in July 2018, the Company utilized an unsecured “$965 million credit facility” comprised of (i) a $540 million revolving credit facility with a maturity date of May 18, 2019 and (ii) a $425 million term loan facility with a maturity date of May 18, 2020, consisting of three term loans, all funded during 2015. On July 27, 2018, the Company entered into an amendment and restatement of its $965 million credit facility, which was repaid at closing, reducing the borrowing capacity to $850 million, reducing the annual interest rate and extending the maturity dates (the “$850 million credit facility”). The $850 million credit facility is comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded at closing (the “$425 million term loan facility”). At closing, the Company repaid the $425 million outstanding under the term loans of the $965 million credit facility with the proceeds from the $425 million term loan facility under the $850 million credit facility and borrowed approximately $196 million under the $425 million revolving credit facility to repay the outstanding balance of the extinguished $540 million revolving credit facility and to pay closing costs. Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

$225 Million Term Loan Facility

Prior to the Company’s refinancing of the facility in August 2018, the Company utilized an unsecured $150 million term loan facility (the “$150 million term loan facility”) consisting of a $50 million term loan with a maturity date of April 8, 2021 and a $100 million term loan with a maturity date of April 8, 2023, both funded during 2016. On August 2, 2018, the Company entered into an amendment and restatement of its $150 million term loan facility, which was repaid at closing, increasing the borrowing capacity to $225 million, reducing the annual interest rate and extending the maturity dates (the “$225 million term loan facility”). The $225 million term loan facility is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded at closing, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was funded at closing and the remaining $75 million was funded on January 29, 2019. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a

Index

margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

2017 $85 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured $85 million term loan facility with a maturity date of July 25, 2024, consisting of one term loan funded at closing (the “2017 $85 million term loan facility”). Net proceeds from the 2017 $85 million term loan facility were used to pay down borrowings on the Company’s revolving credit facility. Although no material terms were changed, the credit agreement was amended and restated in August 2018 as a result of the refinancings noted above. The amended and restated credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the 2017 $85 million term loan facility are due monthly. In July 2019, the Company entered into an amendment of the $85 million term loan to reduce the interest rate from 1.80% - 2.60% to 1.30% - 2.10%, plus the annual rate of the one-month LIBOR, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, for the remainder of the term.

2019 $85 Million Term Loan Facility

On December 31, 2019, the Company entered into an unsecured $85 million term loan facility with a maturity date of December 31, 2029, consisting of one term loan funded at closing (the “2019 $85 million term loan facility” and, together with the $850 million credit facility, the $225 million term loan facility and the 2017 $85 million term loan facility, the “credit facilities”). Net proceeds from the 2019 $85 million term loan facility were used to pay down borrowings on the Company’s revolving credit facility. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the 2019 $85 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.70% to 2.55%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

As of December 31, 2019 and 2018, the details of the Company’s credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate	Maturity Date	December 31, 2019	December 31, 2018
Revolving credit facility (1)	LIBOR + 1.40% - 2.25%	7/27/2022	$50,900	$268,800

Term loans
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	100,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10% (2)	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	-
Term loans at stated value			820,000	660,000
Unamortized debt issuance costs			(6,066)	(6,618)
Term loans, net			813,934	653,382

Revolving credit facility and term loans, net (1)			$864,834	$922,182
Weighted-average interest rate (3)			3.14%	3.37%

(1)

Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $2.6 million and $3.6 million as of December 31, 2019 and 2018, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.

(2)	The $85 million term loan was amended in July 2019 to reduce the interest rate margin range. Prior to the amendment, the interest rate was LIBOR + 1.80% - 2.60%.
(3)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $842.5 million and $557.5 million of the outstanding variable-rate debt as of December 31, 2019 and 2018, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at December 31, 2019 and 2018 was 1.76% and 2.50%, respectively.

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

The Company was in compliance with the applicable covenants at December 31, 2019.

Mortgage Debt

As of December 31, 2019, the Company had approximately $455.0 million in outstanding mortgage debt secured by 29 properties, with maturity dates ranging from June 2020 to January 2038, stated interest rates ranging from 3.55% to 6.25% and effective interest rates ranging from 3.55% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2019 and 2018 for each of the Company’s debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2019	Outstanding balance as of December 31, 2018
Syracuse, NY	Courtyard	4.75%	10/16/2015		(2)	$11,199	$-	$10,357
Syracuse, NY	Residence Inn	4.75%	10/16/2015		(2)	11,199	-	10,357
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016	6/1/2020		16,210	15,073	15,431
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021		7,923	7,471	7,617
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021		14,679	13,847	14,115
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021		14,679	13,847	14,115
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	9,775	10,101
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	10,471	10,820
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	4,897	5,058
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	12,866	13,289
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	10,376	10,717
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	24,130	24,928
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	19,324	19,957
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	7,441	7,692
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	8,020	8,291
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	5,558	5,754
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	6,999	7,246

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2019	Outstanding balance as of December 31, 2018
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		$18,600	$15,640	$16,198
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	-	16,677	14,051	14,547
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	23,513	24,232
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	8,876	9,137
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	31,311	32,198
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	12,812	13,077
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,682	21,280	21,722
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	22,588	23,015
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	23,552	24,247
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	23,468	24,161
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	17,471	17,986
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	27,317	28,018
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	14,901	15,283
San Jose, CA	Homewood Suites	4.22%	12/22/2017	1/1/2038		30,000	28,092	29,107
						$528,600	454,967	488,773
Unamortized fair value adjustment of assumed debt							2,526	3,428
Unamortized debt issuance costs							(1,920)	(2,141)
Total							$455,573	$490,060

(1)

Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Loans were repaid in full in May 2019.

The total fair value, net premium adjustment for all of the Company’s debt assumptions is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.9 million for each of the three years ended December 31, 2019.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $2.8 million for each of the three years ended December 31, 2019.

The Company’s interest expense in 2019, 2018 and 2017 is net of interest capitalized in conjunction with hotel renovations totaling approximately $1.3 million, $1.0 million and $1.3 million, respectively.

Note 5

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2019, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion. As of December 31, 2018, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Index

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2019 and 2018. All dollar amounts are in thousands.

	Notional Amount at December 31, 2019					Fair Value Asset (Liability)
Hedge Type		Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	December 31, 2019	December 31, 2018
Cash flow hedge	$212,500	5/19/2015	5/21/2015	5/18/2020	1.58%	$78	$2,744
Cash flow hedge	110,000	7/2/2015	7/2/2015	5/18/2020	1.62%	24	1,361
Cash flow hedge	50,000	4/7/2016	9/30/2016	3/31/2021	1.09%	317	1,519
Cash flow hedge	100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	707	4,477
Cash flow hedge	75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	(1,286)	1,905
Cash flow hedge	10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	(185)	226
Cash flow hedge	50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(3,407)	(1,276)
Cash flow hedge	50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	(193)	-
Cash flow hedge	50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	595	-
Cash flow hedge	50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	603	-
Cash flow hedge	85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	(842)	-
Cash flow hedge	25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(1,501)	(379)
Cash flow hedge	50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(2,139)	(571)
Cash flow hedge	75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	1,222	-
Cash flow hedge	75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	1,309	-
	$1,067,500					$(4,698)	$10,006

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

Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $0.7 million of net unrealized losses included in accumulated other comprehensive loss at December 31, 2019 will be reclassified as an increase to interest and other expense, net within the next 12 months.

Index

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	2019	2018	2017
Interest rate derivatives in cash flow hedging relationships	$(11,035)	$2,608	$3,021

	Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	2019	2018	2017
Interest rate derivatives in cash flow hedging relationships	$3,669	$2,380	$(2,168)

Note 6

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years in the period ended December 31, 2019.

Glade M. Knight, Executive Chairman of the Company, owns Apple Realty Group, Inc. (“ARG”), which receives support services from the Company and reimburses the Company for the cost of these services as discussed below. Mr. Knight is also currently a partner and Chief Executive Officer of Energy 11 GP, LLC and Energy Resources 12 GP, LLC, which are the respective general partners of Energy 11, L.P. and Energy Resources 12, L.P., each of which receives support services from ARG.

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the years ended December 31, 2019, 2018 and 2017 totaled approximately $1.3 million, $1.1 million and $0.7 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2019 and 2018, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.5 million and $0.4 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and public relations purposes. The aircraft is also leased to affiliates of the Company based on third-party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive

Index

Chairman, and the other, by its President and Chief Executive Officer, for acquisition, asset management, renovation and public relations purposes, and reimburses these entities at third-party rates. Total costs incurred for the use of these aircraft during 2019, 2018 and 2017 were approximately $0.1 million in each respective year, and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 7

Shareholders’ Equity

Distributions

The Company’s current annual distribution rate, payable monthly, is $1.20 per common share. For each of the three years ended December 31, 2019, the Company paid distributions of $1.20 per common share for a total of approximately $268.7 million, $275.9 million and $267.9 million, respectively. Additionally, in December 2019, the Company declared a monthly distribution of $0.10 per common share, totaling $22.4 million, which was recorded as a payable as of December 31, 2019 and paid in January 2020. As of December 31, 2018, a monthly distribution of $0.10 per common share, totaling $22.4 million, was recorded as a payable and paid in January 2019. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets.

Issuance of Shares

On February 28, 2017, the Company entered into an equity distribution agreement which was terminated effective April 11, 2019, pursuant to which the Company could sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). From inception of the ATM Program in February 2017 through its termination date in April 2019, the Company sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million before commission and issuance costs, including the sale of approximately 0.2 million common shares during the first quarter of 2018 at a weighted-average market sales price of approximately $19.73 per common share and receipt of aggregate gross proceeds of approximately $4.8 million before commissions and issuance costs, and approximately 6.9 million common shares in the fourth quarter of 2017 at a weighted-average market sales price of approximately $19.55 per common share and receipt of aggregate gross proceeds of approximately $135.1 million before commissions and issuance costs. The Company did not sell any shares under the ATM Program in 2019. The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility.

Share Repurchases

In May 2019, the Company’s Board of Directors approved an extension of its existing share repurchase program (the “Share Repurchase Program”), authorizing share repurchases up to an aggregate of $360 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2020 if not terminated earlier. The Company has a written trading plan that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2019 and 2018, the Company purchased under its Share Repurchase Program approximately 0.3 million and 6.6 million of its common shares at a weighted-average market purchase price of approximately $14.92 and $15.87 per common share for an aggregate purchase price, including commissions, of approximately $4.3 million and $104.3 million, respectively. The Company did not repurchase any common shares under its Share Repurchase Program during 2017. As of December 31, 2019, approximately $359.8 million remained available for repurchases under this Share Repurchase Program. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities.

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

Index

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

Note 8

Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan. The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million. As of December 31, 2019, there were approximately 9.0 million common shares available for issuance under the Omnibus Plan.

Each year, the Company establishes an incentive plan for its executive management, which is approved by the Compensation Committee. Under the incentive plan for 2019 (the “2019 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2019 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return over one-year, two-year and three-year periods). The operational performance metrics are equally weighted and account for 50% of the total target incentive compensation. The shareholder return metrics are weighted 75% for relative shareholder return metrics and 25% for total shareholder return metrics, and account for 50% of the total target incentive compensation. As of December 31, 2019, the range of potential aggregate payouts under the 2019 Incentive Plan was $0 - $16 million. Based on performance during 2019, the Company has accrued approximately $10.6 million as a liability for executive bonus payments under the 2019 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2019 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2019. Additionally, approximately $1.2 million, which is subject to vesting on December 11, 2020, will be recognized proportionally throughout 2020. Assuming the portion subject to vesting in 2020 vests for all eligible participants, approximately 20% of awards under the 2019 Incentive Plan will be paid in cash and 80% will be issued in stock under the Company’s Omnibus Plan in the first quarter of 2020, approximately 70% of which will be unrestricted and 30% of which will be restricted and is subject to vesting on December 11, 2020.

Under the incentive plan for 2018 (the “2018 Incentive Plan”), the Company accrued approximately $4.3 million, including $2.4 million in share-based compensation as noted below, as a liability for executive bonus payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2018 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2018. Under the incentive plan for 2017 (the “2017 Incentive Plan”), the Company accrued approximately $8.4 million, including $5.8 million in share-based compensation as noted below, as

Index

a liability for executive bonus payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017.

In December 2019, in connection with the resignation of the Company’s Executive Vice President and Chief Financial Officer at the time, the Company entered into a separation and general release agreement, pursuant to which the Company accrued a one-time separation payment of approximately $1.6 million, which was paid in January 2020, and a 2019 incentive payment of approximately $0.6 million which is expected to be paid in cash in March 2020. Both of these payments were included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2019 and in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2019.

During the year ended December 31, 2019, the Company incurred a one-time separation payment of $0.5 million in connection with the retirement of the Company’s former Executive Vice President and Chief Legal Officer which, pursuant to the separation and general release agreement executed in March 2019, was paid in April 2019 and was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2019.

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2018 Incentive Plan, the 2017 Incentive Plan and the incentive plan for 2016 (the “2016 Incentive Plan”):

	2018 Incentive Plan		2017 Incentive Plan		2016 Incentive Plan

Period common shares issued	First Quarter 2019		First Quarter 2018		First Quarter 2017

Common shares earned under each incentive plan	156,926		415,866		120,972
Common shares surrendered on issuance date to satisfy tax withholding obligations	24,999		48,533		19,667
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	131,927		367,333		101,305
Closing stock price on issuance date	$16.49		$16.92		$19.10
Total share-based compensation earned, including the surrendered shares (in millions)	$2.6	(1)	$7.0	(2)	$2.3	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	105,345		223,421		60,028
Of the total common shares earned and issued, total common shares restricted at time of issuance	26,582		143,912		41,277

Restricted common shares vesting date	December 13, 2019		December 14, 2018		December 15, 2017
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	5,502		41,389		13,129

(1)	Of the total 2018 share-based compensation, approximately $2.4 million was recognized as share-based compensation expense during the year ended December 31, 2018, and included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2018, and the remaining $0.2 million, which vested on December 13, 2019 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2019.
(2)	Of the total 2017 share-based compensation, approximately $5.8 million was recognized as share-based compensation expense during the year ended December 31, 2017, and the remaining $1.2 million, which vested on December 14, 2018, was recognized as share-based compensation expense during the year ended December 31, 2018.
(3)	Of the total 2016 share-based compensation, approximately $0.4 million, which vested on December 15, 2017, was recognized as share-based compensation expense during the year ended December 31, 2017.

Index

Non-Employee Director Deferral Program

In 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board, including amounts payable in both cash and fully vested shares of the Company’s common shares, in the form of deferred cash fees (“DCFs”) and/or deferred stock units (“DSUs”). DCFs and DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DCFs are equal to the dollar value of the deferred fee on the grant date, while the grant date fair values of DSUs are equal to the fair market value of the Company’s common shares on the grant date. DCFs are settled for cash and DSUs are settled for shares of the Company’s common stock, which are deliverable upon either: i) termination of the director’s service from the Board, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon death of the director. During the years ended December 31, 2019 and 2018, non-employee directors participating in the Director Deferral Program deferred approximately $0.4 million and $0.3 million, respectively, which is recorded as deferred compensation expense in general and administrative expenses in the Company’s consolidated statements of operations for the years then ended. On each quarterly deferral date (the date that a portion of the annual retainer would be paid), dividends earned on DSUs are credited to the deferral account in the form of additional DSUs based on dividends declared by the Company on its outstanding common shares during the quarter and the fair market value of the common shares on such date. Outstanding DSUs at December 31, 2019 and 2018 were approximately 47,000 and 19,000, with weighted-average grant date fair values of $16.32 and $16.71, valued at $0.7 million and $0.3 million, respectively, which is included in common stock, a component of shareholders’ equity in the Company’s consolidated balance sheets as of December 31, 2019 and 2018.

Note 9

Management and Franchise Agreements

Each of the Company’s 233 hotels owned as of December 31, 2019 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company (number of hotels by manager are as of January 1, 2020):

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	42
White Lodging Services Corporation (“White Lodging”)	26
Dimension Development Two, LLC (“Dimension”)	23
MHH Management, LLC (“McKibbon”)	17
Texas Western Management Partners, LP (“Western”)	17
Raymond Management Company, Inc. (“Raymond”)	15
Crestline Hotels & Resorts, LLC (“Crestline”)	14
Marriott International, Inc. (“Marriott”)	14
North Central Hospitality, LLC (“North Central”)	10
Newport Hospitality Group, Inc. (“Newport”)	9
InnVentures IVI, LP (“InnVentures”)	8
Vista Host, Inc. (“Vista Host”)	8
True North Hotel Group, Inc. (“True North”)	7
Aimbridge Hospitality, LLC (“Aimbridge”)(1)	5
Chartwell Hospitality, LLC (“Chartwell”)	5
Interstate Gateway Management LLC (“Interstate”)(1)	4
Huntington Hotel Group, LP (“Huntington”)	3
Stonebridge Realty Advisors, Inc. (“Stonebridge”)	3
Highgate Hotels, L.P. (“Highgate”)	1
Hilton Worldwide Holdings Inc. (“Hilton”)	1
Pyramid Advisors Limited Partnership (“Pyramid”)	1
Total	233

(1)	Aimbridge and Interstate merged in the fourth quarter of 2019, however, they continue to operate the Company’s hotels separately.

Index

The management agreements generally provide for initial terms of one to 30 years. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. As of December 31, 2019, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues, based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. For the years ended December 31, 2019, 2018 and 2017, the Company incurred approximately $43.8 million, $43.9 million and $42.7 million, respectively, in management fees.

Fifteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2019, 2018 and 2017, the Company incurred approximately $54.9 million, $54.5 million and $52.9 million, respectively, in franchise royalty fees.

Note 10

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2019, the Company had 13 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately four to 86 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

Adoption of the New Lease Accounting Standard

The Company adopted ASU No. 2016-02, Leases (Topic 842), as discussed further in Note 1 in the section titled “Accounting Standards Recently Adopted”, effective January 1, 2019, which requires leases with durations greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. Prior year financial statements were not restated under the new standard.

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

Operating Leases

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

Finance Leases

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

Under the terms of the Company’s ground leases, certain minimum lease payments are subject to change based on criteria specified in the lease. Changes in minimum lease payments that are not fixed scheduled increases are reflected in the ROU asset and lease liability when the payments become fixed and determinable based on the actual criteria defined in the lease. Minimum lease payments may be estimated if the change date occurs and the new minimum lease payments are not yet determinable. During 2019, the Company, based on additional information, estimated a required increase in lease payments under one of its finance ground leases. The estimated increase is reflected in the finance ground lease ROU asset and liability at the anticipated effective date of the change. The increase and effective date are subject to agreement with the lessor and could increase in the future. The total increase in the lease ROU asset and liability was estimated based on available information and was approximately $53 million.

Index

Lease Position as of December 31, 2019

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of December 31, 2019. All dollar amounts are in thousands.

	Consolidated Balance Sheet Classification	December 31, 2019
Assets
Operating lease assets, net	Other assets, net	$28,311
Finance ground lease assets, net (1)	Investment in real estate, net	193,184
Total lease assets		$221,495

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$12,130
Finance lease liabilities	Finance lease liabilities	216,627
Total lease liabilities		$228,757

Weighted-average remaining lease term
Operating leases		37 years
Finance leases		31 years

Weighted-average discount rate
Operating leases		5.45%
Finance leases		5.26%

(1)	Finance ground lease assets are net of accumulated amortization of approximately $4.4 million as of December 31, 2019.

Lease Costs for the Year Ended December 31, 2019

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the year ended December 31, 2019 (in thousands):

	Consolidated Statement of Operations Classification	Year Ended December 31, 2019
Operating lease costs (1)	Operating ground lease expense	$1,658
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	4,517
Interest on lease liabilities	Interest and other expense, net	8,241
Total lease costs		$14,416

(1)

Represents costs related to ground leases, including variable lease costs. Excludes costs related to hotel equipment leases, which are included in hotel operating expense and property taxes, insurance and other expense, and costs related to office space leases, which are included in general and administrative expense in the Company’s consolidated statement of operations. These costs are not significant for disclosure.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2019 (in thousands):

	Operating leases	Finance leases
2020	$1,252	$9,541
2021	1,028	9,618
2022	852	9,767
2023	777	10,116
2024	763	11,249
Thereafter	32,447	466,069
Total minimum lease payments	37,119	516,360
Less: amount of lease payments representing interest	24,989	299,733
Present value of lease liabilities	$12,130	$216,627

Index

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,344
Operating cash flows for finance leases	6,989

Information for Periods Prior to the Adoption of the New Lease Accounting Standard

Prior to the adoption of Topic 842, the Company’s leases were classified as operating leases. The Company recorded, at the time of acquisition, initial intangible assets for ground leases assumed that were below market leases, which totaled approximately $26.2 million, and are included in other assets, net and initial intangible liabilities for ground leases assumed that were above market leases, which totaled approximately $6.0 million, and are included in accounts payable and other liabilities, in the Company’s consolidated balance sheet as of December 31, 2018. The value of each lease intangible was amortized over the term of the respective lease with the amortization included in operating ground lease expense in the Company’s consolidated statements of operations, resulting in a net increase of approximately $0.8 million to operating ground lease expense for each of the years ended December 31, 2018 and 2017. Operating ground lease expense also included approximately $3.5 million and $3.7 million of adjustments to record rent on a straight-line basis for the years ended December 31, 2018 and 2017, with an accrued straight-line lease liability balance as of December 31, 2018 of approximately $16.9 million, included in accounts payable and other liabilities in the Company’s consolidated balance sheet.

Note 11

Industry Segments

The Company owns hotel properties throughout the U.S. that generate rental, food and beverage, and other property-related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single reportable segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Note 12

Hotel Purchase Contract Commitments

As of December 31, 2019, the Company had outstanding contracts for the potential purchase of six hotels for a total expected purchase price of approximately $208.8 million, which are under development and are planned to be completed and opened for business over the next five to 18 months from December 31, 2019, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at December 31, 2019. All dollar amounts are in thousands.

Location (1)	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Cape Canaveral, FL (2)	Hampton and Home2 Suites	4/11/2018	224	$3	$46,704
Tempe, AZ (3)	Hyatt House and Hyatt Place	6/13/2018	254	720	63,341
Denver, CO	Courtyard	4/5/2019	182	586	49,140
Madison, WI	Hilton Garden Inn	7/9/2019	176	283	49,632
			836	$1,592	$208,817

Index

(1)

These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to occur over the next five to 18 months from December 31, 2019. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under development, at this time, the seller has not met all of the conditions to closing.

(2)	These hotels are part of an adjoining combined 224-room, dual-branded complex that will be located on the same site.
(3)	These hotels are part of an adjoining combined 254-room, dual-branded complex that will be located on the same site.

The Company plans to utilize its credit facilities available at closing to purchase the hotels under contract if closings occur.

Note 13

Transaction and Litigation Costs (Reimbursements)

During 2017, transaction and litigation costs (reimbursements) totaled $(2.6) million which primarily related to additional proceeds received in May 2017 from the Company’s directors and officers insurance carriers in connection with a legal settlement that occurred in 2016 and was approved by the United States District Court for the Eastern District of Virginia in 2017 related to the Company’s merger with Apple REIT Ten, Inc. in 2016.

Note 14

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$303,787	$341,117	$331,722	$289,971
Net income	$38,151	$62,090	$46,223	$25,453
Comprehensive income	$32,107	$51,970	$42,030	$31,106
Basic and diluted net income per common share	$0.17	$0.28	$0.21	$0.11

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$298,389	$344,714	$332,197	$295,255
Net income	$42,182	$67,630	$62,122	$34,152
Comprehensive income	$48,474	$69,370	$63,779	$24,691
Basic and diluted net income per common share(1)	$0.18	$0.29	$0.27	$0.15

(1)

Net income per common share for the four quarters of 2018 are non-additive in comparison to net income per common share for the year ended December 31, 2018 due to the equity repurchased in the first and fourth quarters of 2018 under the Share Repurchase Program.

Note 15

Subsequent Events

In both January 2020 and February 2020, the Company paid approximately $22.4 million, or $0.10 per outstanding common share, in distributions to its common shareholders.

In February 2020, the Company declared a regular monthly cash distribution of $0.10 per common share for the month of March 2020. The distribution is payable on March 16, 2020.

In January 2020, the Company completed the sale of its 105-room Sanford, Florida SpringHill Suites for a gross sales price of $13.0 million. The net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2020 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2020 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2020 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2020 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2020 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2020 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation and Amortization (Included at the end of this Part IV of this report.)

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

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (FILED HEREWITH)

10.1*	The Company’s 2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)

10.2*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.3*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

Index

Exhibit Number	Description of Documents

10.4*	First Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

10.5	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.6*

Non-Employee Director Deferral Program Under the Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

10.7*

Separation Agreement and General Release, dated as of March 22, 2019 by and between the Company and David P. Buckley (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

10.8*

Separation Agreement and General Release, dated as of December 5, 2019 by and between the Company and Rachael Rothman (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed December 6, 2019)

10.9

Second Amended and Restated Credit Agreement dated as of July 27, 2018, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed August 1, 2018)

21.1	Subsidiaries of the Company (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101.

* Denotes Management Contract or Compensation Plan.

Item 16.	Form 10-K Summary

None.

Index

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization

As of December 31, 2019

(dollars in thousands)

							Subsequently
				Initial Cost			Capitalized
City	State	Description	Encumbrances	Land (1)		Bldg./ FF&E / Other	Bldg. Imp. & FF&E	Total Gross Cost (2)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Anchorage	AK	Embassy Suites	$19,324	$2,955		$39,053	$4,383	$46,391	$(13,936)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683		21,606	25	24,314	(1,629)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580		9,659	578	11,817	(2,505)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310		6,425	1,353	10,088	(1,756)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425		15,555	10	18,990	(1,417)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491		15,603	9	19,103	(1,360)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010		12,981	1,872	15,863	(3,291)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037		10,581	1,575	13,193	(4,131)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970		13,185	1,003	15,158	(2,683)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550		11,962	78	12,590	(1,408)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890		11,227	502	12,619	(2,570)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490		10,840	72	11,402	(1,259)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	6,999	210		15,654	1,971	17,835	(3,703)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-		11,452	364	11,816	(1,385)	2006	Sep-16	3 - 39 yrs.	101
Montgomery	AL	Hilton Garden Inn	-	2,640		12,315	422	15,377	(2,888)	2003	Mar-14	3 - 39 yrs.	97
Montgomery	AL	Homewood Suites	-	1,760		10,818	482	13,060	(2,835)	2004	Mar-14	3 - 39 yrs.	91
Prattville	AL	Courtyard	5,558	2,050		9,101	1,022	12,173	(2,275)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton	-	911		8,483	2,058	11,452	(3,224)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	-	1,375		9,514	2,382	13,271	(4,780)	2006	Apr-10	3 - 39 yrs.	126
Rogers	AR	Residence Inn	-	1,130		12,417	501	14,048	(2,848)	2003	Mar-14	3 - 39 yrs.	88
Chandler	AZ	Courtyard	-	1,061		16,008	1,646	18,715	(5,401)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778		11,272	1,085	13,135	(3,695)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413		14,669	2,434	18,516	(5,806)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Courtyard	-	1,730		17,401	266	19,397	(2,046)	2008	Sep-16	3 - 39 yrs.	127
Phoenix	AZ	Hampton	-	-		15,209	382	15,591	(1,898)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406		41,174	11	44,591	(2,423)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-		18,907	234	19,141	(2,415)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111		12,953	1,851	15,915	(4,852)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000		26,861	395	33,256	(2,794)	2005	Sep-16	3 - 39 yrs.	122
Tucson	AZ	Hilton Garden Inn	-	1,005		17,925	2,075	21,005	(7,173)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	-	2,080		12,424	1,715	16,219	(3,059)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992		14,543	260	15,795	(4,093)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430		21,290	2,390	27,110	(5,113)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	23,552	12,916		41,218	733	54,867	(6,144)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270		41,559	2,853	76,682	(8,683)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	27,317	10,734		49,181	102	60,017	(6,935)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton	-	1,287		9,888	1,221	12,396	(3,699)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	-	1,500		10,970	1,756	14,226	(3,855)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	-	4,410		35,033	1,404	40,847	(7,550)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton	-	3,209		16,749	2,294	22,252	(3,162)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	12,812	3,080		25,769	1,250	30,099	(2,709)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790		24,048	2,204	34,042	(5,197)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	12,866	16,380		28,952	840	46,172	(6,391)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920		21,515	3,871	31,306	(5,679)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490		13,662	1,857	17,009	(4,766)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	23,468	11,268		44,851	1,001	57,120	(6,873)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	17,471	13,570		36,644	3,117	53,331	(7,579)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020		29,151	668	37,839	(6,234)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	15,640	22,400		20,640	481	43,521	(5,019)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	28,092	12,860		28,084	5,205	46,149	(8,461)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	15,073	-	(6)	32,292	128	32,420	(3,472)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	14,901	3,082		21,051	1,718	25,851	(6,105)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568		18,721	2,616	25,905	(8,073)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864		7,753	1,964	11,581	(3,869)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812		15,761	6,300	23,873	(7,467)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539		14,493	4,219	21,251	(7,697)	1997	Oct-08	3 - 39 yrs.	90
Tulare	CA	Hampton	-	400		9,194	1,168	10,762	(2,316)	2008	Mar-14	3 - 39 yrs.	86
Tustin	CA	Fairfield	-	7,700		26,580	156	34,436	(2,860)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680		33,645	174	45,499	(3,720)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	7,471	1,780		15,860	234	17,874	(1,887)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	31,311	9,940		57,595	700	68,235	(6,635)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480		20,465	459	26,404	(4,105)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350		19,167	3,412	27,929	(5,412)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220		22,177	537	29,934	(2,599)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Homewood Suites	-	2,780		23,967	43	26,790	(3,052)	2016	Sep-16	3 - 39 yrs.	153
Fort Lauderdale	FL	Hampton	-	1,793		21,357	4,996	28,146	(4,866)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	-	5,760		26,727	83	32,570	(3,089)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300		17,322	443	19,065	(1,967)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740		16,329	365	18,434	(1,997)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480		21,247	2,450	33,177	(5,812)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013		13,533	180	15,726	(569)	2009	Dec-18	3 - 39 yrs.	127
Lakeland	FL	Courtyard	-	3,740		10,813	1,400	15,953	(2,642)	2000	Mar-14	3 - 39 yrs.	78
Miami	FL	Courtyard	-	-		31,488	1,832	33,320	(6,268)	2008	Mar-14	3 - 39 yrs.	118

Index

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization - (continued)

As of December 31, 2019

(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
City	State	Description	Encumbrances	Land (1)	Bldg./ FF&E / Other	Bldg. Imp. & FF&E	Total Gross Cost (2)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Miami	FL	Hampton	$-	$1,972	$9,987	$6,363	$18,322	$(5,775)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	14,051	18,820	25,375	4,073	48,268	(7,077)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield	-	3,140	22,580	2,836	28,556	(8,259)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	Home2 Suites	-	2,731	18,062	50	20,843	(610)	2019	Mar-19	3 - 39 yrs.	128
Orlando	FL	SpringHill Suites	-	3,141	25,779	2,711	31,631	(9,514)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605	9,995	1,276	12,876	(3,975)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908	9,549	424	10,881	(3,279)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770	12,562	263	14,595	(1,471)	2008	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Fairfield	-	960	11,734	144	12,838	(1,250)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	10,938	374	11,312	(2,438)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824	20,034	3,288	25,146	(7,408)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield	-	899	7,263	174	8,336	(2,519)	2010	Jan-10	3 - 39 yrs.	87
Atlanta / Downtown	GA	Hampton	-	7,861	16,374	3,725	27,960	(1,265)	1999	Feb-18	3 - 39 yrs.	119
Atlanta / Perimeter Dunwoody	GA	Hampton	-	3,228	26,498	29	29,755	(1,403)	2016	Jun-18	3 - 39 yrs.	132
Atlanta	GA	Home2 Suites	-	740	23,122	936	24,798	(2,883)	2016	Jul-16	3 - 39 yrs.	128
Macon	GA	Hilton Garden Inn	-	-	15,043	579	15,622	(3,212)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	14,716	2,148	16,864	(3,249)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton	-	1,590	11,364	192	13,146	(1,514)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	-	1,770	13,116	1,992	16,878	(1,662)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton	-	400	16,915	721	18,036	(2,041)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	22,588	1,335	21,114	3,040	25,489	(8,188)	2007	Apr-10	3 - 39 yrs.	186
Boise	ID	SpringHill Suites	-	2,120	24,112	4,376	30,608	(6,711)	1992	Mar-14	3 - 39 yrs.	230
Des Plaines	IL	Hilton Garden Inn	-	10,000	38,186	577	48,763	(4,124)	2005	Sep-16	3 - 39 yrs.	252
Hoffman Estates	IL	Hilton Garden Inn	-	1,770	14,373	776	16,919	(1,885)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246	28,328	2,731	33,305	(8,904)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722	21,843	1,846	25,411	(6,762)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410	23,594	41	27,045	(2,866)	2015	Sep-16	3 - 39 yrs.	158
Schaumburg	IL	Hilton Garden Inn	-	1,450	19,122	2,671	23,243	(6,808)	2008	Nov-10	3 - 39 yrs.	166
Skokie	IL	Hampton	-	2,650	31,284	2,389	36,323	(3,539)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171	20,894	2,670	24,735	(6,817)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	-	1,310	11,542	2,076	14,928	(4,237)	2007	Nov-10	3 - 39 yrs.	130
Merrillville	IN	Hilton Garden Inn	-	1,860	17,755	642	20,257	(2,136)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898	12,862	1,500	15,260	(4,280)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090	23,361	1,342	26,793	(2,509)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230	11,713	1,467	14,410	(2,438)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790	20,633	2,844	25,267	(5,678)	2000	Mar-14	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	-	1,060	8,263	659	9,982	(2,787)	1998	Mar-14	3 - 39 yrs.	102
Wichita	KS	Courtyard	-	1,940	9,739	1,115	12,794	(3,046)	2000	Mar-14	3 - 39 yrs.	90
Lafayette	LA	Hilton Garden Inn	-	-	17,898	3,251	21,149	(7,157)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709	9,400	184	10,293	(2,870)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	23,513	4,150	52,258	5,022	61,430	(11,269)	2002	Mar-14	3 - 39 yrs.	166
Andover	MA	SpringHill Suites	-	702	5,799	2,694	9,195	(3,532)	2001	Nov-10	3 - 39 yrs.	136
Marlborough	MA	Residence Inn	-	3,480	17,341	1,889	22,710	(4,250)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton	-	3,410	16,320	1,591	21,321	(3,619)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	8,876	1,760	20,791	4,343	26,894	(4,480)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350	13,974	1,923	20,247	(3,708)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361	16,094	1,101	18,556	(5,070)	2010	Jul-10	3 - 39 yrs.	107
Portland	ME	Residence Inn	-	4,440	51,534	635	56,609	(3,587)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213	15,052	2,240	18,505	(5,473)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560	13,717	1,773	17,050	(1,666)	2003	Sep-16	3 - 39 yrs.	120
Rochester	MN	Hampton	-	916	13,225	2,406	16,547	(5,149)	2009	Aug-09	3 - 39 yrs.	124
St. Paul	MN	Hampton	-	2,523	29,365	2	31,890	(832)	2016	Mar-19	3 - 39 yrs.	160
Kansas City	MO	Hampton	-	727	9,363	1,572	11,662	(3,671)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000	20,818	3,498	26,316	(4,802)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758	20,954	9,329	32,041	(9,345)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758	15,287	2,100	18,145	(5,717)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	4,897	1,390	11,324	1,292	14,006	(2,477)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906	9,151	1,055	11,112	(3,730)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490	31,588	4,050	43,128	(6,656)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030	11,111	1,180	13,321	(1,381)	2010	Sep-16	3 - 39 yrs.	94
Charlotte	NC	Homewood Suites	-	1,031	4,937	7,088	13,056	(7,189)	1990	Sep-08	3 - 39 yrs.	118
Durham	NC	Homewood Suites	-	1,232	18,343	5,039	24,614	(9,205)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746	10,563	1,196	12,505	(3,634)	2011	Feb-11	3 - 39 yrs.	118
Fayetteville	NC	Residence Inn	-	3,530	19,799	923	24,252	(4,377)	2006	Mar-14	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	-	1,850	10,157	478	12,485	(2,370)	2004	Mar-14	3 - 39 yrs.	82
Jacksonville	NC	Home2 Suites	-	910	12,527	165	13,602	(1,447)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310	13,034	1,199	15,543	(2,784)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170	14,268	533	16,971	(1,407)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700	36,829	5,916	49,445	(7,978)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710	22,636	300	24,646	(2,592)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	21,280	1,620	35,962	645	38,227	(3,967)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	-	1,890	22,014	163	24,067	(2,710)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550	23,828	3,941	32,319	(6,229)	2000	Mar-14	3 - 39 yrs.	108

Index

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization - (continued)

As of December 31, 2019

(dollars in thousands)

							Subsequently
				Initial Cost			Capitalized
City	State	Description	Encumbrances	Land (1)		Bldg./ FF&E / Other	Bldg. Imp. & FF&E		Total Gross Cost (2)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Mahwah	NJ	Homewood Suites	$-	$3,220		$22,742	$4,289		$30,251	$(5,918)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589		13,476	4,138		19,203	(5,236)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	7,441	-		27,133	3,510		30,643	(7,986)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054		19,513	3,375		24,942	(6,502)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510		28,718	3,270		38,498	(5,937)	2003	Mar-14	3 - 39 yrs.	165
New York	NY	Renaissance (4)	-	-	(6)	102,832	(72,966)	(3)	29,866	(14,694)	1916	Mar-14	3 - 32 yrs.	208
Syracuse	NY	Courtyard	-	812		23,278	87		24,177	(3,222)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	-	621		17,589	79		18,289	(2,536)	2013	Oct-15	3 - 39 yrs.	78
Mason	OH	Hilton Garden Inn	-	1,120		16,770	1,125		19,015	(2,171)	2010	Sep-16	3 - 39 yrs.	110
Twinsburg	OH	Hilton Garden Inn	-	1,419		16,614	3,833		21,866	(8,046)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton	-	1,430		31,327	2,190		34,947	(9,972)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270		32,700	140		34,110	(3,525)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760		20,056	11		20,827	(2,251)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280		13,340	374		14,994	(1,885)	2008	Sep-16	3 - 39 yrs.	90
Collegeville/Philadelphia	PA	Courtyard	10,471	2,115		17,953	3,856		23,924	(6,419)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996		20,374	2,123		23,493	(6,656)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton	-	2,503		18,537	4,922		25,962	(8,327)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250		16,778	1,135		21,163	(1,845)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540		16,399	735		20,674	(4,089)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330		10,839	1,180		13,349	(1,498)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Residence Inn	-	900		9,778	500		11,178	(2,445)	1998	Mar-14	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	-	3,600		11,386	2,329		17,315	(2,856)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	-	1,410		9,361	2,853		13,624	(3,183)	1997	Mar-14	3 - 39 yrs.	76
Franklin	TN	Courtyard	13,847	2,510		31,341	619		34,470	(3,352)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	13,847	2,970		29,208	1,464		33,642	(3,402)	2009	Sep-16	3 - 39 yrs.	124
Jackson	TN	Hampton	-	692		12,281	1,401		14,374	(4,642)	2007	Dec-08	3 - 39 yrs.	85
Johnson City	TN	Courtyard	-	1,105		8,632	262		9,999	(3,132)	2009	Sep-09	3 - 39 yrs.	90
Knoxville	TN	Homewood Suites	-	2,160		14,704	203		17,067	(1,834)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840		12,441	231		14,512	(1,536)	2006	Sep-16	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	-	1,190		7,920	1,457		10,567	(1,417)	2003	Sep-16	3 - 39 yrs.	97
Memphis	TN	Hampton	-	2,449		37,097	4,398		43,944	(2,578)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Homewood Suites	-	1,930		13,028	3,264		18,222	(4,578)	1989	Mar-14	3 - 39 yrs.	140
Nashville	TN	Hilton Garden Inn	-	2,754		39,997	4,031		46,782	(13,038)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153		15,206	742		17,101	(4,239)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	-	7,390		13,929	393		21,712	(1,513)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	-	1,210		19,700	2,945		23,855	(4,859)	2003	Mar-14	3 - 39 yrs.	159
Allen	TX	Hampton	-	1,442		11,456	1,714		14,612	(5,459)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	-	2,130		16,731	5,364		24,225	(9,201)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton	-	1,217		8,738	1,596		11,551	(3,295)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579		18,487	1,971		22,037	(5,630)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306		16,504	1,916		19,726	(5,170)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459		17,184	5,415		24,058	(7,466)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	-	1,614		14,451	2,161		18,226	(5,201)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	-	1,898		16,462	4,883		23,243	(7,362)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Homewood Suites	-	2,180		25,644	174		27,998	(2,562)	2010	Sep-16	3 - 39 yrs.	115
Beaumont	TX	Residence Inn	-	1,177		16,180	1,605		18,962	(6,666)	2008	Oct-08	3 - 39 yrs.	133
Burleson/Fort Worth	TX	Hampton	-	557		6,601	1,539		8,697	(1,849)	2008	Oct-14	3 - 39 yrs.	88
Dallas	TX	Homewood Suites	-	4,920		29,427	203		34,550	(3,235)	2013	Sep-16	3 - 39 yrs.	130
Denton	TX	Homewood Suites	-	990		14,895	260		16,145	(2,017)	2009	Sep-16	3 - 39 yrs.	107
El Paso	TX	Hilton Garden Inn	-	1,244		18,300	419		19,963	(5,333)	2011	Dec-11	3 - 39 yrs.	145
El Paso	TX	Homewood Suites	-	2,800		16,657	1,940		21,397	(3,826)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	Courtyard	-	2,313		15,825	110		18,248	(1,811)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	TownePlace Suites	-	2,104		16,311	1,560		19,975	(5,165)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-	2,507		12,981	1,559		17,047	(5,328)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	9,775	1,522		15,543	1,967		19,032	(5,089)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-	2,080		21,836	96		24,012	(2,531)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Marriott	-	4,143		46,623	918		51,684	(14,872)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	-	12,070		19,769	767		32,606	(4,950)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-	2,070		11,186	226		13,482	(1,473)	2012	Sep-16	3 - 39 yrs.	120
Irving	TX	Homewood Suites	-	705		9,610	1,564		11,879	(3,788)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	-	3,361		23,919	2,743		30,023	(10,476)	2007	Oct-08	3 - 39 yrs.	165
Round Rock	TX	Hampton	-	865		10,999	4,175		16,039	(5,029)	2001	Mar-09	3 - 39 yrs.	94
San Antonio	TX	TownePlace Suites	-	2,220		9,610	1,165		12,995	(2,540)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-	3,350		17,256	81		20,687	(2,034)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-	1,880		10,969	410		13,259	(2,940)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Hampton	-	636		8,723	1,354		10,713	(3,219)	2004	Jan-11	3 - 39 yrs.	81
Provo	UT	Residence Inn	-	1,150		18,277	3,252		22,679	(4,578)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Residence Inn	-	1,515		24,214	241		25,970	(1,798)	2014	Oct-17	3 - 39 yrs.	136
Salt Lake City	UT	SpringHill Suites	-	1,092		16,465	1,765		19,322	(5,288)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	-	6,860		19,681	3,849		30,390	(5,620)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-	5,968		-	20,268		26,236	(6,261)	2011	Mar-09	3 - 39 yrs.	155
Charlottesville	VA	Courtyard	-	21,130		27,737	1,799		50,666	(5,812)	2000	Mar-14	3 - 39 yrs.	139
Manassas	VA	Residence Inn	-	1,395		14,962	1,905		18,262	(5,058)	2006	Feb-11	3 - 39 yrs.	107

Index

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization - (continued)

As of December 31, 2019

(dollars in thousands)

							Subsequently
				Initial Cost			Capitalized
City	State	Description	Encumbrances	Land (1)		Bldg./ FF&E / Other	Bldg. Imp. & FF&E	Total Gross Cost (2)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Richmond	VA	Courtyard	$-	$2,003		$-	$23,130	$25,133	$(4,531)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Independent	-	584		6,386	25	6,995	(46)	1988	Oct-19	3 - 39 yrs.	55
Richmond	VA	Marriott	-	-	(6)	83,698	14,695	98,393	(19,467)	1984	Mar-14	3 - 39 yrs.	410
Richmond	VA	Residence Inn	-	1,113		-	12,774	13,887	(2,500)	2014	Jul-12	3 - 39 yrs.	75
Richmond	VA	SpringHill Suites	-	1,930		10,726	122	12,778	(1,489)	2008	Sep-16	3 - 39 yrs.	103
Suffolk	VA	Courtyard	-	940		5,186	1,346	7,472	(1,821)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-	710		5,241	756	6,707	(1,520)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-	10,580		29,140	3,611	43,331	(6,248)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	12,000		40,556	4,016	56,572	(8,443)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	10,376	18,950		25,028	606	44,584	(5,710)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	24,130	-	(6)	92,786	5,241	98,027	(20,872)	1991	Mar-14	3 - 35 yrs.	234
Tukwila	WA	Homewood Suites	8,020	8,130		16,659	4,549	29,338	(5,262)	1992	Mar-14	3 - 39 yrs.	106
Vancouver	WA	SpringHill Suites	-	3,010		16,162	1,601	20,773	(3,867)	2007	Mar-14	3 - 39 yrs.	119
Richmond	VA	Corporate Office	-	682		3,723	992	5,397	(2,054)	1893	May-13	3 - 39 yrs.	N/A
			$454,967	$724,054		$4,559,984	$398,512	$5,682,550	$(1,049,996)				29,765

Investment in Real Estate:	2019	2018	2017
Balance as of January 1	$5,726,303	$5,524,443	$5,381,086
Acquisitions	59,652	153,034	162,734
Improvements	78,679	71,058	69,081
Dispositions	(159,685)	(19,097)	(42,583)
Assets Held for Sale (5)	(15,932)	-	-
Impairment of Depreciable Assets	(6,467)	(3,135)	(45,875)
Total Gross Cost as of December 31	5,682,550	5,726,303	5,524,443
Finance Ground Lease Assets as of December 31 (6)	197,617	-	-
Total Investment in Real Estate	$5,880,167	$5,726,303	$5,524,443

Accumulated Depreciation and Amortization:	2019	2018	2017
Accumulated Depreciation as of January 1	$(909,893)	$(731,284)	$(557,597)
Depreciation Expense	(187,729)	(182,527)	(175,581)
Accumulated Depreciation on Dispositions	43,787	3,918	1,894
Assets Held for Sale (5)	3,839	-	-
Accumulated Depreciation as of December 31	(1,049,996)	(909,893)	(731,284)
Accumulated Amortization of Finance Leases as of December 31 (6)	(4,433)	-	-
Accumulated Depreciation and Amortization as of December 31	$(1,054,429)	$(909,893)	$(731,284)

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)	The aggregate cost for federal income tax purposes is approximately $5.3 billion at December 31, 2019 (unaudited).
(3)	Amount includes a reduction in cost due to recognition of an impairment loss.
(4)	On January 20, 2020, the New York, New York Renaissance hotel became an independent boutique hotel.
(5)	As of December 31, 2019, the Company had one hotel classified as held for sale, which is not included in this schedule, and was sold in January 2020.
(6)

Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and, as a result, recorded finance ground lease assets for four of its ground leases, which are included in investment in real estate and accumulated depreciation and amortization as of December 31, 2019. See Note 1 titled “Organization and Summary of Significant Accounting Policies” and Note 10 titled “Lease Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information on the adoption of the new lease accounting standard.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: February 24, 2020
Justin G. Knight, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 24, 2020
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 24, 2020
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 24, 2020
Justin G. Knight, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: February 24, 2020
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 24, 2020
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 24, 2020
Jon A. Fosheim, Director

By:	/s/ Kristian M. Gathright	Date: February 24, 2020
Kristian M. Gathright, Director

By:	/s/ Blythe J. McGarvie	Date: February 24, 2020
Blythe J. McGarvie, Director

By:	/s/ Daryl A. Nickel	Date: February 24, 2020
Daryl A. Nickel, Director

By:	/s/ L. Hugh Redd	Date: February 24, 2020
L. Hugh Redd, Director