Form 10-Q
period 2020-03-31
Apple Hospitality REIT, Inc.
filed 2020-05-18
CIK 1418121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of registrant’s common shares outstanding as of May 15, 2020: 223,216,628

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Apple Hospitality REIT, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 6, 2020, the Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”) due to circumstances related to COVID-19. The need to address the immediate and evolving impacts of COVID-19 on the Company’s business and operations, including impacts on the operations at each of its hotel properties, increased the demands on the Company’s employees at a time when “stay at home” orders, including in Virginia, where the Company’s headquarters is located, impacted normal working patterns. This slowed the Company’s normal quarterly close and financial reporting processes related to its Form 10-Q.

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,096,718 and $1,054,429, respectively	$4,776,695	$4,825,738
Assets held for sale	-	12,093
Cash and cash equivalents	437,260	-
Restricted cash-furniture, fixtures and other escrows	33,335	34,661
Due from third party managers, net	22,040	26,926
Other assets, net	37,040	42,993
Total Assets	$5,306,370	$4,942,411

Liabilities
Debt, net	$1,789,281	$1,320,407
Finance lease liabilities	217,180	216,627
Accounts payable and other liabilities	105,105	114,364
Total Liabilities	2,111,566	1,651,398

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,017,081 and 223,862,913 shares, respectively	4,487,441	4,493,763
Accumulated other comprehensive loss	(46,864)	(4,698)
Distributions greater than net income	(1,245,773)	(1,198,052)
Total Shareholders' Equity	3,194,804	3,291,013

Total Liabilities and Shareholders' Equity	$5,306,370	$4,942,411

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Room	$217,979	$279,470
Food and beverage	11,312	15,015
Other	8,719	9,302
Total revenue	238,010	303,787

Expenses:
Hotel operating expense:
Operating	68,029	75,580
Hotel administrative	23,643	25,630
Sales and marketing	24,359	27,694
Utilities	9,190	9,939
Repair and maintenance	11,793	12,866
Franchise fees	10,257	13,111
Management fees	7,995	10,629
Total hotel operating expense	155,266	175,449
Property taxes, insurance and other	19,595	19,613
General and administrative	9,523	8,137
Depreciation and amortization	49,522	47,950
Total expense	233,906	251,149

Gain on sale of real estate	8,839	1,213

Operating income	12,943	53,851

Interest and other expense, net	(15,566)	(15,494)

Income (loss) before income taxes	(2,623)	38,357

Income tax expense	(146)	(206)

Net income (loss)	$(2,769)	$38,151

Other comprehensive loss:
Interest rate derivatives	(42,166)	(6,044)

Comprehensive income (loss)	$(44,935)	$32,107

Basic and diluted net income (loss) per common share	$(0.01)	$0.17

Weighted average common shares outstanding - basic and diluted	224,294	223,932

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Distributions Greater Than Net Income
	Number of Shares	Amount			Total

Balance at December 31, 2019	223,863	$4,493,763	$(4,698)	$(1,198,052)	$3,291,013
Share based compensation, net	675	8,014	-	-	8,014
Common shares repurchased	(1,521)	(14,336)	-	-	(14,336)
Interest rate derivatives	-	-	(42,166)	-	(42,166)
Net loss	-	-	-	(2,769)	(2,769)
Distributions declared to shareholders ($0.20 per share)	-	-	-	(44,952)	(44,952)
Balance at March 31, 2020	223,017	$4,487,441	$(46,864)	$(1,245,773)	$3,194,804

Balance at December 31, 2018	223,997	$4,495,073	$10,006	$(1,096,069)	$3,409,010
Cumulative effect of the adoption of ASU 2016-02 related to leases	-	-	-	(5,201)	(5,201)
Share based compensation, net	145	2,385	-	-	2,385
Common shares repurchased	(274)	(4,096)	-	-	(4,096)
Interest rate derivatives	-	-	(6,044)	-	(6,044)
Net income	-	-	-	38,151	38,151
Distributions declared to shareholders ($0.30 per share)	-	-	-	(67,178)	(67,178)
Balance at March 31, 2019	223,868	$4,493,362	$3,962	$(1,130,297)	$3,367,027

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,769)	$38,151
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	49,522	47,950
Gain on sale of real estate	(8,839)	(1,213)
Other non-cash expenses, net	1,773	1,186
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	4,886	(22,251)
Decrease (increase) in other assets, net	439	(2,345)
Decrease in accounts payable and other liabilities	(11,670)	(5,235)
Net cash provided by operating activities	33,342	56,243

Cash flows from investing activities:
Acquisition of hotel properties, net	-	(52,576)
Deposits and other disbursements for potential acquisitions	-	(360)
Capital improvements	(27,022)	(21,223)
Net proceeds from sale of real estate	44,387	95,143
Net cash provided by investing activities	17,365	20,984

Cash flows from financing activities:
Repurchases of common shares	(14,336)	(4,096)
Repurchases of common shares to satisfy employee withholding requirements	(1,748)	(491)
Distributions paid to common shareholders	(67,324)	(67,188)
Net proceeds from (payments on) revolving credit facility	374,100	(78,400)
Proceeds from term loans and senior notes	50,000	75,000
Proceeds from mortgage debt	63,400	-
Payments of mortgage debt	(18,354)	(3,415)
Financing costs	(511)	-
Net cash provided by (used in) financing activities	385,227	(78,590)

Net change in cash, cash equivalents and restricted cash	435,934	(1,363)

Cash, cash equivalents and restricted cash, beginning of period	34,661	33,632

Cash, cash equivalents and restricted cash, end of period	$470,595	$32,269

Supplemental cash flow information:
Interest paid	$14,696	$15,409

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$-	$22,384

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	34,661	33,632
Cash, cash equivalents and restricted cash, beginning of period	$34,661	$33,632

Cash and cash equivalents, end of period	$437,260	$-
Restricted cash-furniture, fixtures and other escrows, end of period	33,335	32,269
Cash, cash equivalents and restricted cash, end of period	$470,595	$32,269

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of March 31, 2020, the Company owned 231 hotels with an aggregate of 29,535 rooms located in 34 states. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2020.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Novel Coronavirus COVID-19 Pandemic

As a result of the current novel coronavirus COVID-19 pandemic (“COVID-19”) and the impact it has had on travel and the broader economy throughout the U.S., the Company’s hotels have experienced significant declines in occupancy, which has had and is expected to continue to have a significant negative effect on the Company’s revenue and operating results. There remains significant uncertainty as to when operations at the hotels will return to normalized levels. As of May 15, 2020, each of the Company’s hotels were open and receiving reservations. The Company has intentionally consolidated operations for 38 hotels in market clusters to maximize operational efficiencies.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. The Company’s cash and cash equivalents are distributed among several major banks, but the balances may at times exceed federal depository insurance limits.

Investment in Real Estate

The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. Due to the impact of COVID-19 on the Company’s operating results, the Company considered this event as a potential indicator of impairment and, as a result, the Company performed a recoverability analysis for each of its properties consistent with its annual process. The analysis compared each property’s net book value to its estimated operating income, based on assumptions and estimates about the property’s future revenues, expenses, capital expenditures and recovery from disruption resulting from COVID-19. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property remains at current levels or declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s recoverability analyses did not identify any impairment losses for the three months ended March 31, 2020 and 2019.

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

Accounting Standards Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds fair value disclosure requirements, including a new requirement to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. Certain disclosures are required to be applied retrospectively and others applied prospectively. The Company adopted this standard as of January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in ASU No. 2020-04 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU No. 2020-04 became effective upon issuance and the provisions of the ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures as of March 31, 2020.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019

Land	$721,934	$724,054
Building and Improvements	4,450,646	4,458,383
Furniture, Fixtures and Equipment	489,465	486,386
Finance Ground Lease Assets	197,617	197,617
Franchise Fees	13,751	13,727
	5,873,413	5,880,167
Less Accumulated Depreciation and Amortization	(1,096,718)	(1,054,429)
Investment in Real Estate, net	$4,776,695	$4,825,738

As of March 31, 2020, the Company owned 231 hotels with an aggregate of 29,535 rooms located in 34 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Index

Hotel Acquisitions

There were no acquisitions during the three months ended March 31, 2020. During the year ended December 31, 2019, the Company acquired three hotels, including two hotels during the three months ended March 31, 2019. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

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

Hotel Purchase Contract Commitments

As of March 31, 2020, the Company had outstanding contracts, all of which were entered into prior to 2020, for the potential purchase of six hotels for a total expected purchase price of approximately $208.8 million. Two of the hotels, the newly developed Hampton Inn & Suites and Home2 Suites in Cape Canaveral, Florida, were acquired in April 2020. Also, subsequent to March 31, 2020, the Company exercised its right to terminate the contract to purchase the Courtyard hotel in Denver, Colorado and the refundable deposit of approximately $0.6 million was repaid to the Company. The three remaining hotels are under development and are planned to be completed and opened for business over the next five to 15 months from March 31, 2020, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under these contracts. As the properties are under development, at this time, the sellers have not met all of the conditions to closing. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) contract deposits paid, and gross purchase price for each of the contracts outstanding at March 31, 2020 that have not been terminated. All dollar amounts are in thousands.

Location	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Cape Canaveral, FL (1)	Hampton and Home2 Suites	4/11/2018	224	$3	$46,704
Tempe, AZ (2)(3)	Hyatt House and Hyatt Place	6/13/2018	254	720	63,341
Madison, WI (2)	Hilton Garden Inn	7/9/2019	176	283	49,632
			654	$1,006	$159,677

(1) Newly developed hotels were acquired on April 30, 2020 and opened during April 2020. These hotels are part of a combined 224-room, dual-branded complex.

(2)  These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brands. Assuming all conditions to closing are met, the purchases of these hotels are expected to occur over the next five to 15 months from March 31, 2020. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As the properties are under development, at this time, the seller has not met all of the conditions to closing.

(3) These hotels are part of a combined 254-room, dual-branded complex.

Index

The Company utilized $25.0 million of its available cash and entered into a one-year note payable with the developer secured by the hotels for $21.7 million to fund the purchase price of the Cape Canaveral, Florida hotels. The note payable bears interest, which is payable monthly, at a floating annual rate equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”) plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term. The Company plans to utilize its available cash at closing to purchase the remaining hotels under contract if closings occur.

3. Dispositions

During the three months ended March 31, 2020, the Company sold two hotels in two transactions with unrelated parties for a total combined gross sales price of approximately $45.0 million, resulting in a combined gain on sale of approximately $8.8 million, which is included in the Company’s consolidated statement of operations for the three months ended March 31, 2020. The two hotels had a total carrying value of approximately $35.7 million at the time of sale. The following table lists the two hotels sold:

City	State	Brand	Date Sold	Rooms
Sanford	FL	SpringHill Suites	1/16/2020	105
Boise	ID	SpringHill Suites	2/27/2020	230
Total				335

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income of approximately $0.1 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively, relating to the results of operations of the 13 hotels noted above (the two hotels sold in the first three months of 2020 and the 11 hotels sold in 2019) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2020 and 2019. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

Index

4. Debt

Summary

As of March 31, 2020, and December 31, 2019, the Company’s debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Revolving credit facility	$425,000	$50,900
Term loans and senior notes, net	864,084	813,934
Mortgage debt, net	500,197	455,573
Debt, net	$1,789,281	$1,320,407

The aggregate amounts of principal payable under the Company’s total debt obligations as of March 31, 2020 (including the revolving credit facility, term loans, senior notes and mortgage debt), for the five years subsequent to March 31, 2020 and thereafter are as follows (in thousands):

2020 (April - December)	$10,431
2021	48,185
2022	534,872
2023	296,256
2024	338,643
Thereafter	566,626
1,795,013
Unamortized fair value adjustment of assumed debt	2,300
Unamortized debt issuance costs	(8,032)
Total	$1,789,281

The Company uses interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at March 31, 2020 and December 31, 2019, is set forth below. All dollar amounts are in thousands.

	March 31, 2020	Percentage	December 31, 2019	Percentage
Fixed-rate debt (1)	$1,417,513	79%	$1,297,467	98%
Variable-rate debt	377,500	21%	28,400	2%
Total	$1,795,013		$1,325,867
Weighted-average interest rate of debt (2)	3.35%		3.59%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. Due to interest rate swaps expiring in May 2020, partially offset by other interest rate swaps becoming effective on the same date, $197.5 million of fixed-rate debt as of March 31, 2020 will become variable-rate debt in May 2020. See Note 5 for more information on the interest rate swap agreements.

(2)

The Company anticipates entering into an amendment to each of its unsecured credit facilities to waive certain covenants under the agreements. The amendments are expected to require that the interest rates on each of its unsecured credit facilities increase to the highest interest rate margin under each facility (75-80 basis points above the current margin) during the covenant relief period.

Index

Credit Facilities

$850 Million Credit Facility

The Company utilizes an unsecured “$850 million credit facility” comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024 (the “$425 million term loan facility”). Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter. In response to the disruption to the operations of the Company’s hotels and to the financial markets and broader economy caused by COVID-19, the Company borrowed its entire availability under its revolving credit facility in March 2020 and, at March 31, 2020, had an outstanding balance of $425.0 million and no remaining availability under its credit facilities.

$225 Million Term Loan Facility

The Company has an unsecured $225 million term loan facility that is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded on August 2, 2018, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was funded on August 2, 2018 and the remaining $75 million was funded on January 29, 2019. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

2017 $85 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured $85 million term loan facility with a maturity date of July 25, 2024, consisting of one term loan that was funded at closing (the “2017 $85 million term loan facility”). The credit agreement, as amended and restated in August 2018, contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $85 million term loan are due monthly. In July 2019, the Company entered into an amendment of the $85 million term loan to reduce the interest rate margin from 1.80% - 2.60% to 1.30% - 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, for the remainder of the term.

2019 $85 Million Term Loan Facility

On December 31, 2019, the Company entered into an unsecured $85 million term loan facility with a maturity date of December 31, 2029, consisting of one term loan funded at closing (the “2019 $85 million term loan facility”). Net proceeds from the 2019 $85 million term loan facility were used to pay down borrowings on the Company’s revolving credit facility. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, subject to certain conditions. Interest payments on the 2019 $85 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.70% to 2.55%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

$50 Million Senior Notes Facility

On March 16, 2020, the Company entered into an unsecured $50 million senior notes facility with a maturity date of March 31, 2030, consisting of senior notes totaling $50 million funded at closing (the “$50 million senior notes facility” and, collectively with the $850 million credit facility, the $225 million term loan facility, the 2017 $85 million term loan facility and the 2019 $85 million term loan facility, the “credit facilities”). Net proceeds from the $50 million senior notes facility are available to provide funding for general corporate purposes. The note agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $50 million senior notes facility are due quarterly and the interest rate, subject to certain exceptions, ranges from an annual rate of 3.60% to 4.35% depending on the Company’s ratio of Consolidated Total Indebtedness to Consolidated EBITDA as defined in the agreement.

Index

As of March 31, 2020, and December 31, 2019, the details of the Company’s credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Revolving credit facility (1)	LIBOR + 1.40% - 2.25%	7/27/2022	$425,000	$50,900

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	-
Term loans and senior notes at stated value			870,000	820,000
Unamortized debt issuance costs			(5,916)	(6,066)
Term loans and senior notes, net			864,084	813,934

Credit facilities, net (1)			$1,289,084	$864,834
Weighted-average interest rate (2)			2.97%	3.14%

(1)   Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $2.3 million and $2.6 million as of March 31, 2020 and December 31, 2019, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(2)    Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $867.5 million and $842.5 million of the outstanding variable-rate debt as of March 31, 2020 and December 31, 2019, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at March 31, 2020 and December 31, 2019 was 0.99% and 1.76%, respectively. The Company anticipates entering into an amendment to each of its unsecured credit facilities to waive certain covenants under the agreements. The amendments are expected to require that the interest rates on each of its unsecured credit facilities increase to the highest interest rate margin under each facility (75-80 basis points above the current margin) during the covenant relief period.

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments. The Company was in compliance with the applicable covenants at March 31, 2020. As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company anticipates that it may not be in compliance with certain of these covenants in future periods. In April 2020, the Company notified the lenders under its credit facilities of the anticipated non-compliance with certain covenants and anticipates entering into amendments to each of the credit facilities that will provide for waivers of each of the covenants for four quarters beginning with the quarter ending June 30, 2020. The terms of the amendments are expected to include minimum liquidity requirements and restrictions on the amount of the Company’s distributions, capital expenditures, share repurchases and acquisitions among other items during the covenant relief period. Additionally, the Company anticipates the amendments to require that the interest rate under its credit facilities increase, during the covenant relief period, to the highest interest rate margin under each of the credit agreements which would range from 75-80 basis points of an increase above current margins depending on the agreement. Although the Company anticipates completing these amendments, there are many conditions to closing, including but not limited to finalizing the terms of the amendments and completing the amendments themselves, and there can be no assurances that the Company will be able to complete the amendments with the noted terms or at all. If the amendments are not entered into, as currently anticipated, and the Company does not meet the covenant requirements in future periods, the Company will be in default under each credit facility, which may result in a potential acceleration of amounts due under each credit facility, which would have a material adverse effect on the Company if it is unable to obtain alternative sources of capital to repay such amounts.

Index

Mortgage Debt

As of March 31, 2020, the Company had approximately $500.0 million in outstanding mortgage debt secured by 31 properties, with maturity dates ranging from July 2021 to January 2038, stated interest rates ranging from 3.40% to 6.25% and effective interest rates ranging from 3.40% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of March 31, 2020 and December 31, 2019 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2020	Outstanding balance as of December 31, 2019
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016		(2)	$16,210	$-	$15,073
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021		7,923	7,433	7,471
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021		14,679	13,776	13,847
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021		14,679	13,776	13,847
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022		11,810	9,691	9,775
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022		12,650	10,381	10,471
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022		5,732	4,856	4,897
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022		15,060	12,756	12,866
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022		12,145	10,287	10,376
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022		28,269	23,923	24,130
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022		23,230	19,160	19,324
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022		8,750	7,376	7,441
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022		9,431	7,950	8,020
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023		6,596	5,507	5,558
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023		8,306	6,935	6,999
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023		18,600	15,496	15,640
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023		16,677	13,924	14,051
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024		27,000	23,328	23,513
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	8,809	8,876
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	31,082	31,311
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	12,743	12,812
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,682	21,167	21,280
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	22,478	22,588
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	23,375	23,552
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	23,292	23,468
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	17,339	17,471
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	27,138	27,317
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	14,803	14,901
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	14,950	-
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	14,950	-
Portland, ME	Residence Inn	3.43%	3/2/2020	4/1/2030		33,500	33,500	-
San Jose, CA	Homewood Suites	4.22%	12/22/2017	1/1/2038		30,000	27,832	28,092
						$569,602	500,013	454,967
Unamortized fair value adjustment of assumed debt							2,300	2,526
Unamortized debt issuance costs							(2,116)	(1,920)
Total							$500,197	$455,573

(1)  Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2) Loan was repaid in full in March 2020.

Index

5. Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2020, the carrying value and estimated fair value of the Company’s debt were approximately $1.8 billion and $1.6 billion, respectively. As of December 31, 2019, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of March 31, 2020 and December 31, 2019. All dollar amounts are in thousands.

Notional Amount at March 31, 2020					Fair Value Asset (Liability)
	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	March 31, 2020	December 31, 2019

Interest rate swaps designated as cash flow hedges at March 31, 2020:
$212,500	5/19/2015	5/21/2015	5/18/2020	1.58%	$(240)	$78
50,000	4/7/2016	9/30/2016	3/31/2021	1.09%	(370)	317
100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	(3,077)	707
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	(5,085)	(1,286)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	(697)	(185)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(6,506)	(3,407)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	(2,777)	(193)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	(2,092)	595
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	(2,094)	603
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	(10,170)	(842)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(3,072)	(1,501)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(4,481)	(2,139)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	(3,242)	1,222
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	(2,961)	1,309
957,500					(46,864)	(4,722)

Interest rate swaps not designated as hedges at March 31, 2020:
110,000	7/2/2015	7/2/2015	5/18/2020	1.62%	(130)	24
$1,067,500					$(46,994)	$(4,698)

Index

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. For the three months ended March 31, 2020, all of the interest rate swap agreements listed above, with the exception of the $110 million agreement, were designated as cash flow hedges. The Company discontinued hedge accounting on the $110 million interest rate swap agreement during the three months ended March 31, 2020 due to a change in the forecasted interest payments being hedged. As a result, the unrealized loss incurred during the three months ended March 31, 2020 of $0.2 million was recorded to interest and other expense, net in the Company’s statement of operations. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity in the Company’s consolidated balance sheets. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $9.5 million of net unrealized losses included in accumulated other comprehensive loss at March 31, 2020 will be reclassified as an increase to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019 (in thousands):

	Net Unrealized Loss Recognized in Other Comprehensive Income (Loss)		Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Interest rate derivatives in cash flow hedging relationships	$(42,267)	$(4,770)	$(101)	$1,274

6. Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2019 Form 10-K. Below is a summary of the significant related party relationships in effect during the three months ended March 31, 2020 and 2019.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the three months ended March 31, 2020 and 2019 totaled approximately $0.3 million for each respective period, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of March 31, 2020, and December 31, 2019, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.5 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through a wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes aircraft, owned through two entities, one of which is owned by the Company’s Executive Chairman, and the other, by its Chief Executive Officer, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses these entities at third party rates. Total costs incurred for the use of these aircraft during the three months ended March 31, 2020 and 2019 were less than $0.1 million for each respective period and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

7. Shareholders’ Equity

Distributions

Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. Prior to the suspension of its distributions, the Company’s annual distribution rate, payable monthly, was $1.20 per common share. For the three months ended March 31, 2020 and 2019, the Company paid distributions of $0.30 per common share for a total of $67.3 million and $67.2 million, respectively. The distributions paid during the three months ended March 31, 2020 include the distribution paid in January 2020, totaling $22.4 million, that was declared in December 2019, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2019.

Share Repurchases

In May 2020, the Company’s Board of Directors approved an extension of its existing share repurchase program (the “Share Repurchase Program”), authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier. During the first three months of 2020 and 2019, the Company purchased, under its Share Repurchase Program, approximately 1.5 million and 0.3 million of its common shares, respectively, at a weighted-average market purchase price of approximately $9.42 and $14.93 per common share, respectively, for an aggregate purchase price, including commissions, of approximately $14.3 million and $4.1 million, respectively. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions, and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its credit facilities. As of March 31, 2020, approximately $345.4 million remained available for purchase under the Share Repurchase Program. In March 2020 the Company terminated its written trading plan.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management. Under the incentive plan for 2020 (the “2020 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2020 performance measures, consisting of operational performance metrics (including targeted Modified Funds from Operations per share, Comparable Hotels revenue per available room growth and Adjusted Hotel EBITDA Margin growth) and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods). The operational performance metrics are equally weighted and account for 50% of the total target incentive compensation. The shareholder return metrics are weighted 75% for relative shareholder return metrics and 25% for total shareholder return metrics, and account for 50% of the total target incentive compensation. At March 31, 2020, the range of potential aggregate payouts under the 2020 Incentive Plan was $0 - $13.9 million. The range of payout under the 2020 Incentive Plan reflects a voluntary reduction of $0 - $5.2 million of the potential payout to the Company’s Chief Executive Officer in response to the expected decline in the Company’s operating results due to COVID-19. Based on performance through March 31, 2020, the Company has accrued approximately $1.5 million as a liability for potential executive bonus payments under the 2020 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2020 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2020. Approximately 25% of awards under the 2020 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will vest in December 2020 and one-third of which will vest in December 2021. Under the incentive plan for 2019 (the “2019 Incentive Plan”), the Company recorded approximately $2.2 million in general and administrative expenses in its consolidated statement of operations for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company accrued expense associated with two separation agreements of approximately $1.25 million each, totaling approximately $2.5 million, in connection with the retirements of the Company’s former Executive Vice President and Chief Operating Officer and the Company’s former Executive Vice President and Chief Financial Officer which, pursuant to the separation and general release agreements executed and amended in March 2020, will be paid at a mutually agreed-upon date in 2020. The accrued expense was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2020 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2020.

During the three months ended March 31, 2019, the Company incurred a one-time separation payment of $0.5 million in connection with the retirement of the Company’s Executive Vice President and Chief Legal Officer which, pursuant to the separation and general release agreement executed in March 2019, was paid in April 2019 and was included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2019.

Index

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2019 Incentive Plan and the incentive plan for 2018 (the “2018 Incentive Plan”).

	2019 Incentive Plan		2018 Incentive Plan

Period common shares issued	First Quarter 2020		First Quarter 2019

Common shares earned under each incentive plan	665,552		156,926
Common shares surrendered on issuance date to satisfy tax withholding obligations	60,616		24,999
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	604,936		131,927
Closing stock price on issuance date	$13.01		$16.49
Total share-based compensation earned, including the surrendered shares (in millions)	$8.7	(1)	$2.6	(2)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	426,553		105,345
Of the total common shares earned and issued, total common shares restricted at time of issuance	178,383		26,582

Restricted common shares vesting date	December 11, 2020		December 13, 2019
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	n/a		5,502

(1)  Of the total 2019 share-based compensation, approximately $7.5 million was recorded as a liability as of December 31, 2019 and is included in accounts payable and other liabilities in the Company's consolidated balance sheet at December 31, 2019. The remaining $1.2 million, which is subject to vesting on December 11, 2020 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2020. For the three months ended March 31, 2020, the Company recognized approximately $0.3 million of share-based compensation expense related to restricted share awards.

(2)  Of the total 2018 share-based compensation, approximately $0.2 million, which vested on December 13, 2019, was recognized as share-based compensation expense proportionately throughout 2019. For the three months ended March 31, 2019, the Company recognized approximately $0.05 million of share-based compensation expense related to restricted share awards.

9. Subsequent Events

On April 30, 2020, the Company closed on the purchase of the newly developed Hampton Inn & Suites and Home2 Suites in Cape Canaveral, Florida, a combined 224-room dual-branded complex, for a gross purchase price of approximately $46.7 million. The Company utilized $25.0 million of its available cash and entered into a one-year note payable with the developer secured by the hotels for $21.7 million to fund the purchase price of the Cape Canaveral, Florida hotels. The note payable bears interest, which is payable monthly, at a floating annual rate equal to one-month LIBOR plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term.

In May 2020, the contract to purchase the Courtyard hotel in Denver, Colorado was terminated and the refundable deposit of approximately $0.6 million was repaid to the Company.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the potential increased adverse effect of COVID-19 on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets. The significance, extent and duration of the impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the Company’s ability to complete the anticipated amendments to its credit facilities on the terms and timing anticipated, or at all, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2019 Form 10-K and in Part II, Item 1A of this Form 10-Q. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2019 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of March 31, 2020, the Company owned 231 hotels with an aggregate of 29,535 rooms located in urban, high-end suburban and developing markets throughout 34 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 20 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

COVID-19 and the Company’s Actions to Mitigate its Impact

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

Index

The outbreak of COVID-19 has not only specifically reduced travel, but also has had a detrimental impact on regional and global economies and financial markets. The global, national and local impact of the outbreak has been rapidly evolving and many countries, including the U.S., as well as state and local governments, have reacted by instituting a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementation of “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings, which has resulted in cancellation of events, including sporting events, conferences and meetings. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession and many experts believe that the U.S. is already in a recession. The Company cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on the Company.

The effects of the pandemic on the hotel industry are unprecedented. COVID-19 has disrupted the industry and its consequences have dramatically reduced business and leisure travel, which has had a significant adverse impact on, and will continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows. For example, average occupancy for the Company’s Comparable Hotels (as defined below) declined from approximately 76% in February to below 20% by the end of March and for the entire month of April, which has been accompanied by declines in average daily rate (“ADR”) of approximately 30% for the month of April compared to 2019. The Company expects this significant decline in revenue associated with COVID-19 throughout its portfolio and the overall decline in the U.S. economy to negatively impact the Company’s revenue and operating results for an extended period of time. The Company does not expect a material improvement in results until business travel and general consumer confidence related to risks associated with the COVID-19 pandemic improves and government restrictions on travel and “stay at home” orders are lifted.

The following table highlights the impact beginning in March to the Company’s ADR, Occupancy and revenue per available room (“RevPAR”).

	Two Months Ended February 29, 2020		Three Months Ended March 31, 2020	Two Months Ended February 28, 2019		Three Months Ended March 31, 2019	Percent Change
		March 2020			March 2019		Two Months Ended February	March	Three Months Ended March

ADR	$132.73	$131.93	$132.55	$133.48	$141.16	$136.36	-0.6%	-6.5%	-2.8%
Occupancy	71.0%	41.0%	60.9%	70.5%	80.2%	73.9%	0.7%	-48.9%	-17.6%
RevPAR	$94.28	$54.08	$80.66	$94.12	$113.23	$100.71	0.2%	-52.2%	-19.9%

The Company, its management companies and the brands the Company’s hotels are franchised with have all aggressively worked to mitigate the costs and uses of cash associated with operating the hotels in a low-occupancy environment and are thoughtfully working to position the hotels to adapt to the changes that may occur to guest preferences in the future. The impact of the situation has varied and will vary by market and hotel. With the support of its brands and third-party management companies, the Company will continue to evaluate and implement additional measures as the situation evolves.

The following is a brief summary of certain measures the Company, its management companies and its brands have taken to minimize costs and cash outflow to maintain a sound liquidity position.

●

During March 2020, the Company’s brands and third-party management companies implemented cost elimination and efficiency initiatives at each of the Company’s hotels by reducing labor costs, reducing or eliminating certain amenities and reducing or deferring payments under various service contracts. As of March 31, 2020, all but one of the Company’s 231 hotels were open and receiving reservations. The Company has intentionally consolidated operations at 38 hotels in market clusters to maximize operational efficiencies and one hotel was closed (which has since re-opened) due to the impact of a local ordinance prohibiting short-term lodging. The cost structure of the Company’s primarily rooms-focused hotels allows them to operate cost effectively even at very low occupancy levels.

●

Together with its third-party management companies, the Company has enhanced its sales efforts by focusing on COVID-19-specific demand opportunities in certain markets and identifying other sectors that may have needs such as construction, manufacturing, government or maintenance industries. The Company and its third-party management companies are also working with existing customers to move business to later in the year.

Index

●

The Company has postponed all non-essential capital improvement projects planned for 2020 and anticipates a reduction of approximately $50 million in originally planned capital improvements for the year.

●

The Company suspended its monthly distributions, with the last distribution being paid March 16, 2020. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and intends to resume monthly distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements.

●	The Company terminated its written trading plan under its Share Repurchase Program in March 2020.

●

The Company’s Executive Chairman voluntarily agreed to forego six months of salary, the Chief Executive Officer volunteered to reduce his target compensation by 60 percent and the non-employee directors on the Board of Directors volunteered as a group to reduce their annual director fees by more than 15 percent.

Despite the cost reduction initiatives discussed above, the Company does not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. The significance, extent and duration of COVID-19 effects are not currently known and these uncertainties make it difficult to predict operating results for the Company’s hotels for the remainder of 2020. Therefore, there can be no assurances that the Company will not experience further declines in hotel revenues or earnings at its hotels.

2020 Hotel Portfolio Activities

The following discussion regarding the Company’s approach to acquisitions and dispositions reflects the Company’s historical strategy. While the Company anticipates it will continue to approach the acquisition and disposition of hotels similarly over the long term, the detrimental impact of COVID-19 to the Company and overall lodging industry may limit the Company’s ability to effectively acquire or dispose of hotels until the industry recovers.

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2018 the Company entered into a contract to purchase a combined 224-room dual-branded Hampton Inn & Suites and Home2 Suites complex to be constructed in Cape Canaveral, Florida. Construction of the hotels was completed in April 2020 and the Company acquired the hotels. The purchase price was approximately $46.7 million, funded by $25.0 million of cash on hand and a one-year note with the developer for $21.7 million payable in 2021. Also, as of May 15, 2020, the Company had outstanding contracts, all of which were entered into prior to 2020, for the potential purchase of three hotels under development for a total expected purchase price of approximately $113.0 million, which are planned to be completed and opened for business over the next five to 15 months from March 31, 2020, at which time closings on these hotels are expected to occur. In each case, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under these contracts. The Company plans to utilize its available cash at closing for any additional acquisitions.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the first quarter of 2020, the Company sold two hotels for a total combined gross sales price of $45.0 million and recognized a gain on sale of approximately $8.8 million in the first quarter of 2020. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

See Note 2 titled “Investment in Real Estate”, Note 3 titled “Dispositions” and Note 9 titled “Subsequent Events” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Effective January 20, 2020, the Company converted its New York, New York Renaissance hotel to an independent boutique hotel. As anticipated, the operating results of the hotel declined in the first quarter of 2020 (prior to COVID-19) as compared to the first quarter of 2019 as the management team worked to replace revenue that was historically generated from the Renaissance brand system and have experienced further declines due to COVID-19.

Index

Hotel Operations

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the U.S., resulting in significant decreases in RevPAR throughout the Company’s hotel portfolio and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and Company; however, the Company currently expects the decline in revenue and operating results as compared to 2019 to continue throughout the remainder of 2020 with the second quarter having the largest decline, moderating in the third and fourth quarters of 2020. Although these are the Company’s current expectations, there can be no assurances of the amount or period of declines due to the uncertainty regarding the duration and long-term impact of COVID-19.

As of March 31, 2020, the Company owned 231 hotels with a total of 29,535 rooms as compared to 234 hotels with a total of 30,046 rooms as of March 31, 2019. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the three months ended March 31, 2020, the Company sold one hotel on January 16, 2020 and one hotel on February 28, 2020. During 2019, the Company acquired one newly developed hotel on March 19, 2019 and two existing hotels (one on March 4, 2019 and one on October 9, 2019), and sold 11 hotels (nine on March 28, 2019, one on December 19, 2019 and one on December 30, 2019). As a result, the comparability of results for the three months ended March 31, 2020 and 2019 as discussed below is impacted by these transactions in addition to the impact of COVID-19 beginning in March 2020.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change

Total revenue	$238,010	100.0%	$303,787	100.0%	-21.7%
Hotel operating expense	155,266	65.2%	175,449	57.8%	-11.5%
Property taxes, insurance and other expense	19,595	8.2%	19,613	6.5%	-0.1%
General and administrative expense	9,523	4.0%	8,137	2.7%	17.0%

Depreciation and amortization expense	49,522		47,950		3.3%
Gain on sale of real estate	8,839		1,213		n/a
Interest and other expense, net	15,566		15,494		0.5%
Income tax expense	146		206		-29.1%

Number of hotels owned at end of period	231		234		-1.3%
ADR	$132.55		$136.36		-2.8%
Occupancy	60.9%		73.9%		-17.6%
RevPAR	$80.66		$100.71		-19.9%

Index

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 231 hotels owned as of March 31, 2020 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 231 hotels owned as of the end of the reporting period. For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2020	2019	Percent Change

ADR	$132.66	$137.51	-3.5%
Occupancy	60.8%	74.0%	-17.8%
RevPAR	$80.70	$101.81	-20.7%

Same Store Operating Results

The following table reflects certain operating statistics for the 228 hotels owned by the Company as of January 1, 2019 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended March 31,
	2020	2019	Percent Change

ADR	$132.60	$137.44	-3.5%
Occupancy	60.8%	74.1%	-17.9%
RevPAR	$80.57	$101.80	-20.9%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has negatively affected the U.S. hotel industry beginning in March 2020. As a result of COVID-19, the Company’s revenue and operating results declined during the first three months of 2020 as compared to the first three months of 2019, which is consistent with the overall lodging industry. Compared to 2019, the Company expects the decline in revenue and operating results to continue throughout the remainder of 2020 with the second quarter having the largest decline, moderating in the third and fourth quarters of 2020, but the Company can give no assurances of the amount or period of decline due to the uncertainty regarding the duration and long term impact of COVID-19.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended March 31, 2020 and 2019, the Company had total revenue of $238.0 million and $303.8 million, respectively. For the three months ended March 31, 2020 and 2019, respectively, Comparable Hotels achieved combined average occupancy of 60.8% and 74.0%, ADR of $132.66 and $137.51 and RevPAR of $80.70 and $101.81. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2019, during the first quarter of 2020, the Company experienced decreases in ADR and occupancy, resulting in a decrease of 20.7% in RevPAR for Comparable Hotels. For the first two months of 2020 (before COVID-19 significantly impacted the Company’s performance) and 2019, respectively, Comparable Hotels achieved combined average occupancy of 71.1% and 70.7% (an increase of 0.6%), ADR of $132.88 and $134.62 (a decrease of 1.3%) and RevPAR of $94.45 and $95.18 (a decrease of 0.8%). During March, the hotel industry and the Company began to see a significant decrease in occupancy as both mandated and voluntary restrictions on travel were implemented throughout the U.S. For Comparable Hotels, the Company experienced occupancy of approximately 41.0% in March and below 20% for the month of April, with ADR declines by April of approximately 30% compared to 2019.

Index

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended March 31, 2020 and 2019 totaled $155.3 million and $175.4 million, respectively, or 65.2% and 57.8% of total revenue for each respective period. Included in hotel operating expense for the three months ended March 31, 2020 were approximately $1.6 million in separation and furlough costs for hotel employees as a result of the occupancy declines discussed above. The Company has worked and will continue to work with its management companies to make reductions in staffing models, consolidate operations in markets with multiple properties, adjust or reduce food and beverage offerings and other amenities, among other efficiency initiatives to mitigate the impact of revenue declines on its results of operations. For example, in some markets the Company is “clustering” hotels, whereby multiple properties in a market have consolidated their operations to increase efficiency; certain brand standards have been reduced; and the Company has also successfully reduced or deferred payments under various service contracts. Although certain operating costs of a hotel are more fixed in nature, such as base utility and maintenance costs, the Company is working to reduce all non-essential costs including service contracts, utilities in areas not utilized and certain maintenance costs. Additionally, as the Company modifies operations to address concerns related to COVID-19, the Company expects to incur increased operating costs related to the supplying of personal protective equipment for employees as well as increased sanitation, social distancing and other measures.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended March 31, 2020 and 2019 totaled $19.6 million in each respective period, or 8.2% and 6.5% of total revenue for each respective period. Although the Company will continue to aggressively appeal assessments and monitor locality guidance as a result of COVID-19, it does not currently anticipate significant decreases in property taxes in 2020 as compared to 2019, as many assessments are made at the beginning of each calendar year.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2020 and 2019 was $9.5 million and $8.1 million, respectively, or 4.0% and 2.7% of total revenue for each respective period. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. General and administrative expense for the three months ended March 31, 2020 included the accrual of approximately $2.5 million in separation benefits awarded in connection with the previously announced retirements of the Company’s former Chief Operating Officer and former Chief Financial Officer on March 31, 2020. General and administrative expense for the three months ended March 31, 2019 included the accrual of approximately $0.5 million for the separation payment in connection with the retirement of the Company’s former Chief Legal Officer.

As discussed above, in order to minimize costs, the Company’s Executive Chairman voluntarily agreed to forego six months of salary, the Chief Executive Officer volunteered to reduce his target compensation by 60 percent and the non-employee directors on the Board of Directors volunteered as a group to reduce their annual director fees by more than 15 percent. Additionally, in light of the decline in revenue and operating results due to COVID-19 and the associated impact on the current operational and shareholder return metrics in the 2020 Incentive Plan (see Note 8 titled “Compensation Plans” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for additional details), the Company anticipates a reduced payout for executive management compared to the originally established performance metrics for target compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $49.5 million and $48.0 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 also includes $1.6 million and $1.0 million, respectively, of amortization of the Company’s four finance ground lease assets. The remaining increase of approximately $0.9 million was primarily due to renovations completed throughout 2019 and the first quarter of 2020.

Index

Interest and Other Expense, net

Interest and other expense, net for the three months ended March 31, 2020 and 2019 was $15.6 million and $15.5 million, respectively, and is net of approximately $0.7 million and $0.5 million, respectively, of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the three months ended March 31, 2020 and 2019 includes approximately $2.8 million and $1.8 million, respectively, of interest recorded on the Company’s four finance lease liabilities. Interest expense related to the Company’s debt instruments decreased as a result of decreased average borrowings in the first three months of 2020 as compared to the first three months of 2019 as well as a decrease in the Company’s effective interest rate during the first three months of 2020 as compared to the same period in 2019, due to lower average interest rates. However, the Company anticipates interest expense to be higher for the remainder of 2020 compared to the same period of 2019 due to increased borrowings under its revolving credit facility as compared to the same periods in 2019 related to declines in operating results. In March 2020, the Company drew the remaining availability under its revolving credit facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the financial markets resulting from COVID-19. Additionally, as discussed further above in Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, interest rate margins for the Company’s unsecured debt are anticipated to increase for the remainder of the year to the highest margin under each facility as a condition to obtaining waivers on those facilities’ covenants.

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

FFO and MFFO

The Company calculates and presents FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”), which defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains and losses from the sale of certain real estate assets (including gains and losses from change in control), extraordinary items as defined by GAAP, and the cumulative effect of changes in accounting principles, plus real estate related depreciation, amortization and impairments, and adjustments for unconsolidated affiliates. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. The Company further believes that by excluding the effects of these items, FFO is useful to investors in comparing its operating performance between periods and between REITs that report FFO using the Nareit definition. FFO as presented by the Company is applicable only to its common shareholders, but does not represent an amount that accrues directly to common shareholders.

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

Index

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(2,769)	$38,151
Depreciation of real estate owned	47,668	46,666
Gain on sale of real estate	(8,839)	(1,213)
Funds from operations	36,060	83,604
Amortization of finance ground lease assets	1,602	1,041
Amortization of favorable and unfavorable operating leases, net	101	31
Non-cash straight-line operating ground lease expense	47	48
Modified funds from operations	$37,810	$84,724

EBITDA, EBITDAre and Adjusted EBITDAre

EBITDA is a commonly used measure of performance in many industries and is defined as net income (loss) excluding interest, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors because it helps the Company and its investors evaluate the ongoing operating performance of the Company by removing the impact of its capital structure (primarily interest expense) and its asset base (primarily depreciation and amortization). In addition, certain covenants included in the agreements governing the Company’s indebtedness use EBITDA, as defined in the specific credit agreement, as a measure of financial compliance.

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

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(2,769)	$38,151
Depreciation and amortization	49,522	47,950
Amortization of favorable and unfavorable operating leases, net	101	31
Interest and other expense, net	15,566	15,494
Income tax expense	146	206
EBITDA	62,566	101,832
Gain on sale of real estate	(8,839)	(1,213)
EBITDAre	53,727	100,619
Non-cash straight-line operating ground lease expense	47	48
Adjusted EBITDAre	$53,774	$100,667

Index

Hotels Owned

As of March 31, 2020, the Company owned 231 hotels with an aggregate of 29,535 rooms located in 34 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,665
Hampton	39	4,956
Courtyard	36	4,948
Residence Inn	33	3,939
Homewood Suites	33	3,731
SpringHill Suites	13	1,705
Fairfield	11	1,300
Home2 Suites	9	1,038
TownePlace Suites	9	931
Marriott	2	616
Embassy Suites	2	316
Independent	2	263
Hyatt Place	1	127
Total	231	29,535

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	12	1,644
Arkansas	3	336
California	27	3,807
Colorado	4	567
Florida	21	2,698
Georgia	6	672
Idaho	1	186
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	3	422
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	3	404
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	553
North Carolina	10	1,091
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	31	3,755
Utah	3	393
Virginia	13	1,822
Washington	4	609
Total	231	29,535

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 231 hotels the Company owned as of March 31, 2020.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tulare	CA	Hampton	InnVentures	3/1/2014	86
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	White Lodging	9/1/2016	149
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Fort Lauderdale	FL	Hampton	LBA	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127	(1)
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Albany	GA	Fairfield	LBA	1/14/2010	87
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield	True North	3/1/2014	110
Overland Park	KS	Residence Inn	True North	3/1/2014	120
Overland Park	KS	SpringHill Suites	True North	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	True North	3/1/2014	112
Westford	MA	Hampton	True North	3/1/2014	110
Westford	MA	Residence Inn	True North	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	White Lodging	7/30/2010	107
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	120
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Vista Host	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	True North	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	LBA	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	165
New York	NY	Independent	Highgate	3/1/2014	208
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Interstate	10/7/2008	142

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	White Lodging	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	White Lodging	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton	Vista Host	12/30/2008	85
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Vista Host	9/30/2010	194
Nashville	TN	Home2 Suites	Vista Host	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Interstate	9/26/2008	103
Allen	TX	Hilton Garden Inn	Interstate	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Vista Host	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Vista Host	4/14/2009	97
Austin/Round Rock	TX	Homewood Suites	Vista Host	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Interstate	10/16/2008	165
Round Rock	TX	Hampton	Vista Host	3/6/2009	94
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	410
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					29,535

(1) Manager noted was effective as of April 1, 2020.

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

Liquidity and Capital Resources

Capital Resources

Prior to the impact of COVID-19, the Company’s principal short term sources of liquidity were the operating cash flows generated from the Company’s properties and availability under its revolving credit facility. Periodically, the Company may have received proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties (such as the sale of two hotels in the first quarter of 2020 for proceeds of approximately $45 million discussed above in “2020 Portfolio Activities”) and offerings of the Company’s common shares. As a result of the deterioration of the Company’s operating cash flows from declines in occupancy caused by COVID-19, the Company anticipates significantly reduced cash from operations until travel increases in the U.S. To increase readily available liquidity, in March 2020, the Company drew down the remaining availability under its $425 million revolving credit facility and had available cash of approximately $437 million as of March 31, 2020. The Company has also taken several steps to preserve capital and increase liquidity, including postponing approximately $50 million of non-essential capital improvements and suspending its monthly distributions. The Company anticipates funding its near-term cash needs with cash on hand.

As of March 31, 2020, the Company had $1.8 billion of total outstanding debt consisting of $500.0 million of mortgage debt and $1.3 billion outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. The Company, as discussed above, has drawn all of its borrowing capacity under its $425 million revolving credit facility as of March 31, 2020. In the near term, the impact of COVID-19 on the global economy, including any sustained decline in the Company’s performance, may make it more difficult or costly for the Company to raise debt or equity capital to fund long-term liquidity requirements.

Index

The credit agreements governing the credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments. The Company was in compliance with the applicable covenants at March 31, 2020. As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company anticipates that it may not be in compliance with certain of these covenants in future periods. In April 2020, the Company notified the lenders under its credit facilities of the anticipated non-compliance with certain covenants and anticipates entering into amendments to each of the credit facilities that will provide for waivers of each of the covenants for four quarters beginning with the quarter ending June 30, 2020. The terms of the amendments are expected to include minimum liquidity requirements and restrictions on the amount of the Company’s distributions, capital expenditures, share repurchases and acquisitions among other items during the covenant relief period. Additionally, the Company anticipates the amendments to require the interest rate under its credit facilities to increase, during the covenant relief period, to the highest interest rate margin under each of the credit agreements which would range from 75-80 basis points of an increase above current margins depending on the agreement. Although the Company anticipates completing these amendments, there are many conditions to closing, including but not limited to finalizing the terms of the amendments and completing the amendments themselves, and there can be no assurances that the Company will be able to complete the amendments with the noted terms or at all. If the amendments are not entered into, as currently anticipated, and the Company does not meet the covenant requirements in future periods, the Company will be in default under each credit facility, which may result in a potential acceleration of amounts due under each credit facility, which would have a material adverse effect on the Company if it is unable to obtain alternative sources of capital to repay such amounts.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt instruments as of March 31, 2020.

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

During April and May 2020, the Company applied for and received approximately $18 million in loans under the CARES Act Paycheck Protection Program. Due to subsequent guidance issued by the Small Business Administration and the Department of Treasury, related to the intended participants in this program, the Company repaid all amounts received. The Company will continue to evaluate relief initiatives and stimulus packages, including any accompanying restrictions on its business that would be imposed by such packages, that may be or become available to the Company under government stimulus programs.

Capital Uses

Although there can be no assurances, the Company anticipates that available cash of $437.3 million as of March 31, 2020, will be adequate to meet near-term anticipated operating cash flow deficits resulting from the effect of COVID-19, debt service, hotel acquisitions and capital expenditures. However, if the Company is unable to meet these near term anticipated capital uses, it is unable to obtain the covenant waivers noted above and the lenders accelerate the amounts due under the credit facilities or if the Company is unable to refinance maturing debt in the future, it may need to raise capital through disposition of assets, issuance of equity or issuance of debt, which may be more costly to the Company in the current environment.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income. Distributions paid during the three months ended March 31, 2020 totaled approximately $67.3 million or $0.30 per common share and were paid at a monthly rate of $0.10 per common share. For the same period, the Company’s net cash generated from operations was approximately $33.3 million. This shortfall includes a return of capital and was funded primarily by borrowings on the Company’s revolving credit facility. In March 2020, the Company announced the suspension of its monthly distributions as a result of COVID-19 and the impact on its business. Subject to the distribution restrictions discussed above anticipated to be a condition to the proposed amendments to the Company’s unsecured credit facilities during the covenant relief period, the Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and intends to resume monthly distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements.

Index

Share Repurchases

In May 2020, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier. During the first three months of 2020 and 2019, the Company purchased, under its Share Repurchase Program, approximately 1.5 million and 0.3 million of its common shares, respectively, at a weighted-average market purchase price of approximately $9.42 and $14.93 per common share, respectively, for an aggregate purchase price, including commissions, of approximately $14.3 million and $4.1 million, respectively. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its credit facilities. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions, and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In March 2020 the Company terminated its written trading plan under the Share Repurchase Program. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. As of March 31, 2020, approximately $345.4 million remained available for purchase under the Share Repurchase Program. As discussed above, the Company anticipates a restriction on share repurchases during the covenant relief period to be a condition to the proposed amendments to the Company’s unsecured credit facilities.

Capital Improvements

The Company has ongoing capital commitments to fund its capital improvements. To maintain and enhance each property’s competitive position in its market, the Company has invested in and, subject to improved operating results, plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2020, the Company held $30.3 million in reserve related to these properties. During the three months ended March 31, 2020, the Company invested approximately $23.9 million in capital expenditures, and anticipates spending an additional $10 million to $15 million during the remainder of 2020. This estimate is approximately $50 million less than originally planned for the entire year of 2020 as the Company has postponed all planned non-essential capital improvements in order to maintain a sound liquidity position as a result of COVID-19. The Company does not currently have any existing or planned projects for new property development.

Hotel Contract Commitments

As of March 31, 2020, the Company had outstanding contracts, all of which were entered into prior to 2020, for the potential purchase of six newly developed hotels for a total expected purchase price of approximately $208.8 million. Two of the hotels, the newly developed Hampton Inn & Suites and Home2 Suites in Cape Canaveral, Florida, a combined 224-room dual-branded complex, were acquired in April 2020 for a gross purchase price of approximately $46.7 million. Additionally, in May 2020, the contract to purchase the Courtyard hotel in Denver, Colorado for $49.1 million was terminated. The three remaining hotels (with a total expected purchase price of approximately $113.0 million) are under development and are planned to be completed and opened for business over the next five to 15 months from March 31, 2020, at which time closings on these hotels are expected to occur. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under these contracts. As the properties are under development, at this time, the sellers have not met all of the conditions to closing. As discussed above, the Company utilized $25.0 million of available cash and entered into a $21.7 million one-year note payable with the developer to fund the purchase of the Cape Canaveral, Florida hotels and plans to utilize its available cash at closing to purchase the remaining hotels under contract if closings occur.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters, however, due to the effects of COVID-19, these typical seasonal patterns may not occur in 2020. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of the new fair value measurement accounting standard on January 1, 2020 and the guidance in the reference rate reform accounting standard effective in March 2020.

Subsequent Events

On April 30, 2020, the Company closed on the purchase of the newly developed Hampton Inn & Suites and Home2 Suites in Cape Canaveral, Florida, a combined 224-room dual-branded complex, for a gross purchase price of approximately $46.7 million. The Company utilized $25.0 million of its available cash and entered into a one-year note payable with the developer secured by the hotels for $21.7 million to fund the purchase price of the Cape Canaveral, Florida hotels. The note payable bears interest, which is payable monthly, at a floating annual rate equal to one-month LIBOR plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term.

In May 2020, the contract to purchase the Courtyard hotel in Denver, Colorado was terminated and the refundable deposit of approximately $0.6 million was repaid to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of March 31, 2020, after giving effect to interest rate swaps, as described below, approximately $377.5 million, or approximately 21% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of March 31, 2020, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.8 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2020, the Company had two interest rate swaps due to mature on May 18, 2020 and two interest rate swaps that will become effective on the same date, resulting in a net decrease in the notional amount of $197.5 million, which will result in a corresponding increase in the amount of the Company’s variable-rate debt that is not fixed by interest rate swaps.

As of March 31, 2020, the Company’s variable-rate debt consisted of its credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $820 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of March 31, 2020, the Company had 12 interest rate swap agreements that effectively fix the interest payments on approximately $867.5 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from May 2020 (representing two swaps with a total notional amount of $322.5 million) to December 2029. In addition, the Company has entered into a total of three interest rate swap agreements which, beginning May 18, 2020 and May 18, 2021, will effectively fix the interest rate on $125 million and $75 million, respectively, of its variable-rate debt. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of March 31, 2020.

Index

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as one $50 million fixed-rate senior notes facility. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its credit facilities at March 31, 2020. All dollar amounts are in thousands.

	April 1 - December 31, 2020	2021	2022	2023	2024	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$10,431	$48,185	$534,872	$296,256	$338,643	$566,626	$1,795,013	$1,601,781
Average interest rates (1)(2)	3.3%	3.3%	3.3%	3.5%	3.7%	3.8%

Variable-rate debt:
Maturities	$-	$-	$425,000	$250,000	$310,000	$260,000	$1,245,000	$1,103,142
Average interest rates (1)(2)	2.9%	2.9%	3.0%	3.2%	3.5%	3.7%

Fixed-rate debt:
Maturities	$10,431	$48,185	$109,872	$46,256	$28,643	$306,626	$550,013	$498,639
Average interest rates (2)	4.3%	4.2%	4.0%	3.9%	3.9%	3.8%

(1) The average interest rate gives effect to interest rate swaps, as applicable.

(2)   The Company anticipates entering into an amendment to each of its unsecured credit facilities to waive certain covenants under the agreements. The amendments are expected to require that the interest rates on each of its unsecured credit facilities increase to the highest interest rate margin under each facility (75-80 basis points above the current margin) during the covenant relief period.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

“Item 1A. Risk Factors” of the Company’s 2019 Form 10-K includes a discussion of the Company’s potential risks and uncertainties. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company’s 2019 Form 10-K. Except as presented below, there have been no material changes from the risk factors described in the Company’s 2019 Form 10-K.

The current widespread outbreak of COVID-19 has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows, as could any future outbreak of another highly infectious or contagious disease.

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has had a detrimental impact, and another pandemic in the future could similarly impact, regional and global economies and financial markets. The global, national and local impact of the outbreak has been rapidly evolving and many countries, including the U.S., and state and local governments have reacted by instituting a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementing “stay at home” orders, business closures, border closings, and restricting travel and large gatherings, which has resulted in cancellation of events, including sporting events, conferences and meetings. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession and many experts believe that the U.S. is already in a recession.

The effects of the pandemic on the hotel industry are unprecedented. COVID-19 has disrupted the industry and its consequences have dramatically reduced business and leisure travel, which has had a significant adverse impact, and will continue to significantly adversely impact and disrupt the Company’s business, financial performance and condition, operating results and cash flows. Since March 2020, the Company has experienced a significant decline in revenue throughout its portfolio which the Company expects to continue for an extended period of time. Substantially all of the Company’s properties are currently operating at significantly reduced levels and the Company has reduced certain services and amenities. Although currently all of the Company’s hotels are open, the Company may need or elect to temporarily suspend operations at properties in the future depending on the length and severity of COVID-19 and related effects. If operations at the Company’s hotel properties are suspended, the Company cannot give any assurance as to when they will resume operations at a full or reduced level.

Additional factors that would negatively impact the Company’s ability to successfully operate during or following COVID-19 or another pandemic, or that could otherwise significantly adversely impact and disrupt its business, financial performance and condition, operating results and cash flows, include:

●	sustained negative consumer, or business sentiment or continued corporate travel policy restrictions, including beyond the end of COVID-19, which could further adversely impact demand for lodging;
●	an expansion of the number of postponed and cancelled events, including sporting events, conferences and meetings;
●	the Company’s ability to reopen hotels that are temporarily closed in a timely manner, and its ability to attract customers to its hotels when they are able to reopen;
●	a severe disruption or instability in the global financial markets or deterioration in credit and financing conditions;
●

increased costs and potential difficulty accessing supplies to maintain hotels, including hotels that are no longer in operation and increased sanitation, social distancing and other mitigation measures, such as personal protective equipment at hotels; and

●

increased labor costs to attract employees due to perceived risk of exposure to COVID-19, as well as potential for increased workers’ compensation claims if hotel employees are exposed to COVID-19 through the workplace.

Index

The results of these factors could include:

●

decreased demand resulting in hotel properties not generating revenue sufficient to meet its operating expenses, which may adversely affect the value of the Company’s hotel properties, potentially requiring the Company to recognize significant non-cash impairment charges or other significant unanticipated cash or non-cash costs;

●	the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of the Company’s properties;
●	a material adverse effect on the Company’s ability to consummate acquisitions and dispositions of hotel properties;
●	continued suspension of the Company’s monthly distributions or a change in the amount or frequency of distributions when the Company resumes paying distributions;
●	increased indebtedness and decreased operating results, which could increase the Company’s risk of default under its loan agreements or other long-term contracts;
●	increased volatility of the Company’s stock price;
●

disruptions in the Company’s supply chains, which may increase costs for essential capital improvements or may impact hotels that are under development and that the Company expects to acquire following completion;

●	declines in regional and local economies, reducing travel to and from the localities;
●

increased risk that the Company could be required to close on the purchase under its existing contracts for newly developed hotels, where the hotel is not legally allowed to open due to temporary regulations resulting from COVID-19 mitigation;

●

increased risk in the Company’s ability to retain and the continued service and availability of personnel, including the Company’s senior leadership team and key field personnel, such as general managers, and the Company’s ability to recruit, attract and retain skilled personnel to the extent its management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

●	disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and
●

difficulty accessing debt and equity capital on attractive terms, or at all, including covenant deferral, under its secured and unsecured indebtedness, or capital necessary to fund business operations or address maturing liabilities.

Moreover, many risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of COVID-19.

The significance, extent and duration of the impacts caused by COVID-19 on the Company’s business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the U.S., the extent and effectiveness of actions taken to contain the pandemic or mitigate its impact, the timing of and manner in which containment efforts are reduced or lifted, and the response of the overall economy, the financial markets and the population, particularly in areas in which the Company operates, once the current containment measures are reduced or lifted. As a result, the Company cannot provide an estimate of the overall impact of COVID-19 on its business or when, or if, the Company will be able to resume pre-COVID-19 levels of operations. COVID-19 presents material uncertainty and risk with respect to the Company’s business, financial performance and condition, operating results and cash flows.

The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

COVID-19 has caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. The Company cannot predict whether conditions in the bank lending, capital and other financial markets will continue to deteriorate as a result of the pandemic, or whether the Company’s access to capital and other sources of funding will become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.

Additionally, a prolonged economic recession, including lower GDP growth, corporate earnings, consumer confidence, employment rates, income levels and personal wealth, could result in significantly below-average lodging demand by both group and transient travelers that continues beyond the lifting of travel and other government restrictions and after COVID-19 has largely subsided. There can also be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. All of the above factors could materially negatively impact the Company’s business, financial performance and condition, operating results and cash flows.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the first quarter of 2020.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2020	-	-	-	$359,800
February 1 - February 29, 2020	20,000	$13.88	20,000	$359,500
March 1 - March 31, 2020 (2)	1,635,159	$9.66	1,500,783	$345,400
Total	1,655,159		1,520,783

(1)   Represents amount outstanding under the Company's share repurchase program. This program may be suspended or terminated at any time by the Company. This program was suspended in March 2020. In May 2020, the Company's Board of Directors approved an extension of the program authorizing share repurchases up to an aggregate of $345 million through July 2021.

(2) Includes 134,376 common shares surrendered to the Company to satisfy tax withholding obligations associated with the issuance of common shares awarded to employees.

Index

Item 6. Exhibits

Exhibit Number	Description of Documents
3.1

Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

3.2	Third Amended and Restated Bylaws of the Company (FILED HEREWITH)

10.1*

Separation Agreement and General Release, dated as of March 4, 2020, by and between the Company and Kristian Gathright (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020)

10.2*

Separation Agreement and General Release, dated as of March 4, 2020, by and between the Company and Bryan Peery (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020)

10.3*

Second Amendment to the Apple REIT, Inc. Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020)

10.4*	Amendment, dated March 30, 2020, to Separation Agreement and General Release, dated as of March 4, 2020, by and between the Company and Kristian Gathright (FILED HEREWITH)

10.5*	Amendment, dated March 30, 2020, to Separation Agreement and General Release, dated as of March 4, 2020, by and between the Company and Bryan Peery (FILED HEREWITH)

10.6

First Amendment, dated February 14, 2020, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (FILED HEREWITH)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted as Inline XBRL and contained in Exhibit 101.

* Denotes Management Contract or Compensation Plan

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 18, 2020
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: May 18, 2020
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: May 18, 2020
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)