Form 10-K
period 2020-12-31
Apple Hospitality REIT, Inc.
filed 2021-02-23
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $2,016,065,000 as of June 30, 2020.

The number of common shares outstanding on February 12, 2021 was 223,212,346.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 13, 2021.

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

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by use of statements that include phrases such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “outlook,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality REIT, Inc. and its wholly-owned subsidiaries (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of the novel coronavirus COVID-19 pandemic (“COVID-19”), including resurgences and new variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the Company’s ability to complete the anticipated amendments to its credit facilities on the terms and timing anticipated, or at all, the speed of the vaccine roll-out, the efficacy, acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19, the potential for additional hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the slowing or rollback of “reopenings” in certain states, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or an increase in COVID-19 cases or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report on Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company has elected to be treated as a REIT for federal income tax purposes. As of December 31, 2020, the Company owned 234 hotels with an aggregate of 29,937 rooms located in urban, high-end suburban and developing markets throughout 34 states, including one hotel with 118 rooms classified as held for sale, which is expected to be sold to an unrelated party in the first quarter of 2021. As of December 31, 2020, substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Business Objectives

The Company is one of the largest hospitality REITs in the U.S., in both the number of hotels and guest rooms, with significant geographic and brand diversity. The Company’s primary business objective is to maximize shareholder value by achieving long-term growth in cash available for distributions to its shareholders. The Company has pursued and will continue to pursue this objective through the following investment strategies:

•	pursuing thoughtful capital allocation with selective acquisitions and dispositions of primarily rooms-focused hotels in the upscale sector of the lodging industry;
•	employing broad geographic diversification of its investments;
•	franchising and collaborating with leading brands in the sector;
•	utilizing strong experienced operators for its hotels and enhancing their performance with proactive asset management;
•	reinvesting in the Company’s hotels to maintain their competitive advantage; and
•	maintaining low leverage providing the Company with financial flexibility.

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. Due to their efficient operating model and strong consumer preference, the Company concentrates on the acquisition of rooms-focused hotels. The Company’s acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage revenue and cost structure by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper mid-scale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt to total capitalization (total debt outstanding plus equity market capitalization based on the Company’s December 31, 2020 closing share price) ratio at December 31, 2020 of 34.0%, the Company is not only positioned to opportunistically consider investments that further improve shareholder value, but management believes it is equipped to address developments caused by adverse economic environments such as the current conditions brought on by COVID-19.

COVID-19

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has not only specifically reduced travel, but also has had a detrimental impact on regional and global economies and financial markets. The global, national and local impact of the outbreak has rapidly evolved and many countries, including the U.S., as well as state and local governments, have reacted by instituting a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementation of “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings, which has resulted in, and may continue to result in, cancellation of events, including sporting events, conferences and meetings. The pandemic triggered a period of material global economic slowdown and the National Bureau of Economic Research declared that the U.S. has been in a recession since February 2020. The Company cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on the Company, its business, the hospitality industry and the economy. See “COVID-19 and the Company’s Actions to Mitigate its Impact” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of operations, appearing elsewhere in this Annual Report on Form 10-K, for more information about the Company’s response to the effects of COVID-19.

Hotel Operating Performance

As of December 31, 2020, the Company owned 234 hotels with a total of 29,937 rooms as compared to 233 hotels with a total of 29,870 rooms as of December 31, 2019 and 241 hotels with a total of 30,812 rooms as of December 31, 2018. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2020, 2019 and 2018. During 2020, the Company acquired four newly constructed hotels (two on April 30, 2020 and two on August 13, 2020) and sold three hotels (one each on January 16, 2020, February 27, 2020 and December 30, 2020). During 2019, the Company acquired one newly constructed hotel on March 19, 2019 and two existing hotels (one on March 4, 2019 and one on October 9, 2019), and sold 11 hotels (nine on March 28, 2019, one on December 19, 2019 and one on December 30, 2019). During 2018, the Company acquired one newly constructed hotel on May 2, 2018 and four existing hotels (two on February 5, 2018, one on June 28, 2018 and one on December 7, 2018), and sold three hotels (two on July 13, 2018 and one on November 29, 2018). The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Year Ended December 31,
	2020	2019	2018
ADR	$111.49	$137.30	$136.04
Occupancy	46.1%	77.0%	76.9%
RevPAR	$51.34	$105.72	$104.66

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 233 hotels owned and held for use as of December 31, 2020 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 233 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Year Ended December 31,
	2020	2019	2018
ADR	$111.62	$138.09	$137.85
Occupancy	46.0%	77.1%	77.2%
RevPAR	$51.33	$106.45	$106.43

Hotel performance is impacted by many factors, including the economic conditions in the U.S. and in each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. As a result of COVID-19, the Company’s revenue and operating results declined significantly in 2020 as compared to 2019 and 2018, which is consistent with the overall lodging industry. While there is no way to predict future economic conditions, the Company expects revenue and operating results to improve throughout 2021 if vaccinations and other COVID-19 mitigation efforts are successful; however, future revenues could be negatively impacted if, for example, COVID-19 cases continue to increase, state and local governments tighten or implement new mitigation restrictions or consumer sentiment deteriorates. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Recent Investing Activities

The following discussion regarding the Company’s approach to acquisitions and dispositions reflects the Company’s historical strategy. While the Company anticipates it will continue to approach the acquisition and disposition of hotels similarly over the long term, the detrimental impact of COVID-19 to the Company and overall lodging industry has limited and may continue to limit the Company’s ability to effectively acquire or dispose of hotels until the industry recovers.

Acquisitions and Contracts for Potential Acquisitions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2018 the Company entered into contracts to purchase a combined 224-room dual-branded Hampton Inn & Suites and Home2 Suites complex to be constructed in Cape Canaveral, Florida and a combined 259-room dual-branded Hyatt House and Hyatt Place complex to be constructed in Tempe, Arizona. Construction of these four hotels was completed in 2020 and the Company acquired the hotels. The aggregate purchase price of these hotels was approximately $111.3 million, funded by $25.0 million of available cash, $64.6 million of borrowings under the Company’s revolving credit facility and a one-year secured note for $21.7 million payable in May 2021, which principal amount was subsequently reduced by $1.1 million in July 2020, representing a credit from the developer for shared construction savings. Also, as of December 31, 2020, the Company had an outstanding contract that was entered into prior to 2020 for the potential purchase of a hotel under development for a total expected purchase price of approximately $49.6 million, which was completed and opened for business in February 2021, at which time the closing on this hotel occurred. The Company utilized borrowings under its revolving credit facility for this acquisition.

Dispositions and Contracts for Potential Dispositions

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2020, the Company sold a total of three hotels for a total combined gross sales price of approximately $55.3 million. As of January 31, 2021, the Company had an outstanding contract to sell one of its hotels for a gross sales price of approximately $10.3 million. Although the Company is working towards the sale of the hotel under contract, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding sale contract. If the closing occurs, this sale is expected to be completed in the first quarter of 2021. The net proceeds from the sales were or will be used to pay down borrowings on the Company’s revolving credit facility subject to certain restrictions during the Covenant Waiver Period (defined below) pursuant to the Company’s amended unsecured credit facilities, as discussed further in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Hotel Conversion

Effective January 20, 2020, the Company converted its New York, New York Renaissance hotel to an independent boutique hotel. The Company incurred total conversion costs of approximately $1.0 million to complete the transition, of which approximately $0.1 million was incurred in 2019. The intent of the conversion was to provide greater long-term flexibility with the operations of the hotel. As anticipated, the operating results of the hotel declined in the first quarter of 2020 (prior to COVID-19) as compared to the first quarter of 2019 as the management team worked to replace revenue that was historically generated from the Renaissance brand system and have experienced further declines due to COVID-19. With the conversion of this hotel and the October 2019 acquisition of an existing independent boutique hotel in Richmond, Virginia, the Company has two independent boutique hotels with a combined total of 263 rooms.

Share Repurchases

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. In May 2020, the Company’s Board of Directors approved an extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). During the first quarter of 2020, the Company purchased approximately 1.5 million of its common shares under its existing share repurchase program at a weighted-average market purchase price of approximately $9.42 per common share for an aggregate purchase price, including commissions, of approximately $14.3 million, and did not engage in additional repurchases under the Share Repurchase Program during the balance of 2020. In March 2020 the Company terminated its written trading plan under the Share Repurchase Program. Repurchases under the share repurchase program have been funded, and the Company intends to fund future repurchases, with availability under its credit facilities subject to any applicable restrictions under the Company’s unsecured credit facilities. As discussed in Note 4 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, share repurchases are currently subject to certain restrictions that apply during the Covenant Waiver Period pursuant to the terms of the June 2020 amendments to the Company’s unsecured credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

See Note 7 titled “Shareholders’ Equity” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the share repurchase program.

Hotel Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels competes for guests primarily with other hotels in its immediate vicinity and secondarily with other hotels or lodging facilities in its geographic market. An increase in the number of competitive hotels or other lodging facilities in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions, both in a particular market and nationally, impact the performance of the hotel industry.

Management and Franchise Agreements

Substantially all of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2020, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	41	5,667
Hampton	39	4,986
Courtyard	36	4,948
Residence Inn	33	3,939
Homewood Suites	33	3,731
SpringHill Suites	13	1,705
Fairfield	11	1,300
Home2 Suites	10	1,146
TownePlace Suites	9	931
Marriott	2	619
Embassy Suites	2	316
Hyatt Place	2	281
Independent	2	263
Hyatt House	1	105
Total	234	29,937

Each of the Company’s 234 hotels owned as of December 31, 2020 is operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds or without cause. As of December 31, 2020, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues, based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. During 2020, in response to COVID-19 and its impact on hotel performance, the management fee under all variable management fee agreements was set to 3% of gross revenues.

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

Hotel Maintenance and Renovation

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company’s hotels have an ongoing need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels.  During 2020, 2019 and 2018, the Company’s capital improvements for its hotels were approximately $37.6 million, $78.7 million and $71.1 million, respectively. Expenditures for 2020 were lower than previous years due to the postponement of all non-essential capital improvement projects as a result of COVID-19. During 2021, the Company anticipates investing approximately $25 to $30 million in capital improvements, subject to improved operating results and cash flow restrictions under the Company’s amended unsecured facilities, as discussed further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K.

Financing

The Company’s principal daily sources of liquidity are the operating cash flow generated from the Company’s properties and availability under its revolving credit facility. Depending on market conditions, the Company also may enter into additional secured and unsecured debt financing or issue common shares through equity offerings, such as the Company’s at-the-market offering program described below. The Company anticipates that funds from these sources will be adequate to meet its anticipated liquidity requirements, including debt service, potential near-term shortfalls in operating cash flow resulting from the economic effects of the COVID-19 pandemic, hotel acquisitions, hotel renovations, share repurchases, and required distributions to shareholders.

As of December 31, 2020, the Company had approximately $1.5 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 3.86%, consisting of approximately $512.8 million in outstanding mortgage debt secured by 33 properties, with maturity dates ranging from May 2021 to May 2038 and stated interest rates ranging from 3.14% to 6.25%, and approximately $975.8 million in outstanding debt under its unsecured credit facilities with maturity dates ranging from July 2022 to March 2030 and effective interest rates, including the effect of interest rate swaps, ranging from 2.33% to 5.39%.

The Company’s unused borrowing capacity under its $425 million revolving credit facility as of December 31, 2020 was $319.2 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders, subject to certain restrictions during the Covenant Waiver Period pursuant to the Company’s amended unsecured credit facilities, as discussed further in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K. As discussed above, the Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt to total capitalization as of December 31, 2020 was 34.0%. The Company intends to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on a portion of its debt. All of these strategies reduce shareholder risk related to the Company’s financing structure. As a result of COVID-19 and the associated disruption to the Company’s operating results, in April 2020 the Company anticipated that it may not be able to maintain compliance with certain covenants under each of its unsecured credit facilities in future periods. As a result, on June 5, 2020, the Company entered into amendments to each of the unsecured credit facilities. The amendments suspend the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate is required to be delivered for the fiscal quarter ending June 30, 2021 (unless the Company elects an earlier date) (the “Covenant Waiver Period”), and provide for certain restrictions during the Covenant Waiver Period. Additionally, the Company anticipates entering into further amendments to each of its unsecured credit facilities, among other things, to extend the Covenant Waiver Period due to the ongoing economic impact of COVID-19. Although the Company anticipates completing these amendments in the near future, they have not yet been finalized and no assurances can be given as to the final terms of the amendments or that the Company will be able to complete the amendments. See Note 4 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the Company’s debt, including the amendments and potential further amendments mentioned above.

The Company has a universal shelf registration statement on Form S-3 (No. 333-231021) that was automatically effective upon filing on April 25, 2019. The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing the Company’s preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “2020 ATM Program”). As of December 31, 2020, the Company had not sold any common shares under the 2020 ATM Program. The Company plans to use the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility and, under certain circumstances, to repay proportionally amounts under each of the Company’s revolving credit facility, term loans and senior notes. The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital, subject to certain restrictions during the Covenant Waiver Period pursuant to the Company’s amended unsecured credit facilities, as discussed further in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Distribution Policy

The Company has historically paid distributions on a monthly basis, with distributions based on anticipated cash generated from operations. The Company attempts to set a rate that can be consistent over a period of time as it forecasts its cash available from operations. As a result of COVID-19 and the impact on its business, the Company suspended its monthly distributions in March 2020. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and intends to resume distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements or in order to maintain its REIT status for federal income tax purposes, subject to any applicable distribution restrictions under the Company’s unsecured credit facilities. As discussed in Note 4 titled “Debt” in Part II, Item 8 in this Annual Report on Form 10-K, distributions are currently subject to certain restrictions that apply during the Covenant Waiver Period pursuant to the terms of the June 2020 amendments to the Company’s unsecured credit facilities.

Insurance

The Company maintains insurance coverage for general liability, property, business interruption, cyber threats and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties in similar locations. However, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.

Environmental Matters

The Company’s hotels are subject to various U.S. federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and waste water discharges, lead-based paint, mold and mildew and waste management, and impose liability for contamination. In connection with each of the Company’s hotel acquisitions, the Company reviewed a Phase I Environmental Site Assessment and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

Human Capital

The Company believes that each of its 66 team members (as of December 31, 2020) plays a vital role in the success of the organization. Management aims to provide an inspiring, inclusive work environment where employees feel valued, empowered and encouraged to make positive differences within the Company and throughout their communities, with a belief that the most successful management provides clear leadership while empowering the team to make timely and responsible decisions and to take actions necessary to achieve exceptional operating results. The Company is committed to diversity and inclusion and does not tolerate discrimination or harassment in the workplace.

The Company offers competitive compensation and benefits, a flexible leave policy, fully paid parental leave, an education reimbursement program, and a culture that encourages balance of work and personal life. The Company provides its employees with two days paid leave each year for volunteer work and donation matching to support non-profit organizations. The Company emphasizes an open-door policy for communications and conducts regular employee satisfaction surveys, which provide the opportunity for continuous improvement.

The Company is committed to working safely and maintaining a safe workplace in compliance with cleanliness guidelines set forth by the Centers for Disease Control and Prevention (CDC), and in compliance with applicable Occupational Safety and Health Act (OSHA) standards.

During 2020, all employees involved in the day-to-day operation of the Company’s hotels were employed by one of 17 third-party management companies engaged pursuant to the hotel management agreements.

Sustainability

The Company established a formal energy management program in 2018 to ensure that energy, water and waste management are a priority not only within the Company, but also with the Company’s management companies. In addition to being more operationally efficient, rooms-focused hotels are more environmentally efficient than full service hotels and resorts. With less open or unused space and less equipment needed for operating than full service hotels, rooms-focused hotels use less electricity, water and natural gas on a per-square-foot basis than full service or resort hotels. In addition to its overall strategy of investing in rooms-focused hotels, the Company is committed to identifying and incorporating sustainability opportunities into its investment and asset management strategies, with a focus on minimizing its environmental impact through reductions in energy and water consumption and improvements in waste management. The Company seeks to invest in proven sustainability practices when renovating its hotels and in portfolio-wide capital projects that can enhance asset value while also improving environmental performance. For example, the Company has realized cost savings and reductions in its carbon footprint through the installation of LED lighting, energy management systems, smart irrigation systems and the use of energy and water conservation guidelines at the property level with 96% of the Company’s portfolio as of December 31, 2019 enrolled in the U.S. Environmental Protection Agency’s Energy Star program. Additionally, as part of the Company’s acquisition due diligence, the Company performs sustainability assessments to identify areas of opportunity that will improve the property’s environmental performance, and when working with developers to construct new hotels, strives to implement environmentally efficient construction and building functionality.

Social Engagement

The Company is committed to strengthening its communities through charitable giving, encouraging employees to volunteer their time and talents, and participation in the many philanthropic programs important to its employees and leaders within its industry, including its brands, the American Hotel & Lodging Association and its hotel management companies. In 2017, the Company formed Apple Gives, an employee-led charitable organization, to expand its impact and further advance the achievement of the Company’s corporate philanthropic goals. Apple Gives organizes company-wide community events with charitable organizations, deploys aid to markets and associates affected by natural disasters, and allocates funds and other resources to a variety of causes. Apple Gives strives to select organizations that are important to the Company’s employees, the Company’s third-party management companies, its hotels and numerous industry organizations. Since Apple Gives was formed, the Company has contributed to more than 90 non-profit organizations, including through company-matched donations, and employees have devoted more than 480 hours volunteering and fundraising for a variety of charitable organizations. The Company’s hotels and third-party management companies are engaged in targeted charitable programs that provide support to their respective communities, and hotel associates are encouraged to serve in ways that improve their localities. The Company’s third-party management companies donate to food drives, participate in charity walks and bike rides, assemble care packages, donate school supplies, provide disaster relief, and pursue numerous other altruistic initiatives.

Seasonality

The hotel industry has been historically seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns did not have as significant of an impact on the overall fluctuations in occupancy rates and hotel revenues in the first half of 2020, although the Company experienced some seasonal decrease in demand in November and December. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. Certain employees of the Company also provide support services to Apple Realty Group, Inc. (“ARG”), which is wholly owned by Glade M. Knight, Executive Chairman of the Company. ARG reimburses the Company for the support services that it receives.

See Note 6 titled “Related Parties” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning the Company’s related party transactions.

Website Access

The address of the Company’s Internet website is www.applehospitalityreit.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

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

The outbreak of COVID-19, including resurgences and new variants, has had and continues to have a detrimental impact on, and another pandemic in the future could similarly impact, regional and global economies and financial markets. The global, national and local impact of the outbreak has been rapidly evolving and many countries, including the U.S., and state and local governments have reacted by instituting a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementing “stay at home” orders, business closures, border closings, and restricting travel and large gatherings, which has resulted in cancellation of events, including sporting events, conferences and meetings. The pandemic has triggered a period of material global economic slowdown and the National Bureau of Economic Research declared that the U.S. has been in a recession since February 2020.

The effects of the pandemic on the hotel industry are unprecedented. COVID-19 has disrupted the industry and has dramatically reduced travel, which has had a significant adverse impact, and management expects COVID-19, including new variants, will continue to significantly adversely impact and disrupt the Company’s business, financial performance and condition, operating results and cash flows. Since March 2020, the Company has experienced a significant decline in revenue throughout its portfolio which the Company expects to continue for an extended period of time. Substantially all of the Company’s properties are currently operating at reduced levels and the Company has reduced certain services and amenities. Although currently all of the Company’s hotels are open, the Company may need or elect to temporarily suspend operations at properties in the future depending on the length and severity of COVID-19 and related effects, including any increase in the number of COVID-19 cases. If operations at the Company’s hotel properties are suspended, the Company cannot give any assurance as to when they will resume operations at a full or reduced level.

Additional factors that would negatively impact the Company’s ability to successfully operate during or following COVID-19 or another pandemic, or that could otherwise significantly adversely impact and disrupt its business, financial performance and condition, operating results and cash flows, include:

•	sustained negative consumer or business sentiment or continued corporate travel policy restrictions, including beyond the end of COVID-19, which could further adversely impact demand for lodging;
•	continued postponement and cancellation of events, including sporting events, conferences and meetings;
•	hotel closures and the Company’s ability to reopen hotels that are temporarily closed in a timely manner, and its ability to attract customers to its hotels when they are able to reopen;
•	a severe disruption or instability in the global financial markets or deterioration in credit and financing conditions;
•

continued increased costs and potential difficulty accessing supplies, such as personal protective equipment, to maintain hotels, including hotels that are not in operation, and increased sanitation, social distancing and other mitigation measures at hotels;

•

continued increased labor costs to attract employees due to perceived risk of exposure to COVID-19, as well as potential for increased workers’ compensation claims if hotel employees are exposed to COVID-19 through the workplace; and

•

increased susceptibility to litigation related to, among other things, the financial impacts of COVID-19 on the Company’s business or litigation related to individuals contracting COVID-19 as a result of alleged exposures on the Company’s premises.

The results of these factors could include:

•

continued decreased demand resulting in hotel properties not generating revenue sufficient to meet operating expenses, which may adversely affect the value of the Company’s hotel properties, potentially requiring the Company to recognize significant non-cash impairment charges or other significant unanticipated cash or non-cash costs;

•

the further scaling back and delay of a significant amount of the Company’s planned capital expenditures, including planned renovation projects, which could adversely affect the value of the Company’s properties;

•	a material adverse effect on the Company’s ability to consummate acquisitions and dispositions of hotel properties;
•	continued suspension of the Company’s monthly distributions or a change in the amount or frequency of distributions when the Company resumes paying distributions;
•	increased indebtedness and sustained or further decreases in operating results, which could increase the Company’s risk of default under its loan agreements or other long-term contracts;
•

inability of the Company to maintain compliance with certain covenants in its unsecured credit facilities and the need to seek amendments to such facilities in the future, which could result in concessions from the Company, such as increased interest rates;

•	increased volatility of the Company’s stock price;
•

disruptions in the Company’s supply chains, which may increase costs for essential capital improvements or may impact hotels that are under development and that the Company expects to acquire following completion;

•	declines in regional and local economies, reducing travel to and from the localities;
•

increased risk that the Company could be required to close on the purchase under its existing contracts for newly developed hotels, where the hotel is not legally allowed to open due to temporary regulations resulting from COVID-19 mitigation;

•

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

•	disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and
•

difficulty accessing debt and equity capital on attractive terms, or at all, under the Company’s secured and unsecured indebtedness, or capital necessary to fund business operations or address maturing liabilities.

Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of COVID-19.

The extent and duration of the impacts caused by COVID-19 on the Company’s business, including financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the U.S., the speed of the vaccine roll-out, the effectiveness, acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19, the extent and effectiveness of actions taken to contain the pandemic or mitigate its impact, the timing of and manner in which containment efforts are reduced or lifted, and the response of the overall economy, the financial markets and the population, particularly in areas in which the Company operates, as containment measures are reduced or lifted. As a result, the Company cannot provide an estimate of the overall impact of COVID-19 on its business or when, or if, the Company will be able to resume pre-COVID-19 levels of operations. COVID-19 presents material uncertainty and risk with respect to the Company’s business, financial performance and condition, operating results and cash flows.

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

The success of the Company’s hotels depends largely on the hotel operators’ ability to adapt to dominant trends and risks in the hotel industry, both nationally and in individual local markets. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses. The following is a summary of risks that may affect the hotel industry in general and as a result may affect the Company:

•	over-building of hotels in the markets in which the Company operates, resulting in an increase in supply of hotel rooms that exceeds increases in demand;
•	competition from other hotels and lodging alternatives in the markets in which the Company operates;
•	a downturn in the hospitality industry;
•	dependence on business and leisure travel;
•	increases in energy costs and other travel expenses, which may affect travel patterns and reduce business and leisure travel;
•

reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires, and government shutdowns, airline strikes or other disruptions;

•	reduced travel due to adverse national, regional or local economic and market conditions;
•	seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•	changes in marketing and distribution for the hospitality industry including the cost and the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	changes in hotel room demand generators in a local market;
•	ability of a hotel franchise to fulfill its obligations to franchisees;
•	brand expansion;
•	the performance of third-party managers of the Company’s hotels;
•

increases in operating costs, including ground lease payments, property and casualty insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•	labor shortages and other increases in the cost of labor due to low unemployment rates or to government regulations surrounding work rules, wage rates, health care coverage and other benefits;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•	business interruptions due to cyber-attacks and other technological events;
•	requirements for periodic capital reinvestment to repair and upgrade hotels;
•	limited alternative uses for hotel buildings; and
•	condemnation or uninsured losses.

Any of these factors, among others, may reduce the Company’s operating results, the value of the properties that the Company owns, and the availability of capital to the Company.

Economic conditions in the U.S. and individual markets may adversely affect the Company’s business operations and financial performance.

The performance of the lodging industry has historically been highly cyclical and closely linked to the performance of the general economy both nationally and within local markets in the U.S. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions have lowered and may continue to lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. An economic downturn or prolonged economic recession, including lower GDP growth, corporate earnings, consumer confidence, employment rates, income levels and personal wealth, has led and may continue to lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. The Company cannot predict the pace or duration of an economic recession or cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, the Company’s revenue and profitability could be adversely affected. Furthermore, even if the economy in the U.S. improves, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically, where the Company’s properties are located.

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

Renovations and capital improvements at the Company’s existing hotels or new hotel developments may reduce the Company’s profitability.

The Company has ongoing needs for hotel renovations and capital improvements, including maintenance requirements and updates to brand standards under all of its hotel franchise and management agreements and certain loan agreements. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. As properties increase in age, the frequency and cost of renovations needed to maintain appealing facilities for hotel guests may increase. The Company may also need to make significant capital improvements to hotels that it acquires, or may be involved in the development of new hotels. Construction delays and cost overruns, including increases in the costs of labor, goods and materials, could have the effect of increasing renovation or development costs for the Company and delaying the acquisition or opening of hotels or the length of time that rooms are out of service. Occupancy and ADR are often affected during periods of renovations and capital improvements at a hotel, especially if the Company encounters delays, or if the improvements require significant disruption at the hotel. The costs of renovations and capital improvements the Company needs or chooses to make at the Company’s existing hotels, or the costs related to the development of new hotels, could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2020, 15 of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability of its hotels, market conditions, and capital requirements and attempts to maximize shareholder value by timely disposal of its hotels. Real estate investments are, in general, relatively difficult to sell due to, among other factors, the size of the required investment and the volatility in availability of adequate financing for a potential buyer. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property. Therefore, the Company cannot predict whether it will be able to sell any hotels on acceptable terms, or at all. In addition, provisions of the Code relating to REITs have certain limits on the Company’s ability to sell hotels.

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

The Company’s variable-rate debt and hedging arrangements use the London Inter-Bank Offered Rate (“LIBOR”) as the reference rate. LIBOR is expected to be phased out after 2021, and accordingly, the Company expects a transition from

LIBOR to another reference rate in the near term. The Secured Overnight Financing Rate (“SOFR”), which is published by the New York Federal Reserve, has been proposed as the alternative to LIBOR as a reference rate. In October 2020, after a number of industry consultations, the International Swaps and Derivatives Association published a LIBOR transition protocol, to which the Company has confirmed its adherence. Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. In the event that LIBOR is discontinued, the interest rate for the Company’s variable-rate debt and the swap rate for its interest rate swaps following such event will be based on an alternative reference rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or outstanding swaps, but the alternative reference rate could be higher and more volatile than LIBOR prior to its discontinuance. The Company can provide no assurance regarding the future of LIBOR and when the Company’s variable-rate debt and interest rate swaps will transition from LIBOR as a reference rate to SOFR or another replacement reference rate. The transition from LIBOR, or any changes or reforms to the determination of LIBOR, could have an adverse impact on the Company’s interest rates on its current or future indebtedness, as well as its variable-rate hedging arrangements, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available or at reasonable rates in the future. Also, various types of catastrophic losses, like earthquakes, hurricanes, wildfires, or certain types of terrorism, may not be insurable or may not be economically insurable for all or certain locations. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the hospitality industry as a whole. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under the relevant policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel. Additionally, as a result of substantial claims, insurance carriers may reduce insured limits and/or increase premiums, if insurance coverage is provided at all, in the future. Any of these or similar events could have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces possible risks associated with the physical effects of, and laws and regulations related to, climate change.

The Company is subject to the risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, wildfires, hurricanes and flooding, any of which could have a material adverse effect on the Company’s properties, operations and business. To the extent climate change causes changes in weather patterns, the markets in which the Company operates could experience increases in storm intensity and rising sea levels causing damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on the Company’s business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy and water at its properties. The federal government and some of the states and localities in which the Company operates have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions, and may enact new laws in the future. Although these laws and regulations have not had any known material adverse effect on the Company to date, they could impact companies with which the Company does business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Climate change, and any future laws and regulations, or future interpretations of current laws and regulations, could have a material adverse effect on the Company.

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

Liabilities and costs associated with environmental contamination at or emanating from the Company’s hotel properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws and regulations could be material and could materially and adversely affect the Company. The Company can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company. The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability.

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

Provisions of the Company’s third amended and restated bylaws could inhibit changes in control.

Provisions in the Company’s third amended and restated bylaws may make it difficult for another company to acquire it and for shareholders to receive any related takeover premium for its common shares. Pursuant to the Company’s third amended and restated bylaws, directors are elected by the plurality of votes cast and entitled to vote in the election of directors. However, the Company’s corporate governance guidelines require that if an incumbent director fails to receive at least a majority of the votes cast, such director will tender his or her resignation from the Board of Directors. The Nominating and Corporate Governance Committee of the Board of Directors will consider, and determine whether to accept, such resignation. Additionally, the third amended and restated bylaws of the Company have various advance notice provisions that require shareholders to meet certain requirements and deadlines for proposals at an annual meeting of shareholders. These provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the price of the Company’s common shares or otherwise be in the shareholders’ best interests.

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

If the Company does not qualify as a REIT or if the Company fails to remain qualified as a REIT, the Company will be subject to U.S. federal corporate income tax and potentially state and local taxes, which would reduce the Company’s earnings and the amount of cash available for distribution to its shareholders.

If the Company failed to qualify as a REIT in any taxable year and any available relief provisions did not apply, the Company would be subject to U.S. federal and state corporate income tax on its taxable income at the regular corporate rate, and dividends paid to its shareholders would not be deductible by the Company in computing its taxable income. Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

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

The Company may incur adverse tax costs if Apple REIT Ten, Inc. (“Apple Ten”) failed to qualify as a REIT for U.S. federal income tax purposes or if the Apple Ten merger failed to qualify as a tax free reorganization under the Code.

On September 1, 2016, Apple Ten merged into an acquisition subsidiary of the Company and ceased its separate corporate existence. If Apple Ten was not a REIT at the time of the merger, in addition to other tax liabilities to which the Company could have succeeded as a result of the merger, the Company would be subject to tax (at the highest corporate tax rates) on the built-in gain on each asset of Apple Ten existing at the time of the merger and recognized before September 2, 2021.

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

To qualify as a REIT, the Company must satisfy two gross income tests, pursuant to which specified percentages of the Company’s gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with the Company’s TRSs, which the Company currently expects will continue to constitute substantially all of the REIT’s gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. The Company believes that the leases have been and will continue to be respected as true leases for U.S. federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for U.S. federal income tax purposes, the Company may not be able to satisfy either of the two gross income tests applicable to REITs and may lose its REIT status. Additionally, the Company could be subject to a 100% excise tax for any adjustment to its leases.

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

The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. The Company cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted or modified. Any legislative action may prospectively or retroactively modify the Company’s tax treatment and, therefore, may adversely affect taxation of the Company or the Company’s shareholders. The Company urges shareholders and prospective shareholders to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Company’s shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated as a C corporation for U.S. federal income tax purposes.

General Risk Factors

The Company may change its distribution policy or may not have funds available to make distributions to shareholders.

The Board of Directors will continue to evaluate the Company’s distribution policy in conjunction with the impact of the economy on its operations, actual and projected financial condition and results of operations, capital expenditure requirements and other factors, including those discussed in this Annual Report on Form 10-K. Subsequent to the distribution paid on March 16, 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. While the Company will continue to monitor hotel operations and intends to resume distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements and as allowed under the Company’s amended unsecured credit facilities, there can be no assurance that the Company will make distributions at any particular time or rate, or at all. In addition, the recent amendments to the Company’s unsecured credit facilities contain restrictions on the Company’s ability to make cash distributions (except to the extent required to maintain REIT status) until the Company delivers its compliance certificate for the fiscal quarter ending June 30, 2021 (unless the Company elects an earlier date). A reduction in the Company’s distribution rate could have a material adverse effect on the market price of the Company’s common shares.

Further, while the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances, in part, from financing proceeds or other sources. While distributions made from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution made from the Company’s operating cash flows. For example, if debt financing is the source of a distribution, that financing would not be available for other opportunities, would have to be repaid and interest would accrue on the financing.

The market price and trading volume of the Company’s common shares may fluctuate widely and could decline substantially in the future.

The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.” The market price and trading volume of the Company’s common shares may fluctuate widely, depending on many factors, some of which may be beyond the Company’s control, including:

•	actual versus anticipated differences in the Company’s operating results, liquidity, or financial condition;
•	publication of research reports about the Company, its hotels or the lodging or overall real estate industry;
•	changes in and/or failure to meet analysts’ revenue or earnings estimates;
•

the reputation of REITs and real estate investments generally, and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income instruments;

•	changes in accounting principles or other laws and regulations that may adversely affect the Company or its industry;
•	strategic actions by the Company or its competitors, such as acquisitions or dispositions, and announcements by franchisors, operators or REITs and other owners in the hospitality industry;
•	fluctuations in the stock price and operating results of the Company’s competitors; and
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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

As of December 31, 2020, the Company owned 234 hotels with an aggregate of 29,937 rooms located in 34 states, including one hotel with 118 rooms classified as held for sale, which is expected to be sold to an unrelated party in the first quarter of 2021. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. The following table summarizes the number of hotels and rooms by state:

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	14	1,903
Arkansas	3	336
California	26	3,721
Colorado	4	567
Florida	23	2,922
Georgia	6	672
Idaho	1	186
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	3	422
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	10	1,091
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	13	1,502
Texas	31	3,755
Utah	3	393
Virginia	13	1,825
Washington	4	609
Total	234	29,937

The following table is a list of the 234 hotels the Company owned as of December 31, 2020. As noted below, 15 of the Company’s hotels are subject to ground leases and 33 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	(1)
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107	(1)
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84	(1)
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210	(1)
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Diego	CA	Residence Inn	Dimension	3/1/2014	121	(1)
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101	(1)
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116	(1)
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108	(1)
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156	(3)
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162	(1)
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Albany	GA	Fairfield	LBA	1/14/2010	87
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Overland Park	KS	SpringHill Suites	Raymond	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(1)
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84	(1)
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Charlotte	NC	Homewood Suites	McKibbon	9/24/2008	118	(4)
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	LBA	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178	(1)
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208	(2)

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132	(1)
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126	(1)
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124	(1)
Jackson	TN	Hampton	Newport	12/30/2008	85
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Homewood Suites	Hilton	3/1/2014	140
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Aimbridge	9/26/2008	103
Allen	TX	Hilton Garden Inn	Aimbridge	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	(1)
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(1)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(1)
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150	(1)
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234	(1)(2)
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106	(1)
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Total					29,937

(1)	Hotel is encumbered by mortgage.
(2)	Hotel is subject to ground lease.
(3)	Manager noted was effective January 1, 2021.
(4)	Hotel is classified as held for sale as of December 31, 2020 and is expected to be sold in the first quarter of 2021.

The Company’s investment in real estate at December 31, 2020, consisted of the following (in thousands):

Land	$725,512
Building and Improvements	4,525,850
Furniture, Fixtures and Equipment	499,865
Finance Ground Lease Assets	203,617
Franchise Fees	13,750
5,968,594
Less Accumulated Depreciation and Amortization	(1,235,698)
Investment in Real Estate, net	$4,732,896

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

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2020 and February 12, 2021, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $12.91 and $13.66, respectively.

Share Return Performance

The following graph compares the five-year cumulative total shareholder return of the Company’s common shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the SNL U.S. REIT Hotel Index. The SNL U.S. REIT Hotel Index is comprised of publicly traded REITs which focus on investments in hotel properties. The graph assumes an initial investment of $100 in the Company’s common shares and in each of the indices, and also assumes the reinvestment of dividends.

	Value of Initial Investment at
Name	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Apple Hospitality REIT, Inc.	$100.00	$106.58	$110.84	$86.85	$105.97	$85.95
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
SNL U.S. REIT Hotel Index	$100.00	$123.94	$131.71	$114.35	$132.10	$97.01

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by the Company under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The performance graph is not indicative of future investment performance. The Company does not make or endorse any predictions as to future share price performance.

Shareholder Information

As of February 12, 2021, the Company had approximately 76 holders of record of its common shares and there were approximately 223 million common shares outstanding. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Distribution Information

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income. Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. For the years ended December 31, 2020 and 2019, the Company paid distributions of $0.30 and $1.20 per common share, for a total of approximately $67.4 million and $268.7 million, respectively. Although the Company intends to resume paying distributions in the future, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors and subject to restrictions during the Covenant Waiver Period (as described in Note 4 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K) and there can be no assurance as to when they will resume. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company incurred a net loss for the year ended December 31, 2020 resulting in a net loss carryforward for federal income tax purposes of approximately $67.0 million, which will be applied to future taxable earnings subject to limitations imposed by the Code, as amended, which will likely delay the need to make additional distributions to maintain the Company’s REIT status. As it has done historically, due to seasonality, once distributions resume, the Company may use its revolving credit facility to maintain the consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2020, the Company’s Board of Directors approved an extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier. During 2020, the Company purchased approximately 1.5 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $9.42 per common share for an aggregate purchase price, including commissions, of approximately $14.3 million and, in 2019, the Company purchased approximately 0.3 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.92 per common share for an aggregate purchase price, including commissions, of approximately $4.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Exchange Act. In March 2020 the Company terminated its written trading plan and did not engage in additional repurchases under the Share Repurchase Program during the balance of 2020. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future purchases, with availability under its credit facilities, subject to any applicable restrictions under the Company’s unsecured credit facilities. As discussed in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K, share repurchases are currently subject to certain restrictions that apply during the Covenant Waiver Period pursuant to the terms of the June 2020 amendments to the Company’s unsecured credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

Additionally, during 2020 and 2019, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) as described in Note 8 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

The following is a summary of all share repurchases during the fourth quarter of 2020:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2020	-	-	-	$345,000
November 1 - November 30, 2020	-	-	-	$345,000
December 1 - December 31, 2020 (2)	60,066	$13.06	-	$345,000
Total	60,066		-

(1)

Represents amount outstanding under the Company's authorized $345 million share repurchase program. This program may be suspended or terminated at any time by the Company. If not terminated earlier, the program will end in July 2021. No shares were repurchased under the program during the fourth quarter of 2020.

(2)	Consists of common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted common shares.

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the Omnibus Plan, which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee to be in the best interests of the Company. The Company’s Board of Directors previously adopted and the Company’s shareholders approved the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. In May 2015, the Directors’ Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan. The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3)
Equity compensation plans approved by security holders	288,420	$21.63	8,091,987
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	288,420	$21.63	8,091,987

(1)

Represents 210,532 stock options granted to the Company’s current and former directors under the Directors’ Plan. Also includes 77,888 fully vested deferred stock units, including quarterly distributions earned, under the non-employee director deferral program under the Omnibus Plan, adopted by the Board of Directors in 2018, effective June 1, 2018, that are not included in the calculation of the weighted-average exercise price of outstanding options.

(2)	The weighted-average exercise price of outstanding options relates solely to stock options, which are the only currently outstanding exercisable security.
(3)	Does not include remaining shares registered under the Directors' Plan, as no further grants can be made under the Plan.
Item 6.	Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2020. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, particularly disclosures related to COVID-19, appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands except per share and statistical data)	2020	2019	2018	2017	2016 (1)
Revenues:
Room	$560,485	$1,167,203	$1,172,331	$1,143,987	$956,119
Food and beverage	16,719	59,815	62,600	66,030	59,558
Other	24,675	39,579	35,624	28,605	25,348
Total revenue	601,879	1,266,597	1,270,555	1,238,622	1,041,025
Expenses and other income:
Hotel operating expense	402,278	724,416	715,934	697,402	582,839
Property taxes, insurance and other expense	76,729	75,840	74,640	69,391	56,860
Operating ground lease expense (2)	1,509	1,658	11,364	11,313	10,409
General and administrative expense	29,374	36,210	24,294	26,341	17,032
Loss on impairment of depreciable real estate assets	5,097	6,467	3,135	45,875	5,471
Depreciation and amortization expense (2)	199,786	193,240	183,482	176,499	148,163
Transaction and litigation costs (reimbursements)	-	-	-	(2,586)	34,989
(Gain) loss on sale of real estate	(10,854)	(5,021)	(152)	(16,295)	153
Interest and other expense, net (2)	70,835	61,191	51,185	47,343	40,026
Income tax expense	332	679	587	847	431
Total expenses and other income	775,086	1,094,680	1,064,469	1,056,130	896,373
Net income	$(173,207)	$171,917	$206,086	$182,492	$144,652
Per Share:
Net income per common share	$(0.77)	$0.77	$0.90	$0.82	$0.76
Distributions declared per common share	$0.20	$1.20	$1.20	$1.20	$1.20
Weighted-average common shares outstanding - basic and diluted	223,544	223,910	229,659	223,526	190,856
Balance Sheet Data (at end of period):
Investment in real estate, net (2)	$4,732,896	$4,825,738	$4,816,410	$4,793,159	$4,823,489
Assets held for sale	$5,316	$12,093	$-	$-	$39,000
Total assets (2)	$4,829,759	$4,942,411	$4,928,672	$4,902,338	$4,979,883
Debt, net	$1,482,571	$1,320,407	$1,412,242	$1,222,196	$1,337,963
Finance lease liabilities (2)	$219,981	$216,627	$-	$-	$-
Shareholders' equity	$3,029,347	$3,291,013	$3,409,010	$3,571,085	$3,517,064
Net book value per share	$13.57	$14.70	$15.22	$15.53	$15.78
Other Data:
Cash Flow From (Used In):
Operating activities	$26,728	$381,674	$404,812	$384,071	$331,171
Investing activities	$(82,261)	$(14,324)	$(210,160)	$(158,256)	$(162,200)
Financing activities	$55,240	$(366,321)	$(190,811)	$(225,449)	$(162,197)
Number of hotels owned at end of period	234	233	241	239	235

(1)

Effective September 1, 2016, the Company completed the merger with Apple REIT Ten, Inc. and added 56 hotels located in 17 states with an aggregate of 7,209 rooms to the Company's real estate portfolio.

(2)

Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders' equity without restating the presentation of periods prior to the effective date. Under the new lease accounting standard, the Company classified four ground leases as finance leases that were previously classified as operating leases in accordance with the previous accounting standard. Results prior to January 1, 2019 were not restated and therefore, for the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $9.5 million, $9.5 million and $8.9 million, respectively, of operating ground lease expense associated with these four ground leases. See Note 10 titled "Lease Commitments" in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information on the adoption of the lease accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, the introduction of Part I regarding “Forward-Looking Statements,” and Item 1A, “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of December 31, 2020, the Company owned 234 hotels with an aggregate of 29,937 rooms located in urban, high-end suburban and developing markets throughout 34 states, including one hotel with 118 rooms classified as held for sale, which is expected to be sold to an unrelated party in the first quarter of 2021. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

COVID-19 and the Company’s Actions to Mitigate its Impact

The effects of the COVID-19 pandemic on the hotel industry are unprecedented. COVID-19 has disrupted the industry and has dramatically reduced business and leisure travel, which has had a significant adverse impact on, and management expects will continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows. While the economy has shown signs of recovery as some of the initial restrictions put into place during the first half of 2020 have eased, occupancy and average daily rate are still significantly below 2019 levels. Additionally, while vaccines have been developed and were put into distribution beginning in December 2020, there can be no assurances of how quickly they will slow the spread of the pandemic and allow the economy to recover. The Company expects this significant decline in revenue associated with COVID-19 and the overall decline in the U.S. economy to negatively impact the Company’s revenue and operating results for an extended period of time. The Company does not expect a material improvement in results until business travel and general consumer confidence related to the economy and risks associated with COVID-19 improve and government restrictions impacting travel and business operations are broadly lifted.

The following is a brief summary of certain measures the Company, its management companies and its brands have taken to minimize costs and cash outflow to maintain a sound liquidity position:

●

Beginning in March 2020, the Company’s brands and third-party management companies implemented cost elimination and efficiency initiatives at each of the Company’s hotels by reducing labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts. As of December 31, 2020, the Company continued to intentionally consolidate operations at five hotels, down from 38 hotels as of May 2020, in certain market clusters to maximize operational efficiencies. The cost structure of the Company’s primarily rooms-focused hotels allows them to operate cost effectively even at very low occupancy levels.

●

Together with its third-party management companies, the Company enhanced its sales efforts by focusing on COVID-19-specific demand opportunities in certain markets and strategically targeting and maximizing performance based on available demand, such as leisure, government, health care, construction, disaster recovery, insurance, athletics, education, manufacturing and maintenance-focused business.

●	The Company postponed all non-essential capital improvement projects planned for 2020, resulting in a reduction of approximately $50 million from originally planned capital improvements for the year.
●

The Company suspended its monthly distributions, with the last distribution paid March 16, 2020. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and intends to resume distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements and as allowed under the Company’s amended unsecured credit facilities, as discussed below.

●

The Company terminated its written trading plan under its Share Repurchase Program in March 2020 and did not engage in any additional repurchases under its Share Repurchase Program for the balance of 2020.

●

The Company’s Executive Chairman voluntarily agreed to forego six months of salary, the Chief Executive Officer volunteered to reduce his target compensation by 60 percent and the non-employee directors on the Board of Directors volunteered as a group to reduce their annual director fees by more than 15 percent, in each case for calendar year 2020.

●

The Company entered into amendments to its unsecured credit facilities to temporarily waive the financial covenant testing until June 30, 2021. See further discussion in Note 4 titled “Debt” in the Company’s Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Despite the cost reduction initiatives discussed above, the Company does not expect to be able to fully, or even materially, offset revenue losses from COVID-19. The extent and duration of COVID-19 effects are not currently known and these uncertainties continue to make it difficult to predict operating results for the Company’s hotels for the near future. Therefore, while the ongoing vaccination efforts suggest that conditions may continue to gradually improve during 2021, there can be no assurances that the Company will not experience further declines in hotel revenues or earnings at its hotels or how long the effects will continue to impact the Company’s operating results.

Recent Hotel Portfolio Activities

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

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2018 the Company entered into contracts to purchase a combined 224-room dual-branded Hampton Inn & Suites and Home2 Suites complex to be constructed in Cape Canaveral, Florida and a combined 259-room dual-branded Hyatt House and Hyatt Place complex to be constructed in Tempe, Arizona. Construction of the hotels was completed in 2020 and the Company acquired the hotels. The aggregate purchase price of these hotels was approximately $111.3 million, funded by $25.0 million of available cash, $64.6 million of borrowings under the Company’s revolving credit facility and a one-year secured note for $21.7 million payable in May 2021, which principal amount was reduced by $1.1 million in July 2020, representing a credit from the developer for shared construction savings. Also, as of December 31, 2020, the Company had an outstanding contract that was entered into prior to 2020 for the potential purchase of a hotel under development for a total expected purchase price of approximately $49.6 million, which was completed and opened for business in February 2021, at which time the closing on this hotel occurred. The Company utilized borrowings under its revolving credit facility for this acquisition.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2020, the Company sold three hotels for a total combined gross sales price of $55.3 million and recognized a gain on sale of approximately $10.9 million. Additionally, as of December 31, 2020, the Company had an outstanding contract to sell one of its hotels for a gross sales price of approximately $10.3 million, which is expected to be sold in the first quarter of 2021. Although the Company is working towards the sale of the remaining hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase and sale agreement. The Company used the proceeds from the sales, and expects the net proceeds from the remaining sale, to be used to pay down borrowings on the Company’s revolving credit facility, subject to certain restrictions during the Covenant Waiver Period pursuant to the Company’s amended unsecured credit facilities, as discussed further in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional information concerning these transactions.

Effective January 20, 2020, the Company converted its New York, New York Renaissance hotel to an independent boutique hotel. The Company incurred total conversion costs of approximately $1.0 million to complete the transition, of which approximately $0.1 million was incurred in 2019. The intent of the conversion was to provide greater long-term flexibility with the operations of the hotel. As anticipated, the operating results of the hotel declined in the first quarter of 2020 (prior to COVID-19) as compared to the first quarter of 2019 as the management team worked to replace revenue that was historically generated from the Renaissance brand system and have experienced further declines due to COVID-19. With the conversion of this hotel and the October 2019 acquisition of the existing independent boutique hotel in Richmond, Virginia, mentioned above, the Company has two independent boutique hotels with a combined total of 263 rooms.

Hotel Operations

As of December 31, 2020, the Company owned 234 hotels with a total of 29,937 rooms as compared to 233 hotels with a total of 29,870 rooms as of December 31, 2019. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented. During 2020, the Company acquired two newly constructed hotels on April 30, 2020 and two newly constructed hotels on August 13, 2020, and sold one hotel each on January 16, 2020, February 27, 2020 and December 30, 2020. During 2019, the Company acquired one newly developed hotel on March 19, 2019 and two existing hotels (one on March 4, 2019 and one on October 9, 2019), and sold 11 hotels (nine on March 28, 2019, one on December 19, 2019 and one on December 30, 2019). As a result, in addition to the impacts of COVID-19, the comparability of results for the years ended December 31, 2020 and 2019 as discussed below is also impacted by these transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Year Ended December 31,
(in thousands, except statistical data)	2020	Percent of Revenue	2019	Percent of Revenue	Change 2019 to 2020	2018	Percent of Revenue	Change 2018 to 2019
Total revenue	$601,879	100.0%	$1,266,597	100.0%	-52.5%	$1,270,555	100.0%	-0.3%
Hotel operating expense	402,278	66.8%	724,416	57.2%	-44.5%	715,934	56.3%	1.2%
Property taxes, insurance and other expense	76,729	12.7%	75,840	6.0%	1.2%	74,640	5.9%	1.6%
Operating ground lease expense(1)	1,509	0.3%	1,658	0.1%	-9.0%	11,364	0.9%	-85.4%
General and administrative expense	29,374	4.9%	36,210	2.9%	-18.9%	24,294	1.9%	49.0%

Loss on impairment of depreciable real estate assets	5,097		6,467		n/a	3,135		n/a
Depreciation and amortization expense(1)	199,786		193,240		3.4%	183,482		5.3%
Gain on sale of real estate	10,854		5,021		116.2%	152		n/a
Interest and other expense, net(1)	70,835		61,191		15.8%	51,185		19.5%
Income tax expense	332		679		-51.1%	587		15.7%

Net income (loss)	(173,207)		171,917		-200.8%	206,086		-16.6%
Adjusted hotel EBITDA (2)	121,985		464,995		-73.8%	472,806		-1.7%

Number of hotels owned at end of period	234		233		0.4%	241		-3.3%
ADR	$111.49		$137.30		-18.8%	$136.04		0.9%
Occupancy	46.1%		77.0%		-40.1%	76.9%		0.1%
RevPAR	$51.34		$105.72		-51.4%	$104.66		1.0%

(1)

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), electing to recognize and measure its leases prospectively at the beginning of the period of adoption through a cumulative-effect adjustment to shareholders’ equity without restating the presentation of periods prior to the effective date. Under the new lease accounting standard, the Company classified four ground leases as finance leases that were previously classified as operating leases in accordance with the previous accounting standard. In 2020 and 2019, the Company recognized approximately $6.4 million and $4.5 million of amortization expense and approximately $11.4 million and $8.2 million of interest expense, respectively, associated with these four finance leases. Results prior to January 1, 2019 were not restated and therefore, for the year ended December 31, 2018, the Company recognized approximately $9.5 million of operating ground lease expense associated with these four ground leases. See Note 10 titled “Lease Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information on the adoption of the new lease accounting standard.

(2)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in "Non-GAAP Financial Measures" below.

The following table highlights the quarterly impact of COVID-19 on the Company’s ADR, Occupancy, RevPAR and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”) during 2020 as compared to 2019 (in thousands except statistical data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
	2020	2020	2020	2020	2020	2019	2019	2019	2019	2019
ADR	$132.55	$100.76	$104.78	$97.87	$111.49	$136.36	$141.60	$139.21	$131.41	$137.30
Occupancy	60.9%	28.2%	48.6%	46.5%	46.1%	73.9%	81.4%	79.9%	72.9%	77.0%
RevPAR	$80.66	$28.44	$50.94	$45.46	$51.34	$100.71	$115.30	$111.17	$95.85	$105.72
Net income (loss)	$(2,769)	$(78,243)	$(40,948)	$(51,247)	$(173,207)	$38,151	$62,090	$46,223	$25,453	$171,917
Adjusted Hotel EBITDA (1)	$63,297	$704	$34,688	$23,296	$121,985	$108,804	$134,759	$124,596	$96,836	$464,995

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in "Non-GAAP Financial Measures" below.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the U.S., resulting in significant decreases in RevPAR throughout the Company’s hotel portfolio and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and Company; however, the Company currently expects the decline in revenue and operating results as compared to 2019 to continue throughout 2021 and potentially into future years. The Company experienced its most significant decline in operating results during the second quarter of 2020 as compared to the second quarter of 2019, with a 65% decrease in occupancy and a 75% decrease in RevPAR. Occupancy and RevPAR improved in the third and fourth quarters of 2020, with 39% and 36% decreases in occupancy and 54% and 53% decreases in RevPAR, as compared to the third and fourth quarters of 2019, respectively, led by leisure demand. Although the Company expects to experience a gradual recovery as vaccines are distributed to the population, future revenues and operating results could be negatively impacted if, among other things, COVID-19 cases continue to increase, state and local governments and businesses revert back to tighter mitigation restrictions or consumer sentiment deteriorates.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 233 hotels owned and held for use as of December 31, 2020. The Company defines metrics from Comparable Hotels as results generated by the 233 hotels owned and held for use as of the end of the reporting period, and excludes the hotel held for sale. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Year Ended December 31,
	2020	2019	Change 2019 to 2020	2018	Change 2018 to 2019
ADR	$111.62	$138.09	-19.2%	$137.85	0.2%
Occupancy	46.0%	77.1%	-40.3%	77.2%	-0.1%
RevPAR	$51.33	$106.45	-51.8%	$106.43	-

Same Store Operating Results

The following table reflects certain operating statistics for the 221 hotels owned and held for use by the Company as of January 1, 2018 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Year Ended December 31,
	2020	2019	Change 2019 to 2020	2018	Change 2018 to 2019
ADR	$111.46	$137.82	-19.1%	$137.53	0.2%
Occupancy	46.4%	77.2%	-39.9%	77.3%	-0.1%
RevPAR	$51.67	$106.46	-51.5%	$106.35	0.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. As a result of COVID-19, the Company’s revenue and operating results declined during the year ended December 31, 2020 compared to the year ended December 31, 2019, which is consistent with the overall lodging industry. Compared to 2019, the Company expects the declines in revenue and operating results to continue into 2021 and potentially into 2022, but the Company can give no assurances of the amount or period of decline due to the uncertainty regarding the duration and long-term impact of, and governmental and consumer response to, COVID-19.

Results of Operations

A discussion regarding the Company’s results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion regarding the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under the section titled “Results of Operations for Years 2019 and 2018” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020, which is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Information section of the Company’s website at www.applehospitalityreit.com.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the years ended December 31, 2020 and 2019, the Company had total revenue of $0.6 billion and $1.3 billion, respectively. For the years ended December 31, 2020 and 2019, respectively, Comparable Hotels achieved combined average occupancy of 46.0% and 77.1%, ADR of $111.62 and $138.09 and RevPAR of $51.33 and $106.45. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to 2019, the Company experienced decreases in ADR and occupancy in 2020, resulting in a decrease of 51.8% in RevPAR, for Comparable Hotels. During March 2020, the hotel industry and the Company began to see a significant decrease in occupancy as both mandated and voluntary restrictions on travel were implemented throughout the U.S. For Comparable Hotels, average occupancy declined to 17.7% in April before improving to 38.2% in June, 51.7% in September and ending with approximately 46.4% in the fourth quarter of 2020 driven predominately by increased leisure demand over the summer months as a result of improved consumer confidence in travel and the lifting of some COVID-19 mitigation restrictions, but also from a wide variety of demand generators such as government, healthcare, construction, disaster recovery, insurance, athletics, education and local and regional business-related travel. The Company expects this trend to gradually continue, however, future revenues could be negatively impacted if COVID-19 cases continue to increase, state and local governments tighten or implement new mitigation restrictions or consumer sentiment deteriorates.

Hotel Operating Expense

The Company, its management companies and the brands the Company’s hotels are franchised with have all aggressively worked to mitigate costs and uses of cash associated with operating the hotels in a low-occupancy environment and are thoughtfully working to position the hotels to adapt to the changes that may occur to guest preferences in the future. The impact of the situation has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company will continue to evaluate and implement additional measures as the situation evolves.

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2020 and 2019, respectively, hotel operating expense totaled $402.3 million and $724.4 million or 66.8% and 57.2% of total revenue for each respective year. Included in hotel operating expense for the year ended December 31, 2020 were approximately $2.5 million, net of employee retention credits, in separation and furlough costs for hotel employees as a result of the occupancy declines discussed above. The Company has worked and will continue to work with its management companies to optimize staffing models, consolidate operations in markets with multiple properties, and adjust food and beverage offerings and other amenities, among other efficiency initiatives to mitigate the impact of revenue declines on its results of operations. For example, in some markets the Company is “clustering” hotels, whereby multiple properties in a market have consolidated their operations to increase efficiency; the Company has negotiated relaxation of certain brand standards; and the Company has also successfully reduced rates under various service contracts. Although certain operating costs of a hotel are more fixed in nature, such as base utility and maintenance costs, the Company has worked and will continue to work to reduce all non-essential costs including service contracts, utilities in areas not utilized and certain maintenance costs. However, the Company may continue to see ongoing cost increases related to the supplying of personal protective equipment for employees and guests as well as increased sanitation, social distancing and other measures.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2020 and 2019 totaled $76.7 million and $75.8 million, respectively, or 12.7% and 6.0% of total revenue for each respective year, which is consistent with Comparable Hotels expense as a percentage of revenue for the same period. Although the Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted, and will continue to monitor locality guidance as a result of COVID-19, it does not currently anticipate significant decreases in property taxes in 2021 as compared to 2020.

Operating Ground Lease Expense

Operating ground lease expense for the years ended December 31, 2020 and 2019 was $1.5 million and $1.7 million, respectively. Operating ground lease expense primarily represents the expense incurred by the Company to lease land for nine of its hotel properties.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2020 and 2019 was $29.4 million and $36.2 million, respectively, or 4.9% and 2.9% of total revenue for each respective year. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The decrease in general and administrative expense in 2020 as compared to 2019 was primarily due to voluntary reductions in compensation for the Company’s Executive Chairman, Chief Executive Officer and non-employee directors on the Board of Directors, as well as decreased accruals for incentive plan payments associated with the impact on the 2020 Incentive Plan resulting from the decline in operating results as compared to 2019 (see Note 8 titled “Compensation Plans” in the Company’s Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional details). These decreases were partially offset by approximately $2.5 million in 2020 for separation benefits awarded in connection with the previously announced retirements of the Company’s former Chief Operating Officer and former Chief Financial Officer on March 31, 2020. General and administrative expense for 2019 included approximately $2.1 million related to separation agreements with two executive officers who departed during the year.

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

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $5.1 million and $6.5 million for the years ended December 31, 2020 and 2019, respectively, consisting of impairment losses totaling $5.1 million for the Memphis, Tennessee Homewood Suites in 2020 and $6.5 million for the Winston-Salem, North Carolina Courtyard in 2019. See Note 3 titled “Assets Held for Sale and Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $199.8 million and $193.2 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the acquisition of four hotels in 2020 and three hotels in 2019 and renovations completed throughout 2020 and 2019, partially offset by the sale of three hotels in 2020 and 11 hotels in 2019. Additionally, depreciation and amortization expense for the years ended December 31, 2020 and 2019 includes approximately $6.4 million and $4.5 million of expense associated with amortization of the Company’s finance ground leases.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2020 and 2019 was $70.8 million and $61.2 million, respectively, and is net of approximately $0.9 million and $1.3 million, respectively, of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the years ended December 31, 2020 and 2019 includes approximately $11.4 million and $8.2 million of interest recorded on the Company’s finance lease liabilities.

Interest expense related to the Company’s debt instruments increased as a result of increased average borrowings and increased interest rate margins on the Company’s unsecured term loans in 2020 as compared to 2019, partially offset by a decrease in the interest rate indexes on which the Company’s variable-rate loans are based. However, the Company anticipates interest expense to be higher in 2021 compared to 2020 due to increased average interest rates as compared to 2020. In March 2020, the Company drew the remaining availability under its revolving credit facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the financial markets resulting from COVID-19. As of December 31, 2020, the Company had repaid approximately $319.2 million in connection with the amendments of its unsecured credit facilities (discussed below) and as a result of improved operating cash flow in the second half of 2020. See Note 4 titled “Debt” in the Company’s Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional discussion of the Company’s amended unsecured credit facilities. In addition to increases in interest due to the Company’s unsecured credit facilities, interest on the Company’s finance leases increased approximately $3.2 million during 2020 as compared to 2019 due to a required increase under one of its leases.

Non-GAAP Financial Measures

The Company considers the following non-GAAP financial measures useful to investors as key supplemental measures of its operating performance: Funds from Operations (“FFO”), Modified FFO (“MFFO”), Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), Adjusted EBITDAre (“Adjusted EBITDAre”) and Adjusted Hotel EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss), cash flow from operations or any other operating GAAP measure. FFO, MFFO, EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA are not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although FFO, MFFO, EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA, as calculated by the Company, may not be comparable to FFO, MFFO, EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA, as reported by other companies that do not define such terms exactly as the Company defines such terms, the Company believes these supplemental measures are useful to investors when comparing the Company’s results between periods and with other REITs.

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

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(173,207)	$171,917	$206,086
Depreciation of real estate owned	192,346	187,729	182,527
Gain on sale of real estate	(10,854)	(5,021)	(152)
Loss on impairment of depreciable real estate assets	5,097	6,467	3,135
Funds from operations	13,382	361,092	391,596
Amortization of finance ground lease assets	6,433	4,517	-
Amortization of favorable and unfavorable operating leases, net	442	124	647
Non-cash straight-line operating ground lease expense	180	188	3,542
Modified funds from operations	$20,437	$365,921	$395,785

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

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018(1)
Net income (loss)	$(173,207)	$171,917	$206,086
Depreciation and amortization	199,786	193,240	183,482
Amortization of favorable and unfavorable operating leases, net	442	124	647
Interest and other expense, net	70,835	61,191	51,185
Income tax expense	332	679	587
EBITDA	98,188	427,151	441,987
Gain on sale of real estate	(10,854)	(5,021)	(152)
Loss on impairment of depreciable real estate assets	5,097	6,467	3,135
EBITDAre	92,431	428,597	444,970
Non-cash straight-line operating ground lease expense	180	188	3,542
Adjusted EBITDAre	92,611	428,785	448,512
General and administrative expense	29,374	36,210	24,294
Adjusted Hotel EBITDA	$121,985	$464,995	$472,806

(1)

EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the year ended December 31, 2018 include approximately $5.7 million of lease payments recorded to operating ground lease expense related to four of the Company’s ground leases that were classified as operating leases prior to 2019. Under the current lease accounting standard, effective January 1, 2019, these four ground leases are classified as finance leases, for which the Company recognizes amortization expense and interest expense in the Company’s consolidated statements of operations (both of which are excluded from EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA calculations), instead of operating ground lease expense.

The following tables reconcile the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the years ended December 31, 2020 and 2019 (in thousands).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2020	2020	2020	2020
Net income (loss)	$(2,769)	$(78,243)	$(40,948)	$(51,247)
Depreciation and amortization	49,522	49,897	50,171	50,196
Amortization of favorable and unfavorable operating leases, net	101	101	103	137
Interest and other expense, net	15,566	18,386	18,531	18,352
Income tax expense	146	58	61	67
EBITDA	62,566	(9,801)	27,918	17,505
(Gain) loss on sale of real estate	(8,839)	54	-	(2,069)
Loss on impairment of depreciable real estate assets	-	4,382	-	715
EBITDAre	53,727	(5,365)	27,918	16,151
Non-cash straight-line operating ground lease expense	47	44	44	45
Adjusted EBITDAre	53,774	(5,321)	27,962	16,196
General and administrative expense	9,523	6,025	6,726	7,100
Adjusted Hotel EBITDA	$63,297	$704	$34,688	$23,296

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2019	2019	2019	2019
Net income (loss)	$38,151	$62,090	$46,223	$25,453
Depreciation and amortization	47,950	48,109	47,887	49,294
Amortization of favorable and unfavorable operating leases, net	31	31	31	31
Interest and other expense, net	15,494	15,857	14,759	15,081
Income tax expense	206	156	143	174
EBITDA	101,832	126,243	109,043	90,033
(Gain) loss on sale of real estate	(1,213)	161	-	(3,969)
Loss on impairment of depreciable real estate assets	-	-	6,467	-
EBITDAre	100,619	126,404	115,510	86,064
Non-cash straight-line operating ground lease expense	48	47	47	46
Adjusted EBITDAre	100,667	126,451	115,557	86,110
General and administrative expense	8,137	8,308	9,039	10,726
Adjusted Hotel EBITDA	$108,804	$134,759	$124,596	$96,836

Hotels Owned

As of December 31, 2020, the Company owned 234 hotels with an aggregate of 29,937 rooms located in 34 states, including one hotel with 118 rooms classified as held for sale, which is expected to be sold to an unrelated party in the first quarter of 2021. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. Refer to Part I, Item 2, of this Annual Report on Form 10-K for tables summarizing the number of hotels and rooms by state, and summarizing the location, brand, manager, date acquired or completed and number of rooms for each of the 234 hotels the Company owned as of December 31, 2020.

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

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2020 (in thousands):

		Amount of Commitments Expiring per Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$49,632	$49,632	$-	$-	$-
Debt (including interest of $247.9 million)	1,736,451	129,133	606,731	633,273	367,314
Finance Leases	506,819	9,618	19,883	22,851	454,467
Operating Leases	36,019	1,108	1,699	1,541	31,671
	$2,328,921	$189,491	$628,313	$657,665	$853,452

Capital Resources

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its revolving credit facility. Periodically, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties (such as the sale of three hotels in 2020 for proceeds of approximately $55 million discussed above in “2020 Hotel Portfolio Activities”) and offerings of the Company’s common shares, including pursuant to the 2020 ATM Program. As a result of declines in occupancy caused by

COVID-19, the Company anticipates significantly reduced cash from operations until travel increases in the U.S. To increase readily available liquidity, in March 2020, the Company drew the remaining availability under its $425 million revolving credit facility. In connection with entering into amendments for each of its unsecured credit facilities (discussed below) and as a result of improved operating cash flows during the second half of 2020, the Company has repaid approximately $319.2 million of borrowings under its revolving credit facility as of December 31, 2020. In 2020, the Company took additional steps to preserve capital and increase liquidity, including postponing approximately $50 million of non-essential capital improvements, suspending its monthly distributions and entering into contracts for potential dispositions. Additionally, as a result of the effects of COVID-19 on the economic environment, for certain hotels, the lenders for the associated mortgage loans granted the Company’s request for temporary deferrals of principal and interest payments, which have all resumed as of December 31, 2020. The Company anticipates funding its near-term cash needs with operating cash flows generated from the Company’s properties and availability under its revolving credit facility.

As of December 31, 2020, the Company had approximately $1.5 billion of total outstanding debt consisting of $512.8 million of mortgage debt and $975.8 million outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of December 31, 2020, the Company had available corporate cash on hand of approximately $5.6 million. The Company’s unused borrowing capacity under its $425 million revolving credit facility as of December 31, 2020 was $319.2 million. In the near term, the impact of COVID-19 on the global economy, including any sustained decline in the Company’s performance, may make it more difficult or costly for the Company to raise debt or equity capital to fund long-term liquidity requirements. The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments. As a result of COVID-19 and the associated disruption to the Company’s operating results, during April 2020, the Company anticipated that it may not be able to maintain compliance with certain of these covenants in future periods. As a result, on June 5, 2020, the Company entered into amendments to each of the unsecured credit facilities. The amendments suspend the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate is required to be delivered for the fiscal quarter ending June 30, 2021 (unless the Company elects an earlier date) (the “Covenant Waiver Period”), and provide for, among other restrictions, the following during the Covenant Waiver Period:

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

As of December 31, 2020, the Company was in compliance with the applicable covenants of the credit agreements as amended. However, as a result of the continued disruption from COVID-19 and the related uncertainty on the Company’s operating results, the Company anticipates that it could potentially not be in compliance with certain of the covenants as amended in future periods if the existing Covenant Waiver Period is not further extended. In January 2021, the Company notified lenders under its credit facilities of the anticipated potential non-compliance with certain covenants and anticipates entering into amendments to each of the credit facilities to extend the waiver period for the testing of all but two of its financial maintenance covenants through March 31, 2022. The waiver period for the testing of the ratio of Adjusted Consolidated EBITDA to Consolidated Fixed Charges and the ratio of Unencumbered Adjusted NOI to Consolidated Implied Interest Expense for Consolidated Unsecured Indebtedness is anticipated to be extended through December 31, 2021. The Company anticipates that the conditions to obtaining the waivers that currently apply during the Covenant Waiver Period, as implemented in the June 2020 amendments, will generally continue to apply during the extended covenant waiver period described above, including restrictions on the amount of the Company’s distributions, capital expenditures, and share repurchases and acquisitions, but the Company anticipates that the amendments will provide additional flexibility regarding certain of the conditions relative to the current restrictions, including an increased allowance for acquiring unencumbered assets through either proceeds from unencumbered asset sales or equity issuances. The Company also anticipates that the anticipated amendments will provide for less restrictive thresholds for certain financial covenant ratios once covenant testing recommences at the end of the extended covenant waiver period for a transitional period. As part of the amendments, the interest rate under each of its credit facilities is expected to increase 15 basis points during the extended covenant waiver period. Although the Company is close to finalizing these amendments and anticipates completing them in the near future, the amendments have not yet been finalized and the final terms could change. Thus, no assurances can be given as to the final terms of the amendments or that the Company will be able to complete the amendments. If the contemplated amendments are not entered into, and the Company does not meet its applicable covenant requirements in future periods, the Company will be in default under each credit facility. Defaults may result in additional interest expense and a potential acceleration of amounts due under each credit facility, which would have a material adverse effect on the Company if it is unable to obtain alternative sources of capital to repay such amounts. See Note 4 titled “Debt” in the Company’s Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2020.

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

In connection with the shelf registration statement, on August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). As of December 31, 2020, the Company has not sold any common shares under the ATM Program. The Company plans to use the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility and, under certain circumstances, to repay proportionally amounts under each of the Company’s revolving credit facility, term loans and senior notes. The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital, subject to certain restrictions during the Covenant Waiver Period pursuant to the Company’s amended unsecured credit facilities, as discussed further in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

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

As discussed in Note 3, “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, as of December 31, 2020, the Company had an outstanding contract to sell one of its hotels for a gross sales price of approximately $10.3 million. The Company expects to complete the sale of this hotel in the first quarter of 2021. The net proceeds from the sale will be used to pay down borrowings on the Company’s revolving credit facility.

Capital Uses

Although there can be no assurances, the Company anticipates that available cash and availability under its revolving credit facility as of December 31, 2020, including increased availability from repayments with proceeds from sales of properties, will be adequate to meet its near-term potential operating cash flow deficits that may result from the effects of COVID-19, debt service, hotel acquisitions and capital expenditures. Though not expected, if the Company is unable to meet its near-term anticipated capital uses as currently planned, it may raise capital through dispositions of assets, issuances of equity or debt, which may be more costly to the Company in the current environment.

Distributions

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions paid for the years ended December 31, 2020, 2019 and 2018 were $0.30, $1.20 and $1.20 per common share, respectively and were paid at a monthly rate of $0.10 per common share through March 2020 for a total of approximately $67.4 million, $268.7 million and $275.9 million, respectively. For the same periods, the Company’s net cash generated from operations was approximately $26.7 million, $381.7 million and $404.8 million, respectively. The shortfall for 2020 includes a return of capital and was funded primarily by borrowings on the Company’s revolving credit facility. As a result of COVID-19 and the impact on its business, the Company suspended its monthly distributions in March 2020. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and intends to resume distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements or in order to maintain its REIT status for federal income tax purposes, subject to any applicable distribution restrictions under the Company’s unsecured credit facilities. As discussed in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K, distributions are currently subject to certain restrictions that apply during the Covenant Waiver Period pursuant to the terms of the June 2020 amendments to the Company’s unsecured credit facilities. The Company incurred a net loss for the year ended December 31, 2020 resulting in a net loss carryforward for federal income tax purposes of approximately $67.0 million, which will be applied to future taxable earnings subject to limitations imposed by the Code, as amended, which will likely delay the need to make additional distributions to maintain the Company’s REIT status.

Share Repurchases

In May 2020, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier. During 2020, 2019 and 2018, the Company purchased, under its Share Repurchase Program, approximately 1.5 million, 0.3 million and 6.6 million of its common shares, respectively, at a weighted-average market purchase price of approximately $9.42, $14.92 and $15.87 per common share, respectively, for an aggregate purchase price, including commissions, of approximately $14.3 million, $4.3 million and $104.3 million, respectively. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Exchange Act. In March 2020 the Company terminated its written trading plan under the Share Repurchase Program and did not engage in additional repurchases under the Share Repurchase Program during the balance of 2020. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to any applicable restrictions under the Company’s unsecured credit facilities. As discussed in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K, share repurchases are currently subject to certain restrictions that apply during the Covenant Waiver Period pursuant to the terms of the June 2020 amendments to the Company’s unsecured credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company has ongoing capital commitments to fund its capital improvements. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2020, the Company held approximately $25.3 million in reserve related to these properties. During 2020, the Company invested approximately $37.6 million in capital expenditures, which was approximately $50 million less than originally planned as the Company postponed all planned non-essential capital improvements after March 2020 in order to maintain a sound liquidity position as a result of COVID-19. The Company anticipates spending approximately $25 to $30 million during 2021, which includes various renovation projects. The amended covenants on the Company’s unsecured debt contain restrictions on the amount and type of spending for capital improvements during the Covenant Waiver Period, as discussed further in “Capital Resources” above. The Company does not currently have any existing or planned projects for new property development.

Hotel Purchase Contract Commitments

As of December 31, 2020, the Company had one outstanding contract, which was entered into prior to 2020, for the potential purchase of a newly developed hotel for a total expected purchase price of approximately $49.6 million. The hotel was completed and opened for business in February 2021, at which time closing on this hotel occurred. The Company utilized borrowings under its revolving credit facility to purchase the hotel.

Lease Commitments

Under the terms of the Company’s ground leases, certain minimum lease payments are subject to change based on criteria specified in the lease. Minimum lease payments may be estimated if the change date occurs and the new minimum lease payments are not yet determinable. During 2019, the Company estimated a required increase in lease payments under one of its finance ground leases, resulting in an increase in the finance ground lease right-of-use (“ROU”) asset and liability at the anticipated date of the change. The amount of the increase and the effective date of the change are subject to agreement with the lessor and could increase in the future. As of December 31, 2020, the Company and the lessor had not reached an agreement on the increase in future lease payments and, as a result, the projected future lease payments and impact on the lease ROU asset and liability is uncertain. See Note 10 titled “Lease Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for additional information.

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

Management and Franchise Agreements

Each of the Company’s 234 hotels owned as of December 31, 2020 is operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. Fifteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with the applicable franchisor. See Note 9 titled “Management and Franchise Agreements” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information pertaining to the management and franchise agreements, including a listing of the Company’s hotel management companies.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes it has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry has been historically seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns did not have as significant of an impact on the overall fluctuations in occupancy rates and hotel revenues in the first half of 2020, although the Company experienced some seasonal decrease in demand in November and December. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of one property recorded in 2020, one property recorded in 2019 and three properties recorded in 2018 totaling approximately $5.1 million, $6.5 million and $3.1 million, respectively, as discussed herein in Note 3 titled “Assets Held for Sale and Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in Part II, Item 8 of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for information on the adoption of the new fair value measurement accounting standard on January 1, 2020 and the guidance in the reference rate reform accounting standard effective in March 2020.

Subsequent Events

On February 18, 2021, the Company closed on the purchase of the newly developed 176-room Hilton Garden Inn in Madison, Wisconsin, for a gross purchase price of approximately $49.6 million, utilizing borrowings on the Company’s revolving credit facility.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2020, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of December 31, 2020, after giving effect to interest rate swaps, as described below, approximately $201.4 million, or approximately 14% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2020, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.2 million (subject to the LIBOR floor as discussed in Note 4 titled “Debt” in the Company’s Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K), all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2020, the Company’s variable-rate debt consisted of its credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $820 million of term loans, and a $20.6 million loan secured by two of its properties. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2020, the Company had 14 interest rate swap agreements that effectively fix the interest payments on approximately $745.0 million of the Company’s variable-rate debt outstanding with maturity dates ranging from March 2021 to December 2029. In addition, the Company has entered into an interest rate swap agreement which, beginning May 18, 2021, will effectively fix the interest rate on an additional $75 million of its variable-rate debt. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s interest rate swaps as of December 31, 2020.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as one $50 million fixed-rate senior notes facility. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its credit facilities at December 31, 2020. All dollar amounts are in thousands.

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$70,724	$215,631	$296,213	$338,597	$245,140	$322,265	$1,488,570	$1,494,175
Average interest rates (1)	3.9%	3.8%	4.0%	4.2%	4.3%	4.3%

Variable-rate debt:
Maturities	$20,551	$105,800	$250,000	$310,000	$175,000	$85,000	$946,351	$931,264
Average interest rates (1)	3.6%	3.7%	4.0%	4.4%	4.8%	5.4%

Fixed-rate debt:
Maturities	$50,173	$109,831	$46,213	$28,597	$70,140	$237,265	$542,219	$562,911
Average interest rates	4.3%	4.1%	4.0%	4.0%	3.9%	3.9%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting

February 23, 2021

To the Shareholders

Apple Hospitality REIT, Inc.

Management of Apple Hospitality REIT, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive, principal financial and principal accounting officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ Justin G. Knight	/s/ Elizabeth S. Perkins	/s/ Rachel S. Labrecque
Justin G. Knight, Chief Executive Officer	Elizabeth S. Perkins, Chief Financial Officer	Rachel S. Labrecque, Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apple Hospitality REIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(2) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Investments in Real Estate – Indicators of impairment

Description of the Matter

As of December 31, 2020, the Company had investments in real estate, net of accumulated depreciation and amortization of $4.7 billion.  As more fully described in Notes 1 and 3 to the consolidated financial statements, the Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amounts. Many indicators of impairment, such as a change in the intended holding period of the property, are subjective and the Company also prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

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

Richmond, Virginia

February 23, 2021

Apple Hospitality REIT , Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2020	2019

Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,235,698 and $1,054,429, respectively	$4,732,896	$4,825,738
Assets held for sale	5,316	12,093
Cash and cash equivalents	5,556	-
Restricted cash-furniture, fixtures and other escrows	28,812	34,661
Due from third party managers, net	22,137	26,926
Other assets, net	35,042	42,993
Total Assets	$4,829,759	$4,942,411

Liabilities
Debt, net	$1,482,571	$1,320,407
Finance lease liabilities	219,981	216,627
Accounts payable and other liabilities	97,860	114,364
Total Liabilities	1,800,412	1,651,398

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,212,346 and 223,862,913 shares, respectively	4,488,419	4,493,763
Accumulated other comprehensive loss	(42,802)	(4,698)
Distributions greater than net income	(1,416,270)	(1,198,052)
Total Shareholders' Equity	3,029,347	3,291,013

Total Liabilities and Shareholders' Equity	$4,829,759	$4,942,411

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Room	$560,485	$1,167,203	$1,172,331
Food and beverage	16,719	59,815	62,600
Other	24,675	39,579	35,624
Total revenue	601,879	1,266,597	1,270,555

Expenses:
Hotel operating expense:
Operating	156,099	312,449	315,363
Hotel administrative	68,473	103,895	102,019
Sales and marketing	61,003	116,089	105,834
Utilities	33,412	40,598	42,474
Repair and maintenance	37,087	52,695	51,813
Franchise fees	26,387	54,862	54,494
Management fees	19,817	43,828	43,937
Total hotel operating expense	402,278	724,416	715,934
Property taxes, insurance and other	76,729	75,840	74,640
Operating ground lease	1,509	1,658	11,364
General and administrative	29,374	36,210	24,294
Loss on impairment of depreciable real estate assets	5,097	6,467	3,135
Depreciation and amortization	199,786	193,240	183,482
Total expense	714,773	1,037,831	1,012,849

Gain on sale of real estate	10,854	5,021	152

Operating income (loss)	(102,040)	233,787	257,858

Interest and other expense, net	(70,835)	(61,191)	(51,185)

Income (loss) before income taxes	(172,875)	172,596	206,673

Income tax expense	(332)	(679)	(587)

Net income (loss)	$(173,207)	$171,917	$206,086

Other comprehensive income (loss):
Interest rate derivatives	(38,104)	(14,704)	228

Comprehensive income (loss)	$(211,311)	$157,213	$206,314

Basic and diluted net income (loss) per common share	$(0.77)	$0.77	$0.90

Weighted average common shares outstanding - basic and diluted	223,544	223,910	229,659

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands, except per share data)

			Accumulated
	Common Stock		Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2017	229,962	$4,588,188	$9,778	$(1,026,881)	$3,571,085
Share based compensation, net	362	6,512	-	-	6,512
Issuance of common shares, net	243	4,677	-	-	4,677
Common shares repurchased	(6,570)	(104,304)	-	-	(104,304)
Interest rate derivatives	-	-	228	-	228
Net income	-	-	-	206,086	206,086
Distributions declared to shareholders ($1.20 per share)	-	-	-	(275,274)	(275,274)
Balance at December 31, 2018	223,997	4,495,073	10,006	(1,096,069)	3,409,010
Cumulative effect of the adoption of ASU 2016-02 related to leases	-	-	-	(5,201)	(5,201)
Share based compensation, net	156	3,025	-	-	3,025
Common shares repurchased	(290)	(4,335)	-	-	(4,335)
Interest rate derivatives	-	-	(14,704)	-	(14,704)
Net income	-	-	-	171,917	171,917
Distributions declared to shareholders ($1.20 per share)	-	-	-	(268,699)	(268,699)
Balance at December 31, 2019	223,863	4,493,763	(4,698)	(1,198,052)	3,291,013
Share based compensation, net	870	9,368	-	-	9,368
Equity issuance costs	-	(376)	-	-	(376)
Common shares repurchased	(1,521)	(14,336)	-	-	(14,336)
Interest rate derivatives	-	-	(38,104)	-	(38,104)
Net loss	-	-	-	(173,207)	(173,207)
Distributions declared to shareholders ($.20 per share)	-	-	-	(45,011)	(45,011)
Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December, 31
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(173,207)	$171,917	$206,086
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	199,786	193,240	183,482
Loss on impairment of depreciable real estate assets	5,097	6,467	3,135
Gain on sale of real estate	(10,854)	(5,021)	(152)
Other non-cash expenses, net	8,859	4,520	7,972
Changes in operating assets and liabilities:
Decrease in due from third party managers, net	4,795	2,221	2,027
Increase in other assets, net	(580)	(821)	(772)
Increase (decrease) in accounts payable and other liabilities	(7,168)	9,151	3,034
Net cash provided by operating activities	26,728	381,674	404,812

Cash flows from investing activities:
Acquisition of hotel properties, net	(88,677)	(59,424)	(150,746)
Refunds (payments) for potential acquisitions, net	476	(1,229)	(537)
Capital improvements	(48,559)	(74,896)	(74,293)
Net proceeds from sale of real estate	54,499	121,225	15,416
Net cash used in investing activities	(82,261)	(14,324)	(210,160)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	(377)	-	4,677
Repurchases of common shares	(14,336)	(4,335)	(104,304)
Repurchases of common shares to satisfy employee withholding requirements	(2,532)	(577)	(1,525)
Distributions paid to common shareholders	(67,378)	(268,672)	(275,892)
Net proceeds from (payments on) revolving credit facility	54,900	(217,900)	268,800
Net payments on extinguished revolving credit facility	-	-	(106,900)
Proceeds from term loans and senior notes	50,000	160,000	575,000
Repayment of term loans and senior notes	-	-	(575,000)
Proceeds from mortgage debt and other loans	81,520	-	44,000
Payments of mortgage debt and other loans	(44,268)	(33,806)	(12,663)
Financing costs	(2,289)	(1,031)	(7,004)
Net cash provided by (used in) financing activities	55,240	(366,321)	(190,811)

Net change in cash, cash equivalents and restricted cash	(293)	1,029	3,841

Cash, cash equivalents and restricted cash, beginning of period	34,661	33,632	29,791

Cash, cash equivalents and restricted cash, end of period	$34,368	$34,661	$33,632

Supplemental cash flow information:
Interest paid	$63,531	$59,877	$50,312
Income taxes paid	$980	$790	$887

Supplemental disclosure of noncash investing and financing activities:
Notes payable originated from acquisitions	$20,551	$-	$-
Accrued distribution to common shareholders	$-	$22,386	$22,400

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$-	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	34,661	33,632	29,791
Cash, cash equivalents and restricted cash, beginning of period	$34,661	$33,632	$29,791

Cash and cash equivalents, end of period	$5,556	$-	$-
Restricted cash-furniture, fixtures and other escrows, end of period	28,812	34,661	33,632
Cash, cash equivalents and restricted cash, end of period	$34,368	$34,661	$33,632

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2020, the Company owned 234 hotels with an aggregate of 29,937 rooms located in 34 states, including one hotel with 118 rooms classified as held for sale, which is expected to be sold to an unrelated party in the first quarter of 2021. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation and Amortization listed in the Index at Item 15 has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

The Company has elected to be treated as a REIT for federal income tax purposes. The Company has a wholly-owned taxable REIT subsidiary (or subsidiaries thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

Novel Coronavirus COVID-19 Pandemic

As a result of the current novel coronavirus COVID-19 pandemic (“COVID-19”) and the impact it has had on travel and the broader economy throughout the U.S., the Company’s hotels have experienced significant declines in occupancy, which has had and is expected to continue to have a significant negative effect on the Company’s revenue and operating results. There remains significant uncertainty as to when operations at the hotels will return to normalized levels. As of December 31, 2020, although each of the Company’s hotels was open and receiving reservations, the Company continued to intentionally consolidate operations for five hotels, down from 38 hotels as of May 2020, in certain market clusters to maximize operational efficiencies.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. Given the disruption in 2020 caused by COVID-19, the Company performed an annual recoverability analysis by comparing each property's net book value to its estimated operating income based on assumptions and estimates about the property's future revenues, expenses and capital expenditures after recovery from disruption resulting from COVID-19 and other disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of one property recorded in 2020, one property recorded in 2019 and three properties recorded in 2018 totaling approximately $5.1 million, $6.5 million and $3.1 million, respectively, as discussed in Note 3.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2020, the Company had one hotel classified as held for sale, which is expected to be sold to an unrelated party in the first quarter of 2021. As of December 31, 2019, the Company had one hotel classified as held for sale, which was sold to an unrelated party in January 2020, discussed further in Note 3.

Revenue Recognition

Revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other hotel revenues, and are presented on a disaggregated basis in the Company’s consolidated statements of operations. The Company recognizes hotel operating revenue when guest rooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. Room revenue is recognized when the Company’s hotels satisfy their performance obligation of providing a hotel room. The hotel reservation defines the terms of the agreement including an agreed-upon rate and length of stay. Food and beverage revenue is recognized at the time the food or beverage is purchased by and provided to the customer. Other operating revenue is recognized at the time when the goods or services are provided to the customer or when the performance obligation is satisfied. Payment is due at the time that goods or services are rendered or billed. For room revenue, payment is typically due and paid in full at the end of the stay with some customers prepaying for their rooms prior to the stay. Payments received from a customer prior to arrival are recorded as an advance deposit and are recognized as revenue at the time of occupancy.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which is comprised of unrealized gains or losses resulting from hedging activity.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted net income (loss) per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Basic and dilutive net income (loss) per common share were the same for each of the years presented.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (“the Code”). Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation, straight-line operating ground lease expense, amortization of favorable and unfavorable leases, amortization and interest expense versus lease payments related to finance ground leases, loss on impairment of depreciable real estate assets and gain (loss) on sale of real estate assets. The characterization of 2020 paid distributions of $0.30 per share for tax purposes was 100% return of capital, 2019 paid distributions of $1.20 per share for tax purposes was 78% ordinary income and 22% return of capital and 2018 paid distributions of $1.20 per share for tax purposes was 84% ordinary income and 16% return of capital. The Company’s REIT incurred a net loss for the year ended December 31, 2020. The total net loss carryforward for federal income tax purposes was approximately $67.0 million as of December 31, 2020, and will not expire but is subject to limitations as imposed by the Code for REITs. No provision for U.S. Federal income taxes has been included in the Company’s financial statements for the year ended December 31, 2020 related to its REIT activities.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. Due to historical cumulative operating losses, the taxable REIT subsidiary did not incur federal income tax for the three years ended December 31, 2020 and recorded a valuation allowance against the entire deferred asset for all periods presented. The total net operating loss carry forward for federal income tax purposes was approximately $140 million as of December 31, 2020, $101 million as of December 31, 2019 and $94 million as of December 31, 2018. The net operating losses expire beginning in 2028. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for the carrying value (basis) of the investment in properties. The Company’s income tax expense as shown in the consolidated statements of operations primarily includes franchise and income taxes at the state jurisdiction level, which do not have any associated material deferred taxes.

As of December 31, 2020, the tax years that remain subject to examination by major tax jurisdictions generally include 2017-2020.

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

Accounting Standards Recently Adopted

Fair Value Measurement

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in ASU No. 2020-04 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU No. 2020-04 became effective upon issuance and the provisions of the ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures as of December 31, 2020.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Land	$725,512	$724,054
Building and Improvements	4,525,850	4,458,383
Furniture, Fixtures and Equipment	499,865	486,386
Finance Ground Lease Assets	203,617	197,617
Franchise Fees	13,750	13,727
	5,968,594	5,880,167
Less Accumulated Depreciation and Amortization	(1,235,698)	(1,054,429)
Investment in Real Estate, net	$4,732,896	$4,825,738

As of December 31, 2020, the Company owned 234 hotels with an aggregate of 29,937 rooms located in 34 states, including one hotel with 118 rooms classified as held for sale, which is expected to be sold to an unrelated party in the first quarter of 2021.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

2020 and 2019 Acquisitions

During 2020, the Company acquired four hotels. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

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

The Company utilized $25.0 million of its available cash and entered into a one-year note payable with the developer secured by the hotels for $21.7 million to fund the purchase price of the Cape Canaveral, Florida hotels. The note payable bears interest, which is payable monthly, at a floating annual rate equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”) plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings. The Company used borrowings under its revolving credit facility to purchase each of the other hotels acquired in 2020 and 2019. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the four hotels acquired during 2020, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2020 was approximately $3.5 million and $(1.5) million, respectively. For the three hotels acquired during 2019, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2019 was approximately $9.6 million and $1.8 million, respectively.

Note 3

Assets Held for Sale and Dispositions

Assets Held for Sale

In October 2020, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its Charlotte, North Carolina Homewood Suites for a gross sales price of $10.3 million. Since the buyer under the contract had completed its due diligence and had made a non-refundable deposit, as of December 31, 2020, the Company classified the hotel as assets held for sale in its consolidated balance sheet at its carrying value (which was less than the contract price, net of costs to sell). The Company expects to complete the sale of the hotel in the first quarter of 2021, resulting in a gain which will be recognized at that time. The estimated gain is calculated as the total sales price, net of commissions and selling costs, less the carrying value totaling approximately $5.3 million as of December 31, 2020. The net proceeds from the sale will be used to pay down borrowings on the Company’s revolving credit facility, subject to certain restrictions during the Covenant Waiver Period pursuant to the Company’s amended unsecured credit facilities, as discussed further in Note 4.

2020 Dispositions

During the year ended December 31, 2020, the Company sold three hotels in three transactions with unrelated parties for a total combined gross sales price of approximately $55.3 million, resulting in a combined gain on sale of approximately $10.9 million, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2020. The three hotels had a total carrying value of approximately $43.8 million at the time of the sale. The following table lists the three hotels sold:

City	State	Brand	Date Sold	Rooms
Sanford	FL	SpringHill Suites	1/16/2020	105
Boise	ID	SpringHill Suites	2/27/2020	230
Tulare	CA	Hampton	12/30/2020	86
Total				421

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $0.0 million, $(0.1) million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, relating to the results of operations of the 18 hotels noted above (the one hotel classified as held for sale at December 31, 2020, the three hotels sold in 2020, the 11 hotels sold in 2019 and the three hotels sold in 2018) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2020, as applicable. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

 Loss on Impairment of Depreciable Real Estate Assets

During the years ended December 31, 2020, 2019 and 2018, the Company recorded impairment losses totaling approximately $5.1 million, $6.5 million and $3.1 million.

In 2020, the Company entered into two purchase and sale agreements with unrelated parties for the sale of its 140-room Memphis, Tennessee Homewood Suites, the first of which was terminated October 2020 and the second of which was signed in November 2020. As a result, the Company recognized impairment losses totaling approximately $5.1 million in 2020, representing the difference between the carrying values of the hotel and the contracted sales prices, net of estimated selling costs, which are Level 1 inputs under the fair value hierarchy. Although the Company is working towards the sale of this hotel, the contract is still in the due diligence review period as of February 23, 2021 and there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that a closing on this hotel will occur under the outstanding purchase and sale agreement. If the closing occurs, this sale is expected to be completed in the first half of 2021.

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

Note 4

Debt

Summary

As of December 31, 2020 and 2019, the Company’s debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Revolving credit facility	$105,800	$50,900
Term loans and senior notes, net	864,225	813,934
Mortgage debt, net	512,546	455,573
Debt, net	$1,482,571	$1,320,407

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2020 (including the revolving credit facility, term loans and mortgage debt), for the five years subsequent to December 31, 2020 and thereafter are as follows (in thousands):

2021	$70,724
2022	215,631
2023	296,213
2024	338,597
2025	245,140
Thereafter	322,265
1,488,570
Unamortized fair value adjustment of assumed debt	1,624
Unamortized debt issuance costs	(7,623)
Total	$1,482,571

The Company uses interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at December 31, 2020 and 2019, is set forth below. All dollar amounts are in thousands.

	December 31, 2020	Percentage	December 31, 2019	Percentage
Fixed-rate debt (1)	$1,287,219	86%	$1,297,467	98%
Variable-rate debt	201,351	14%	28,400	2%
Total	$1,488,570		$1,325,867
Weighted-average interest rate of debt	3.86%		3.59%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

Credit Facilities Amendments

As a result of COVID-19 and the associated disruption to the Company’s operating results, during April 2020, the Company anticipated that it may not be able to maintain compliance with certain covenants under each of its unsecured credit facilities described below in future periods. As a result, on June 5, 2020, the Company entered into amendments to each of the unsecured credit facilities.

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

The amendments also modify the calculation of the existing financial covenants for the four quarters subsequent to the end of the Covenant Waiver Period to annualize calculated amounts to the extent the most recently ended fiscal quarter is not at least four fiscal quarters from the end of the Covenant Waiver Period, and provide for an increase in the LIBOR floor under the credit agreements from 0 to 25 basis points for Eurodollar Rate Loans (as defined in the credit agreements) and establish a Base Rate (as defined in the credit agreements) floor of 1.25% on the revolving credit facility, and any term loans under the credit agreements that are not hedged. Except as otherwise set forth in the amendments, the terms of the credit agreements remain in effect.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants, restrictions on certain investments and events of default. The credit agreements contain the following financial and restrictive covenants, each of which are suspended during the Covenant Waiver Period (capitalized terms are defined in the credit agreements):

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

As of December 31, 2020, the Company was in compliance with the applicable covenants of the credit agreements as amended. However, as a result of the continued disruption from COVID-19 and the related uncertainty on the Company’s operating results, the Company anticipates that it could potentially not be in compliance with certain of the covenants as amended in future periods if the existing Covenant Waiver Period is not further extended. In January 2021, the Company notified lenders under its credit facilities of the anticipated potential non-compliance with certain covenants and anticipates entering into amendments to each of the credit facilities to extend the waiver period for the testing of all but two of its financial maintenance covenants through March 31, 2022. The waiver period for the testing of the ratio of Adjusted

Consolidated EBITDA to Consolidated Fixed Charges and the ratio of Unencumbered Adjusted NOI to Consolidated Implied Interest Expense for Consolidated Unsecured Indebtedness is anticipated to be extended through December 31, 2021. The Company anticipates that the conditions to obtaining the waivers that currently apply during the Covenant Waiver Period, as implemented in the June 2020 amendments, will generally continue to apply during the extended covenant waiver period described above, including restrictions on the amount of the Company’s distributions, capital expenditures, and share repurchases and acquisitions, but the Company anticipates that the amendments will provide additional flexibility regarding certain of the conditions relative to the current restrictions, including an increased allowance for acquiring unencumbered assets through either proceeds from unencumbered asset sales or equity issuances. The Company also anticipates that the anticipated amendments will provide for less restrictive thresholds for certain financial covenant ratios once covenant testing recommences at the end of the extended covenant waiver period for a transitional period. As part of the amendments, the interest rate under each of its credit facilities is expected to increase 15 basis points during the extended covenant waiver period. Although the Company is close to finalizing these amendments and anticipates completing them in the near future, the amendments have not yet been finalized and the final terms could change. Thus, no assurances can be given as to the final terms of the amendments or that the Company will be able to complete the amendments. If the contemplated amendments are not entered into and the Company does not meet its applicable covenant requirements in future periods, the Company will be in default under each credit facility. Defaults may result in additional interest expense and a potential acceleration of amounts due under each credit facility, which would have a material adverse effect on the Company if it is unable to obtain alternative sources of capital to repay such amounts.

$850 Million Credit Facility

The Company utilizes an unsecured “$850 million credit facility” comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded in July 2018 (the “$425 million term loan facility”). Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of December 31, 2020, the Company had availability of $319.2 million under the revolving credit facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

$225 Million Term Loan Facility

The Company also has an unsecured $225 million term loan facility that is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded on August 2, 2018, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was funded on August 2, 2018 and the remaining $75 million was funded on January 29, 2019. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

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

$50 Million Senior Notes Facility

On March 16, 2020, the Company entered into an unsecured $50 million senior notes facility with a maturity date of March 31, 2030, consisting of senior notes totaling $50 million funded at closing (the “$50 million senior notes facility” and, collectively with the $850 million credit facility, the $225 million term loan facility, the 2017 $85 million term loan facility and the 2019 $85 million term loan facility, the “unsecured credit facilities”). Net proceeds from the $50 million senior notes facility were used to pay down borrowings on the Company’s revolving credit facility. The note agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $50 million senior notes facility are due quarterly and the interest rate, subject to certain exceptions, ranges from an annual rate of 3.60% to 4.35% depending on the Company’s leverage ratio, as calculated under the terms of the facility.

As of December 31, 2020 and 2019, the details of the Company’s credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate	Maturity Date	December 31, 2020	December 31, 2019
Revolving credit facility (1)	LIBOR + 1.40% - 2.25%	7/27/2022	$105,800	$50,900

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	-
Term loans and senior notes at stated value			870,000	820,000
Unamortized debt issuance costs			(5,775)	(6,066)
Term loans and senior notes, net			864,225	813,934

Credit facilities, net (1)			$970,025	$864,834
Weighted-average interest rate (2)			3.64%	3.14%

(1)

Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $2.1 million and $2.6 million as of December 31, 2020 and 2019, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(2)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $745.0 million and $842.5 million of the outstanding variable-rate debt as of December 31, 2020 and 2019, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at December 31, 2020 and 2019 was 0.14% and 1.76%, respectively.

Mortgage Debt

As of December 31, 2020, the Company had approximately $512.8 million in outstanding mortgage debt secured by 33 properties with maturity dates ranging from May 2021 to May 2038. Mortgages secured by 31 of the properties carry fixed stated interest rates ranging from 3.40% to 6.25% and effective interest rates ranging from 3.40% to 4.97%. Additionally, one loan secured by the two Cape Canaveral properties acquired in 2020 carries a variable interest rate of one-month LIBOR plus 3.00%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. As a result of the effects of the COVID-19 pandemic on certain hotels, the associated lenders granted temporary deferrals of principal and interest payments during 2020, however, all payments resumed as of December 31, 2020. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2020 and 2019 for each of the Company’s debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2020	Outstanding balance as of December 31, 2019
San Juan Capistrano, CA	Residence Inn	4.15%	9/1/2016	(2)	$16,210	$-	$15,073
Cape Canaveral, FL	Hampton	(3)	4/30/2020	5/1/2021	10,852	10,275	-
Cape Canaveral, FL	Home2 Suites	(3)	4/30/2020	5/1/2021	10,852	10,275	-
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021	7,923	7,317	7,471
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021	14,679	13,563	13,847
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021	14,679	13,563	13,847
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	11,810	9,434	9,775
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650	10,105	10,471
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022	5,732	4,729	4,897
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022	12,145	10,018	10,376
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022	15,060	12,422	12,866
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022	28,269	23,294	24,130
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230	18,660	19,324
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022	8,750	7,179	7,441
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022	9,431	7,737	8,020
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,742	6,999
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	5,354	5,558
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	15,061	15,640
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	13,537	14,051
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	22,766	23,513
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,605	8,876
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	30,387	31,311
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,605	12,812
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,682	20,936	21,280
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	22,146	22,588
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	23,315	23,552
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	23,232	23,468
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	17,295	17,471
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	27,078	27,317
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	14,770	14,901
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,739	-
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,739	-
Portland, ME	Residence Inn	3.43%	3/2/2020	4/1/2030	33,500	33,500	-
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	27,392	28,092
					$591,306	512,770	454,967
Unamortized fair value adjustment of assumed debt						1,624	2,526
Unamortized debt issuance costs						(1,848)	(1,920)
Total						$512,546	$455,573

(1)

Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)	Loan was repaid in full in March 2020.
(3)

Interest rate is variable based on one-month LIBOR plus 3.00%. As of December 31, 2020, the interest rate was 3.14%. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings.

The total fair value, net premium adjustment for all of the Company’s debt assumptions is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.9 million for each of the three years ended December 31, 2020.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $3.8 million, $2.8 million and $2.8 million for the three years ended December 31, 2020, 2019 and 2018.

The Company’s interest expense in 2020, 2019 and 2018 is net of interest capitalized in conjunction with hotel renovations totaling approximately $0.9 million, $1.3 million and $1.0 million, respectively.

Note 5

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2020, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. As of December 31, 2019, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2020 and 2019. All dollar amounts are in thousands.

Notional					Fair Value Asset (Liability)
Amount at December 31, 2020	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	December 31, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges at December 31, 2020:
$50,000	4/7/2016	9/30/2016	3/31/2021	1.09%	$(117)	$317
100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	(2,681)	707
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	(4,639)	(1,286)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	(636)	(185)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(5,911)	(3,407)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	(2,593)	(193)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	(2,036)	595
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	(2,049)	603
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	(8,677)	(842)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(2,801)	(1,501)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(3,967)	(2,139)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	(3,294)	1,222
75,000	7/31/2020	8/18/2020	8/18/2022	0.13%	14	-
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	(3,415)	1,309
820,000					(42,802)	(4,800)

Interest rate swaps matured prior to December 31, 2020:
212,500	5/19/2015	5/21/2015	5/18/2020	1.58%	-	78
110,000	7/2/2015	7/2/2015	5/18/2020	1.62%	-	24
322,500					-	102
$1,142,500					$(42,802)	$(4,698)

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

Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $11.2 million of net unrealized losses included in accumulated other comprehensive loss at December 31, 2020 will be reclassified as an increase to interest and other expense, net within the next 12 months.

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	2020	2019	2018
Interest rate derivatives in cash flow hedging relationships	$(45,850)	$(11,035)	$2,608

	Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	2020	2019	2018
Interest rate derivatives in cash flow hedging relationships	$(7,746)	$3,669	$2,380

Note 6

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years in the period ended December 31, 2020.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the years ended December 31, 2020, 2019 and 2018 totaled approximately $1.2 million, $1.3 million and $1.1 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2020 and 2019, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.5 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third-party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes aircraft, owned through an entity owned by the Company’s Executive Chairman, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses these entities at third-party rates. Total costs incurred for the use of the aircraft during 2020, 2019 and 2018 were less than $0.1 million in each respective year and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 7

Shareholders’ Equity

Distributions

Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. Prior to the suspension of its distributions, the Company’s annual distribution rate, payable monthly, was $1.20 per common share. For the three years ended December 31, 2020, 2019 and 2018, the Company paid distributions of $0.30, $1.20 and $1.20 per common share for a total of approximately $67.4 million, $268.7 million and $275.9 million, respectively. The distributions paid in 2020 include the distribution paid in January 2020, totaling $22.4 million, that was declared in December 2019, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2019. As discussed in Note 4, as a requirement under the June 5, 2020 amendments to its unsecured credit facilities, the Company is restricted in its ability to make distributions during the Covenant Waiver Period, except to the extent required to maintain REIT status.

Issuance of Shares

On February 28, 2017, the Company entered into an equity distribution agreement which was terminated effective April 11, 2019, pursuant to which the Company could sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “2017 ATM Program”). From inception of the 2017 ATM Program in February 2017 through its termination date in April 2019, the Company sold approximately 7.2 million common shares at a weighted-average market sales price of approximately $19.56 per common share and received aggregate gross proceeds of approximately $139.8 million before commission and issuance costs, including the sale of approximately 0.2 million common shares during the first quarter of 2018 at a weighted-average market sales price of approximately $19.73 per common share and receipt of aggregate gross proceeds of approximately $4.8 million before commissions and issuance costs. The Company did not sell any shares under the 2017 ATM Program in 2019. The Company used the proceeds from the sale of these shares to pay down borrowings on its revolving credit facility.

On August 12, 2020, the Company entered into another equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “2020 ATM Program”). As of December 31, 2020, the Company had not sold any common shares under the 2020 ATM Program. The Company plans to use the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility and, under certain circumstances, to repay proportionally amounts under each of the Company’s revolving credit facility, term loans and senior notes, subject to certain restrictions during the Covenant Waiver Period pursuant to the Company’s amended unsecured credit facilities, as discussed further in Note 4. The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital.

Share Repurchases

In May 2020, the Company’s Board of Directors approved an extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier. During 2020, 2019 and 2018, the Company purchased under its Share Repurchase Program approximately 1.5 million, 0.3 million and 6.6 million of its common shares at a weighted-average market purchase price of approximately $9.42, $14.92 and $15.87 per common share for an aggregate purchase price, including commissions, of approximately $14.3 million, $4.3 million and $104.3 million, respectively. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Exchange Act. In March 2020, the Company terminated its written trading plan and did not engage in additional repurchases under the Share Repurchase Program during the balance of 2020. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities subject to any applicable restrictions under the Company’s unsecured credit facilities. As discussed in Note 4 titled “Debt” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, share repurchases are subject to certain restrictions that apply during the Covenant Waiver Period pursuant to the terms of the June 2020 amendments to the Company’s unsecured credit facilities.

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

Note 8

Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan. The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million. As of December 31, 2020, there were approximately 8.1 million common shares available for issuance under the Omnibus Plan.

Each year, the Company establishes an incentive plan for its executive management team, which is approved by the Compensation Committee. Under the incentive plan for 2020 (the “2020 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2020 performance measures determined by the Compensation Committee. As of December 31, 2020, the range of potential aggregate payouts under the 2020 Incentive Plan was $0 - $13.1 million. The range of payout under the 2020 Incentive Plan reflects a voluntary reduction of $0 - $5.2 million of the potential payout to the Company’s Chief Executive Officer in response to the decline in the Company’s operating results due to COVID-19. Based on performance during 2020, the Company has accrued approximately $6.1 million as a liability for executive bonus payments under the 2020 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2020 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020. Additionally, approximately $1.9 million, which is subject to vesting on December 10, 2021, will be recognized proportionally throughout 2021. The portion of awards under the 2020 Incentive Plan  payable in common shares will be issued under the Company’s Omnibus Plan during the first quarter of 2021, approximately 50% of which will be unrestricted and 50% of which will be restricted and is subject to vesting on December 10, 2021.

Under the incentive plan for 2019 (the “2019 Incentive Plan”), the Company accrued approximately $10.6 million, including $7.5 million in share-based compensation as noted below, as a liability for executive bonus payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2019 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2019. Under the incentive plan for 2018 (the “2018 Incentive Plan”), the Company accrued approximately $4.3 million, including $2.4 million in share-based compensation as noted below, as a liability for executive bonus payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2018.

In 2020, the Company incurred expense associated with two separation agreements of approximately $1.25 million each, totaling approximately $2.5 million, in connection with the retirements of the Company’s former Executive Vice President and Chief Operating Officer and the Company’s former Executive Vice President and Chief Financial Officer, effective March 31, 2020, which amounts were paid in October 2020. The expense was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020. Pursuant to the terms of the separation agreement between Mr. Bryan F. Peery, the retiring Chief Financial Officer (“Mr. Peery”) and the Company dated as of March 4, 2020 and amended on March 30, 2020, among other things, Mr. Peery agreed to remain employed by the Company in an advisory role to support the transition of his responsibilities. As a result of the COVID-19 pandemic, Mr. Peery provided substantive additional assistance to the Company as it navigated its response to the COVID-19 pandemic beyond the anticipated transition activities originally contemplated after March 31. In light of these unexpected contributions, on November 2, 2020, the Compensation Committee of the Board of Directors of the Company approved a one-time grant of 35,070 fully vested common shares to Mr. Peery, with a grant date value of $0.35 million, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020. This grant is in addition to amounts otherwise payable under Mr. Peery’s separation agreement.

In connection with the resignation in December 2019 of Ms. Rachael Rothman, the Company’s former Executive Vice President and Chief Financial Officer, the Company entered into a separation and general release agreement, pursuant to which the Company accrued in 2019 for a one-time separation payment of approximately $1.6 million, which was paid in January 2020, and a 2019 incentive payment of approximately $0.6 million which was paid in cash in March 2020. Both of these payments were included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2019 and in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2019.

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

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2019 Incentive Plan, the 2018 Incentive Plan and the incentive plan for 2017 (the “2017 Incentive Plan”):

	2019 Incentive Plan		2018 Incentive Plan		2017 Incentive Plan
Period common shares issued	First Quarter 2020		First Quarter 2019		First Quarter 2018

Common shares earned under each incentive plan	665,552		156,926		415,866
Common shares surrendered on issuance date to satisfy tax withholding obligations	60,616		24,999		48,533
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	604,936		131,927		367,333
Closing stock price on issuance date	$13.01		$16.49		$16.92
Total share-based compensation earned, including the surrendered shares (in millions)	$8.7	(1)	$2.6	(2)	$7.0	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	426,553		105,345		223,421
Of the total common shares earned and issued, total common shares restricted at time of issuance	178,383		26,582		143,912

Restricted common shares vesting date	December 11, 2020		December 13, 2019		December 14, 2018
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	60,066		5,502		41,389
________
(1)

Of the total 2019 share-based compensation, approximately $7.5 million was recognized as share-based compensation expense during the year ended December 31, 2019, and included in accounts payable and other liabilities in the Company's consolidated balance sheet at December 31, 2019, and the remaining $1.2 million, which vested on December 11, 2020 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2020.

(2)

Of the total 2018 share-based compensation, approximately $2.4 million was recognized as share-based compensation expense during the year ended December 31, 2018, and the remaining $0.2 million, which vested on December 13, 2019, was recognized as share-based compensation expense during the year ended December 31, 2019.

(3)	Of the total 2017 share-based compensation, approximately $1.2 million, which vested on December 14, 2018, was recognized as share-based compensation expense during the year ended December 31, 2018.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000  restricted common shares with an aggregate grant date fair value of approximately $1.8  million. For each grantee, the restricted shares will vest on March 31, 2023 if the individual remains in service of the Company through the date of vesting. The expense associated with the awards will be amortized over the 3-year restriction period. For the year ended December 31, 2020, the Company recognized approximately $0.4  million of share-based compensation expense related to these awards.

Non-Employee Director Deferral Program

In 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board, including amounts payable in both cash and fully vested shares of the Company’s common shares, in the form of deferred cash fees (“DCFs”) and/or deferred stock units (“DSUs”). DCFs and DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DCFs are equal to the dollar value of the deferred fee on the grant date, while the grant date fair values of DSUs are equal to the fair market value of the Company’s common shares on the grant date. DCFs are settled for cash and DSUs are settled for shares of the Company's common stock, which are deliverable upon either: i) termination of the director’s service from the Board, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon death of the director. During the years ended December 31, 2020, 2019 and 2018, non-employee directors participating in the Director Deferral Program deferred approximately $0.3 million, $0.4 million and $0.3 million, respectively, which is recorded as deferred compensation expense in general and administrative expenses in the Company’s consolidated statements of operations for the years then ended. On each quarterly deferral date (the date that a portion of the annual retainer would be paid), dividends earned on DSUs are credited to the deferral account in the form of additional DSUs based on dividends declared by the Company on its outstanding common shares during the quarter and the fair market value of the common shares on such date. Outstanding DSUs at December 31, 2020 and 2019 were approximately 78,000 and 47,000, with weighted-average grant date fair values of $14.46 and $16.32, valued at $1.1 million and $0.7 million, respectively, which is included in common stock, a component of shareholders’ equity in the Company’s consolidated balance sheets as of December 31, 2020 and 2019.

Note 9

Management and Franchise Agreements

Each of the Company’s 234 hotels owned as of December 31, 2020 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company (number of hotels by manager are as of January 1, 2021):

Manager	Number of Hotels
LBAM-Investor Group, LLC ("LBA")	41
Dimension Development Two, LLC ("Dimension")	31
Crestline Hotels & Resorts, LLC ("Crestline")	22
White Lodging Services Corporation ("White Lodging")	22
Raymond Management Company, Inc. ("Raymond")	20
MHH Management, LLC ("McKibbon")	17
Texas Western Management Partners, LP ("Western")	17
Marriott International, Inc. ("Marriott")	14
Newport Hospitality Group, Inc. ("Newport")	12
North Central Hospitality, LLC ("North Central")	10
Aimbridge Hospitality, LLC ("Aimbridge")	9
InnVentures IVI, LP ("InnVentures")	6
Chartwell Hospitality, LLC ("Chartwell")	5
Huntington Hotel Group, LP ("Huntington")	3
Stonebridge Realty Advisors, Inc. ("Stonebridge")	3
Highgate Hotels, L.P. ("Highgate")	1
Hilton Worldwide Holdings Inc. ("Hilton")	1
Total	234

The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds or without cause. As of December 31, 2020, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues, based on each hotel’s performance relative to other hotels owned by the Company. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. During 2020, in response to COVID-19 and its impact on hotel performance, the management fee under all variable management fee agreements was set to 3% of gross revenues. For the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $19.8 million, $43.8 million and $43.9 million, respectively, in management fees.

Fifteen of the Company’s hotels are managed by affiliates of Marriott or Hilton. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $26.4 million, $54.9 million and $54.5 million, respectively, in franchise royalty fees.

Note 10

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2020, the Company had 15 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately three to 98 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

Adoption of the New Lease Accounting Standard

The Company adopted ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, which requires leases with durations greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. Prior year financial statements were not restated under the new standard.

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

Finance Leases

Six of the Company’s hotel ground leases are classified as finance leases, for which the Company recorded ROU assets and lease liabilities at the latter of the adoption of the new standard or the acquisition of the lease. The ROU assets are recorded as finance ground lease assets within investment in real estate, net and the lease liabilities are recorded as finance lease liabilities in the Company’s consolidated balance sheet. In addition, at adoption of the new standard, the Company reclassified its intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these leases from other assets, net and accounts payable and other liabilities in the Company’s consolidated balance sheet, respectively, to the beginning ROU assets. At adoption of the new standard, the Company recorded a cumulative-effect adjustment totaling approximately $5.2 million, which included the derecognition of accrued straight-line lease liabilities related to the finance leases, to distributions greater than net income, a component of shareholders’ equity in the Company’s consolidated balance sheet. The ROU asset and value of each lease intangible is amortized over the term of the respective lease. Costs related to finance ground leases are included in depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statement of operations.

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

Lease Position as of December 31, 2020 and 2019

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of December 31, 2020 and 2019. All dollar amounts are in thousands.

	Consolidated Balance Sheet	December 31,
	Classification	2020	2019
Assets
Operating lease assets, net	Other assets, net	$27,250	$28,311
Finance ground lease assets, net (1)	Investment in real estate, net	192,751	193,184
Total lease assets		$220,001	$221,495

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$11,642	$12,130
Finance lease liabilities	Finance lease liabilities	219,981	216,627
Total lease liabilities		$231,623	$228,757

Weighted-average remaining lease term
Operating leases			38 years
Finance leases			30 years

Weighted-average discount rate
Operating leases			5.47%
Finance leases			5.26%

(1)	Finance ground lease assets are net of accumulated amortization of approximately $10.9 million and $4.4 million as of December 31, 2020 and 2019, respectively.

Lease Costs for the Years Ended December 31, 2020 and 2019

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Consolidated Statement of	Year Ended December 31,
	Operations Classification	2020	2019
Operating lease costs (1)	Operating ground lease expense	$1,509	$1,658
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	6,433	4,517
Interest on lease liabilities	Interest and other expense, net	11,402	8,241
Total lease costs		$19,344	$14,416

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

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2020 (in thousands):

	Operating leases	Finance leases
2021	$1,108	$9,618
2022	912	9,767
2023	787	10,116
2024	765	11,249
2025	776	11,602
Thereafter	31,671	454,467
Total minimum lease payments	36,019	506,819
Less: amount of lease payments representing interest	24,377	286,838
Present value of lease liabilities	$11,642	$219,981

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,295	$1,344
Operating cash flows for finance leases	8,048	6,989

Information for Period Prior to the Adoption of the New Lease Accounting Standard

Prior to the adoption of Topic 842, the Company’s leases were classified as operating leases. The Company recorded, at the time of acquisition, initial intangible assets for ground leases assumed that were below market leases and initial intangible liabilities for ground leases assumed that were above market leases. The value of each lease intangible was amortized over the term of the respective lease with the amortization included in operating ground lease expense in the Company’s consolidated statements of operations, resulting in a net increase of approximately $0.8 million to operating ground lease expense for the year ended December 31, 2018. Operating ground lease expense also included approximately $3.5 million of adjustments to record rent on a straight-line basis for the year ended December 31, 2018.

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

Note 12

Hotel Purchase Contract Commitments

As of December 31, 2020, the Company had one outstanding contract, which was entered into prior to 2020, for the potential purchase of a hotel in Madison, Wisconsin for an expected purchase price of approximately $49.6 million. The hotel was under development and was completed and opened for business on February 18, 2021, as a 176-room Hilton Garden Inn. The Company utilized its revolving credit facility to purchase the hotel.

Note 13

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$238,010	$81,078	$148,826	$133,965
Net loss	$(2,769)	$(78,243)	$(40,948)	$(51,247)
Comprehensive loss	$(44,935)	$(82,438)	$(38,209)	$(45,729)
Basic and diluted net loss per common share	$(0.01)	$(0.35)	$(0.18)	$(0.23)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$303,787	$341,117	$331,722	$289,971
Net income	$38,151	$62,090	$46,223	$25,453
Comprehensive income	$32,107	$51,970	$42,030	$31,106
Basic and diluted net income per common share	$0.17	$0.28	$0.21	$0.11

Note 14

Subsequent Events

  On February 18, 2021, the Company closed on the purchase of the newly developed 176-room Hilton Garden Inn in Madison, Wisconsin, for a gross purchase price of approximately $49.6 million, utilizing borrowings on the Company’s revolving credit facility.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2021 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2021 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2021 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2021 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2021 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2021 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2021 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2021 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2021 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

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

3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (FILED HEREWITH)

10.1*	The Company’s 2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)

10.2*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.3*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.4*	First Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

10.5*	Second Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020

10.6	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.7*

Non-Employee Director Deferral Program Under the Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

10.8*

Separation Agreement and General Release, dated as of March 22, 2019 by and between the Company and David P. Buckley (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

10.9*

Separation Agreement and General Release, dated as of December 5, 2019 by and between the Company and Rachael Rothman (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed December 6, 2019)

10.10*

Separation Agreement and General Release, dated as of March 4, 2020 by and between the Company and Kristian Gathright (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020)

10.11*

Separation Agreement and General Release, dated as of March 4, 2020 by and between the Company and Bryan Peery (Incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020)

10.12*

Amendment, dated March 30, 2020, to Separation Agreement and General Release, dated March 4, 2020, by and between the Company and Kristian Gathright (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020

10.13*

Amendment, dated March 30, 2020, to Separation Agreement and General Release, dated March 4, 2020, by and between the Company and Bryan Peery (Incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020

10.14

Second Amended and Restated Credit Agreement dated as of July 27, 2018, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed August 1, 2018)

10.15

First Amendment, dated February 14, 2020, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020)

10.16

Second Amendment, dated June 5, 2020, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and BofA Securities, Inc., KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed June 8, 2020)

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

32.1

Certification of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.

*	Denotes Management Contract or Compensation Plan.
Item 16.	Form 10-K Summary

None.

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization

As of December 31, 2020

(dollars in thousands)

							Subsequently
				Initial Cost			Capitalized
						Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)		/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$18,660	$2,955		$39,053	$4,408	$46,416	$(15,391)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683		21,606	32	24,321	(2,413)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580		9,659	585	11,824	(2,983)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310		6,425	1,385	10,120	(2,126)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425		15,555	15	18,995	(2,026)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491		15,603	14	19,108	(1,943)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010		12,981	1,918	15,909	(3,873)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037		10,581	1,574	13,192	(4,598)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970		13,185	1,071	15,226	(3,224)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550		11,962	81	12,593	(1,838)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890		11,227	527	12,644	(3,057)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490		10,840	86	11,416	(1,646)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	6,742	210		15,654	1,995	17,859	(4,377)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-		11,452	427	11,879	(1,822)	2006	Sep-16	3 - 39 yrs.	101
Montgomery	AL	Hilton Garden Inn	-	2,640		12,315	428	15,383	(3,408)	2003	Mar-14	3 - 39 yrs.	97
Montgomery	AL	Homewood Suites	-	1,760		10,818	536	13,114	(3,341)	2004	Mar-14	3 - 39 yrs.	91
Prattville	AL	Courtyard	5,354	2,050		9,101	1,033	12,184	(2,661)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton	-	911		8,483	4,103	13,497	(3,853)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	-	1,375		9,514	2,434	13,323	(5,235)	2006	Apr-10	3 - 39 yrs.	126
Rogers	AR	Residence Inn	-	1,130		12,417	646	14,193	(3,385)	2003	Mar-14	3 - 39 yrs.	88
Chandler	AZ	Courtyard	-	1,061		16,008	1,683	18,752	(5,999)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778		11,272	1,085	13,135	(4,109)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413		14,669	2,526	18,608	(6,415)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Courtyard	-	1,730		17,401	274	19,405	(2,683)	2008	Sep-16	3 - 39 yrs.	127
Phoenix	AZ	Hampton	-	-		15,209	408	15,617	(2,501)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406		41,174	13	44,593	(3,878)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-		18,907	243	19,150	(3,163)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111		12,953	1,886	15,950	(5,375)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000		26,861	460	33,321	(3,663)	2005	Sep-16	3 - 39 yrs.	122
Tempe	AZ	Hyatt House	-	-	(4)	23,990	-	23,990	(374)	2020	Aug-20	3 - 39 yrs.	105
Tempe	AZ	Hyatt Place	-	-	(4)	34,877	-	34,877	(531)	2020	Aug-20	3 - 39 yrs.	154
Tucson	AZ	Hilton Garden Inn	-	1,005		17,925	2,072	21,002	(7,878)	2008	Jul-08	3 - 39 yrs.	125

Tucson	AZ	Residence Inn	-	2,080		12,424	1,732	16,236	(3,701)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992		14,543	294	15,829	(4,473)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430		21,290	2,410	27,130	(5,973)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	23,315	12,916		41,218	774	54,908	(7,589)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270		41,559	2,864	76,693	(10,203)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	27,078	10,734		49,181	125	60,040	(8,489)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton	-	1,287		9,888	1,227	12,402	(4,112)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	-	1,500		10,970	1,763	14,233	(4,383)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	-	4,410		35,033	1,539	40,982	(8,959)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton	-	3,209		16,749	2,304	22,262	(3,939)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	12,605	3,080		25,769	2,084	30,933	(3,778)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790		24,048	2,232	34,070	(6,157)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	12,422	16,380		28,952	846	46,178	(7,551)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920		21,515	3,882	31,317	(6,791)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490		13,662	1,928	17,080	(5,300)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	23,232	11,268		44,851	986	57,105	(8,520)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	17,295	13,570		36,644	3,152	53,366	(8,988)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020		29,151	712	37,883	(7,372)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	15,061	22,400		20,640	489	43,529	(5,912)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	27,392	12,860		28,084	5,230	46,174	(9,914)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	-	-	(4)	32,292	159	32,451	(4,530)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	14,770	3,082		21,051	2,171	26,304	(6,926)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568		18,721	2,639	25,928	(8,807)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864		7,753	1,965	11,582	(4,207)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812		15,761	6,313	23,886	(8,471)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539		14,493	4,227	21,259	(8,394)	1997	Oct-08	3 - 39 yrs.	90
Tustin	CA	Fairfield	-	7,700		26,580	160	34,440	(3,728)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680		33,645	183	45,508	(4,850)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	7,317	1,780		15,860	292	17,932	(2,483)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	30,387	9,940		57,595	1,143	68,678	(8,736)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480		20,465	530	26,475	(4,844)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350		19,167	3,428	27,945	(6,490)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220		22,177	620	30,017	(3,414)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Hampton	10,275	2,594		20,951	-	23,545	(576)	2020	Apr-20	3 - 39 yrs.	116
Cape Canaveral	FL	Homewood Suites	-	2,780		23,967	43	26,790	(3,971)	2016	Sep-16	3 - 39 yrs.	153
Cape Canaveral	FL	Home2 Suites	10,275	2,415		19,668	-	22,083	(554)	2020	Apr-20	3 - 39 yrs.	108
Fort Lauderdale	FL	Hampton	-	1,793		21,357	5,003	28,153	(6,095)	2002	Jun-15	3 - 39 yrs.	156

Fort Lauderdale	FL	Residence Inn	-	5,760	26,727	102	32,589	(4,027)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300	17,322	450	19,072	(2,592)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740	16,329	410	18,479	(2,633)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480	21,247	2,578	33,305	(6,868)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013	13,533	403	15,949	(1,136)	2009	Dec-18	3 - 39 yrs.	127
Lakeland	FL	Courtyard	-	3,740	10,813	1,449	16,002	(3,138)	2000	Mar-14	3 - 39 yrs.	78
Miami	FL	Courtyard	-	-	31,488	1,875	33,363	(7,401)	2008	Mar-14	3 - 39 yrs.	118
Miami	FL	Hampton	-	1,972	9,987	6,475	18,434	(6,641)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	13,537	18,820	25,375	4,195	48,390	(8,343)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield	-	3,140	22,580	2,884	28,604	(9,197)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	Home2 Suites	-	2,731	18,063	58	20,852	(1,349)	2019	Mar-19	3 - 39 yrs.	128
Orlando	FL	SpringHill Suites	-	3,141	25,779	2,881	31,801	(10,487)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605	9,995	1,320	12,920	(4,385)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908	9,549	440	10,897	(3,563)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770	12,562	270	14,602	(1,939)	2008	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Fairfield	-	960	11,734	156	12,850	(1,645)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	10,938	381	11,319	(2,881)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824	20,034	3,361	25,219	(8,265)	2007	Nov-10	3 - 39 yrs.	147
Albany	GA	Fairfield	-	899	7,263	190	8,352	(2,711)	2010	Jan-10	3 - 39 yrs.	87
Atlanta / Downtown	GA	Hampton	-	7,861	16,374	3,690	27,925	(2,230)	1999	Feb-18	3 - 39 yrs.	119
Atlanta / Perimeter Dunwoody	GA	Hampton	-	3,228	26,498	29	29,755	(2,290)	2016	Jun-18	3 - 39 yrs.	132
Atlanta	GA	Home2 Suites	-	740	23,122	1,045	24,907	(3,790)	2016	Jul-16	3 - 39 yrs.	128
Macon	GA	Hilton Garden Inn	-	-	15,043	586	15,629	(3,801)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	14,716	2,194	16,910	(4,019)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton	-	1,590	11,364	192	13,146	(1,982)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	-	1,770	13,116	1,992	16,878	(2,357)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton	-	400	16,915	725	18,040	(2,712)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	22,146	1,335	21,114	3,082	25,531	(8,999)	2007	Apr-10	3 - 39 yrs.	186
Des Plaines	IL	Hilton Garden Inn	-	10,000	38,116	731	48,847	(5,366)	2005	Sep-16	3 - 39 yrs.	252
Hoffman Estates	IL	Hilton Garden Inn	-	1,770	14,373	814	16,957	(2,501)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246	28,328	2,741	33,315	(9,913)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722	21,843	1,851	25,416	(7,513)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410	23,594	58	27,062	(3,731)	2015	Sep-16	3 - 39 yrs.	158
Schaumburg	IL	Hilton Garden Inn	-	1,450	19,122	2,684	23,256	(7,569)	2008	Nov-10	3 - 39 yrs.	166
Skokie	IL	Hampton	-	2,650	31,284	3,076	37,010	(4,866)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171	20,894	2,684	24,749	(7,649)	2008	Nov-10	3 - 39 yrs.	135

Indianapolis	IN	SpringHill Suites	-	1,310	11,542	2,143	14,995	(4,760)	2007	Nov-10	3 - 39 yrs.	130
Merrillville	IN	Hilton Garden Inn	-	1,860	17,755	647	20,262	(2,809)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898	12,862	1,504	15,264	(4,780)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090	23,361	1,348	26,799	(3,382)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230	11,713	1,485	14,428	(3,022)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790	20,633	2,867	25,290	(6,786)	2000	Mar-14	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	-	1,060	8,263	588	9,911	(3,310)	1998	Mar-14	3 - 39 yrs.	102
Wichita	KS	Courtyard	-	1,940	9,739	1,153	12,832	(3,583)	2000	Mar-14	3 - 39 yrs.	90
Lafayette	LA	Hilton Garden Inn	-	-	17,898	3,314	21,212	(7,869)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709	9,400	216	10,325	(3,116)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	22,766	4,150	52,258	5,109	61,517	(13,272)	2002	Mar-14	3 - 39 yrs.	166
Andover	MA	SpringHill Suites	-	702	5,799	2,714	9,215	(3,881)	2001	Nov-10	3 - 39 yrs.	136
Marlborough	MA	Residence Inn	-	3,480	17,341	1,902	22,723	(5,011)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton	-	3,410	16,320	1,644	21,374	(4,255)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	8,605	1,760	20,791	4,430	26,981	(5,677)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350	13,974	1,927	20,251	(4,393)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361	16,094	1,728	19,183	(5,694)	2010	Jul-10	3 - 39 yrs.	107
Portland	ME	Residence Inn	33,500	4,440	51,534	765	56,739	(5,234)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213	15,052	2,280	18,545	(6,109)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560	13,717	3,257	18,534	(2,537)	2003	Sep-16	3 - 39 yrs.	121
Rochester	MN	Hampton	-	916	13,225	2,411	16,552	(5,775)	2009	Aug-09	3 - 39 yrs.	124
St. Paul	MN	Hampton	-	2,523	29,365	10	31,898	(1,831)	2016	Mar-19	3 - 39 yrs.	160
Kansas City	MO	Hampton	-	727	9,363	1,595	11,685	(4,105)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000	20,818	3,543	26,361	(5,916)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758	20,954	9,424	32,136	(10,858)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758	15,287	2,223	18,268	(6,295)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	4,729	1,390	11,324	1,299	14,013	(2,969)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906	9,151	1,061	11,118	(4,081)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490	31,588	4,110	43,188	(8,118)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030	11,111	1,204	13,345	(1,911)	2010	Sep-16	3 - 39 yrs.	94
Durham	NC	Homewood Suites	-	1,232	18,343	5,041	24,616	(10,029)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746	10,563	1,237	12,546	(4,055)	2011	Feb-11	3 - 39 yrs.	118
Fayetteville	NC	Residence Inn	-	3,530	19,799	982	24,311	(5,225)	2006	Mar-14	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	-	1,850	10,157	486	12,493	(2,805)	2004	Mar-14	3 - 39 yrs.	82
Jacksonville	NC	Home2 Suites	-	910	12,527	228	13,665	(1,906)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310	13,034	1,213	15,557	(3,364)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170	14,268	1,024	17,462	(1,954)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700	36,829	6,083	49,612	(9,826)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710	22,636	308	24,654	(3,396)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	20,936	1,620	35,962	661	38,243	(5,205)	2001	Sep-16	3 - 39 yrs.	178

Omaha	NE	Homewood Suites	-	1,890		22,014	171		24,075	(3,537)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550		23,828	3,968		32,346	(7,350)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,220		22,742	4,320		30,282	(7,078)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589		13,476	6,221		21,286	(6,174)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	7,179	-		27,133	3,557		30,690	(9,637)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054		19,513	3,982		25,549	(7,402)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510		28,718	6,278		41,506	(7,569)	2003	Mar-14	3 - 39 yrs.	166
New York	NY	Independent	-	-	(4)	102,832	(72,723)	(3)	30,109	(16,215)	1916	Mar-14	3 - 32 yrs.	208
Syracuse	NY	Courtyard	-	812		23,278	107		24,197	(3,991)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	-	621		17,589	113		18,323	(3,145)	2013	Oct-15	3 - 39 yrs.	78
Mason	OH	Hilton Garden Inn	-	1,120		16,770	1,134		19,024	(2,811)	2010	Sep-16	3 - 39 yrs.	110
Twinsburg	OH	Hilton Garden Inn	-	1,419		16,614	3,934		21,967	(8,723)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton	-	1,430		31,327	2,212		34,969	(11,068)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270		32,700	154		34,124	(4,597)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760		20,056	15		20,831	(2,927)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280		13,340	386		15,006	(2,482)	2008	Sep-16	3 - 39 yrs.	90
Collegeville/Philadelphia	PA	Courtyard	10,105	2,115		17,953	4,621		24,689	(7,344)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996		20,374	2,134		23,504	(7,375)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton	-	2,503		18,537	4,929		25,969	(9,215)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250		16,778	1,445		21,473	(2,579)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540		16,399	755		20,694	(4,855)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330		10,839	1,199		13,368	(1,978)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Residence Inn	-	900		9,778	547		11,225	(2,905)	1998	Mar-14	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	-	3,600		11,386	2,419		17,405	(3,563)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	-	1,410		9,361	2,873		13,644	(3,815)	1997	Mar-14	3 - 39 yrs.	76
Franklin	TN	Courtyard	13,563	2,510		31,341	639		34,490	(4,418)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	13,563	2,970		29,208	1,496		33,674	(4,442)	2009	Sep-16	3 - 39 yrs.	124
Jackson	TN	Hampton	-	692		12,281	1,402		14,375	(5,118)	2007	Dec-08	3 - 39 yrs.	85
Johnson City	TN	Courtyard	-	1,105		8,632	279		10,016	(3,365)	2009	Sep-09	3 - 39 yrs.	90
Knoxville	TN	Homewood Suites	-	2,160		14,704	221		17,085	(2,403)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840		12,441	240		14,521	(2,017)	2006	Sep-16	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	-	1,190		7,920	1,459		10,569	(1,866)	2003	Sep-16	3 - 39 yrs.	97
Memphis	TN	Hampton	-	2,449		37,097	4,417		43,963	(4,228)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Homewood Suites	-	1,930		13,028	(1,824)	(3)	13,134	(5,289)	1989	Mar-14	3 - 39 yrs.	140
Nashville	TN	Hilton Garden Inn	-	2,754		39,997	4,038		46,789	(14,521)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153		15,206	1,411		17,770	(4,793)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	-	7,390		13,929	1,226		22,545	(2,135)	2012	Sep-16	3 - 39 yrs.	101

Addison	TX	SpringHill Suites	-	1,210	19,700	2,950	23,860	(5,989)	2003	Mar-14	3 - 39 yrs.	159
Allen	TX	Hampton	-	1,442	11,456	1,801	14,699	(5,843)	2006	Sep-08	3 - 39 yrs.	103
Allen	TX	Hilton Garden Inn	-	2,130	16,731	5,377	24,238	(9,963)	2002	Oct-08	3 - 39 yrs.	150
Arlington	TX	Hampton	-	1,217	8,738	1,620	11,575	(3,710)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579	18,487	2,083	22,149	(6,372)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306	16,504	1,908	19,718	(5,831)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459	17,184	5,435	24,078	(8,352)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	-	1,614	14,451	2,165	18,230	(5,801)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	-	1,898	16,462	6,087	24,447	(8,302)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Hampton	-	865	10,999	4,202	16,066	(5,699)	2001	Mar-09	3 - 39 yrs.	94
Austin/Round Rock	TX	Homewood Suites	-	2,180	25,644	197	28,021	(3,348)	2010	Sep-16	3 - 39 yrs.	115
Beaumont	TX	Residence Inn	-	1,177	16,180	1,632	18,989	(7,236)	2008	Oct-08	3 - 39 yrs.	133
Burleson/Fort Worth	TX	Hampton	-	557	6,601	1,627	8,785	(2,233)	2008	Oct-14	3 - 39 yrs.	88
Dallas	TX	Homewood Suites	-	4,920	29,427	224	34,571	(4,225)	2013	Sep-16	3 - 39 yrs.	130
Denton	TX	Homewood Suites	-	990	14,895	263	16,148	(2,643)	2009	Sep-16	3 - 39 yrs.	107
El Paso	TX	Hilton Garden Inn	-	1,244	18,300	471	20,015	(5,830)	2011	Dec-11	3 - 39 yrs.	145
El Paso	TX	Homewood Suites	-	2,800	16,657	1,958	21,415	(4,589)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	Courtyard	-	2,313	15,825	113	18,251	(2,433)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	TownePlace Suites	-	2,104	16,311	1,640	20,055	(5,782)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-	2,507	12,981	1,603	17,091	(5,836)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	9,434	1,522	15,543	1,971	19,036	(5,734)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-	2,080	21,836	123	24,039	(3,306)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Marriott	-	4,143	46,623	1,702	52,468	(16,179)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	-	12,070	19,769	923	32,762	(5,856)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-	2,070	11,186	239	13,495	(1,943)	2012	Sep-16	3 - 39 yrs.	120
Irving	TX	Homewood Suites	-	705	9,610	1,597	11,912	(4,137)	2006	Dec-10	3 - 39 yrs.	77
Lewisville	TX	Hilton Garden Inn	-	3,361	23,919	2,844	30,124	(11,305)	2007	Oct-08	3 - 39 yrs.	165
San Antonio	TX	TownePlace Suites	-	2,220	9,610	1,170	13,000	(3,010)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-	3,350	17,256	86	20,692	(2,658)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-	1,880	10,969	436	13,285	(3,460)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Hampton	-	636	8,723	1,401	10,760	(3,537)	2004	Jan-11	3 - 39 yrs.	81
Provo	UT	Residence Inn	-	1,150	18,277	3,314	22,741	(5,518)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Residence Inn	-	1,515	24,214	285	26,014	(2,631)	2014	Oct-17	3 - 39 yrs.	136
Salt Lake City	UT	SpringHill Suites	-	1,092	16,465	1,778	19,335	(5,945)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	-	6,860	19,681	4,111	30,652	(6,695)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-	5,968	-	20,814	26,782	(6,957)	2011	Mar-09	3 - 39 yrs.	155
Charlottesville	VA	Courtyard	-	21,130	27,737	2,327	51,194	(7,011)	2000	Mar-14	3 - 39 yrs.	139
Manassas	VA	Residence Inn	-	1,395	14,962	1,924	18,281	(5,621)	2006	Feb-11	3 - 39 yrs.	107

Richmond	VA	Courtyard	14,739	2,003		-	23,154	25,157	(5,448)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Independent	-	584		6,386	89	7,059	(238)	1988	Oct-19	3 - 39 yrs.	55
Richmond	VA	Marriott	-	-	(4)	83,698	24,816	108,514	(24,775)	1984	Mar-14	3 - 39 yrs.	413
Richmond	VA	Residence Inn	14,739	1,113		-	12,774	13,887	(3,002)	2014	Jul-12	3 - 39 yrs.	75
Richmond	VA	SpringHill Suites	-	1,930		10,726	130	12,786	(1,947)	2008	Sep-16	3 - 39 yrs.	103
Suffolk	VA	Courtyard	-	940		5,186	1,351	7,477	(2,173)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-	710		5,241	768	6,719	(1,816)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-	10,580		29,140	3,686	43,406	(7,617)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	12,000		40,556	4,351	56,907	(10,094)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	10,018	18,950		25,028	691	44,669	(6,747)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	23,294	-	(4)	92,786	5,301	98,087	(24,633)	1991	Mar-14	3 - 35 yrs.	234
Tukwila	WA	Homewood Suites	7,737	8,130		16,659	4,565	29,354	(6,376)	1992	Mar-14	3 - 39 yrs.	106
Vancouver	WA	SpringHill Suites	-	3,010		16,162	1,684	20,856	(4,571)	2007	Mar-14	3 - 39 yrs.	119
Richmond	VA	Corporate Office	-	682		3,723	2,178	6,583	(2,403)	1893	May-13	3 - 39 yrs.	N/A
			$512,770	$725,512		$4,621,158	$418,307	$5,764,977	$(1,224,832)				29,819

Investment in Real Estate:	2020	2019	2018
Balance as of January 1	$5,682,550	$5,726,303	$5,524,443
Acquisitions	104,496	59,652	153,034
Improvements	37,579	78,679	71,058
Dispositions	(57,417)	(159,685)	(19,097)
Assets Held for Sale (5)	2,866	(15,932)	-
Impairment of Depreciable Assets	(5,097)	(6,467)	(3,135)
Total Gross Cost as of December 31	5,764,977	5,682,550	5,726,303
Finance Ground Lease Assets as of December 31 (4)	203,617	197,617	-
Total Investment in Real Estate	$5,968,594	$5,880,167	$5,726,303

Accumulated Depreciation and Amortization:	2020	2019	2018
Accumulated Depreciation as of January 1	$(1,049,996)	$(909,893)	$(731,284)
Depreciation Expense	(192,346)	(187,729)	(182,527)
Accumulated Depreciation on Dispositions	13,599	43,787	3,918
Assets Held for Sale (5)	3,911	3,839	-
Accumulated Depreciation as of December 31	(1,224,832)	(1,049,996)	(909,893)
Accumulated Amortization of Finance Leases as of December 31 (4)	(10,866)	(4,433)	-
Accumulated Depreciation and Amortization as of December 31	$(1,235,698)	$(1,054,429)	$(909,893)

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)	The aggregate cost for federal income tax purposes is approximately $5.4 billion at December 31, 2020 (unaudited).
(3)	Amount includes a reduction in cost due to recognition of an impairment loss.
(4)

Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and, as a result, recorded finance ground lease assets for certain ground leases, which are included in investment  in real estate and accumulated depreciation and amortization as of December 31, 2020 and 2019. See Note 10 titled "Lease Commitments"  in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information on the adoption of the new lease accounting standard.

(5)	As of December 31, 2020, the Company had one hotel classified as held for sale, which is not included in this schedule, and is expected to be sold in the first quarter of 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.
By:	/s/ Justin G. Knight	Date: February 23, 2021
Justin G. Knight, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 23, 2021
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 23, 2021
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 23, 2021
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 23, 2021
Justin G. Knight, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 23, 2021
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 23, 2021
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 23, 2021
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 23, 2021
Jon A. Fosheim, Director

By:	/s/ Kristian M. Gathright	Date: February 23, 2021
Kristian M. Gathright, Director

By:	/s/ Blythe J. McGarvie	Date: February 23, 2021
Blythe J. McGarvie, Director

By:	/s/ Daryl A. Nickel	Date: February 23, 2021
Daryl A. Nickel, Director

By:	/s/ L. Hugh Redd	Date: February 23, 2021
L. Hugh Redd, Director