Form 10-Q
period 2021-03-31
Apple Hospitality REIT, Inc.
filed 2021-05-06
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of registrant’s common shares outstanding as of May 3, 2021: 223,656,264

Apple Hospitality REIT, Inc.

Form 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The Courtyard by Marriott®, Fairfield by Marriott®, Marriott® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Embassy Suites by Hilton®, Hampton by Hilton®, Hampton Inn by Hilton®, Hampton Inn & Suites by Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates. The Hyatt®, Hyatt House® and Hyatt Place® trademarks are the property of Hyatt Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,275,557 and $1,235,698, respectively	$4,712,480	$4,732,896
Assets held for sale	5,172	5,316
Cash and cash equivalents	5,776	5,556
Restricted cash-furniture, fixtures and other escrows	30,149	28,812
Due from third party managers, net	38,766	22,137
Other assets, net	33,589	35,042
Total Assets	$4,825,932	$4,829,759

Liabilities
Debt, net	$1,523,032	$1,482,571
Finance lease liabilities	221,027	219,981
Accounts payable and other liabilities	80,108	97,860
Total Liabilities	1,824,167	1,800,412

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 223,656,264 and 223,212,346 shares, respectively	4,493,422	4,488,419
Accumulated other comprehensive loss	(26,720)	(42,802)
Distributions greater than net income	(1,464,937)	(1,416,270)
Total Shareholders' Equity	3,001,765	3,029,347

Total Liabilities and Shareholders' Equity	$4,825,932	$4,829,759

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Room	$148,481	$217,979
Food and beverage	2,783	11,312
Other	7,449	8,719
Total revenue	158,713	238,010

Expenses:
Hotel operating expense:
Operating	38,150	68,029
Hotel administrative	17,744	23,643
Sales and marketing	14,888	24,359
Utilities	10,560	9,190
Repair and maintenance	10,225	11,793
Franchise fees	6,919	10,257
Management fees	5,254	7,995
Total hotel operating expense	103,740	155,266
Property taxes, insurance and other	19,688	19,595
General and administrative	8,119	9,523
Loss on impairment of depreciable real estate assets	10,754	-
Depreciation and amortization	48,710	49,522
Total expense	191,011	233,906

Gain on sale of real estate	4,484	8,839

Operating income (loss)	(27,814)	12,943

Interest and other expense, net	(18,513)	(15,566)

Loss before income taxes	(46,327)	(2,623)

Income tax expense	(108)	(146)

Net loss	$(46,435)	$(2,769)

Other comprehensive income (loss):
Interest rate derivatives	16,082	(42,166)

Comprehensive loss	$(30,353)	$(44,935)

Basic and diluted net loss per common share	$(0.21)	$(0.01)

Weighted average common shares outstanding - basic and diluted	223,733	224,294

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(in thousands, except per share data)

	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347
Share based compensation, net	444	5,004	-	-	5,004
Equity issuance costs	-	(1)	-	-	(1)
Interest rate derivatives	-	-	16,082	-	16,082
Net loss	-	-	-	(46,435)	(46,435)
Distributions declared to shareholders ($0.01 per share)	-	-	-	(2,232)	(2,232)
Balance at March 31, 2021	223,656	$4,493,422	$(26,720)	$(1,464,937)	$3,001,765

Balance at December 31, 2019	223,863	$4,493,763	$(4,698)	$(1,198,052)	$3,291,013
Share based compensation, net	675	8,014	-	-	8,014
Common shares repurchased	(1,521)	(14,336)	-	-	(14,336)
Interest rate derivatives	-	-	(42,166)	-	(42,166)
Net loss	-	-	-	(2,769)	(2,769)
Distributions declared to shareholders ($0.20 per share)	-	-	-	(44,952)	(44,952)
Balance at March 31, 2020	223,017	$4,487,441	$(46,864)	$(1,245,773)	$3,194,804

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,435)	$(2,769)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	48,710	49,522
Loss on impairment of depreciable real estate assets	10,754	-
Gain on sale of real estate	(4,484)	(8,839)
Other non-cash expenses, net	2,684	1,773
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	(16,628)	4,886
Decrease in other assets, net	1,029	439
Increase (decrease) in accounts payable and other liabilities	2,256	(11,670)
Net cash provided by (used in) operating activities	(2,114)	33,342

Cash flows from investing activities:
Acquisition of hotel properties, net	(49,369)	-
Capital improvements	(2,506)	(27,022)
Net proceeds from sale of real estate	17,587	44,387
Net cash provided by (used in) investing activities	(34,288)	17,365

Cash flows from financing activities:
Repurchases of common shares	-	(14,336)
Repurchases of common shares to satisfy employee withholding requirements	(1,650)	(1,748)
Distributions paid to common shareholders	-	(67,324)
Equity issuance costs	(1)	-
Net proceeds from revolving credit facility	44,100	374,100
Proceeds from term loans and senior notes	-	50,000
Proceeds from mortgage debt and other loans	-	63,400
Payments of mortgage debt and other loans	(3,018)	(18,354)
Financing costs	(1,472)	(511)
Net cash provided by financing activities	37,959	385,227

Net change in cash, cash equivalents and restricted cash	1,557	435,934

Cash, cash equivalents and restricted cash, beginning of period	34,368	34,661

Cash, cash equivalents and restricted cash, end of period	$35,925	$470,595

Supplemental cash flow information:
Interest paid	$18,062	$14,696

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$2,232	$-

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$5,556	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	28,812	34,661
Cash, cash equivalents and restricted cash, beginning of period	$34,368	$34,661

Cash and cash equivalents, end of period	$5,776	$437,260
Restricted cash-furniture, fixtures and other escrows, end of period	30,149	33,335
Cash, cash equivalents and restricted cash, end of period	$35,925	$470,595

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc. together with its wholly-owned subsidiaries, the “Company” is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities, and therefore does not consolidate the entities. As of March 31, 2021, the Company owned 233 hotels with an aggregate of 29,855 rooms located in 35 states, including one hotel with 102 rooms classified as held for sale, which was sold to an unrelated party in April 2021. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2021.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Novel Coronavirus COVID-19 Pandemic

As a result of the current novel coronavirus COVID-19 pandemic (“COVID-19”) and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, the Company’s hotels have experienced significant declines in occupancy, which has had and is expected to continue to have a significant negative effect on the Company’s revenue and operating results. There remains significant uncertainty as to when operations at the hotels will return to normalized levels.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. The Company’s cash and cash equivalents are distributed among several major banks, but the balances may at times exceed federal depository insurance limits.

Net Loss Per Common Share

Basic net loss per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted net loss per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. Basic and diluted net loss per common share were the same for each of the periods presented.

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge

Index

effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s consolidated financial statements and related disclosures as of March 31, 2021. The provisions of these updates will generally affect the Company by allowing, among other things, the following:

•

Allowing modifications of the Company’s unsecured credit facilities to replace the London Interbank Offered Rate (LIBOR) with a substitute index to be accounted for as a non-substantial modification and not be considered a debt extinguishment.

•

Allowing changes to the floating interest rate index used in the Company’s interest rate swaps to not be considered a change to the critical terms of the hedge and therefore not requiring a dedesignation of the hedging relationship.

The Company has not entered into any contract modifications yet as it directly relates to reference rate reform but anticipates having to undertake such modifications in the future as a majority of the Company’s unsecured credit facilities and interest rate swaps are indexed to LIBOR.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Land	$725,057	$725,512
Building and improvements	4,546,062	4,525,850
Furniture, fixtures and equipment	499,612	499,865
Finance ground lease assets	203,617	203,617
Franchise fees	13,689	13,750
	5,988,037	5,968,594
Less accumulated depreciation and amortization	(1,275,557)	(1,235,698)
Investment in real estate, net	$4,712,480	$4,732,896

As of March 31, 2021, the Company owned 233 hotels with an aggregate of 29,855 rooms located in 35 states, including one hotel with 102 rooms classified as held for sale, which was sold to an unrelated party in April 2021.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Hotel Acquisitions

The Company acquired one hotel during the three months ended March 31, 2021. The hotel was a newly developed 176-room Hilton Garden Inn in Madison, Wisconsin managed by Raymond and purchased for $49.6 million on February 18, 2021.

During the year ended December 31, 2020, the Company acquired four hotels, none of which were acquired during the three months ended March 31, 2020. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116	$24,102
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108	22,602
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	26,309
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	38,279
					483	$111,292

Index

The Company utilized $25.0 million of its available cash and entered into a one-year note payable with the developer secured by the hotels for $21.7 million to fund the purchase price of the Cape Canaveral, Florida hotels. The note payable bore interest, which was payable monthly, at a floating annual rate equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”) plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings, and the note was repaid in full on April 12, 2021. The Company used borrowings under its revolving credit facility to purchase the Tempe, Arizona and Madison, Wisconsin hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the one hotel acquired during the three months ended March 31, 2021, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through March 31, 2021 was approximately $0.1 million and $(0.5) million, respectively.

3. Assets Held for Sale and Dispositions

Assets Held for Sale

In February 2021, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its Overland Park, Kansas SpringHill Suites for a gross sales price of $5.3 million. Since the buyer under the contract had completed its due diligence and had made a non-refundable deposit, as of March 31, 2021, the Company classified the hotel as assets held for sale in its consolidated balance sheet at its estimated fair value less cost to sell which, as described below, was based on the contracted sales price, resulting in an impairment loss during the first quarter of 2021. In April 2021, the Company completed the sale of the hotel. The net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility.

Dispositions

During the three months ended March 31, 2021, the Company sold two hotels in two transactions with unrelated parties for a total combined gross sales price of approximately $18.3 million, resulting in a combined gain on sale of approximately $4.5 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the three months ended March 31, 2021. The two hotels had a total carrying value of approximately $13.0 million at the time of sale. The following table lists the two hotels sold:

City	State	Brand	Date Sold	Rooms
Charlotte	NC	Homewood Suites	2/25/2021	118
Memphis	TN	Homewood Suites	3/16/2021	140
Total				258

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating loss of approximately $(1.8) million and $(0.1) million for the three months ended March 31, 2021 and 2020, respectively, relating to the results of operations of the six hotels noted above (the one hotel classified as held for sale at March 31, 2021, the two hotels sold in the first three months of 2021 and the three hotels sold in 2020) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2021 and 2020. The net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility.

Hotel Sale Contracts and Loss on Impairment of Depreciable Real Estate Assets

During the first quarter of 2021, the Company identified the Overland Park, Kansas SpringHill Suites for potential sale and, in February 2021, entered into a purchase and sale agreement with an unrelated party for the sale of the hotel for a gross sales price of $5.3 million. As a result, the Company recognized an impairment loss of approximately $1.3 million in the first quarter of 2021, to adjust the carrying value of the hotel to its estimated fair value less cost to sell, which was based on the contracted sales price, a Level 1 input under the fair value hierarchy. The Company completed the sale of the hotel in April 2021.

Index

Additionally, during the first quarter of 2021, the Company recognized impairment losses totaling approximately $9.4 million to adjust the carrying values of four hotel properties identified for potential sale to their estimated fair values. The fair values of these properties were based on broker opinions of value using multiple methods to determine their value, including but not limited to replacement value, discounted cash flows and the income approach based on historical and forecasted operating results of the specific properties. These valuations are Level 3 inputs under the fair value hierarchy.

4. Debt

Summary

As of March 31, 2021 and December 31, 2020, the Company’s debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving credit facility	$149,900	$105,800
Term loans and senior notes, net	863,737	864,225
Mortgage debt, net	509,395	512,546
Debt, net	$1,523,032	$1,482,571

The aggregate amounts of principal payable under the Company’s total debt obligations as of March 31, 2021 (including the revolving credit facility, term loans, senior notes and mortgage debt), for each of the next five fiscal years and thereafter are as follows (in thousands):

2021 (April - December)	$67,706
2022	259,731
2023	296,213
2024	338,597
2025	245,140
Thereafter	322,265
1,529,652
Unamortized fair value adjustment of assumed debt	1,399
Unamortized debt issuance costs	(8,019)
Total	$1,523,032

The Company uses interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at March 31, 2021 and December 31, 2020, is set forth below. All dollar amounts are in thousands.

	March 31, 2021	Percentage	December 31, 2020	Percentage
Fixed-rate debt (1)	$1,234,201	81%	$1,287,219	86%
Variable-rate debt	295,451	19%	201,351	14%
Total	$1,529,652		$1,488,570
Weighted-average interest rate of debt	3.88%		3.86%

(1)

Index

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

Credit Facilities Amendments

In early 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s operating results, the Company anticipated that it could potentially not be in compliance with certain covenants under each of its unsecured credit facilities, as previously amended, in future periods if the existing Covenant Waiver Period (as defined below) under such facilities was not extended. As a result, on March 1, 2021, the Company entered into amendments to each of the unsecured credit facilities (the “March 2021 amendments”).

The Company previously entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate is required to be delivered for the fiscal quarter ending June 30, 2021 (unless the Company elects an earlier date) (the “Covenant Waiver Period”), and imposed certain restrictions that apply during such testing suspension period. The March 2021 amendments extend the testing for all but two of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate is required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elects an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio is suspended until the compliance certificate is required to be delivered for the fiscal quarter ending March 31, 2022.

The March 2021 amendments also provide for, among other restrictions, the following during the remainder of the Extended Covenant Waiver Period:

●

Mandatory prepayments of amounts outstanding under the Company’s unsecured credit facilities of net cash proceeds from certain debt and equity issuances and asset dispositions, subject to various exceptions, including an allowance of $300 million for acquiring unencumbered assets with proceeds from assets sales and a $300 million allowance for acquiring unencumbered assets funded by common equity so long as outstanding borrowings under the revolving credit facility are less than $275 million. A portion of the mandatory prepayments will be available for future borrowing under the revolving credit facility;

●	A minimum liquidity covenant of $125 million;
●

A requirement to pledge the equity interests of each direct or indirect owner of certain unencumbered property in favor of the administrative agents if average liquidity for any month is less than $200 million or the total amount outstanding under the revolving credit facility exceeds $275 million;

●

Restrictions on the Company’s and its subsidiaries’ ability to incur additional indebtedness (except for maturities beyond 2026) or prepay certain existing indebtedness, except that the Company is permitted to prepay (prior to maturity) up to $35 million of secured debt maturities in 2021;

●

Restrictions on the Company’s ability to make cash distributions (except the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status) and share repurchases;

●	Maximum discretionary capital expenditures of $50 million;
●	Limitations on additional investments; and
●

An increase in the applicable interest rate under the unsecured credit facilities until the end of the Extended Covenant Waiver Period to a rate that corresponds to the highest leverage-based applicable interest rate margin plus 0.15% with respect to the unsecured credit facilities.

The amendments also modify the calculation of the existing financial covenants for the four quarters subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts to the extent the most recently ended fiscal quarter is not at least four fiscal quarters from the end of the Extended Covenant Waiver Period, and provide for a LIBOR floor under the credit agreements of 25 basis points for Eurodollar Rate Loans and 1.25% for Base Rate Loans on the revolving credit facility, and any term loans under the credit agreements that are not hedged. The March 2021 amendments also modify certain of the existing financial maintenance covenants to less restrictive levels following the Extended Covenant Waiver Period as follows (capitalized terms are defined in the credit agreements):

Index

●

Maximum Consolidated Leverage Ratio of 8.50 to 1.00 for the first two fiscal quarters, 8.00 to 1.00 for two fiscal quarters, 7.50 to 1.00 for one fiscal quarter and then a ratio of 6.50 to 1.00 thereafter;

●	Minimum Fixed Charge Coverage Ratio of 1.05 to 1.00 for the first fiscal quarter, 1.25 to 1.00 for one fiscal quarter and then a ratio of 1.50 to 1.00 thereafter;
●

Minimum Unsecured Interest Coverage Ratio of no less than 1.25 to 1.00 for one fiscal quarter, 1.50 to 1.00 for one fiscal quarter, 1.75 to 1.00 for one fiscal quarter and a ratio of 2.00 to 1.00 thereafter; and

●	Maximum Unsecured Leverage Ratio of 65% for two fiscal quarters and 60% thereafter.

Except as otherwise set forth in the amendments, the terms of the credit agreements remain in effect. As of March 31, 2021, the Company was in compliance with the applicable covenants of the credit agreements as amended.

$850 Million Credit Facility

The Company utilizes an unsecured “$850 million credit facility” comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the “Revolving Credit Facility”) and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024 (the “$425 million term loan facility”). Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of March 31, 2021, the Company had availability of $275 million under the revolving credit facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

$225 Million Term Loan Facility

The Company has an unsecured $225 million term loan facility that is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, and (ii) a $175 million term loan with a maturity date of August 2, 2025. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

2017 $85 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured $85 million term loan facility with a maturity date of July 25, 2024, consisting of one term loan that was funded at closing (the “2017 $85 million term loan facility”). The credit agreement, as amended and restated in August 2018, contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the 2017 $85 million term loan facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.30% to 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement, for the remainder of the term.

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

$50 Million Senior Notes Facility

On March 16, 2020, the Company entered into an unsecured $50 million senior notes facility with a maturity date of March 31, 2030, consisting of senior notes totaling $50 million funded at closing (the “$50 million senior notes facility” and, collectively with the $850 million credit facility, the $225 million term loan facility, the 2017 $85 million term loan facility and the 2019 $85 million term loan facility, the “unsecured credit facilities”). Net proceeds from the $50 million senior notes facility were available to provide

Index

funding for general corporate purposes. The note agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $50 million senior notes facility are due quarterly and the interest rate, subject to certain exceptions, ranges from an annual rate of 3.60% to 4.35% depending on the Company’s leverage ratio, as calculated under the terms of the facility.

As of March 31, 2021 and December 31, 2020, the details of the Company’s unsecured credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate (1)	Maturity Date	March 31, 2021	December 31, 2020
Revolving credit facility (2)	LIBOR + 1.40% - 2.25%	7/27/2022	$149,900	$105,800

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	50,000
Term loans and senior notes at stated value			870,000	870,000
Unamortized debt issuance costs			(6,263)	(5,775)
Term loans and senior notes, net			863,737	864,225

Credit facilities, net (2)			$1,013,637	$970,025
Weighted-average interest rate (3)			3.69%	3.64%

(1)	Interest rates on all of the unsecured credit facilities are increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period.
(2)

Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $2.2 million and $2.1 million as of March 31, 2021 and December 31, 2020, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(3)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $695.0 million and $745.0 million of the outstanding variable-rate debt as of March 31, 2021 and December 31, 2020, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at March 31, 2021 and December 31, 2020 was 0.11% and 0.14%, respectively.

Mortgage Debt

As of March 31, 2021, the Company had approximately $509.8 million in outstanding mortgage debt secured by 33 properties with maturity dates ranging from May 2021 to May 2038. Mortgages secured by 31 of the properties carry fixed stated interest rates ranging from 3.40% to 6.25% and effective interest rates ranging from 3.40% to 4.97%. Additionally, one loan secured by the two Cape Canaveral properties acquired in April 2020 carried a variable interest rate of one-month LIBOR plus 3.00% through April 12, 2021 when the loan was repaid in full. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. As a result of the effects of the COVID-19 pandemic on certain hotels, the associated lenders granted temporary deferrals of principal and interest payments during 2020, however all payments resumed as of December 31, 2020. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of March 31, 2021 and December 31, 2020 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of March 31, 2021	Outstanding balance as of December 31, 2020
Cape Canaveral, FL	Hampton	(2)	4/30/2020	(3)	$10,852	$10,275	$10,275
Cape Canaveral, FL	Home2 Suites	(2)	4/30/2020	(3)	10,852	10,275	10,275
Colorado Springs, CO	Hampton	6.25%	9/1/2016	7/6/2021	7,923	7,275	7,317
Franklin, TN	Courtyard	6.25%	9/1/2016	8/6/2021	14,679	13,486	13,563
Franklin, TN	Residence Inn	6.25%	9/1/2016	8/6/2021	14,679	13,486	13,563
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	11,810	9,344	9,434
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650	10,009	10,105
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022	5,732	4,684	4,729
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022	12,145	9,924	10,018
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022	15,060	12,305	12,422
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022	28,269	23,074	23,294
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230	18,485	18,660
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022	8,750	7,110	7,179
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022	9,431	7,663	7,737
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,675	6,742
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	5,301	5,354
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	14,910	15,061
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	13,403	13,537
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	22,569	22,766
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,534	8,605
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	30,143	30,387
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,534	12,605
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,682	20,819	20,936
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	22,028	22,146
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	23,241	23,315
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	23,158	23,232
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	17,240	17,295
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	27,078	27,078
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	14,770	14,770
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,665	14,739
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,665	14,739
Portland, ME	Residence Inn	3.43%	3/2/2020	4/1/2030	33,500	33,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	27,124	27,392
					$575,096	509,752	512,770
Unamortized fair value adjustment of assumed debt						1,399	1,624
Unamortized debt issuance costs						(1,756)	(1,848)
Total						$509,395	$512,546

(1)

Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)

Interest rate is variable based on one-month LIBOR plus 3.00%. As of March 31, 2021, the interest rate was 3.11%. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings.

(3)	Loan was repaid in full on April 12, 2021.

5. Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2021, and December 31, 2020, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. Both the

Index

carrying value and estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of March 31, 2021 and December 31, 2020. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at March 31, 2021	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	March 31, 2021	December 31, 2020
Active interest rate swaps designated as cash flow hedges at March 31, 2021:
100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	$(2,240)	$(2,681)
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	(3,632)	(4,639)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	(502)	(636)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(4,591)	(5,911)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	(1,932)	(2,593)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	(1,378)	(2,036)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	(1,377)	(2,049)
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	(2,657)	(8,677)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(2,149)	(2,801)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(3,354)	(3,967)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	(1,736)	(3,294)
75,000	7/31/2020	8/18/2020	8/18/2022	0.13%	33	14
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	(1,205)	(3,415)
770,000					(26,720)	(42,685)

Matured interest rate swap at March 31, 2021:
$50,000	4/7/2016	9/30/2016	3/31/2021	1.09%	-	(117)
					$(26,720)	$(42,802)

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of March 31, 2021, all of the 13 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets. Amounts reported in accumulated other comprehensive loss will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $11.2 million of net unrealized losses included in accumulated other comprehensive loss at March 31, 2021 will be reclassified as an increase to interest and other expense, net within the next 12 months.

Index

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Loss		Net Unrealized (Loss) Reclassified from Accumulated Other Comprehensive Loss to Interest and Other Expense, net
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Interest rate derivatives in cash flow hedging relationships	$13,367	$(42,267)	$(2,715)	$(101)

6. Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2020 Form 10-K. Below is a summary of the significant related party relationships in effect during the three months ended March 31, 2021 and 2020.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the three months ended March 31, 2021 and 2020 totaled approximately $0.2 million and $0.3 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of March 31, 2021 and December 31, 2020, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes one aircraft, owned through an entity owned by the Company’s Executive Chairman, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses the entity at third party rates. Total costs incurred for the use of the aircraft during the three months ended March 31, 2021 and 2020 were less than $0.1 million for each respective period and are included in general and administrative expenses in the Company’s consolidated statements of operations.

7. Shareholders’ Equity

Distributions

Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. Prior to the suspension of its distributions, the Company’s annual distribution rate, payable monthly, was $1.20 per common share. For the three months ended March 31, 2020, the Company paid distributions of $0.30 per common share for a total of $67.3 million. The distributions paid during the three months ended March 31, 2020 included the distribution paid in January 2020, totaling $22.4 million, that was declared in December 2019. As discussed in Note 4, as a requirement under the amendments to its unsecured credit facilities, the Company is restricted in its ability to make distributions during the Extended Covenant Waiver Period, except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. In the first quarter of 2021, the Company resumed the declaration of distributions with the declaration of a quarterly distribution of $0.01 per common share in March 2021, which was paid on April 15, 2021, resulting in

Index

an accrued distribution of $2.2 million included in accounts payable and other liabilities in the Company’s consolidated balance sheet at March 31, 2021.

Issuance of Shares

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). As of March 31, 2021, the Company had not sold any common shares under the ATM Program. The Company plans to use the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility and, under certain circumstances, to repay proportionally amounts under each of the Company’s revolving credit facility, term loans and senior notes, subject to certain restrictions during the Extended Covenant Waiver Period pursuant to the Company’s unsecured credit facilities, as discussed further in Note 4, titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital.

Share Repurchases

In May 2020, the Company’s Board of Directors approved an extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier. During the first three months of 2020, the Company purchased, under its Share Repurchase Program approximately 1.5 million of its common shares at a weighted-average market purchase price of approximately $9.42 per common share, for an aggregate purchase price, including commissions, of approximately $14.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In March 2020 the Company terminated its written trading plan and has not engaged in additional repurchases under the Share Repurchase Program since then. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future purchases, with cash on hand or availability under its unsecured credit facilities subject to any applicable restrictions under the Company’s unsecured credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon the prevailing market conditions, regulatory requirements and other factors. Share repurchases are subject to certain restrictions during the Extended Covenant Waiver Period pursuant to the amendments to the Company’s unsecured credit facilities, as discussed further in Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management. Under the incentive plan for 2021 (the “2021 Incentive Plan”), participants are eligible to receive a bonus based on the achievement of certain 2021 performance measures, consisting of operational performance metrics and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods). With respect to the operational performance metrics, the first half of the year, for the period of January 1 – June 30, 2021, will be based on operational performance metrics including portfolio occupancy growth, expense management, successful negotiation of amendments to each of the Company’s unsecured credit facilities and effective allocation of capital to drive incremental returns, with no specific target or weighting assigned to each metric. The Compensation Committee intends to review performance mid-year to determine the feasibility of reverting back to operational performance metrics for the second half of the year that are more consistent with the Company’s historical operational performance metrics. The operational performance metrics account for 50% of the total target incentive compensation. The shareholder return metrics are weighted 75% for relative shareholder return metrics and 25% for total shareholder return metrics, and account for 50% of the total target incentive compensation. At March 31, 2021, the range of potential aggregate payouts under the 2021 Incentive Plan was $0 - $22.4 million. Based on performance through March 31, 2021, the Company has accrued approximately $2.9 million as a liability for potential executive bonus payments under the 2021 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2021 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2021. Approximately 25% of target awards under the 2021 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will vest in December 2021 and one-third of which will vest in December 2022.

Under the incentive plan for 2020 (the “2020 Incentive Plan”), the Company recorded approximately $1.5 million in general and administrative expenses in its consolidated statement of operations for the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company accrued expense associated with two separation agreements of approximately $1.25 million each, totaling approximately $2.5 million, in connection with the retirements of the Company’s former Executive Vice President and Chief Operating Officer and the Company’s former Executive Vice President and Chief Financial Officer which amounts were paid in October 2020. The accrued expense was included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2020.

Index

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2020 Incentive Plan and the incentive plan for 2019 (the “2019 Incentive Plan”).

	2020 Incentive Plan		2019 Incentive Plan
Period common shares issued	First Quarter 2021		First Quarter 2020

Common shares earned under each incentive plan	555,726		665,552
Common shares surrendered on issuance date to satisfy tax withholding obligations	117,647		60,616
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	438,079		604,936
Closing stock price on issuance date	$14.03		$13.01
Total share-based compensation earned, including the surrendered shares (in millions)	$7.8	(1)	$8.7	(2)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	160,216		426,553
Of the total common shares earned and issued, total common shares restricted at time of issuance	277,863		178,383

Restricted common shares vesting date	December 10, 2021		December 11, 2020
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	n/a		60,066

(1)

Of the total 2020 share-based compensation, approximately $5.9 million was recorded as a liability as of December 31, 2020 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2020. The remaining $1.9 million, which is subject to vesting on December 10, 2021 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2021. For the three months ended March 31, 2021, the Company recognized approximately $0.5 million of share-based compensation expense related to restricted share awards.

(2)

Of the total 2019 share-based compensation, approximately $1.2 million, which vested on December 11, 2020, was recognized as share-based compensation expense proportionately throughout 2020. For the three months ended March 31, 2020, the Company recognized approximately $0.3 million of share-based compensation expense related to restricted share awards.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares will vest on March 31, 2023 if the individual remains in service of the Company through the date of vesting. The expense associated with the awards will be amortized over the 3-year restriction period. For the three months ended March 31, 2021, the Company recognized approximately $0.1 million of share-based compensation expense related to these awards.

9. Subsequent Events

On April 15, 2021, the Company paid approximately $2.2 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

In February 2021, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its 102-room Overland Park, Kansas SpringHill Suites for a gross sales price of approximately $5.3 million. On April 30, 2021, the Company completed the sale of the hotel. The net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of COVID-19, including resurgences and new variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the vaccine roll-out, the efficacy, acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19, the potential for additional hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the slowing or potential rollback of “reopenings” in certain states, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s 2020 Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or an increase in COVID-19 cases or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2020 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2020 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of March 31, 2021, the Company owned 233 hotels with an aggregate of 29,855 rooms located in urban, high-end suburban and developing markets throughout 35 states, including one hotel with 102 rooms classified as held for sale, which was sold to an unrelated party in April 2021. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

The Impact of COVID-19 on the Company and Hospitality Industry

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

Index

The outbreak of COVID-19 has not only specifically reduced travel, but also has had a detrimental impact on regional and global economies and financial markets. The global, national and local impact of the outbreak has rapidly evolved and many countries, including the U.S., as well as state and local governments, have reacted by instituting and reinstituting a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementation of “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings, which has resulted in, and may continue to result in, cancellation of events, including sporting events, conferences and meetings. The pandemic triggered a period of material global economic slowdown and the National Bureau of Economic Research declared that the U.S. has been in a recession since February 2020. While the Company’s operating results and the overall economy in the U.S. have shown signs of a gradual recovery, the Company cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on the Company, its business, the hospitality industry and the economy, or whether the recovery will continue.

The effects of the pandemic on the hotel industry are unprecedented. COVID-19 has disrupted the industry and has dramatically reduced business and leisure travel, which has had a significant adverse impact on, and management expects COVID-19 will continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows. While the economy has shown signs of recovery as some of the initial restrictions put into place during 2020 have eased, occupancy and average daily rate (“ADR”) are still significantly below 2019 levels. Additionally, while vaccines have been developed and distribution began in December 2020 and these efforts suggest that conditions may continue to gradually improve during 2021, there can be no assurances of how quickly the vaccines will slow the spread of the virus and allow the economy to recover. The Company expects the significant decline in revenue associated with COVID-19 and the overall decline in the U.S. economy to negatively impact the Company’s revenue and operating results for an extended period of time. The Company does not expect a material improvement in results until business travel and general consumer confidence related to risks associated with the economy and COVID-19 improve and government restrictions on travel and business operations are broadly lifted.

Since the beginning of the pandemic, the Company, its management companies and its brands have taken steps to minimize costs and cash outflow to maintain a sound liquidity position. The Company has implemented cost elimination and efficiency initiatives at each of the Company’s hotels by reducing labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts, enhanced its sales efforts by focusing on COVID-19-specific demand opportunities in certain markets and has strategically targeted and maximized performance based on available demand, reduced non-essential capital improvement projects planned for 2021, and entered into amendments to its unsecured credit facilities to temporarily waive the financial covenant testing for the majority of its financial maintenance covenants until June 30, 2022. Despite the cost reduction initiatives discussed above, the Company does not expect to be able to fully, or even materially, offset revenue losses from COVID-19. The extent and duration of COVID-19 effects are not currently known, and these uncertainties continue to make it difficult to predict operating results for the Company’s hotels for the near future. Therefore, while the ongoing vaccination efforts suggest that conditions may continue to gradually improve during 2021, there can be no assurances that the Company will not experience further declines in hotel revenues or earnings at its hotels or how long the effects will continue to impact the Company’s operating results.

2021 Hotel Portfolio Activities

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

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2019 the Company entered into a contract to purchase a 176-room Hilton Garden Inn to be constructed in Madison, Wisconsin. Construction of the hotel was completed in February 2021 and the Company acquired the hotel on February 18, 2021 for a gross purchase price of $49.6 million, utilizing borrowings on the Company’s revolving credit facility.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the first quarter of 2021, the Company sold two hotels for a total combined gross sales price of $18.3 million and recognized a gain on sale of approximately $4.5 million in the first quarter of 2021. Additionally, as of March 31, 2021, the Company had an outstanding contract to sell one of its hotels for a gross sales price of approximately $5.3 million, which was completed in April 2021. The Company used the net proceeds from the sales to pay down borrowings on the Company’s revolving credit facility.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Index

Hotel Operations

As of March 31, 2021, the Company owned 233 hotels with a total of 29,855 rooms as compared to 231 hotels with a total of 29,535 rooms as of March 31, 2020. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the three months ended March 31, 2021, the Company acquired one newly constructed hotel on February 18, 2021 and sold one hotel on February 25, 2021 and one hotel on March 16, 2021. During 2020, the Company acquired two newly constructed hotels on April 30, 2020 and two newly constructed hotels on August 13, 2020, and sold three hotels (one on January 16, 2020, one on February 27, 2020 and one on December 30, 2020). As a result, the comparability of results for the three months ended March 31, 2021 and 2020 as discussed below is impacted by these transactions in addition to the impact of COVID-19 beginning in March 2020.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenue	$158,713	100.0%	$238,010	100.0%	-33.3%
Hotel operating expense	103,740	65.4%	155,266	65.2%	-33.2%
Property taxes, insurance and other expense	19,688	12.4%	19,595	8.2%	0.5%
General and administrative expense	8,119	5.1%	9,523	4.0%	-14.7%

Loss on impairment of depreciable real estate assets	10,754		-		n/a
Depreciation and amortization expense	48,710		49,522		-1.6%
Gain on sale of real estate	4,484		8,839		n/a
Interest and other expense, net	18,513		15,566		18.9%
Income tax expense	108		146		-26.0%

Net loss	(46,435)		(2,769)		n/a
Adjusted hotel EBITDA (1)	35,427		63,297		-44.0%

Number of hotels owned at end of period	233		231		0.9%
ADR	$99.19		$132.55		-25.2%
Occupancy	55.5%		60.9%		-8.9%
RevPAR	$55.09		$80.66		-31.7%

(1)	See reconciliation of Adjusted Hotel EBITDA to net loss in “Non-GAAP Financial Measures” below.

The following table highlights the quarterly impact of COVID-19 on the Company’s ADR, Occupancy, RevPAR, net loss and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”) during the last five quarters (in thousands except statistical data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2020	2020	2020	2020	2021
ADR	$132.55	$100.76	$104.78	$97.87	$99.19
Occupancy	60.9%	28.2%	48.6%	46.5%	55.5%
RevPAR	$80.66	$28.44	$50.94	$45.46	$55.09
Net loss	$(2,769)	$(78,243)	$(40,948)	$(51,247)	$(46,435)
Adjusted Hotel EBITDA (1)	$63,297	$704	$34,688	$23,296	$35,427

(1)	See reconciliation of Adjusted Hotel EBITDA to net loss in “Non-GAAP Financial Measures” below.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the U.S., resulting in significant decreases in RevPAR throughout the Company’s hotel portfolio and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and Company; however, the Company currently expects declines in revenue and operating results as compared to 2019 to continue throughout the remainder of 2021 and potentially into future years. While the

Index

Company experienced its most significant decline in operating results during the second quarter of 2020 as compared to previous quarters, occupancy and RevPAR have since shown improvement, with average occupancy reaching 55.5% by the first quarter of 2021, resulting in the strongest operating results since the onset of the pandemic. Although the Company expects this trend to gradually continue, future revenues and operating results could be negatively impacted if, among other things, COVID-19 cases increase and state and local governments and businesses revert back to tighter mitigation restrictions or consumer sentiment deteriorates.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 232 hotels owned and held for use as of March 31, 2021 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 232 hotels owned and held for use as of the end of the reporting period, and excludes the hotel held for sale. For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2021	2020	Percent Change
ADR	$99.29	$133.05	-25.4%
Occupancy	55.8%	60.9%	-8.4%
RevPAR	$55.39	$81.01	-31.6%

Same Store Operating Results

The following table reflects certain operating statistics for the 227 hotels owned and held for use by the Company as of January 1, 2020 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended March 31,
	2021	2020	Percent Change
ADR	$99.12	$133.05	-25.5%
Occupancy	56.1%	60.9%	-7.9%
RevPAR	$55.61	$81.01	-31.4%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. As a result of COVID-19, the Company’s revenue and operating results declined during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, which is consistent with the overall lodging industry. Compared to 2019, the Company expects declines in revenue and operating results to continue throughout the remainder of 2021, but the Company can give no assurances of the amount or period of decline due to the uncertainty regarding the duration and long-term impact of and governmental and consumer response to COVID-19.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended March 31, 2021 and 2020, the Company had total revenue of $158.7 million and $238.0 million, respectively. For the three months ended March 31, 2021 and 2020, respectively, Comparable Hotels achieved combined average occupancy of 55.8% and 60.9%, ADR of $99.29 and $133.05 and RevPAR of $55.39 and $81.01. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2020, during the three months ended March 31, 2021, the Company experienced decreases in ADR and occupancy, resulting in a decrease of 31.6% in RevPAR for Comparable Hotels. As compared to the first quarter of 2019 (pre-COVID-19), Comparable Hotels RevPAR for the first quarter of 2021 decreased by 45.8% as a result of reductions in rate and occupancy. During March 2020, the hotel industry and the Company began to see a significant decrease in occupancy as both mandated and voluntary restrictions on travel were implemented throughout the U.S. For Comparable Hotels, average occupancy declined to 28.2% for the second quarter 2020 before improving over subsequent quarters to 55.8% in the first quarter of 2021 driven predominately by increased leisure demand over the summer months as a result of improved consumer confidence in travel and the lifting of some COVID-19 mitigation restrictions, but also from a wide variety of demand generators such as government, healthcare, construction, disaster recovery, insurance, athletics, education and local and regional business-related travel. Revenue recovery in the

Index

first quarter of 2021 was led by leisure demand and small corporate, government and leisure based group business, with more favorable results in suburban markets. Throughout the hospitality industry, upscale and upper mid-scale chain scales have outperformed luxury and upper upscale and suburban locations have outperformed urban locations. Occupancy increased throughout the first quarter of 2021 and the trend continued into April, with estimated occupancy of approximately 68% for the month. The Company expects this trend to gradually continue, however, future revenues could be negatively impacted if COVID-19 cases increase and state and local governments tighten or implement new mitigation restrictions or consumer sentiment deteriorates.

Hotel Operating Expense

The Company, its management companies and the brands the Company’s hotels are franchised with have all aggressively worked to mitigate the costs and uses of cash associated with operating the hotels in a low-occupancy environment and are thoughtfully working to position the hotels to adapt to the changes that may occur to guest preferences in the future. The impact has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company will continue to evaluate and implement additional measures as the situation evolves.

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended March 31, 2021 and 2020 totaled $103.7 million and $155.3 million, respectively, or 65.4% and 65.2% of total revenue for the respective periods. Comparatively, prior to COVID-19, hotel operating expense was 57.8% of total revenue for the three months ended March 31, 2019. Included in hotel operating expense for the three months ended March 31, 2021 are an additional $1.8 million of utility costs resulting from extraordinary rate increases and fees assessed at some of the Company’s hotels in Texas as a result of winter and ice storms in the first quarter of 2021. The Company has worked and will continue to work with its management companies to optimize staffing models, consolidate operations in markets with multiple properties, and adjust food and beverage offerings and other amenities, among other efficiency initiatives to mitigate the impact of revenue declines on its results of operations. For example, in some markets the Company “clustered” hotels in 2020, whereby multiple properties in a market consolidated their operations to increase efficiency; the Company has reduced service and amenity offerings as allowed by the relaxation of certain brand standards; and the Company also successfully reduced rates under various service contracts. Although certain operating costs of a hotel are more fixed in nature, such as base utility and maintenance costs, the Company has worked and will continue to work to reduce all non-essential costs including service contracts, utilities in areas not utilized and certain maintenance costs. However, the Company may continue to see ongoing cost increases related to the supplying of personal protective equipment for employees and guests as well as increased sanitation and other measures. Additionally, as is typical in an economic recovery, the Company has begun to experience increases in the cost of labor, and expects to continue to do so, as it competes with other employers for hourly wage labor as unemployment rates decrease.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended March 31, 2021 and 2020 totaled $19.7 million and $19.6 million, respectively, or 12.4% and 8.2% of total revenue for the respective periods. Prior to COVID-19, property taxes, insurance and other expense totaled $19.6 million, or 6.5% of total revenue, for the period ended March 31, 2019. Although the Company will continue to aggressively appeal assessments and monitor locality guidance as a result of COVID-19, it does not currently anticipate significant decreases in property taxes in 2021 as compared to 2020. Additionally, the Company has faced increases in premiums on its property insurance coverage.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2021 and 2020 was $8.1 million and $9.5 million, respectively, or 5.1% and 4.0% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. General and administrative expense for the three months ended March 31, 2020 included the accrual of approximately $2.5 million in separation benefits awarded in connection with the retirements of the Company’s former Chief Operating Officer and former Chief Financial Officer on March 31, 2020. Excluding the separation benefit accrual, general and administrative expense increased by approximately $1.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increased accruals for incentive compensation related to anticipated higher operating performance in 2021 as compared to 2020.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was $10.8 million for the three months ended March 31, 2021, consisting of impairment losses of $1.3 million for the Overland Park, Kansas SpringHill Suites and $9.4 million for four hotel properties identified by the Company in the first quarter of 2021 for potential sale. See Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Index

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020, expense was $48.7 million and $49.5 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The decrease of approximately $0.8 million was primarily due to the hotel dispositions completed throughout 2020 and the first three months of 2021, partially offset by acquisitions and limited renovation activity.

Interest and Other Expense, net

Interest and other expense, net for the three months ended March 31, 2021 and 2020 was $18.5 million and $15.6 million, respectively. Interest and other expense, net for the three months ended March 31, 2020 is net of approximately $0.7 million of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the three months ended March 31, 2021 and 2020 includes approximately $2.9 million and $2.8 million, respectively, of interest recorded on the Company’s finance lease liabilities.

Interest expense related to the Company’s debt instruments increased as a result of increased average borrowings in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 combined with increased interest rates on the Company’s unsecured credit facilities associated with the amendments to obtain covenant waivers. The Company anticipates interest expense to be higher for the remainder of 2021 compared to the same period of 2020 due to these increased interest rates. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional discussion of the Company’s amended unsecured credit facilities.

Non-GAAP Financial Measures

The Company considers the following non-GAAP financial measures useful to investors as key supplemental measures of its operating performance: Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”), Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest, Income Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”), Adjusted EBITDAre and Adjusted Hotel EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss), cash flow from operations or any other operating GAAP measure. FFO, MFFO, EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA are not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although FFO, MFFO, EBITDA, EBITDAre, Adjusted EBITDAre, and Adjusted Hotel EBITDA as calculated by the Company, may not be comparable to FFO, MFFO, EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA as reported by other companies that do not define such terms exactly as the Company defines such terms, the Company believes these supplemental measures are useful to investors when comparing the Company’s results between periods and with other REITs.

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

Index

The following table reconciles the Company’s GAAP net loss to FFO and MFFO for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(46,435)	$(2,769)
Depreciation of real estate owned	47,088	47,668
Gain on sale of real estate	(4,484)	(8,839)
Loss on impairment of depreciable real estate assets	10,754	-
Funds from operations	6,923	36,060
Amortization of finance ground lease assets	1,617	1,602
Amortization of favorable and unfavorable operating leases, net	98	101
Non-cash straight-line operating ground lease expense	44	47
Modified funds from operations	$8,682	$37,810

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

Index

The following table reconciles the Company’s GAAP net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the last five quarters (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2020	2020	2020	2020	2021
Net loss	$(2,769)	$(78,243)	$(40,948)	$(51,247)	$(46,435)
Depreciation and amortization	49,522	49,897	50,171	50,196	48,710
Amortization of favorable and unfavorable operating leases, net	101	101	103	137	98
Interest and other expense, net	15,566	18,386	18,531	18,352	18,513
Income tax expense	146	58	61	67	108
EBITDA	62,566	(9,801)	27,918	17,505	20,994
(Gain) loss on sale of real estate	(8,839)	54	-	(2,069)	(4,484)
Loss on impairment of depreciable real estate assets	-	4,382	-	715	10,754
EBITDAre	53,727	(5,365)	27,918	16,151	27,264
Non-cash straight-line operating ground lease expense	47	44	44	45	44
Adjusted EBITDAre	53,774	(5,321)	27,962	16,196	27,308
General and administrative expense	9,523	6,025	6,726	7,100	8,119
Adjusted Hotel EBITDA	$63,297	$704	$34,688	$23,296	$35,427

Hotels Owned

As of March 31, 2021, the Company owned 233 hotels with an aggregate of 29,855 rooms located in 35 states, including one hotel with 102 rooms classified as held for sale, which was sold to an unrelated party in April 2021. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,843
Hampton	39	4,986
Courtyard	36	4,948
Residence Inn	33	3,939
Homewood Suites	31	3,473
SpringHill Suites	13	1,705
Fairfield	11	1,300
Home2 Suites	10	1,146
TownePlace Suites	9	931
Marriott	2	619
Embassy Suites	2	316
Hyatt Place	2	281
Independent	2	263
Hyatt House	1	105
Total	233	29,855

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	14	1,903
Arkansas	3	336
California	26	3,721
Colorado	4	567
Florida	23	2,922
Georgia	6	672
Idaho	1	186
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	4	422
Louisiana	3	422
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	9	973
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	12	1,362
Texas	31	3,755
Utah	3	393
Virginia	13	1,825
Washington	4	609
Wisconsin	1	176
Total	233	29,855

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 233 hotels the Company owned as of March 31, 2021.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Lakeland	FL	Courtyard	LBA	3/1/2014	78
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Albany	GA	Fairfield	LBA	1/14/2010	87
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Overland Park	KS	SpringHill Suites	Raymond	3/1/2014	102
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	Residence Inn	Crestline	10/13/2017	179
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	LBA	3/1/2014	92
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton	Newport	12/30/2008	85
Johnson City	TN	Courtyard	LBA	9/25/2009	90
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Aimbridge	9/26/2008	103
Allen	TX	Hilton Garden Inn	Aimbridge	10/31/2008	150
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Irving	TX	Homewood Suites	Western	12/29/2010	77
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	413
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					29,855

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its revolving credit facility. Periodically, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties (such as the sale of two hotels in the first quarter of 2021 for proceeds of approximately $18 million discussed above in “2021 Hotel Portfolio Activities”) and offerings of the Company’s common shares, including pursuant to the ATM Program (as defined below). As a result of declines in occupancy caused by COVID-19, the Company anticipates significantly reduced cash from operations until travel increases in the U.S. and therefore anticipates funding its near-term cash needs with operating cash flows generated from the Company’s properties and availability under its revolving credit facility.

As of March 31, 2021, the Company had $1.5 billion of total outstanding debt consisting of $509.8 million of mortgage debt and $1.0 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of March 31, 2021, the Company had available corporate cash on hand of approximately $5.8 million as well as unused borrowing capacity under its revolving credit facility of approximately $275.1 million. In the near term, the impact of COVID-19 on the global economy, including any sustained decline in the Company’s performance, may make it more difficult or costly for the Company to raise debt or equity capital to fund long-term liquidity requirements. The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit

Index

agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company anticipated that it may not be able to maintain compliance with certain of these covenants in future periods. On June 5, 2020, the Company entered into amendments to each of the unsecured credit facilities, which the Company again amended on March 1, 2021. The combined amendments suspend the testing for all but two of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate is required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elects an earlier date) (the “Extended Covenant Waiver Period”), suspend the testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio until the compliance certificate is required to be delivered for the fiscal quarter ending March 31, 2022 and provide for, among other restrictions, the following during the Extended Covenant Waiver Period:

●

Mandatory prepayments of amounts outstanding under the Company’s unsecured credit facilities, of net cash proceeds from certain debt and equity issuances, and asset dispositions, subject to various exceptions, including an allowance of $300 million for acquiring unencumbered assets with proceeds from assets sales and a $300 million allowance for acquiring unencumbered assets funded by common equity so long as outstanding borrowings under the revolving credit facility are less than $275 million. A portion of the mandatory prepayments will be available for future borrowing under the revolving credit facility;

●	A minimum liquidity covenant of $125 million;
●

A requirement to pledge the equity interests of each direct or indirect owner of certain unencumbered property in favor of the administrative agents if average liquidity for any month is less than $200 million or the total amount outstanding under the revolving credit facility exceeds $275 million;

●

Restrictions on the Company’s and its subsidiaries’ ability to incur additional indebtedness (except for maturities beyond 2026) or prepay certain existing indebtedness, except that the Company is permitted to prepay (prior to maturity) up to $35 million of secured debt maturities in 2021;

●

Restrictions on the Company’s ability to make cash distributions (except the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status) and share repurchases;

●	Maximum discretionary capital expenditures of $50 million;
●	Limitations on additional investments; and
●

An increase in the applicable interest rate under the unsecured credit facilities until the end of the Extended Covenant Waiver Period to a rate that corresponds to the highest leverage-based applicable interest rate margin plus 0.15% with respect to the unsecured credit facilities.

The amendments also modify the calculation of the existing financial covenants for the four quarters subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts to the extent the most recently ended fiscal quarter is not at least four fiscal quarters from the end of the Extended Covenant Waiver Period, and provide for a LIBOR floor under the credit agreements of 25 basis points for Eurodollar Rate Loans and 1.25% for Base Rate Loans on the revolving credit facility, and any term loans under the credit agreements that are not hedged. The March 2021 amendments also modify certain of the existing financial maintenance covenants to less restrictive levels following the Extended Covenant Waiver Period as follows (capitalized terms are defined in the credit agreements):

●

Maximum Consolidated Leverage Ratio of 8.50 to 1.00 for the first two fiscal quarters, 8.00 to 1.00 for two fiscal quarters, 7.50 to 1.00 for one fiscal quarter and then a ratio of 6.50 to 1.00 thereafter;

●	Minimum Fixed Charge Coverage Ratio of 1.05 to 1.00 for the first fiscal quarter, 1.25 to 1.00 for one fiscal quarter and then a ratio of 1.50 to 1.00 thereafter;
●

Minimum Unsecured Interest Coverage Ratio of no less than 1.25 to 1.00 for one fiscal quarter, 1.50 to 1.00 for one fiscal quarter, 1.75 to 1.00 for one fiscal quarter and a ratio of 2.00 to 1.00 thereafter; and

●	Maximum Unsecured Leverage Ratio of 65% for two fiscal quarters and 60% thereafter.

Except as otherwise set forth in the amendments, the terms of the credit agreements remain in effect. The Company anticipates meeting the applicable covenants after the conclusion of the Extended Covenant Waiver Period, although there can be no assurances.

Index

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt instruments as of March 31, 2021.

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). As of March 31, 2021, the Company had not sold any common shares under the ATM Program. The Company plans to use the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility and, under certain circumstances, to repay proportionally amounts under each of the Company’s revolving credit facility, term loans and senior notes, subject to certain restrictions during the Extended Covenant Waiver Period pursuant to the Company’s unsecured credit facilities, as discussed further in Note 4, titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Capital Uses

Although there can be no assurances, the Company anticipates that available cash and availability under its revolving credit facility as of March 31, 2021 will be adequate to meet its near-term potential operating cash flow deficits that may result from the effect of COVID-19, debt service and capital expenditures. Though not expected, if the Company is unable to meet its near-term anticipated capital uses as currently planned, it may raise capital through disposition of assets, issuance of equity or issuance of debt, which may be more costly to the Company in the current environment.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income. No distributions were paid during the three months ended March 31, 2021. For the same period, the Company’s net cash used by operations was approximately $2.1 million. As a result of COVID-19 and the impact on its business, the Company suspended its monthly distributions in March 2020. As discussed in Note 4, titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as a requirement under the amendments to its unsecured credit facilities, the Company is restricted in its ability to make distributions during the Extended Covenant Waiver Period, except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. Subject to these distribution restrictions, the Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and intends to adjust distributions at a time and level determined to be prudent in relation to the Company’s other cash requirements or in order to maintain its REIT status for federal income tax purposes, subject to any applicable distribution restrictions under the Company’s unsecured credit facilities. In the first quarter of 2021, the Company resumed the declaration of distributions with the declaration of a quarterly distribution of $0.01 per common share in March 2021, totaling approximately $2.2 million, which was paid on April 15, 2021.

Share Repurchases

In May 2020, the Company’s Board of Directors approved an extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier. During the first three months of 2020, the Company purchased, under its Share Repurchase Program approximately 1.5 million of its common shares at a weighted-average market purchase price of approximately $9.42 per common share, for an aggregate purchase price, including commissions, of approximately $14.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In March 2020 the Company terminated its written trading plan under the Share Repurchase Program and has not repurchased any shares since that time. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund any future purchases, with cash on hand or availability under its unsecured credit facilities subject to any applicable restrictions under the Company’s unsecured credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors. As discussed above, share repurchases are subject to certain restrictions during the Extended Covenant Waiver Period as a condition to the amendments to the Company’s unsecured credit facilities, as discussed above.

Capital Improvements

The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and, subject to improved operating results, plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures

Index

with respect to the hotels. As of March 31, 2021, the Company held approximately $26.4 million in reserve related to these properties. During the three months ended March 31, 2021, the Company invested approximately $2.2 million in capital expenditures, and anticipates spending an additional $23-28 million during the remainder of 2021. The Company does not currently have any existing or planned projects for new property development.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns were disrupted in 2020 and may also be disrupted in the remainder of 2021. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of the guidance in the reference rate reform accounting standards effective in March 2020 and January 2021.

Subsequent Events

On April 15, 2021, the Company paid approximately $2.2 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

In February 2021, the Company entered into a purchase and sale agreement with an unrelated party for the sale of its 102-room Overland Park, Kansas SpringHill Suites for a gross sales price of approximately $5.3 million. On April 30, 2021, the Company completed the sale of the hotel. The net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate debt that is not fixed by interest rate swaps. As of March 31, 2021, after giving effect to interest rate swaps, as described below, approximately $295.5 million, or approximately 19% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of March 31, 2021, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.0 million (subject to the LIBOR floor as discussed in Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q), all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2021, the Company’s variable-rate debt consisted of its unsecured credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $870 million of term loans, and a $20.6 million loan secured by two of its properties (the $20.6 million loan was repaid on April 12, 2021). Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of March 31, 2021, the Company had 13 interest rate swap agreements that effectively fix the interest payments on approximately $695.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from August 2022 to December 2029. In addition, the Company has entered into an interest rate swap agreement which, beginning May 18, 2021, will effectively fix the interest rate on an additional $75 million of its variable-rate debt. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of March 31, 2021.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as one $50 million fixed-rate senior notes facility. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at March 31, 2021. All dollar amounts are in thousands.

	April 1 - December 31, 2021	2022	2023	2024	2025	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$67,706	$259,731	$296,213	$338,597	$245,140	$322,265	$1,529,652	$1,488,025
Average interest rates (1)	3.9%	3.9%	4.1%	4.3%	4.4%	4.4%

Variable-rate debt:
Maturities	$20,551	$149,900	$250,000	$310,000	$175,000	$85,000	$990,451	$965,647
Average interest rates (1)	3.7%	3.8%	4.1%	4.5%	5.0%	5.6%

Fixed-rate debt:
Maturities	$47,155	$109,831	$46,213	$28,597	$70,140	$237,265	$539,201	$522,378
Average interest rates	4.3%	4.1%	4.0%	4.0%	4.0%	3.9%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the first quarter of 2021.
Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
Janaury 1 - Janaury 31, 2021	-	-	-	$345,000
February 1 - February 28, 2021	-	-	-	$345,000
March 1 - March 31, 2021 (2)	117,647	$14.03	-	$345,000
Total	117,647		-

(1)

Represents amount outstanding under the Company's authorized $345 million share repurchase program. This program may be suspended or terminated at any time by the Company and will end in July 2021 if not terminated earlier.

(2)	Represents common shares surrendered to the Company to satisfy tax withholding obligations associated with the issuance of common shares awarded to employees.

Dividends

During the Extended Covenant Waiver Period (as defined in the Company’s amended unsecured credit facilities), the Company is subject to more restrictive limits on its ability to pay distributions on its common shares. See “Liquidity and Capital Resources” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing in Part I this Quarterly Report on Form 10-Q.

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

10.1

Third Amendment to the Credit Agreement, dated March 1, 2021, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and BofA Securities, Inc., KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to exhibit 10.1 to the Company’s current report on From 8-K/A (SEC File No. 001-37389) filed March 2, 2021)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted as Inline XBRL and contained in Exhibit 101.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 6, 2021
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: May 6, 2021
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: May 6, 2021
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)