Form 10-Q
period 2021-06-30
Apple Hospitality REIT, Inc.
filed 2021-08-05
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of registrant’s common shares outstanding as of August 2, 2021: 228,340,959

Apple Hospitality REIT, Inc.

Form 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The AC Hotels by Marriott®, Aloft Hotels®, Courtyard by Marriott®, Fairfield by Marriott®, Marriott® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Embassy Suites by Hilton®, Hampton by Hilton®, Hampton Inn by Hilton®, Hampton Inn & Suites by Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates. The Hyatt®, Hyatt House® and Hyatt Place® trademarks are the property of Hyatt Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,228,937 and $1,235,698, respectively	$4,459,866	$4,732,896
Assets held for sale	208,026	5,316
Cash and cash equivalents	2,899	5,556
Restricted cash-furniture, fixtures and other escrows	31,215	28,812
Due from third party managers, net	54,296	22,137
Other assets, net	36,084	35,042
Total Assets	$4,792,386	$4,829,759

Liabilities
Debt, net	$1,396,408	$1,482,571
Finance lease liabilities	222,081	219,981
Accounts payable and other liabilities	79,574	97,860
Total Liabilities	1,698,063	1,800,412

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,340,959 and 223,212,346 shares, respectively	4,569,332	4,488,419
Accumulated other comprehensive loss	(28,076)	(42,802)
Distributions greater than net income	(1,446,933)	(1,416,270)
Total Shareholders' Equity	3,094,323	3,029,347

Total Liabilities and Shareholders' Equity	$4,792,386	$4,829,759

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Room	$231,166	$76,828	$379,647	$294,807
Food and beverage	5,088	839	7,871	12,151
Other	11,150	3,411	18,599	12,130
Total revenue	247,404	81,078	406,117	319,088

Expenses:
Hotel operating expense:
Operating	53,186	19,707	91,336	87,736
Hotel administrative	21,538	13,811	39,282	37,454
Sales and marketing	20,380	9,430	35,268	33,789
Utilities	9,352	6,308	19,912	15,498
Repair and maintenance	11,886	6,348	22,111	18,141
Franchise fees	10,865	3,656	17,784	13,913
Management fees	8,203	2,557	13,457	10,552
Total hotel operating expense	135,410	61,817	239,150	217,083
Property taxes, insurance and other	17,321	18,702	37,009	38,297
General and administrative	8,435	6,025	16,554	15,548
Loss on impairment of depreciable real estate assets	-	4,382	10,754	4,382
Depreciation and amortization	46,386	49,897	95,096	99,419
Total expense	207,552	140,823	398,563	374,729

Gain (loss) on sale of real estate	(864)	(54)	3,620	8,785

Operating income (loss)	38,988	(59,799)	11,174	(46,856)

Interest and other expense, net	(18,618)	(18,386)	(37,131)	(33,952)

Income (loss) before income taxes	20,370	(78,185)	(25,957)	(80,808)

Income tax expense	(87)	(58)	(195)	(204)

Net income (loss)	$20,283	$(78,243)	$(26,152)	$(81,012)

Other comprehensive income (loss):
Interest rate derivatives	(1,356)	(4,195)	14,726	(46,361)

Comprehensive income (loss)	$18,927	$(82,438)	$(11,426)	$(127,373)

Basic and diluted net income (loss) per common share	$0.09	$(0.35)	$(0.12)	$(0.36)

Weighted average common shares outstanding - basic and diluted	224,772	223,278	224,255	223,786

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended June 30, 2021 and 2020
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at March 31, 2021	223,656	$4,493,422	$(26,720)	$(1,464,937)	$3,001,765
Share based compensation, net	8	843	-	-	843
Issuance of common shares, net	4,677	75,067	-	-	75,067
Interest rate derivatives	-	-	(1,356)	-	(1,356)
Net income	-	-	-	20,283	20,283
Distributions declared to shareholders ($0.01 per share)	-	-	-	(2,279)	(2,279)
Balance at June 30, 2021	228,341	$4,569,332	$(28,076)	$(1,446,933)	$3,094,323

Balance at March 31, 2020	223,017	$4,487,441	$(46,864)	$(1,245,773)	$3,194,804
Share based compensation, net	207	593	-	-	593
Interest rate derivatives	-	-	(4,195)	-	(4,195)
Net loss	-	-	-	(78,243)	(78,243)
Balance at June 30, 2020	223,224	$4,488,034	$(51,059)	$(1,324,016)	$3,112,959

Six Months Ended June 30, 2021 and 2020
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347
Share based compensation, net	452	5,847	-	-	5,847
Issuance of common shares, net	4,677	75,066	-	-	75,066
Interest rate derivatives	-	-	14,726	-	14,726
Net loss	-	-	-	(26,152)	(26,152)
Distributions declared to shareholders ($0.02 per share)	-	-	-	(4,511)	(4,511)
Balance at June 30, 2021	228,341	$4,569,332	$(28,076)	$(1,446,933)	$3,094,323

Balance at December 31, 2019	223,863	$4,493,763	$(4,698)	$(1,198,052)	$3,291,013
Share based compensation, net	882	8,607	-	-	8,607
Common shares repurchased	(1,521)	(14,336)	-	-	(14,336)
Interest rate derivatives	-	-	(46,361)	-	(46,361)
Net loss	-	-	-	(81,012)	(81,012)
Distributions declared to shareholders ($0.20 per share)	-	-	-	(44,952)	(44,952)
Balance at June 30, 2020	223,224	$4,488,034	$(51,059)	$(1,324,016)	$3,112,959

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,152)	$(81,012)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	95,096	99,419
Loss on impairment of depreciable real estate assets	10,754	4,382
Gain on sale of real estate	(3,620)	(8,785)
Other non-cash expenses, net	5,493	4,802
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	(32,157)	2,029
Decrease (increase) in other assets, net	145	(270)
Increase (decrease) in accounts payable and other liabilities	214	(8,016)
Net cash provided by operating activities	49,773	12,549

Cash flows from investing activities:
Acquisition of hotel properties, net	(49,345)	(25,095)
Refunds (payments) for potential acquisitions, net	(2,375)	416
Capital improvements	(4,906)	(38,296)
Net proceeds from sale of real estate	22,765	44,382
Net cash used in investing activities	(33,861)	(18,593)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	75,066	-
Repurchases of common shares	-	(14,336)
Repurchases of common shares to satisfy employee withholding requirements	(1,650)	(1,748)
Distributions paid to common shareholders	(2,232)	(67,324)
Net proceeds from (payments on) revolving credit facility	(23,800)	148,800
Proceeds from term loans and senior notes	-	50,000
Proceeds from mortgage debt and other loans	-	81,520
Payments of mortgage debt and other loans	(62,049)	(39,170)
Financing costs	(1,501)	(2,185)
Net cash provided by (used in) financing activities	(16,166)	155,557

Net change in cash, cash equivalents and restricted cash	(254)	149,513

Cash, cash equivalents and restricted cash, beginning of period	34,368	34,661

Cash, cash equivalents and restricted cash, end of period	$34,114	$184,174

Supplemental cash flow information:
Interest paid	$35,336	$29,598

Supplemental disclosure of noncash investing and financing activities:
Notes payable originated from acquisitions	$-	$21,704
Accrued distribution to common shareholders	$2,279	$-

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$5,556	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	28,812	34,661
Cash, cash equivalents and restricted cash, beginning of period	$34,368	$34,661

Cash and cash equivalents, end of period	$2,899	$156,461
Restricted cash-furniture, fixtures and other escrows, end of period	31,215	27,713
Cash, cash equivalents and restricted cash, end of period	$34,114	$184,174

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities, and therefore does not consolidate the entities. As of June 30, 2021, the Company owned 232 hotels with an aggregate of 29,753 rooms located in 35 states, including 20 hotels with 2,133 rooms classified as held for sale, which were sold to an unrelated party in July 2021. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2021.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Novel Coronavirus COVID-19 Pandemic

As a result of the current novel coronavirus COVID-19 pandemic (“COVID-19”) and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, the Company’s hotels have experienced significant declines in occupancy, which have had and are expected to continue to have a significant negative effect on the Company’s revenue and operating results. While occupancy has recovered significantly during the first six months of 2021, there remains significant uncertainty as to when or if operations at the hotels will return to pre-pandemic levels.

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

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s consolidated financial statements and related disclosures as of June 30, 2021. The provisions of these updates will generally affect the Company by allowing, among other things, the following:

Index

•

Allowing modifications of the Company’s unsecured credit facilities (as defined below) to replace the London Interbank Offered Rate (LIBOR) with a substitute index to be accounted for as a non-substantial modification and not be considered a debt extinguishment.

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

Accounting Standards Recently Issued

Accounting for Certain Equity Options

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (Topics 260, 470, 718 and 815), which provides updated guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The provisions of this update are effective for annual and interim periods beginning after December 15, 2021. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Land	$692,586	$725,512
Building and improvements	4,313,527	4,525,850
Furniture, fixtures and equipment	466,206	499,865
Finance ground lease assets	203,617	203,617
Franchise fees	12,867	13,750
	5,688,803	5,968,594
Less accumulated depreciation and amortization	(1,228,937)	(1,235,698)
Investment in real estate, net	$4,459,866	$4,732,896

As of June 30, 2021, the Company owned 232 hotels with an aggregate of 29,753 rooms located in 35 states, including 20 hotels with 2,133 rooms classified as held for sale, which were sold to an unrelated party in July 2021.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Hotel Acquisitions

The Company acquired one hotel during the six months ended June 30, 2021. The hotel was a newly developed 176-room Hilton Garden Inn in Madison, Wisconsin managed by Raymond and purchased for $49.6 million on February 18, 2021.

During the year ended December 31, 2020, the Company acquired four hotels, including two hotels during the six months ended June 30, 2020. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116	$24,102
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108	22,602
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	26,309
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	38,279
					483	$111,292

Index

The Company utilized $25.0 million of its available cash and entered into a one-year note payable with the developer secured by the hotels for $21.7 million to fund the purchase price of the Cape Canaveral, Florida hotels. The note payable bore interest, which was payable monthly, at a floating annual rate equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”) plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings, and the note was repaid in full on April 12, 2021. The Company used borrowings under its revolving credit facility to purchase the Tempe, Arizona and Madison, Wisconsin hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the one hotel acquired during the six months ended June 30, 2021, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through June 30, 2021 was approximately $0.7 million and $(1.0) million, respectively. For the two hotels acquired during the six months ended June 30, 2020, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through June 30, 2020 was approximately $0.4 million and $(0.3) million, respectively.

Purchase Contract Commitments

As of June 30, 2021, the Company had an outstanding contract to purchase the fee interest in the land at the Seattle, Washington Residence Inn, currently held under a finance ground lease, for a purchase price of $80.0 million, consisting of a $24.0 million cash payment (utilizing available cash or borrowings under the Company’s unsecured credit facilities) and a one-year note payable to the seller for $56.0 million. The land purchase is expected to close in August 2021 and will be accounted for as a retirement of the finance lease, with any difference between the carrying amount of the right-of-use asset ($94.9 million as of June 30, 2021) and the finance lease liability ($110.5 million as of June 30, 2021) applied as an adjustment to the carrying amount of the acquired land. Although the Company is working towards completing this acquisition, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing will occur.

3. Assets Held for Sale and Dispositions

Assets Held for Sale

In April 2021, the Company entered into a purchase contract with an unrelated party for the sale of 20 of its hotels for a total gross sales price of approximately $211.0 million. Since the buyer under the contract had completed its due diligence and had made a non-refundable deposit, as of June 30, 2021, the Company classified the hotels as assets held for sale in its consolidated balance sheet at their carrying value. As discussed below, during the first quarter of 2021, the Company recognized an impairment loss to adjust the carrying values of four of these hotels to their fair values. In July 2021, the Company completed the sale of the 20 hotels which resulted in a loss of approximately $0.9 million, consisting primarily of selling costs that were recognized in the second quarter of 2021. A portion of the net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility and the remaining proceeds are available for general corporate purposes, including acquisitions of hotel properties. The following table lists the 20 hotels under the purchase contract:

Index

City	State	Brand	Rooms
Montgomery	AL	Hilton Garden Inn	97
Montgomery	AL	Homewood Suites	91
Rogers	AR	Residence Inn	88
Phoenix	AZ	Courtyard	127
Lakeland	FL	Courtyard	78
Albany	GA	Fairfield	87
Schaumburg	IL	Hilton Garden Inn	166
Andover	MA	SpringHill Suites	136
Fayetteville	NC	Residence Inn	92
Greenville	SC	Residence Inn	78
Jackson	TN	Hampton	85
Johnson City	TN	Courtyard	90
Allen	TX	Hampton	103
Allen	TX	Hilton Garden Inn	150
Beaumont	TX	Residence Inn	133
Burleson/Fort Worth	TX	Hampton	88
El Paso	TX	Hilton Garden Inn	145
Irving	TX	Homewood Suites	77
Richmond	VA	SpringHill Suites	103
Vancouver	WA	SpringHill Suites	119
Total			2,133

Dispositions

During the six months ended June 30, 2021, the Company sold three hotels in three separate transactions with unrelated parties for a total combined gross sales price of approximately $23.6 million, resulting in a combined gain on sale of approximately $4.5 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the six months ended June 30, 2021. The three hotels had a total carrying value of approximately $18.2 million at the time of sale. The following table lists the three hotels sold:

City	State	Brand	Date Sold	Rooms
Charlotte	NC	Homewood Suites	2/25/2021	118
Memphis	TN	Homewood Suites	3/16/2021	140
Overland Park	KS	SpringHill Suites	4/30/2021	102
Total				360

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating loss of approximately $(8.1) million and $(6.2) million for the six months ended June 30, 2021 and 2020, respectively, relating to the results of operations of the 26 hotels noted above (the 20 hotels classified as held for sale at June 30, 2021, the three hotels sold in the first six months of 2021 and the three hotels sold in 2020) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the six months ended June 30, 2021 and 2020. A portion of the net proceeds from the sales were used to pay down borrowings on the Company’s revolving credit facility and the remaining proceeds are available for general corporate purposes, including acquisitions of hotel properties.

Index

Hotel Sale Contracts and Loss on Impairment of Depreciable Real Estate Assets

During the first quarter of 2021, the Company identified 20 hotels for potential sale and, in April 2021, entered into a purchase contract with an unrelated party for the sale of the hotels for a gross sales price of $211.0 million. As a result, the Company recognized impairment losses totaling approximately $9.4 million in the first quarter of 2021, to adjust the carrying values of four of these hotels to their estimated fair values. The fair values of these properties were based on broker opinions of value using multiple methods to determine their value, including but not limited to replacement value, discounted cash flows and the income approach based on historical and forecasted operating results of the specific properties. These valuations are Level 3 inputs under the fair value hierarchy. The Company completed the sale of the hotels in July 2021.

Additionally, during the first quarter of 2021, the Company identified the Overland Park, Kansas SpringHill Suites for potential sale and, in February 2021, entered into a purchase contract with an unrelated party for the sale of the hotel for a gross sales price of $5.3 million. As a result, the Company recognized an impairment loss totaling approximately $1.3 million in the first quarter of 2021, to adjust the carrying value of the hotel to its estimated fair value less cost to sell, which was based on the contracted sales price, a Level 1 input under the fair value hierarchy. The Company completed the sale of the hotel in April 2021.

In June 2020, the Company entered into a purchase contract with an unrelated party for the sale of its 140-room Memphis, Tennessee Homewood Suites for a gross sales price of approximately $9.0 million. As a result, the Company recognized an impairment loss of approximately $4.4 million in the second quarter of 2020, representing the difference between the carrying value of the hotel and the contracted sales price, net of estimated selling costs, which is a Level 1 input under the fair value hierarchy. The Company completed the sale of the hotel in March 2021, and used the net proceeds from the sale to pay down borrowings on the Company’s revolving credit facility.

4. Debt

Summary

As of June 30, 2021 and December 31, 2020, the Company’s debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Revolving credit facility	$82,000	$105,800
Term loans and senior notes, net	864,221	864,225
Mortgage debt, net	450,187	512,546
Debt, net	$1,396,408	$1,482,571

The aggregate amounts of principal payable under the Company’s total debt obligations as of June 30, 2021 (including the revolving credit facility, term loans, senior notes and mortgage debt), for each of the next five fiscal years and thereafter are as follows (in thousands):

2021 (July - December)	$8,674
2022	191,831
2023	296,213
2024	338,597
2025	245,140
Thereafter	322,265
1,402,720
Unamortized fair value adjustment of assumed debt	1,130
Unamortized debt issuance costs	(7,442)
Total	$1,396,408

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate

Index

and variable-rate debt, after giving effect to its interest rate swaps in effect at June 30, 2021 and December 31, 2020, is set forth below. All dollar amounts are in thousands.

	June 30, 2021	Percentage	December 31, 2020	Percentage
Fixed-rate debt (1)	$1,270,720	91%	$1,287,219	86%
Variable-rate debt	132,000	9%	201,351	14%
Total	$1,402,720		$1,488,570
Weighted-average interest rate of debt	3.96%		3.86%

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

The Company previously entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2021 (unless the Company elects an earlier date) (the “Covenant Waiver Period”), and imposed certain restrictions that applied during such testing suspension period. The March 2021 amendments extended the testing for all but two of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elects an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio was suspended until the compliance certificate is required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elects an earlier date).

The March 2021 amendments also provided for, among other restrictions, the following during the Extended Covenant Waiver Period:

●

Mandatory prepayments of amounts outstanding under the Company’s unsecured credit facilities of net cash proceeds from certain debt and equity issuances and asset dispositions, subject to various exceptions, including an allowance of $300 million for acquiring unencumbered assets with proceeds from assets sales and a $300 million allowance for acquiring unencumbered assets funded by common equity so long as outstanding borrowings under the revolving credit facility were less than $275 million. A portion of the mandatory prepayments would be available for future borrowing under the revolving credit facility;

●	A minimum liquidity covenant of $125 million;
●

A requirement to pledge the equity interests of each direct or indirect owner of certain unencumbered property in favor of the administrative agents if average liquidity for any month was less than $200 million or the total amount outstanding under the revolving credit facility exceeds $275 million;

●

Restrictions on the Company’s and its subsidiaries’ ability to incur additional indebtedness (except for maturities beyond 2026) or prepay certain existing indebtedness, except that the Company was permitted to prepay (prior to maturity) up to $35 million of secured debt maturities in 2021;

●

Restrictions on the Company’s ability to make cash distributions (except the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status) and share repurchases;

●	Maximum discretionary capital expenditures of $50 million;

Index

●	Limitations on additional investments; and
●

An increase in the applicable interest rate under the unsecured credit facilities until the end of the Extended Covenant Waiver Period to a rate that corresponded to the highest leverage-based applicable interest rate margin plus 0.15% with respect to the unsecured credit facilities.

The amendments also modified the calculation of the existing financial covenants for the four quarters subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts to the extent the most recently ended fiscal quarter was not at least four fiscal quarters from the end of the Extended Covenant Waiver Period, and provided for a LIBOR floor under the credit agreements of 25 basis points for Eurodollar Rate Loans and 1.25% for Base Rate Loans on the revolving credit facility, and any term loans under the credit agreements that were not hedged. The March 2021 amendments also modified certain of the existing financial maintenance covenants to less restrictive levels upon exiting the Extended Covenant Waiver Period as follows (capitalized terms are defined in the credit agreements):

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

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021 pursuant to the terms of each of its unsecured credit facilities. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions described above regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, limitations on capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021.

As of June 30, 2021, the Company met the applicable financial maintenance covenants based on the annualized results of the three months ended June 30, 2021 at the levels required for the first quarter tested upon exiting the Extended Covenant Waiver Period. The Company anticipates continuing to meet the applicable financial maintenance covenants in future periods, although there can be no assurances and the unsecured credit facilities do not provide for the Company re-entering the Extended Covenant Waiver Period once it has elected to exit.

$850 Million Credit Facility

The Company utilizes an unsecured “$850 million credit facility” comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the “Revolving Credit Facility”) and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024 (the “$425 million term loan facility”). Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year if certain criteria are met at the time of extension. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of June 30, 2021, the Company had availability of $343 million under the revolving credit facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

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

$50 Million Senior Notes Facility

On March 16, 2020, the Company entered into an unsecured $50 million senior notes facility with a maturity date of March 31, 2030, consisting of senior notes totaling $50 million funded at closing (the “$50 million senior notes facility” and, collectively with the $850 million credit facility, the $225 million term loan facility, the 2017 $85 million term loan facility and the 2019 $85 million term loan facility, each as amended, the “unsecured credit facilities”). Net proceeds from the $50 million senior notes facility were available to provide funding for general corporate purposes. The note agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $50 million senior notes facility are due quarterly and the interest rate, subject to certain exceptions, ranges from an annual rate of 3.60% to 4.35% depending on the Company’s leverage ratio, as calculated under the terms of the facility.

Index

As of June 30, 2021 and December 31, 2020, the details of the Company’s unsecured credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate (1)	Maturity Date	June 30, 2021	December 31, 2020
Revolving credit facility (2)	LIBOR + 1.40% - 2.25%	7/27/2022	$82,000	$105,800

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	50,000
Term loans and senior notes at stated value			870,000	870,000
Unamortized debt issuance costs			(5,779)	(5,775)
Term loans and senior notes, net			864,221	864,225

Credit facilities, net (2)			$946,221	$970,025
Weighted-average interest rate (3)			3.86%	3.64%

(1)	Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period.
(2)

Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $1.8 million and $2.1 million as of June 30, 2021 and December 31, 2020, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(3)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $770.0 million and $745.0 million of the outstanding variable-rate debt as of June 30, 2021 and December 31, 2020, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at June 30, 2021 and December 31, 2020 was 0.10% and 0.14%, respectively.

Mortgage Debt

As of June 30, 2021, the Company had approximately $450.7 million in outstanding mortgage debt secured by 28 properties with maturity dates ranging from September 2022 to May 2038, stated interest rates ranging from 3.40% to 5.00% and effective interest rates ranging from 3.40% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. As a result of the effects of the COVID-19 pandemic on certain hotels, the associated lenders granted temporary deferrals of principal and interest payments during 2020, however all payments resumed as of December 31, 2020. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of June 30, 2021 and December 31, 2020 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of June 30, 2021	Outstanding balance as of December 31, 2020
Cape Canaveral, FL	Hampton	(2)	4/30/2020	(3)	$10,852	$-	$10,275
Cape Canaveral, FL	Home2 Suites	(2)	4/30/2020	(3)	10,852	-	10,275
Colorado Springs, CO	Hampton	6.25%	9/1/2016	(4)	7,923	-	7,317
Franklin, TN	Courtyard	6.25%	9/1/2016	(4)	14,679	-	13,563
Franklin, TN	Residence Inn	6.25%	9/1/2016	(4)	14,679	-	13,563
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	11,810	9,256	9,434
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650	9,914	10,105
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022	5,732	4,640	4,729
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022	12,145	9,831	10,018
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022	15,060	12,190	12,422
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022	28,269	22,857	23,294
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230	18,313	18,660
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022	8,750	7,042	7,179
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022	9,431	7,590	7,737
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,608	6,742
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	5,248	5,354
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	14,761	15,061
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	13,270	13,537
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	22,376	22,766
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,464	8,605
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	29,904	30,387
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,463	12,605
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,682	20,701	20,936
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	21,914	22,146
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	22,863	23,315
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	22,782	23,232
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	16,960	17,295
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	26,679	27,078
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	14,553	14,770
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,594	14,739
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,594	14,739
Portland, ME	Residence Inn	3.43%	3/2/2020	4/1/2030	33,500	33,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	26,853	27,392
					$575,096	450,720	512,770
Unamortized fair value adjustment of assumed debt						1,130	1,624
Unamortized debt issuance costs						(1,663)	(1,848)
Total						$450,187	$512,546

(1)

Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.

(2)

Interest rate was variable based on one-month LIBOR plus 3.00%. As of April 12, 2021, the date the loan was fully repaid, the interest rate was 3.11%. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings.

(3)	Loan was repaid in full on April 12, 2021.
(4)	Loan was repaid in full on June 4, 2021.
5. Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of June 30, 2021, both

Index

the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. As of December 31, 2020, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of June 30, 2021 and December 31, 2020. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at June 30, 2021	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	June 30, 2021	December 31, 2020
Active interest rate swaps designated as cash flow hedges at June 30, 2021:
100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	$(1,954)	$(2,681)
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	(3,346)	(4,639)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	(462)	(636)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(4,451)	(5,911)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	(1,791)	(2,593)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	(1,288)	(2,036)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	(1,291)	(2,049)
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	(4,795)	(8,677)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(2,088)	(2,801)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(3,050)	(3,967)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	(1,794)	(3,294)
75,000	7/31/2020	8/18/2020	8/18/2022	0.13%	8	14
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	(1,774)	(3,415)
770,000					(28,076)	(42,685)

Matured interest rate swap at June 30, 2021:
$50,000	4/7/2016	9/30/2016	3/31/2021	1.09%	-	(117)
					$(28,076)	$(42,802)

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of June 30, 2021, all of the 13 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets. Amounts reported in accumulated other comprehensive loss will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $11.4 million of net unrealized losses included in accumulated other comprehensive loss at June 30, 2021 will be reclassified as an increase to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

Index

	Net Unrealized Loss Recognized in Other Comprehensive Income (Loss)		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Interest rate derivatives in cash flow hedging relationships	$(4,131)	$(6,394)	$(2,775)	$(2,199)

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate derivatives in cash flow hedging relationships	$9,236	$(48,661)	$(5,490)	$(2,300)

6. Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2020 Form 10-K. Below is a summary of the significant related party relationships in effect during the six months ended June 30, 2021 and 2020.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the six months ended June 30, 2021 and 2020 totaled approximately $0.3 million and $0.6 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of June 30, 2021 and December 31, 2020, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.1 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes one aircraft, owned through an entity owned by the Company’s Executive Chairman, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses the entity at third party rates. Total costs incurred for the use of the aircraft during the six months ended June 30, 2021 and 2020 were less than $0.1 million for each respective period and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

7. Shareholders’ Equity

Distributions

Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. Prior to the suspension of its distributions, the Company’s annual distribution rate, payable monthly, was $1.20 per common share. For the six months ended June 30, 2020, the Company paid distributions of $0.30 per common share for a total of $67.3 million. The distributions paid during the six months ended June 30, 2020 included the distribution paid in January 2020, totaling $22.4 million, that was declared in December 2019. As discussed in Note 4, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions during the Extended Covenant Waiver Period, except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. In the first quarter of 2021, the Company declared a quarterly distribution of $0.01 per common share in March 2021, which totaled $2.2 million and was paid on April 15, 2021. In the second quarter of 2021, the Company declared a quarterly distribution of $0.01 per common share in June 2021, which was paid on July 15, 2021, resulting in an accrued distribution of $2.3 million included in accounts payable and other liabilities in the Company’s consolidated balance sheet at June 30, 2021.

Issuance of Shares

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). During the second quarter of 2021, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million, before $0.9 million of commissions and issuance costs. The Company used the entire $75.1 million of net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility. As of June 30, 2021, approximately $224.0 million remained available for issuance under the ATM program. The Company plans to use future net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility (if any). The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital.

Share Repurchases

In May 2021, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier or extended. During the first six months of 2020, the Company purchased, under its Share Repurchase Program approximately 1.5 million of its common shares at a weighted-average market purchase price of approximately $9.42 per common share, for an aggregate purchase price, including commissions, of approximately $14.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In March 2020 the Company terminated its written trading plan and has not engaged in additional repurchases under the Share Repurchase Program since then. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future purchases, with cash on hand or availability under its unsecured credit facilities subject to any applicable restrictions under the Company’s unsecured credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon the prevailing market conditions, regulatory requirements and other factors, including compliance with applicable credit facility covenants (if any).

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management. Under the incentive plan for 2021 (the “2021 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2021 performance measures, consisting of operational performance metrics and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods). With respect to the operational performance metrics, the first half of the year, for the period of January 1 – June 30, 2021, will be based on operational performance metrics including portfolio occupancy growth, expense management, successful negotiation of amendments to each of the Company’s unsecured credit facilities and effective allocation of capital to drive incremental returns, with no specific target or weighting assigned to each metric. The Compensation Committee intends to review performance mid-year to determine the feasibility of reverting back to operational performance metrics for the second half of the year that are more consistent with the Company’s historical operational performance metrics. The operational performance metrics account for 50% of the total target incentive compensation. The shareholder return metrics are weighted 75% for relative shareholder return metrics and 25% for total shareholder return metrics, and account for 50% of the total target incentive compensation. At June 30, 2021, the range of potential aggregate payouts under the 2021 Incentive Plan was $0 - $22.4 million. Based on performance through June 30, 2021, the Company has accrued approximately $6.0

Index

million as a liability for potential executive incentive compensation payments under the 2021 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of June 30, 2021. Compensation expense recognized by the Company under the 2021 Incentive Plan is included in general and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $3.1 million and $6.0 million for the three and six months ended June 30, 2021. Approximately 25% of target awards under the 2021 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will vest in December 2021 and one-third of which will vest in December 2022.

Under the incentive plan for 2020 (the “2020 Incentive Plan”), the Company recorded approximately $1.1 million and $2.5 million in general and administrative expenses in its consolidated statement of operations for the three and six months ended June 30, 2020.

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

(1)

Of the total 2020 share-based compensation, approximately $5.9 million was recorded as a liability as of December 31, 2020 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2020. The remaining $1.9 million, which is subject to vesting on December 10, 2021 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2021. For the three and six months ended June 30, 2021, the Company recognized approximately $0.5 million and $1.0 million, respectively, of share-based compensation expense related to restricted share awards.

(2)

Of the total 2019 share-based compensation, approximately $1.2 million, which vested on December 11, 2020, was recognized as share-based compensation expense proportionately throughout 2020. For the three and six months ended June 30, 2020, the

Index

Company recognized approximately $0.3 million and $0.6 million, respectively, of share-based compensation expense related to restricted share awards.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares will vest on March 31, 2023 if the individual remains in service of the Company through the date of vesting. The expense associated with the awards will be amortized over the 3-year restriction period. For the three months ended June 30, 2021 and 2020, the Company recognized approximately $0.1 million in each respective period, of share-based compensation expense related to these awards, and $0.3 million and $0.1 million, respectively, for the six months ended June 30, 2021 and 2020.

9. Subsequent Events

On July 15, 2021, the Company paid approximately $2.3 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

On July 22, 2021, the Company completed the sale of 20 of its hotels. A portion of the net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility and the remaining proceeds are available for general corporate purposes, including acquisitions of hotel properties. See Note 3 for additional information concerning this transaction.

In July 2021, the Company entered into a contract for the purchase of two hotels in Portland, Maine, one existing and one currently under development that is planned to be completed and open for business during the third quarter of 2021, for an anticipated gross purchase price of approximately $117.9 million. The two hotels consist of an AC Hotel and an Aloft Hotel containing a total of 335 guest rooms. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts.

In July 2021, the Company entered into a contract for the purchase of an existing Hyatt Place hotel in Greenville, South Carolina, containing 130 guest rooms, for an anticipated gross purchase price of approximately $30.0 million. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

In July 2021, the Company entered into a contract for the purchase of an Embassy Suites hotel that will be constructed in Madison, Wisconsin for an anticipated gross purchase price of approximately $78.6 million, and is expected to contain approximately 260 guest rooms. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021 pursuant to the terms of each of its unsecured credit facilities, as amended. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the additional restrictions described above in Note 4 regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, limitations on capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021. As of June 30, 2021, the Company met the financial maintenance covenants based on the annualized results of the three months ended June 30, 2021 at the levels required for the first quarter tested upon exiting the Extended Covenant Waiver Period as described in Note 4.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of COVID-19, including resurgences and variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the vaccine distribution, the efficacy, acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19, the potential for additional hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the slowing or potential rollback of “reopenings” in certain states, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s 2020 Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Such additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or an increase in COVID-19 cases or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2020 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2020 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of June 30, 2021, the Company owned 232 hotels with an aggregate of 29,753 rooms located in urban, high-end suburban and developing markets throughout 35 states, including 20 hotels with 2,133 rooms classified as held for sale, which were sold to an unrelated party in July 2021. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

The Impact of COVID-19 on the Company and Hospitality Industry

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

Index

The outbreak of COVID-19 has not only specifically reduced travel, but also has had a detrimental impact on regional and global economies and financial markets. The global, national and local impact of the outbreak has continued to evolve and many countries, including the U.S., as well as state and local governments, have reacted and continue to react with a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementation of “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings, which has resulted in, and may continue to result in, cancellation of events, including sporting events, conferences and meetings. The pandemic triggered a period of material global economic slowdown and the National Bureau of Economic Research declared that the U.S. entered a recession in February 2020. While the Company’s operating results and the overall economy in the U.S. continue to show signs of recovery, the Company cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on the Company, its business, the hospitality industry and the economy, or whether the recovery will continue.

The effects of the pandemic on the hotel industry are unprecedented. COVID-19 disrupted the industry and dramatically reduced business and leisure travel, which has had a significant adverse impact on, and management expects COVID-19 will continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows. While a number of initial restrictions put into place during 2020 have eased, occupancy and average daily rate (“ADR”) during the first two quarters of 2021 were still generally below 2019 pre-pandemic levels. Additionally, while the development and distribution of vaccines have helped contribute to improved conditions over the first half of 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. The Company expects the decline in revenue associated with COVID-19 and the overall influence on the U.S. economy to negatively impact the Company’s operating results for an extended period of time. While the Company has experienced significant recoveries in leisure travel through the second quarter of 2021, the Company does not expect a full recovery in results until business travel improves and government restrictions on travel and business operations are lifted.

Since the beginning of the pandemic, the Company, its management companies and its brands have taken steps to minimize costs and cash outflow to maintain a sound liquidity position. The Company has implemented cost elimination and efficiency initiatives at each of the Company’s hotels by reducing labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts, enhanced its sales efforts by focusing on COVID-19-specific demand opportunities in certain markets and has strategically targeted and maximized performance based on available demand, reduced non-essential capital improvement projects planned for 2021, and entered into amendments to its unsecured credit facilities that provided for the temporary waiver of financial covenant testing for the majority of its financial maintenance covenants. Cost reduction initiatives, including those discussed above, are not expected to fully, or even materially, offset revenue losses from COVID-19. The extent and duration of COVID-19 effects continue to remain unknown, and these uncertainties continue to make it difficult to predict operating results for the Company’s hotels for the near future. Therefore, while the Company has experienced continued improvement through the first half of 2021 and expects continued improvement through the rest of the year, future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, state and local governments and businesses reverting back to tighter mitigation restrictions, deterioration of consumer sentiment or significant inflationary pressures. Therefore, there can be no assurances that the Company will not experience setbacks or further declines in hotel revenues or earnings at its hotels and the Company cannot predict how long the effects will continue to impact the Company’s operating results as compared to pre-pandemic levels.

2021 Hotel Portfolio Activities

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

As of July 31, 2021, the Company had separate outstanding contracts for the potential purchase of four hotels, consisting of two hotels in Portland, Maine, one hotel in Greenville, South Carolina and one hotel in Madison, Wisconsin for a total combined purchase price of approximately $226.5 million. Two of the hotels are already in operation, one is in development and scheduled to open during the third quarter of 2021, and one is in development and scheduled to open no earlier than 2023. Closings on three of these hotels are expected to occur in the second half of 2021, while closing on the remaining hotel is expected upon completion of development. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. The Company plans to utilize its available cash (including a portion of the proceeds from the sale of 20 hotels in July 2021) or borrowings under its unsecured credit facilities available at closing to purchase hotels under contract if closings occur. The Company also entered into a contract during the second quarter of 2021 to purchase the fee interest in the land at its Seattle, Washington Residence Inn, which is currently under a ground lease, for a purchase price of $80.0 million, consisting of a $24.0 million cash payment and a one-year note payable to the seller for $56.0 million. The land purchase is expected to close in August 2021 and the Company plans to utilize its available cash (including a portion of the proceeds from the sale of 20 hotels in July 2021) or borrowings under its unsecured credit

Index

facilities available at closing to purchase the land. Although the Company is working towards completing this acquisition, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing will occur.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the first half of 2021, the Company sold three hotels for a total combined gross sales price of $23.6 million and recognized a gain on sale of approximately $4.5 million in the first half of 2021. Additionally, as of June 30, 2021, the Company had an outstanding contract to sell 20 of its hotels for a gross sales price of approximately $211.0 million, which was completed in July 2021. The Company used a portion of the net proceeds from the sales to pay down borrowings on the Company’s revolving credit facility and the remaining proceeds are available for general corporate purposes, including acquisitions of hotel properties.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Hotel Operations

As of June 30, 2021, the Company owned 232 hotels with a total of 29,753 rooms as compared to 233 hotels with a total of 29,759 rooms as of June 30, 2020. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the six months ended June 30, 2021, the Company acquired one newly constructed hotel on February 18, 2021 and sold three hotels (one on February 25, 2021, one on March 16, 2021 and one on April 30, 2021). During 2020, the Company acquired two newly constructed hotels on April 30, 2020 and two newly constructed hotels on August 13, 2020, and sold three hotels (one on January 16, 2020, one on February 27, 2020 and one on December 30, 2020). As a result, the comparability of results for the three and six months ended June 30, 2021 and 2020 as discussed below is impacted by these transactions in addition to the impact of COVID-19 beginning in March 2020.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except statistical data)	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenue	$247,404	100.0%	$81,078	100.0%	205.1%	$406,117	100.0%	$319,088	100.0%	27.3%
Hotel operating expense	135,410	54.7%	61,817	76.2%	119.0%	239,150	58.9%	217,083	68.0%	10.2%
Property taxes, insurance and other expense	17,321	7.0%	18,702	23.1%	-7.4%	37,009	9.1%	38,297	12.0%	-3.4%
General and administrative expense	8,435	3.4%	6,025	7.4%	40.0%	16,554	4.1%	15,548	4.9%	6.5%

Loss on impairment of depreciable real estate assets	-		4,382		n/a	10,754		4,382		145.4%
Depreciation and amortization expense	46,386		49,897		-7.0%	95,096		99,419		-4.3%
Gain (loss) on sale of real estate	(864)		(54)		n/a	3,620		8,785		-58.8%
Interest and other expense, net	18,618		18,386		1.3%	37,131		33,952		9.4%
Income tax expense	87		58		50.0%	195		204		-4.4%

Net income (loss)	20,283		(78,243)		n/a	(26,152)		(81,012)		67.7%
Adjusted hotel EBITDA (1)	94,814		704		n/a	130,241		64,001		103.5%

Number of hotels owned at end of period	232		233		-0.4%	232		233		-0.4%
ADR	$120.56		$100.76		19.7%	$111.19		$122.48		-9.2%
Occupancy	70.7%		28.2%		150.7%	63.2%		44.5%		42.0%
RevPAR	$85.28		$28.44		199.9%	$70.23		$54.55		28.7%

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

Index

The following table highlights the quarterly impact of COVID-19 on the Company’s ADR, Occupancy, RevPAR, net income (loss) and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”) during the last five quarters (in thousands except statistical data):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2020	2020	2020	2021	2021
ADR	$100.76	$104.78	$97.87	$99.19	$120.56
Occupancy	28.2%	48.6%	46.5%	55.5%	70.7%
RevPAR	$28.44	$50.94	$45.46	$55.09	$85.28
Net income (loss)	$(78,243)	$(40,948)	$(51,247)	$(46,435)	$20,283
Adjusted Hotel EBITDA (1)	$704	$34,688	$23,296	$35,427	$94,814

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the U.S., resulting in significant decreases in RevPAR throughout the Company’s hotel portfolio and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the depth and duration of revenue declines for the industry and Company; however, the Company currently expects declines in revenue and operating results as compared to 2019 to continue throughout the remainder of 2021 and potentially into future years. While the Company experienced its most significant decline in operating results during the second quarter of 2020 as compared to previous quarters, occupancy and RevPAR have since shown improvement, with average occupancy reaching 70.7% by the second quarter of 2021, resulting in the strongest operating results since the onset of the pandemic. Although the Company expects continued recovery in rate and occupancy, future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, state and local governments and businesses reverting back to tighter mitigation restrictions, deterioration of consumer sentiment or significant inflationary pressures.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 212 hotels owned and held for use as of June 30, 2021 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 212 hotels owned and held for use as of the end of the reporting period, and excludes the hotels held for sale. For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
ADR	$121.80	$101.51	20.0%	$112.20	$123.89	-9.4%
Occupancy	70.8%	28.2%	151.1%	63.3%	44.5%	42.2%
RevPAR	$86.22	$28.61	201.4%	$70.97	$55.14	28.7%

Same Store Operating Results

The following table reflects certain operating statistics for the 207 hotels owned and held for use by the Company as of January 1, 2020 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
ADR	$121.79	$101.44	20.1%	$112.09	$123.90	-9.5%
Occupancy	71.3%	28.2%	152.8%	63.7%	44.6%	42.8%
RevPAR	$86.79	$28.62	203.2%	$71.35	$55.22	29.2%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s revenue and operating results improved during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, which is consistent with the overall lodging industry. However, as a result of COVID-19, the Company’s revenue and operating results have declined as compared to 2019 and the Company expects these declines relative to 2019 levels to continue

Index

throughout the remainder of 2021. The Company can give no assurances of the amount or period of decline due to the uncertainty regarding the duration and long-term impact of as well as governmental and consumer response to, COVID-19.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended June 30, 2021 and 2020, the Company had total revenue of $247.4 million and $81.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company had total revenue of $406.1 million and $319.1 million, respectively. For the three months ended June 30, 2021 and 2020, respectively, Comparable Hotels achieved combined average occupancy of 70.8% and 28.2%, ADR of $121.80 and $101.51 and RevPAR of $86.22 and $28.61. For the six months ended June 30, 2021 and 2020, respectively, Comparable Hotels achieved combined average occupancy of 63.3% and 44.5%, ADR of $112.20 and $123.89 and RevPAR of $70.97 and $55.14. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2020, during the three months ended June 30, 2021, the Company experienced increases in ADR and occupancy, resulting in an increase of 201.4% in RevPAR for Comparable Hotels. As compared to the second quarter of 2019 (pre-COVID-19), Comparable Hotels RevPAR for the second quarter of 2021 decreased by 26.8% as a result of reductions in rate and occupancy. During March 2020, the hotel industry and the Company began to see a significant decrease in occupancy as both mandated and voluntary restrictions on travel were implemented throughout the U.S. For Comparable Hotels, average occupancy declined to 28.2% for the second quarter of 2020 before improving over subsequent quarters to 70.8% in the second quarter of 2021 driven predominately by increased leisure demand as a result of improved consumer confidence in travel and the lifting of some COVID-19 mitigation restrictions, but also by increased demand from a wide variety of demand generators such as government, healthcare, construction, disaster recovery, insurance, athletics, education and local and regional business-related travel. Revenue recovery in the second quarter of 2021 was led by leisure transient and group demand, with increased demand from small corporate and government business. Suburban markets continued to see stronger demand than urban markets. Throughout the hospitality industry, upscale and upper mid-scale chain scales have outperformed luxury and upper upscale and suburban locations have outperformed urban locations. Occupancy increased throughout the second quarter of 2021 and the trend continued into July, with estimated occupancy of approximately 75% for the month. The Company expects this trend to gradually continue, however, future revenues could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, state and local governments and businesses reverting back to tighter mitigation restrictions or deterioration of consumer sentiment.

Hotel Operating Expense

The Company, its management companies and the brands the Company’s hotels are franchised with have all aggressively worked to mitigate the costs and uses of cash associated with operating the hotels in a low-occupancy environment and are thoughtfully working to position the hotels to adapt to the changes that may occur to guest preferences in the future. The impact has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company will continue to evaluate and implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences.

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended June 30, 2021 and 2020 totaled $135.4 million and $61.8 million, respectively, or 54.7% and 76.2% of total revenue for the respective periods. Hotel operating expense for the six months ended June 30, 2021 and 2020 totaled $239.2 million and $217.1 million, respectively, or 58.9% and 68.0% of total revenue for the respective periods. Comparatively, prior to COVID-19, hotel operating expense was 54.9% and 56.2%, respectively, of total revenue for the three and six months ended June 30, 2019. Included in hotel operating expense for the six months ended June 30, 2021 are an additional $1.8 million of utility costs resulting from extraordinary rate increases and fees assessed at some of the Company’s hotels in Texas as a result of winter and ice storms in the first quarter of 2021. The Company has worked and will continue to work with its management companies to optimize staffing models, and adjust food and beverage offerings and other amenities, among other efficiency initiatives, to mitigate the impact of revenue declines on its results of operations. For example, the Company has reduced service and amenity offerings as allowed by the relaxation of certain brand standards and the Company also successfully reduced rates under various service contracts. Although certain operating costs of a hotel are more fixed in nature, such as base utility and maintenance costs, the Company has worked and will continue to work to reduce all non-essential costs including service contracts, utilities in areas not utilized and certain maintenance costs. However, the Company may continue to see ongoing cost increases related to the supplying of personal protective equipment for employees and guests as well as increased sanitation and other measures. Additionally, as is typical in an economic recovery, the Company has begun to experience increases in the cost of labor, and expects continued pressure on wages as it competes with other employers for hourly labor as unemployment rates remain low.

Index

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended June 30, 2021 and 2020 was $17.3 million and $18.7 million, respectively, or 7.0% and 23.1% of total revenue for the respective periods. For the six months ended June 30, 2021 and 2020, property taxes, insurance, and other expense totaled $37.0 million and $38.3 million, respectively, or 9.1% and 12.0% of total revenue for the respective periods. Prior to COVID-19, property taxes, insurance and other expense for the three and six months ended June 30, 2019 totaled $19.2 million and $38.9 million, respectively, or 5.6% and 6.0% of total revenue for the respective periods. The decrease from 2019 and 2020 to 2021 was primarily due to decreases in property taxes in certain localities. Although the Company will continue to aggressively appeal assessments and monitor locality guidance as a result of COVID-19, it does not currently anticipate further significant decreases in property taxes in 2021 as compared to 2020. Additionally, the Company has experienced increases in premiums on its property insurance coverage.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2021 and 2020 was $8.4 million and $6.0 million, respectively, or 3.4% and 7.4% of total revenue for the respective periods. For the six months ended June 30, 2021 and 2020, general and administrative expense was $16.6 million and $15.5 million, respectively, or 4.1% and 4.9% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. General and administrative expense for the six months ended June 30, 2020 included the accrual of approximately $2.5 million in separation benefits awarded in connection with the retirements of the Company’s former Chief Operating Officer and former Chief Financial Officer on March 31, 2020. Excluding the separation benefit accrual, general and administrative expense increased by approximately $3.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased accruals for incentive compensation related to anticipated higher shareholder return performance in 2021 as compared to 2020.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was $10.8 million for the six months ended June 30, 2021, consisting of impairment losses of $1.3 million for the Overland Park, Kansas SpringHill Suites and $9.4 million for four hotel properties identified by the Company in the first quarter of 2021 for potential sale. Loss on impairment of depreciable real estate assets was $4.4 million for both the three and six months ended June 30, 2020, consisting of an impairment charge for the Memphis, Tennessee Homewood Suites in 2020. See Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $46.4 million and $49.9 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was $95.1 million and $99.4 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The decreases of approximately $3.5 million and $4.3 million, respectively, for the three and six months ended June 30, 2021 and 2020 were primarily due to the hotel dispositions completed throughout 2020 and the first six months of 2021, partially offset by acquisitions and limited renovation activity.

Interest and Other Expense, net

Interest and other expense, net for the three months ended June 30, 2021 and 2020 was $18.6 million and $18.4 million, respectively. For the six months ended June 30, 2021 and 2020, interest and other expense, net was $37.1 million and $34.0 million, respectively. Interest and other expense, net for the six months ended June 30, 2020 is net of approximately $0.8 million of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the three months ended June 30, 2021 and 2020 includes approximately $2.9 million and $2.8 million, respectively, of interest recorded on the Company’s finance lease liabilities. For the six months ended June 30, 2021 and 2020, interest and other expense, net includes approximately $5.8 million and $5.7 million, respectively, of interest recorded on the Company’s finance lease liabilities.

Interest expense related to the Company’s debt instruments increased in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 as a result of increased interest rates on the Company’s unsecured credit facilities associated with the amendments to obtain covenant waivers. However, the Company anticipates interest expense to be lower for the remainder of 2021 compared to the same period of 2020 due to reduced average borrowings and lower interest rates for the second half of the year; the reduction in average borrowings has been and is expected to be primarily due to paydowns on the revolving credit facility resulting from the sale of hotel properties, proceeds from the sale of common shares under the ATM program and increased cash flows from improved operations, while interest rates are expected to decrease on the Company’s unsecured credit facilities as a result of exiting the Extended Covenant Waiver Period (as discussed below under “Liquidity and Capital Resources”) for the remainder of the year.

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

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$20,283	$(78,243)	$(26,152)	$(81,012)
Depreciation of real estate owned	44,764	48,044	91,852	95,712
(Gain) loss on sale of real estate	864	54	(3,620)	(8,785)
Loss on impairment of depreciable real estate assets	-	4,382	10,754	4,382
Funds from operations	65,911	(25,763)	72,834	10,297
Amortization of finance ground lease assets	1,618	1,602	3,235	3,204
Amortization of favorable and unfavorable operating leases, net	98	101	196	202
Non-cash straight-line operating ground lease expense	43	44	87	91
Modified funds from operations	$67,670	$(24,016)	$76,352	$13,794

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

The Company also considers the exclusion of non-cash straight-line operating ground lease expense from EBITDAre useful, as this expense does not reflect the underlying performance of the related hotels (Adjusted EBITDAre).

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

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$20,283	$(78,243)	$(26,152)	$(81,012)
Depreciation and amortization	46,386	49,897	95,096	99,419
Amortization of favorable and unfavorable operating leases, net	98	101	196	202
Interest and other expense, net	18,618	18,386	37,131	33,952
Income tax expense	87	58	195	204
EBITDA	85,472	(9,801)	106,466	52,765
(Gain) loss on sale of real estate	864	54	(3,620)	(8,785)
Loss on impairment of depreciable real estate assets	-	4,382	10,754	4,382
EBITDAre	86,336	(5,365)	113,600	48,362
Non-cash straight-line operating ground lease expense	43	44	87	91
Adjusted EBITDAre	86,379	(5,321)	113,687	48,453
General and administrative expense	8,435	6,025	16,554	15,548
Adjusted Hotel EBITDA	$94,814	$704	$130,241	$64,001

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the last five quarters (in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2020	2020	2020	2021	2021
Net income (loss)	$(78,243)	$(40,948)	$(51,247)	$(46,435)	$20,283
Depreciation and amortization	49,897	50,171	50,196	48,710	46,386
Amortization of favorable and unfavorable operating leases, net	101	103	137	98	98
Interest and other expense, net	18,386	18,531	18,352	18,513	18,618
Income tax expense	58	61	67	108	87
EBITDA	(9,801)	27,918	17,505	20,994	85,472
(Gain) loss on sale of real estate	54	-	(2,069)	(4,484)	864
Loss on impairment of depreciable real estate assets	4,382	-	715	10,754	-
EBITDAre	(5,365)	27,918	16,151	27,264	86,336
Non-cash straight-line operating ground lease expense	44	44	45	44	43
Adjusted EBITDAre	(5,321)	27,962	16,196	27,308	86,379
General and administrative expense	6,025	6,726	7,100	8,119	8,435
Adjusted Hotel EBITDA	$704	$34,688	$23,296	$35,427	$94,814

Index

Hotels Owned

As of June 30, 2021, the Company owned 232 hotels with an aggregate of 29,753 rooms located in 35 states, including 20 hotels with 2,133 rooms classified as held for sale as detailed in Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, which were sold to an unrelated party in July 2021. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	42	5,843
Hampton	39	4,986
Courtyard	36	4,948
Residence Inn	33	3,939
Homewood Suites	31	3,473
SpringHill Suites	12	1,603
Fairfield	11	1,300
Home2 Suites	10	1,146
TownePlace Suites	9	931
Marriott	2	619
Embassy Suites	2	316
Hyatt Place	2	281
Independent	2	263
Hyatt House	1	105
Total	232	29,753

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	15	1,434
Alaska	2	304
Arizona	14	1,903
Arkansas	3	336
California	26	3,721
Colorado	4	567
Florida	23	2,922
Georgia	6	672
Idaho	1	186
Illinois	8	1,420
Indiana	4	479
Iowa	3	301
Kansas	3	320
Louisiana	3	422
Maine	1	179
Maryland	2	233
Massachusetts	4	466
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	9	973
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	538
Tennessee	12	1,362
Texas	31	3,755
Utah	3	393
Virginia	13	1,825
Washington	4	609
Wisconsin	1	176
Total	232	29,753

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 232 hotels the Company owned as of June 30, 2021.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Montgomery	AL	Hilton Garden Inn	LBA	3/1/2014	97	(1)
Montgomery	AL	Homewood Suites	LBA	3/1/2014	91	(1)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Rogers	AR	Residence Inn	Raymond	3/1/2014	88	(1)
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Courtyard	North Central	9/1/2016	127	(1)
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Lakeland	FL	Courtyard	LBA	3/1/2014	78	(1)
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Albany	GA	Fairfield	LBA	1/14/2010	87	(1)
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Schaumburg	IL	Hilton Garden Inn	White Lodging	11/2/2010	166	(1)
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Andover	MA	SpringHill Suites	Marriott	11/5/2010	136	(1)
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	Residence Inn	Crestline	10/13/2017	179
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Fayetteville	NC	Residence Inn	LBA	3/1/2014	92	(1)
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Residence Inn	McKibbon	3/1/2014	78	(1)
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Jackson	TN	Hampton	Newport	12/30/2008	85	(1)
Johnson City	TN	Courtyard	LBA	9/25/2009	90	(1)
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Allen	TX	Hampton	Aimbridge	9/26/2008	103	(1)
Allen	TX	Hilton Garden Inn	Aimbridge	10/31/2008	150	(1)
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Beaumont	TX	Residence Inn	Western	10/29/2008	133	(1)
Burleson/Fort Worth	TX	Hampton	LBA	10/7/2014	88	(1)
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Hilton Garden Inn	Western	12/19/2011	145	(1)
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Irving	TX	Homewood Suites	Western	12/29/2010	77	(1)
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	413
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Richmond	VA	SpringHill Suites	McKibbon	9/1/2016	103	(1)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Vancouver	WA	SpringHill Suites	InnVentures	3/1/2014	119	(1)
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					29,753

(1) Hotel is classified as held for sale as of June 30, 2021 and was sold in July 2021.

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its revolving credit facility. Periodically, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties (such as the sale of three hotels in the first half of 2021 for proceeds of approximately $24 million and the sale of 20 hotels in July 2021 for proceeds of approximately $211 million discussed above in “2021 Hotel Portfolio Activities”) and offerings of the Company’s common shares, including pursuant to the ATM Program (as defined below).

As of June 30, 2021, the Company had $1.4 billion of total outstanding debt consisting of $450.7 million of mortgage debt and $952.0 million outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of June 30, 2021, the Company had available corporate cash on hand of approximately $2.9 million as well as unused borrowing capacity under its revolving credit facility of approximately $343 million. In the near term, the impact of COVID-19 on the global economy, including any sustained decline in the Company’s performance, may make it more difficult or costly for the Company to

Index

raise debt or equity capital to fund long-term liquidity requirements. The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.

As a result of COVID-19 and the associated disruption to the Company’s operating results, during the second quarter of 2020, the Company anticipated that it may not be able to maintain compliance with certain of these covenants in future periods. On June 5, 2020, the Company entered into amendments to each of the unsecured credit facilities, which the Company again amended on March 1, 2021. The combined amendments suspended the testing for all but two of the Company’s existing financial maintenance covenants under the unsecured credit facilities until the date the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elects an earlier date) (the “Extended Covenant Waiver Period”), suspended the testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elects an earlier date) and provide for other restrictions. The amendments also modified the calculation of the existing financial covenants for the four quarters subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts to the extent the most recently ended fiscal quarter was not at least four fiscal quarters from the end of the Extended Covenant Waiver Period, and provided for a LIBOR floor under the credit agreements of 25 basis points for Eurodollar Rate Loans and 1.25% for Base Rate Loans on the revolving credit facility, and any term loans under the credit agreements that were not hedged. The March 2021 amendments also modified certain of the existing financial maintenance covenants to less restrictive levels upon exiting the Extended Covenant Waiver Period as follows (capitalized terms are defined in the credit agreements):

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

The Company’s annualized results for the three months ended June 30, 2021 met the financial maintenance covenants based on the thresholds stipulated for the first fiscal quarter tested upon exiting the Extended Covenant Waiver Period as described in Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. As a result, in July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions described above regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, limitations on capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021. The Company anticipates continuing to meet the applicable financial maintenance covenants in future periods, although there can be no assurances it will be able to do so.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt instruments as of June 30, 2021.

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). During the second quarter of 2021, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility. As of June 30, 2021, approximately $224.0 million remained available for issuance under the ATM program. The Company plans to use future net proceeds from the sale of these shares to continue to pay down borrowings on its revolving credit facility (if any). The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Index

Capital Uses

The Company anticipates that cash flow from operations, availability under its credit facilities, additional borrowings and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, share repurchases, and required distributions to shareholders.

Distributions

To maintain its REIT status, the Company is required to distribute at least 90% of its ordinary income. As discussed in Note 4, titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions during the Extended Covenant Waiver Period, except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. Distributions paid during the six months ended June 30, 2021 totaled approximately $2.2 million or $0.01 per common share and were paid in one payment on April 15, 2021. For the same period, the Company’s net cash provided by operations was approximately $49.8 million. Additionally, in June 2021 the Company declared a distribution which totaled $2.3 million or $0.01 per common share that was paid on July 15, 2021. As discussed above, in July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. As a result, upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions on distributions that were applicable during the Extended Covenant Waiver Period.

The Company, as it has done historically due to seasonality, may use its revolving credit facility to maintain the consistency of distributions, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. If cash flow from operations and the revolving credit facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to minimum levels required to maintain its qualification as a real estate investment trust. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2021, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier. During the first three months of 2020, the Company purchased, under its Share Repurchase Program approximately 1.5 million of its common shares at a weighted-average market purchase price of approximately $9.42 per common share, for an aggregate purchase price, including commissions, of approximately $14.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In March 2020 the Company terminated its written trading plan under the Share Repurchase Program and has not repurchased any shares since that time. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund any future purchases, with cash on hand or availability under its unsecured credit facilities subject to any applicable restrictions under the Company’s unsecured credit facilities. The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors, including compliance with applicable credit facility covenants (if any).

Capital Improvements

The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2021, the Company held approximately $28.2 million in reserve related to these properties. During the six months ended June 30, 2021, the Company invested approximately $4.9 million in capital expenditures and anticipates spending an additional $20-25 million during the remainder of 2021, which includes scheduled renovation projects for approximately five to ten properties. The Company does not currently have any existing or planned projects for new property development.

Purchase Contract Commitments

As of July 31, 2021, the Company had separate outstanding contracts for the potential purchase of four hotels, consisting of two hotels in Portland, Maine, one hotel in Greenville, South Carolina and one hotel in Madison, Wisconsin for a total combined purchase price of approximately $226.5 million. Two of the hotels are already in operation, one is in development and scheduled to open during

Index

the third quarter of 2021, and one is in development and scheduled to open no earlier than 2023. Closings on three of these hotels are expected to occur in the second half of 2021, while closing on the remaining hotel is expected upon completion of development. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. The Company plans to utilize its available cash (including a portion of the proceeds from the sale of 20 hotels in July 2021) or borrowings under its unsecured credit facilities available at closing to purchase hotels under contract if closings occur. The Company also entered into a contract during the second quarter of 2021 to purchase the fee interest in the land at its Seattle, Washington Residence Inn, which is currently under a ground lease, for a purchase price of $80.0 million, consisting of a $24.0 million cash payment (utilizing available cash or borrowings under its unsecured credit facilities) and a one-year note payable to the seller for $56.0 million. The land purchase is expected to close in August 2021. Although the Company is working towards completing this acquisition, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing will occur.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns were disrupted in 2020 and the first half of 2021 and may also be disrupted in the remainder of 2021. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of the guidance in the reference rate reform accounting standards effective in March 2020 and January 2021 as well as recent accounting standards updates to be adopted in the future.

Subsequent Events

On July 15, 2021, the Company paid approximately $2.3 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

On July 22, 2021, the Company completed the sale of 20 of its hotels. A portion of the net proceeds from the sale were used to pay down borrowings on the Company’s revolving credit facility and the remaining proceeds are available for general corporate purposes, including acquisitions of hotel properties. See Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning this transaction.

In July 2021, the Company entered into a contract for the purchase of two hotels in Portland, Maine, one existing and one currently under development that is planned to be completed and open for business during the third quarter of 2021, for an anticipated gross purchase price of approximately $117.9 million. The two hotels consist of an AC Hotel and an Aloft Hotel containing a total of 335 guest rooms. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts.

In July 2021, the Company entered into a contract for the purchase of an existing Hyatt Place hotel in Greenville, South Carolina, containing 130 guest rooms, for an anticipated gross purchase price of approximately $30.0 million. Although the Company

Index

is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

In July 2021, the Company entered into a contract for the purchase of an Embassy Suites hotel that will be constructed in Madison, Wisconsin for an anticipated gross purchase price of approximately $78.6 million and is expected to contain approximately 260 guest rooms. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective July 29, 2021 pursuant to the terms of each of its unsecured credit facilities, as amended. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the additional restrictions regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, limitations on capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021. As of June 30, 2021, the Company met the financial maintenance covenants based on the annualized results of the three months ended June 30, 2021 at the levels required for the first quarter tested upon exiting the Extended Covenant Waiver Period as described in Note 4, titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate debt that is not fixed by interest rate swaps. As of June 30, 2021, after giving effect to interest rate swaps, as described below, approximately $132.0 million, or approximately 9% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of June 30, 2021, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.3 million (subject to the LIBOR floor as discussed in Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q), all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of June 30, 2021, the Company’s variable-rate debt consisted of its unsecured credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $820 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of June 30, 2021, the Company had 13 interest rate swap agreements that effectively fix the interest payments on approximately $770.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from August 2022 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of June 30, 2021.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as one $50 million fixed-rate senior notes facility. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at June 30, 2021. All dollar amounts are in thousands.

	July 1 - December 31, 2021	2022	2023	2024	2025	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$8,674	$191,831	$296,213	$338,597	$245,140	$322,265	$1,402,720	$1,402,628
Average interest rates (1)	4.0%	4.0%	4.1%	4.3%	4.4%	4.4%

Variable-rate debt:
Maturities	$-	$82,000	$250,000	$310,000	$175,000	$85,000	$902,000	$894,967
Average interest rates (1)	3.8%	3.9%	4.1%	4.5%	5.0%	5.6%

Fixed-rate debt:
Maturities	$8,674	$109,831	$46,213	$28,597	$70,140	$237,265	$500,720	$507,661
Average interest rates	4.2%	4.1%	4.0%	4.0%	4.0%	3.9%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as Inline XBRL and contained in Exhibit 101.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: Aug 5, 2021
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: Aug 5, 2021
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: Aug 5, 2021
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)