Form 10-Q
period 2021-09-30
Apple Hospitality REIT, Inc.
filed 2021-11-04
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of registrant’s common shares outstanding as of November 1, 2021: 228,354,214

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,266,122 and $1,235,698, respectively	$4,541,424	$4,732,896
Assets held for sale	-	5,316
Cash and cash equivalents	39,432	5,556
Restricted cash-furniture, fixtures and other escrows	34,446	28,812
Due from third party managers, net	52,322	22,137
Other assets, net	37,203	35,042
Total Assets	$4,704,827	$4,829,759

Liabilities
Debt, net	$1,366,621	$1,482,571
Finance lease liabilities	111,706	219,981
Accounts payable and other liabilities	98,386	97,860
Total Liabilities	1,576,713	1,800,412

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,354,214 and 223,212,346 shares, respectively	4,570,217	4,488,419
Accumulated other comprehensive loss	(24,650)	(42,802)
Distributions greater than net income	(1,417,453)	(1,416,270)
Total Shareholders' Equity	3,128,114	3,029,347

Total Liabilities and Shareholders' Equity	$4,704,827	$4,829,759

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Room	$260,415	$140,116	$640,062	$434,923
Food and beverage	6,315	2,235	14,186	14,386
Other	10,434	6,475	29,033	18,605
Total revenue	277,164	148,826	683,281	467,914

Expenses:
Hotel operating expense:
Operating	61,954	33,124	153,290	120,860
Hotel administrative	23,126	16,625	62,408	54,079
Sales and marketing	23,015	13,728	58,283	47,517
Utilities	11,410	9,967	31,322	25,465
Repair and maintenance	12,600	8,842	34,711	26,983
Franchise fees	12,274	6,603	30,058	20,516
Management fees	9,574	4,873	23,031	15,425
Total hotel operating expense	153,953	93,762	393,103	310,845
Property taxes, insurance and other	17,927	20,523	54,936	58,820
General and administrative	13,261	6,726	29,815	22,274
Loss on impairment of depreciable real estate assets	-	-	10,754	4,382
Depreciation and amortization	44,217	50,171	139,313	149,590
Total expense	229,358	171,182	627,921	545,911

Gain on sale of real estate	44	-	3,664	8,785

Operating income (loss)	47,850	(22,356)	59,024	(69,212)

Interest and other expense, net	(15,977)	(18,531)	(53,108)	(52,483)

Income (loss) before income taxes	31,873	(40,887)	5,916	(121,695)

Income tax expense	(114)	(61)	(309)	(265)

Net income (loss)	$31,759	$(40,948)	$5,607	$(121,960)

Other comprehensive income (loss):
Interest rate derivatives	3,426	2,739	18,152	(43,622)

Comprehensive income (loss)	$35,185	$(38,209)	$23,759	$(165,582)

Basic and diluted net income (loss) per common share	$0.14	$(0.18)	$0.02	$(0.55)

Weighted average common shares outstanding - basic and diluted	228,436	223,293	225,664	223,620

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended September 30, 2021 and 2020
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at June 30, 2021	228,341	$4,569,332	$(28,076)	$(1,446,933)	$3,094,323
Share based compensation, net	13	915	-	-	915
Issuance of common shares, net	-	(30)	-	-	(30)
Interest rate derivatives	-	-	3,426	-	3,426
Net income	-	-	-	31,759	31,759
Distributions declared to shareholders ($0.01 per share)	-	-	-	(2,279)	(2,279)
Balance at September 30, 2021	228,354	$4,570,217	$(24,650)	$(1,417,453)	$3,128,114

Balance at June 30, 2020	223,224	$4,488,034	$(51,059)	$(1,324,016)	$3,112,959
Share based compensation, net	7	591	-	-	591
Issuance of common shares, net	-	(337)	-	-	(337)
Interest rate derivatives	-	-	2,739	-	2,739
Net loss	-	-	-	(40,948)	(40,948)
Balance at September 30, 2020	223,231	$4,488,288	$(48,320)	$(1,364,964)	$3,075,004

Nine Months Ended September 30, 2021 and 2020
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347
Share based compensation, net	465	6,762	-	-	6,762
Issuance of common shares, net	4,677	75,036	-	-	75,036
Interest rate derivatives	-	-	18,152	-	18,152
Net income	-	-	-	5,607	5,607
Distributions declared to shareholders ($0.03 per share)	-	-	-	(6,790)	(6,790)
Balance at September 30, 2021	228,354	$4,570,217	$(24,650)	$(1,417,453)	$3,128,114

Balance at December 31, 2019	223,863	$4,493,763	$(4,698)	$(1,198,052)	$3,291,013
Share based compensation, net	889	9,198	-	-	9,198
Issuance of common shares, net	-	(337)			(337)
Common shares repurchased	(1,521)	(14,336)	-	-	(14,336)
Interest rate derivatives	-	-	(43,622)	-	(43,622)
Net loss	-	-	-	(121,960)	(121,960)
Distributions declared to shareholders ($0.20 per share)	-	-	-	(44,952)	(44,952)
Balance at September 30, 2020	223,231	$4,488,288	$(48,320)	$(1,364,964)	$3,075,004

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,607	$(121,960)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	139,313	149,590
Loss on impairment of depreciable real estate assets	10,754	4,382
Gain on sale of real estate	(3,664)	(8,785)
Other non-cash expenses, net	8,208	6,055
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(30,383)	(3,037)
Increase in other assets, net	(755)	(1,627)
Increase in accounts payable and other liabilities	17,282	1,581
Net cash provided by operating activities	146,362	26,199

Cash flows from investing activities:
Acquisition of hotel properties, net	(197,228)	(88,687)
Refunds (payments) for potential acquisitions, net	(2,645)	585
Capital improvements	(9,138)	(44,383)
Net proceeds from sale of real estate	231,008	44,385
Net cash provided by (used in) investing activities	21,997	(88,100)

Cash flows from financing activities:
Net proceeds related to issuance of common shares	75,036	(247)
Repurchases of common shares	-	(14,336)
Repurchases of common shares to satisfy employee withholding requirements	(1,650)	(1,748)
Distributions paid to common shareholders	(4,510)	(67,324)
Net proceeds from (payments on) revolving credit facility	(105,800)	78,800
Proceeds from term loans and senior notes	-	50,000
Proceeds from mortgage debt and other loans	-	81,520
Payments of mortgage debt and other loans	(66,349)	(41,523)
Payments of finance lease settlement	(24,000)	-
Financing costs	(1,576)	(2,283)
Net cash provided by (used in) financing activities	(128,849)	82,859

Net change in cash, cash equivalents and restricted cash	39,510	20,958

Cash, cash equivalents and restricted cash, beginning of period	34,368	34,661

Cash, cash equivalents and restricted cash, end of period	$73,878	$55,619

Supplemental cash flow information:
Interest paid	$49,735	$46,737

Supplemental disclosure of noncash investing and financing activities:
Notes payable originated from acquisitions	$56,000	$20,551
Accrued distribution to common shareholders	$2,279	$-

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$5,556	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	28,812	34,661
Cash, cash equivalents and restricted cash, beginning of period	$34,368	$34,661

Cash and cash equivalents, end of period	$39,432	$27,435
Restricted cash-furniture, fixtures and other escrows, end of period	34,446	28,184
Cash, cash equivalents and restricted cash, end of period	$73,878	$55,619

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities, and therefore does not consolidate the entities. As of September 30, 2021, the Company owned 215 hotels with an aggregate of 28,085 rooms located in 35 states. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2021.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Coronavirus COVID-19 Pandemic

As a result of the coronavirus COVID-19 pandemic (“COVID-19”) and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, the Company’s hotels have experienced significant declines in occupancy, which have had and are expected to continue to have a significant negative effect on the Company’s revenue and operating results. While occupancy has recovered significantly during the first nine months of 2021, there remains significant uncertainty as to when or if operations at the hotels will return to pre-pandemic levels.

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

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s

Index

consolidated financial statements and related disclosures as of September 30, 2021. The provisions of these updates will generally affect the Company by allowing, among other things, the following:

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

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Land	$771,639	$725,512
Building and improvements	4,441,034	4,525,850
Furniture, fixtures and equipment	475,807	499,865
Finance ground lease assets	102,084	203,617
Franchise fees	16,982	13,750
	5,807,546	5,968,594
Less accumulated depreciation and amortization	(1,266,122)	(1,235,698)
Investment in real estate, net	$4,541,424	$4,732,896

As of September 30, 2021, the Company owned 215 hotels with an aggregate of 28,085 rooms located in 35 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Hotel Acquisitions

The Company acquired four hotels during the nine months ended September 30, 2021. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176	$49,599
Portland	ME	AC Hotels	Crestline	8/20/2021	178	66,750
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130	30,000
Portland	ME	Aloft	Crestline	9/10/2021	157	51,150
					641	$197,499

Index

During the year ended December 31, 2020, the Company acquired four hotels, including four hotels during the nine months ended September 30, 2020. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116	$24,102
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108	22,602
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	26,309
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	38,279
					483	$111,292

The Company utilized $25.0 million of its available cash and entered into a one-year note payable with the developer secured by the hotels for $21.7 million to fund the purchase price of the Cape Canaveral, Florida hotels. The note payable bore interest, which was payable monthly, at a floating annual rate equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”) plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings, and the note was repaid in full on April 12, 2021. The Company used borrowings under its revolving credit facility to purchase the Tempe, Arizona and Madison, Wisconsin hotels and used available cash to purchase the Portland, Maine and Greenville, South Carolina hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the four hotels acquired during the nine months ended September 30, 2021, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through September 30, 2021 was approximately $5.8 million and $0.7 million, respectively. For the four hotels acquired during the nine months ended September 30, 2020, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through September 30, 2020 was approximately $1.5 million and $(0.9) million, respectively.

Seattle Land Acquisition

On August 16, 2021, the Company purchased the fee interest in the land at the Seattle, Washington Residence Inn, previously held under a finance ground lease. The Company utilized $24.0 million of its available cash and entered into a one-year note payable to the seller for $56.0 million to fund the purchase price of $80.0 million. The note payable bears interest, which is payable monthly, at a fixed annual rate of 4.0%. The land purchase was accounted for as a retirement of the finance lease, with the difference of $16.6 million between the carrying amount of the net right-of-use asset of $94.5 million and the finance lease liability of $111.1 million applied as an adjustment to the carrying amount of the acquired land.

Hotel Purchase Contract Commitments

As of September 30, 2021, the Company had outstanding contracts for the potential purchase of five hotels for a total expected purchase price of approximately $242.6 million. Of these five hotels, four are existing and the Company expects to complete the purchase of these hotels in the fourth quarter of 2021; and one hotel is under development and is currently planned to be completed and opened for business in 2023, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under these contracts. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2021. All dollar amounts are in thousands.

Location	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Madison, WI (1)	Embassy Suites	7/27/2021	260	$893	$78,598
Memphis, TN	Hilton Garden Inn	8/27/2021	150	300	38,000
Fort Worth, TX	Hilton Garden Inn	9/2/2021	157	176	29,500
Fort Worth, TX	Homewood Suites	9/2/2021	112	128	21,500
Portland, OR	Hampton	9/2/2021	243	446	75,000
			922	$1,943	$242,598

Index

(1)

This hotel is currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brand. Assuming all conditions to closing are met, the purchase of this hotel is expected to occur in 2023. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As this property is under development, at this time, the seller has not met all of the conditions to closing.

3. Dispositions

Dispositions

During the nine months ended September 30, 2021, the Company sold 23 hotels in four separate transactions with unrelated parties for a total combined gross sales price of approximately $234.6 million, resulting in a combined net gain on sale, after giving effect to impairment charges discussed below, of approximately $3.7 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2021. The 23 hotels had a total carrying value of approximately $227.2 million at the time of sale. The following table lists the 23 hotels sold:

City	State	Brand	Date Sold	Rooms
Charlotte	NC	Homewood Suites	2/25/2021	118
Memphis	TN	Homewood Suites	3/16/2021	140
Overland Park	KS	SpringHill Suites	4/30/2021	102
Montgomery	AL	Hilton Garden Inn	7/22/2021	97
Montgomery	AL	Homewood Suites	7/22/2021	91
Rogers	AR	Residence Inn	7/22/2021	88
Phoenix	AZ	Courtyard	7/22/2021	127
Lakeland	FL	Courtyard	7/22/2021	78
Albany	GA	Fairfield	7/22/2021	87
Schaumburg	IL	Hilton Garden Inn	7/22/2021	166
Andover	MA	SpringHill Suites	7/22/2021	136
Fayetteville	NC	Residence Inn	7/22/2021	92
Greenville	SC	Residence Inn	7/22/2021	78
Jackson	TN	Hampton	7/22/2021	85
Johnson City	TN	Courtyard	7/22/2021	90
Allen	TX	Hampton	7/22/2021	103
Allen	TX	Hilton Garden Inn	7/22/2021	150
Beaumont	TX	Residence Inn	7/22/2021	133
Burleson/Fort Worth	TX	Hampton	7/22/2021	88
El Paso	TX	Hilton Garden Inn	7/22/2021	145
Irving	TX	Homewood Suites	7/22/2021	77
Richmond	VA	SpringHill Suites	7/22/2021	103
Vancouver	WA	SpringHill Suites	7/22/2021	119
Total				2,493

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating loss of approximately $(6.8) million and $(6.7) million for the nine months ended September 30, 2021 and 2020, respectively, relating to the results of operations of the 26 hotels noted above (the 23 hotels sold in the first nine months of 2021 and the three hotels sold in 2020) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the nine months ended September 30, 2021 and 2020. A portion of the net proceeds

Index

from the sales were used to pay down borrowings on the Company’s revolving credit facility and the remaining proceeds are available for general corporate purposes, including acquisitions of hotel properties.

Hotel Sale Contracts and Loss on Impairment of Depreciable Real Estate Assets

During the first quarter of 2021, the Company identified 20 hotels for potential sale and, in April 2021, entered into a purchase contract with an unrelated party for the sale of the hotels for a gross sales price of $211.0 million. As a result, the Company recognized impairment losses totaling approximately $9.4 million in the first quarter of 2021, to adjust the carrying values of four of these hotels to their estimated fair values. The fair values of these properties were based on broker opinions of value using multiple methods to determine their value, including but not limited to replacement value, discounted cash flows and the income approach based on historical and forecasted operating results of the specific properties. These valuations are Level 3 inputs under the fair value hierarchy. The Company completed the sale of the hotels in July 2021 and used the net proceeds from the sale to pay down borrowings on the Company’s revolving credit facility and for general corporate purposes, including acquisitions of hotel properties.

Additionally, during the first quarter of 2021, the Company identified the Overland Park, Kansas SpringHill Suites for potential sale and, in February 2021, entered into a purchase contract with an unrelated party for the sale of the hotel for a gross sales price of $5.3 million. As a result, the Company recognized an impairment loss totaling approximately $1.3 million in the first quarter of 2021, to adjust the carrying value of the hotel to its estimated fair value less cost to sell, which was based on the contracted sales price, a Level 1 input under the fair value hierarchy. The Company completed the sale of the hotel in April 2021 and used the net proceeds from the sale to pay down borrowings on the Company’s revolving credit facility.

In June 2020, the Company entered into a purchase contract with an unrelated party for the sale of its 140-room Memphis, Tennessee Homewood Suites for a gross sales price of approximately $9.0 million. As a result, the Company recognized an impairment loss of approximately $4.4 million in the second quarter of 2020, representing the difference between the carrying value of the hotel and the contracted sales price, net of estimated selling costs, which is a Level 1 input under the fair value hierarchy. The Company completed the sale of the hotel in March 2021 and used the net proceeds from the sale to pay down borrowings on the Company’s revolving credit facility.

4. Debt

Summary

As of September 30, 2021 and December 31, 2020, the Company’s debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving credit facility	$-	$105,800
Term loans and senior notes, net	864,705	864,225
Mortgage debt, net	501,916	512,546
Debt, net	$1,366,621	$1,482,571

The aggregate amounts of principal payable under the Company’s total debt obligations as of September 30, 2021 (including the revolving credit facility, term loans, senior notes and mortgage debt), for each of the next five fiscal years and thereafter are as follows (in thousands):

2021 (October - December)	$4,375
2022	165,831
2023	296,213
2024	338,597
2025	245,140
Thereafter	322,265
1,372,421
Unamortized fair value adjustment of assumed debt	1,070
Unamortized debt issuance costs	(6,870)
Total	$1,366,621

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate

Index

and variable-rate debt, after giving effect to its interest rate swaps in effect at September 30, 2021 and December 31, 2020, is set forth below. All dollar amounts are in thousands.

	September 30, 2021	Percentage	December 31, 2020	Percentage
Fixed-rate debt (1)	$1,322,421	96%	$1,287,219	86%
Variable-rate debt	50,000	4%	201,351	14%
Total	$1,372,421		$1,488,570
Weighted-average interest rate of debt	3.47%		3.86%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

Credit Facilities Amendments

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding the Company’s investing and financing activities that were applicable during a specified waiver period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, capital expenditures and use of proceeds from the sale of property or common shares of the Company, that applied during such testing suspension period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into further amendments to each of the unsecured credit facilities (the “March 2021 amendments”) to extend the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio was suspended until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elected an earlier date).

In addition to the modifications and restrictions imposed during the Extended Covenant Waiver Period, the amendments modified the calculation of the existing financial covenants for the first three quarterly calculations subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts based on the period beginning with the first fiscal quarter upon exiting the Extended Covenant Waiver Period through the most recently ended fiscal quarter. The March 2021 amendments also modified certain of the existing financial maintenance covenants to less restrictive levels upon exiting the Extended Covenant Waiver Period as follows (capitalized terms are defined in the credit agreements):

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

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021 pursuant to the terms of each of its unsecured credit facilities. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions described above regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021.

As of September 30, 2021, the Company met the applicable financial maintenance covenants based on the annualized results of the six months ended September 30, 2021 at the levels required for the second fiscal quarter tested upon exiting the Extended Covenant Waiver Period. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit.

Index

$850 Million Credit Facility

The Company utilizes an unsecured “$850 million credit facility” comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the “Revolving Credit Facility”) and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024 (the “$425 million term loan facility”). Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year if certain criteria are met at the time of extension. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of September 30, 2021, the Company had availability of $425 million under the revolving credit facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

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

Index

As of September 30, 2021 and December 31, 2020, the details of the Company’s unsecured credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate (1)	Maturity Date	September 30, 2021	December 31, 2020
Revolving credit facility (2)	LIBOR + 1.40% - 2.25%	7/27/2022 (4)	$-	$105,800

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	50,000
Term loans and senior notes at stated value			870,000	870,000
Unamortized debt issuance costs			(5,295)	(5,775)
Term loans and senior notes, net			864,705	864,225

Credit facilities, net (2)			$864,705	$970,025
Weighted-average interest rate (3)			3.07%	3.64%

(1)

Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period from March 1, 2021 through July 28, 2021.

(2)

Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $1.4 million and $2.1 million as of September 30, 2021 and December 31, 2020, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(3)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $770.0 million and $745.0 million of the outstanding variable-rate debt as of September 30, 2021 and December 31, 2020, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at September 30, 2021 and December 31, 2020 was 0.08% and 0.14%, respectively.

(4)  Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year, to July 27, 2023, if certain criteria are met at the time of extension.

Mortgage Debt

As of September 30, 2021, the Company had approximately $502.4 million in outstanding mortgage debt secured by 28 properties with maturity dates ranging from August 2022 to May 2038, stated interest rates ranging from 3.40% to 5.00% and effective interest rates ranging from 3.40% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. As a result of the effects of the COVID-19 pandemic on certain hotels, the associated lenders granted temporary deferrals of principal and interest payments during 2020, however all payments resumed as of December 31, 2020. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of September 30, 2021 and December 31, 2020 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of September 30, 2021	Outstanding balance as of December 31, 2020
Cape Canaveral, FL	Hampton	(2)	4/30/2020	(3)	$10,852	$-	$10,275
Cape Canaveral, FL	Home2 Suites	(2)	4/30/2020	(3)	10,852	-	10,275
Colorado Springs, CO	Hampton	6.25%	9/1/2016	(4)	7,923	-	7,317
Franklin, TN	Courtyard	6.25%	9/1/2016	(4)	14,679	-	13,563
Franklin, TN	Residence Inn	6.25%	9/1/2016	(4)	14,679	-	13,563
Seattle, WA	(5)	4.00%	8/16/2021	8/16/2022	56,000	56,000	-
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	11,810	9,167	9,434
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650	9,818	10,105
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022	5,732	4,596	4,729
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022	12,145	9,737	10,018
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022	15,060	12,074	12,422
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022	28,269	22,638	23,294
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230	18,139	18,660
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022	8,750	6,973	7,179
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022	9,431	7,516	7,737
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,542	6,742
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	5,195	5,354
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	14,610	15,061
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	13,136	13,537
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	22,181	22,766
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,393	8,605
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	29,663	30,387
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,391	12,605
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,682	20,581	20,936
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	21,799	22,146
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	22,482	23,315
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	22,402	23,232
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	16,677	17,295
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	26,264	27,078
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	14,326	14,770
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,521	14,739
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,521	14,739
Portland, ME	Residence Inn	3.43%	3/2/2020	4/1/2030	33,500	33,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	26,579	27,392
					$631,096	502,421	512,770
Unamortized fair value adjustment of assumed debt						1,070	1,624
Unamortized debt issuance costs						(1,575)	(1,848)
Total						$501,916	$512,546

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
(5)

On August 16, 2021, the Company acquired the fee interest in the land at the Seattle, Washington Residence Inn, previously held under a finance ground lease, for a purchase price of $80.0 million, consisting of a $24.0 million cash payment and a one-year note payable to the seller for $56.0 million.

Index

5. Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of September 30, 2021, the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion and $1.3 billion, respectively. As of December 31, 2020, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2021 and December 31, 2020. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at September 30, 2021	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	September 30, 2021	December 31, 2020
Active interest rate swaps designated as cash flow hedges at September 30, 2021:
100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	$(1,690)	$(2,681)
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	(3,022)	(4,639)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	(416)	(636)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(4,065)	(5,911)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	(1,610)	(2,593)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	(1,141)	(2,036)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	(1,143)	(2,049)
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	(3,978)	(8,677)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(1,904)	(2,801)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(2,736)	(3,967)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	(1,536)	(3,294)
75,000	7/31/2020	8/18/2020	8/18/2022	0.13%	(8)	14
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	(1,401)	(3,415)
770,000					(24,650)	(42,685)

Matured interest rate swap at September 30, 2021:
$50,000	4/7/2016	9/30/2016	3/31/2021	1.09%	-	(117)
					$(24,650)	$(42,802)

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of September 30, 2021, all of the 13 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive loss, a component of shareholders’ equity in the Company’s consolidated balance sheets. Amounts reported in accumulated other comprehensive loss will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $11.4 million of net unrealized losses included in accumulated other comprehensive loss at September 30, 2021 will be reclassified as an increase to interest and other expense, net within the next 12 months.

Index

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income (Loss)		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Interest rate derivatives in cash flow hedging relationships	$478	$33	$(2,948)	$(2,706)

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate derivatives in cash flow hedging relationships	$9,714	$(48,628)	$(8,438)	$(5,006)

6. Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2020 Form 10-K. Below is a summary of the significant related party relationships in effect during the nine months ended September 30, 2021 and 2020.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the nine months ended September 30, 2021 and 2020 totaled approximately $0.5 million and $0.9 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of September 30, 2021 and December 31, 2020, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes one aircraft, owned through an entity owned by the Company’s Executive Chairman, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses the entity at third party rates. Total costs incurred for the use of the aircraft during the nine months ended September 30, 2021 and 2020 were less than $0.1 million for each respective period and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

7. Shareholders’ Equity

Distributions

For the nine months ended September 30, 2021 and 2020, the Company paid distributions of $0.02 and $0.30 per common share for a total of $4.5 million and $67.3 million, respectively. Prior to the suspension of its distributions in March 2020 due to the impact of COVID-19 on its operating cash flows, the Company’s annual distribution rate, payable monthly, was $1.20 per common share. In March and June 2021, the Company declared quarterly distributions of $0.01 per common share, which were paid in April and July, respectively, totaling $4.5 million for the nine months ended September 30, 2021. Additionally, in September 2021, the Company declared a quarterly distribution of $0.01 per common share, totaling $2.3 million, which was recorded as a payable as of September 30, 2021 and paid on October 18, 2021. This accrued distribution was included in accounts payable and other liabilities in the Company’s consolidated balance sheet at September 30, 2021.

Issuance of Shares

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). During the second quarter of 2021, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility and for general corporate purposes, including acquisitions of hotel properties. As of September 30, 2021, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the third quarter of 2021. The Company plans to use future net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility (if any). The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2021, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier or extended. During the first nine months of 2020, the Company purchased, under its Share Repurchase Program approximately 1.5 million of its common shares at a weighted-average market purchase price of approximately $9.42 per common share, for an aggregate purchase price, including commissions, of approximately $14.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In March 2020 the Company terminated its written trading plan and has not engaged in additional repurchases under the Share Repurchase Program since then. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future purchases, with cash on hand or availability under its unsecured credit facilities subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon the prevailing market conditions, regulatory requirements and other factors, including compliance with applicable credit facility covenants (if any).

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management. Under the incentive plan for 2021 (the “2021 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2021 performance measures, consisting of operational performance metrics and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods). With respect to the operational performance metrics, for the period of January 1 – June 30, 2021, metrics included portfolio occupancy growth, expense management, successful negotiation of amendments to each of the Company’s unsecured credit facilities and effective allocation of capital to drive incremental returns, with no specific target or weighting assigned to each metric. Operational performance metrics for the period of July 1 – December 31, 2021, include metrics regarding top line growth, bottom line growth, capital allocation and balance sheet metrics, with no specific target or weighting assigned to each metric. The operational performance metrics account for 50% of the total target incentive compensation. The shareholder return metrics are weighted 75% for relative shareholder return metrics and 25% for total shareholder return metrics, and account for 50% of the total target incentive compensation. At September 30, 2021, the range of potential aggregate payouts under the 2021 Incentive Plan was $0 - $22.4 million. Based on performance through September 30, 2021, the Company has accrued approximately $13.0 million as a liability for potential executive incentive compensation payments under the 2021 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2021. Compensation expense recognized by the Company under the 2021 Incentive Plan is included in general

Index

and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $7.0 million and $13.0 million for the three and nine months ended September 30, 2021. Approximately 25% of target awards under the 2021 Incentive Plan, if any, will be paid in cash, and 75% will be issued in stock under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will vest in December 2021 and one-third of which will vest in December 2022.

Under the incentive plan for 2020 (the “2020 Incentive Plan”), the Company recorded approximately $1.5 million and $4.0 million in general and administrative expenses in its consolidated statement of operations for the three and nine months ended September 30, 2020.

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

(1)

Of the total 2020 share-based compensation, approximately $5.9 million was recorded as a liability as of December 31, 2020 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2020. The remaining $1.9 million, which is subject to vesting on December 10, 2021 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2021. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.5 million and $1.5 million, respectively, of share-based compensation expense related to restricted share awards.

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

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of

Index

approximately $1.8 million. For each grantee, the restricted shares will vest on March 31, 2023 if the individual remains in service of the Company through the date of vesting. The expense associated with the awards will be amortized over the 3-year restriction period. For the three months ended September 30, 2021 and 2020, the Company recognized approximately $0.1 million in each respective period, of share-based compensation expense related to these awards, and $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2021 and 2020.

9. Subsequent Events

On October 18, 2021, the Company paid approximately $2.3 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

On October 28, 2021, the Company completed the purchase of the existing 150-room Hilton Garden Inn in Memphis, Tennessee for a gross purchase price of approximately $38.0 million. The Company utilized its available cash to purchase the hotel.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of COVID-19, including resurgences and variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 outbreak on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the vaccine distribution, the efficacy, acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19, the potential for additional hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the slowing or potential rollback of “reopenings” in certain states, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s 2020 Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the widespread outbreak of COVID-19 or an increase in COVID-19 cases or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2020 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2020 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of September 30, 2021, the Company owned 215 hotels with an aggregate of 28,085 rooms located in urban, high-end suburban and developing markets throughout 35 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

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

The effects of the pandemic on the hotel industry are unprecedented. COVID-19 disrupted the industry and dramatically reduced business and leisure travel, which has had a significant adverse impact on, and management expects COVID-19 will continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows. While a number of initial restrictions put into place during 2020 have eased, occupancy and average daily rate (“ADR”) during the first three quarters of 2021 were still generally below 2019 pre-pandemic levels. Additionally, while the development and distribution of vaccines have helped contribute to improved conditions over the first three quarters of 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. The Company expects the decline in revenue associated with COVID-19 and the overall influence on the U.S. economy to negatively impact the Company’s operating results for an extended period of time. While the Company has experienced significant recovery in leisure travel through the third quarter of 2021, the Company does not expect a full recovery in results until business travel improves and government restrictions on travel and business operations are lifted more broadly.

Since the beginning of the pandemic, the Company, its management companies and its brands have taken steps to minimize costs and cash outflow to maintain a sound liquidity position. The Company has implemented cost elimination and efficiency initiatives at each of the Company’s hotels by adjusting operations to manage total labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts, enhancing its sales efforts by focusing on COVID-19-specific demand opportunities in certain markets and has strategically targeted and maximized performance based on available demand, reduced non-essential capital improvement projects planned for 2021, and entering into amendments to its unsecured credit facilities that provided for the temporary waiver of financial covenant testing for the majority of its financial maintenance covenants (the Company exited the waiver period in July 2021 due to improved financial performance). Cost reduction initiatives, including those discussed above, are not expected to fully, or even materially, offset revenue losses from COVID-19. The extent and duration of COVID-19 effects continue to remain unknown, and these uncertainties continue to make it difficult to predict operating results for the Company’s hotels for the near future. While the Company has experienced continued improvement through the third quarter of 2021 and expects continued improvement, future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, state and local governments and businesses reverting back to tighter mitigation restrictions, deterioration of consumer sentiment, labor shortages and resulting pressure on wages or significant inflationary impacts. Therefore, there can be no assurances that the Company will not experience setbacks or further declines in hotel revenues or earnings at its hotels and the Company cannot predict how long the effects will continue to impact the Company’s operating results as compared to pre-pandemic levels.

2021 Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2019 the Company entered into a contract to purchase a 176-room Hilton Garden Inn to be constructed in Madison, Wisconsin. Construction of the hotel was completed in February 2021 and the Company acquired the hotel on February 18, 2021 for a gross purchase price of $49.6 million, utilizing borrowings on the Company’s revolving credit facility. In 2021, the Company entered into contracts to purchase a 178-room AC Hotel in Portland, Maine, acquired on August 20, 2021, a 130-room Hyatt Place in Greenville, South Carolina, acquired on September 1, 2021, and a 157-room Aloft in Portland, Maine, acquired on September 10, 2021 for an aggregate gross purchase price of $147.9 million, utilizing available cash (including a portion of the proceeds from the sale of 20 hotels in July 2021). In addition, during the second quarter of 2021 the Company entered into a contract to purchase the fee interest in the land at its Seattle, Washington Residence Inn that was previously under a ground lease. The land purchase was completed on August 16, 2021 for a purchase price of $80.0 million, consisting of a $24.0 million cash payment utilizing a portion of the proceeds from the sale of 20 hotels in July 2021 and a one-year note payable to the seller for $56.0 million.

As of September 30, 2021, the Company had separate outstanding contracts for the potential purchase of five hotels, consisting of one hotel in Madison, Wisconsin, one hotel in Memphis, Tennessee, two hotels in Fort Worth, Texas and one hotel in Portland, Oregon for a total combined purchase price of approximately $242.6 million. Four of the hotels are already in operation and one is in development and scheduled to open no earlier than 2023. Closings on the four hotels already in operation are expected to occur in the fourth quarter of 2021, while closing on the remaining hotel is expected upon completion of development. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no

Index

assurance that closings on these hotels will occur under the outstanding purchase contracts. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase hotels under contract if closings occur.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the first nine months of 2021, the Company sold 23 hotels for a total combined gross sales price of approximately $234.6 million and recognized a net gain on sale, after giving effect to impairment charges discussed below, of approximately $3.7 million. The Company used the net proceeds from the sales to pay down borrowings on the Company’s revolving credit facility, for the acquisitions of hotel properties in the second half of 2021 and for general corporate purposes.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Hotel Operations

As of September 30, 2021, the Company owned 215 hotels with a total of 28,085 rooms as compared to 235 hotels with a total of 30,023 rooms as of September 30, 2020. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the nine months ended September 30, 2021, the Company acquired four hotels and sold 23 hotels. During 2020, the Company acquired four hotels and sold three hotels. As a result, the comparability of results for the three and nine months ended September 30, 2021 and 2020 as discussed below is impacted by these transactions in addition to the impact of COVID-19 beginning in March 2020.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenue	$277,164	100.0%	$148,826	100.0%	86.2%	$683,281	100.0%	$467,914	100.0%	46.0%
Hotel operating expense	153,953	55.5%	93,762	63.0%	64.2%	393,103	57.5%	310,845	66.4%	26.5%
Property taxes, insurance and other expense	17,927	6.5%	20,523	13.8%	-12.6%	54,936	8.0%	58,820	12.6%	-6.6%
General and administrative expense	13,261	4.8%	6,726	4.5%	97.2%	29,815	4.4%	22,274	4.8%	33.9%

Loss on impairment of depreciable real estate assets	-		-		n/a	10,754		4,382		145.4%
Depreciation and amortization expense	44,217		50,171		-11.9%	139,313		149,590		-6.9%
Gain on sale of real estate	44		-		n/a	3,664		8,785		-58.3%
Interest and other expense, net	15,977		18,531		-13.8%	53,108		52,483		1.2%
Income tax expense	114		61		86.9%	309		265		16.6%

Net income (loss)	31,759		(40,948)		n/a	5,607		(121,960)		n/a
Adjusted hotel EBITDA (1)	105,423		34,688		203.9%	235,664		98,689		138.8%

Number of hotels owned at end of period	215		235		-8.5%	215		235		-8.5%
ADR	$140.02		$104.78		33.6%	$121.36		$116.16		4.5%
Occupancy	71.5%		48.6%		47.1%	65.9%		45.9%		43.6%
RevPAR	$100.14		$50.94		96.6%	$79.94		$53.33		49.9%

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

Index

The following table highlights the quarterly impact of COVID-19 on the Company’s ADR, Occupancy, RevPAR, net income (loss) and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”) during the last five quarters (in thousands except statistical data):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2020	2020	2021	2021	2021
ADR	$104.78	$97.87	$99.19	$120.56	$140.02
Occupancy	48.6%	46.5%	55.5%	70.7%	71.5%
RevPAR	$50.94	$45.46	$55.09	$85.28	$100.14
Net income (loss)	$(40,948)	$(51,247)	$(46,435)	$20,283	$31,759
Adjusted Hotel EBITDA (1)	$34,688	$23,296	$35,427	$94,814	$105,423

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the U.S., resulting in significant decreases in RevPAR throughout the Company’s hotel portfolio and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the depth and duration of revenue declines for the industry and Company; however, the Company currently expects declines in revenue and operating results as compared to 2019 to continue throughout the remainder of 2021 and into the future. While the Company experienced its most significant decline in operating results during the second quarter of 2020 as compared to previous quarters, occupancy and RevPAR have since shown improvement. Although the Company expects continued recovery in rate and occupancy, future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, state and local governments and businesses reverting back to tighter mitigation restrictions, deterioration of consumer sentiment or significant labor and inflationary pressures.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 215 hotels owned as of September 30, 2021 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 215 hotels owned as of the end of the reporting period. For the hotels acquired during the current reporting period and prior year, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
ADR	$141.56	$106.13	33.4%	$123.19	$117.16	5.1%
Occupancy	71.6%	48.7%	47.0%	66.0%	45.9%	43.8%
RevPAR	$101.32	$51.64	96.2%	$81.33	$53.81	51.1%

Same Store Operating Results

The following table reflects certain operating statistics for the 207 hotels owned by the Company as of January 1, 2020 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
ADR	$139.75	$105.71	32.2%	$122.17	$117.41	4.1%
Occupancy	71.7%	48.9%	46.6%	66.4%	46.0%	44.3%
RevPAR	$100.24	$51.64	94.1%	$81.08	$54.02	50.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s revenue and operating results improved during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, which is consistent with the overall lodging industry. However, as a result of COVID-19, the Company’s revenue and operating results have declined as compared to 2019 and the Company expects these declines relative to 2019 levels to continue throughout the remainder of 2021. The Company can give no assurances as to the amount or period of decline due to the uncertainty regarding the duration and long-term impact of, as well as governmental and consumer response to, COVID-19.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended September 30, 2021 and 2020, the Company had total revenue of $277.2 million and $148.8 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company had total revenue of $683.3 million and $467.9 million, respectively. For the three months ended September 30, 2021 and 2020, respectively, Comparable Hotels achieved combined average occupancy of 71.6% and 48.7%, ADR of $141.56 and $106.13 and RevPAR of $101.32 and $51.64. For the nine months ended September 30, 2021 and 2020, respectively, Comparable Hotels achieved combined average occupancy of 66.0% and 45.9%, ADR of $123.19 and $117.16 and RevPAR of $81.33 and $53.81. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2020, during the three months ended September 30, 2021, the Company experienced increases in ADR and occupancy, resulting in an increase of 96.2% in RevPAR for Comparable Hotels. As compared to the third quarter of 2019 (pre-COVID-19), Comparable Hotels RevPAR for the third quarter of 2021 decreased by 11.4% primarily as a result of reduced occupancy, as Comparable Hotels ADR decreased by only 1.0%. Occupancy for the Company’s portfolio for the month of July 2021 was approximately 76%, the highest monthly level since the onset of the pandemic. Occupancy for the month of October 2021 was approximately 73%. During March 2020, the hotel industry and the Company began to see a significant decrease in occupancy as both mandated and voluntary restrictions on travel were implemented throughout the U.S. For Comparable Hotels, average occupancy fell below 50% for most of 2020 before improving over subsequent quarters to 71.6% in the third quarter of 2021 driven predominately by increased leisure demand as a result of improved consumer confidence in travel and the lifting of some COVID-19 mitigation restrictions, but also by increased demand from a wide variety of demand generators such as government, healthcare, automotive, construction, disaster recovery, insurance, athletics, education and local and regional business-related travel. Revenue recovery in the third quarter of 2021 was led by leisure transient and group demand, with increased demand from small corporate and government business. Suburban markets continued to see stronger demand than urban markets. Throughout the hospitality industry, upscale and upper mid-scale chain scales have outperformed luxury and upper upscale and suburban locations have outperformed urban locations. The Company expects this trend to generally continue, however, future revenues could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, state and local governments and businesses reverting back to tighter mitigation restrictions or deterioration of consumer sentiment.

Hotel Operating Expense

The Company, its management companies and the brands the Company’s hotels are franchised with all aggressively worked to mitigate the costs and uses of cash associated with operating the hotels in the low-occupancy environment experienced in 2020, have worked to maintain cost-reduction practices where feasible as the economy recovers, and are thoughtfully working to position the hotels to adapt to the changes that may occur to guest preferences in the future. The impact has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company will continue to evaluate and implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences.

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended September 30, 2021 and 2020 totaled $154.0 million and $93.8 million, respectively, or 55.5% and 63.0% of total revenue for the respective periods. Hotel operating expense for the nine months ended September 30, 2021 and 2020 totaled $393.1 million and $310.8 million, respectively, or 57.5% and 66.4% of total revenue for the respective periods. Comparatively, prior to COVID-19, hotel operating expense was 56.6% and 56.3%, respectively, of total revenue for the three and nine months ended September 30, 2019. The Company has worked and will continue to work with its management companies to optimize staffing models, and adjust food and beverage offerings and other amenities, among other efficiency initiatives, to mitigate the impact of revenue declines and cost pressures on its results of operations. For example, the Company has reduced service and amenity offerings as allowed by the relaxation of certain brand standards and the Company also successfully reduced rates under various service contracts. Although certain operating costs of a hotel are more fixed in nature, such as base utility and maintenance costs, the Company has worked and will continue to work to reduce all non-essential costs including service contracts, utilities in areas not utilized and certain maintenance costs. However, the Company may continue to see ongoing cost increases related to both labor and supplies due to scarcity. As occupancy has increased throughout the nine months ended September 30, 2021, increasing staffing to meet increased demand has been challenging, and while the Company’s hotels made progress in filling open positions during the third quarter of 2021, they have often done so at higher wage rates. Likewise, supply chain disruptions throughout the overall economy have driven shortages and increases in the cost of materials and supplies such as food and equipment.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended September 30, 2021 and 2020 was $17.9 million and $20.5 million, respectively, or 6.5% and 13.8% of total revenue for the respective periods. For the nine months ended September 30, 2021 and 2020, property taxes, insurance, and other expense totaled $54.9 million and $58.8 million, respectively, or 8.0% and 12.6%

Index

of total revenue for the respective periods. Prior to COVID-19, property taxes, insurance and other expense for the three and nine months ended September 30, 2019 totaled $19.6 million and $58.5 million, respectively, or 5.9% and 6.0% of total revenue for the respective periods. The decrease from 2019 and 2020 to 2021 was primarily due to decreases in property taxes in certain localities. Although the Company will continue to aggressively appeal assessments and monitor locality guidance as a result of COVID-19, it does not currently anticipate further significant decreases in property taxes in 2021 as compared to 2020.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2021 and 2020 was $13.3 million and $6.7 million, respectively, or 4.8% and 4.5% of total revenue for the respective periods. For the nine months ended September 30, 2021 and 2020, general and administrative expense was $29.8 million and $22.3 million, respectively, or 4.4% and 4.8% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The increases in general and administrative expense for the three and nine months ended September 30, 2021 over the three and nine months ended September 30, 2020 include increased accruals of $5.5 million and $9.0 million, respectively, for incentive compensation related to anticipated higher shareholder return and operating performance in 2021 as compared to 2020. Additionally, general and administrative expense in 2020 was reduced by voluntary reductions in compensation by the Company’s Executive Chairman, Chief Executive Officer and non-employee directors on the Board of Directors.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was $10.8 million for the nine months ended September 30, 2021, consisting of impairment losses of $1.3 million for the Overland Park, Kansas SpringHill Suites and $9.4 million for four hotel properties identified by the Company in the first quarter of 2021 for potential sale. Loss on impairment of depreciable real estate assets was $4.4 million for the nine months ended September 30, 2020, consisting of an impairment charge for the Memphis, Tennessee Homewood Suites in 2020. See Note 3 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $44.2 million and $50.2 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was $139.3 million and $149.6 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The decreases were primarily due to the hotel dispositions completed throughout 2020 and the first nine months of 2021, partially offset by acquisitions and limited renovation activity.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2021 and 2020 was $16.0 million and $18.5 million, respectively. For the nine months ended September 30, 2021 and 2020, interest and other expense, net was $53.1 million and $52.5 million, respectively. Interest and other expense, net for the nine months ended September 30, 2020 is net of approximately $0.9 million of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the three months ended September 30, 2021 and 2020 includes approximately $2.1 million and $2.8 million, respectively, of interest recorded on the Company’s finance lease liabilities. For the nine months ended September 30, 2021 and 2020, interest and other expense, net includes approximately $7.9 million and $8.5 million, respectively, of interest recorded on the Company’s finance lease liabilities.

Interest expense related to the Company’s debt instruments for the three months ended September 30, 2021 decreased compared to the three months ended September 30, 2020 as a result of both lower average borrowings and lower average interest rates as the Company exited the Extended Covenant Waiver Period in July 2021. Interest expense related to the Company’s debt instruments for the nine months ended September 30, 2021 was virtually unchanged compared to the nine months ended September 30, 2020 as a result of lower average borrowings offset by increased interest rates on the Company’s unsecured credit facilities associated with the amendments to obtain covenant waivers. The Company anticipates interest expense to be lower for the remainder of 2021 compared to the same period of 2020 due to reduced average borrowings on the Company’s unsecured credit facilities and lower interest rates compared to the same period of 2020 as a result of exiting the Extended Covenant Waiver Period (as discussed below under “Liquidity and Capital Resources”). See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional discussion of the Company’s amended unsecured credit facilities.

Non-GAAP Financial Measures

The Company considers the following non-GAAP financial measures useful to investors as key supplemental measures of its operating performance: Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”), Earnings Before Interest,

Index

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

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$31,759	$(40,948)	$5,607	$(121,960)
Depreciation of real estate owned	43,028	48,307	134,880	144,019
Gain on sale of real estate	(44)	-	(3,664)	(8,785)
Loss on impairment of depreciable real estate assets	-	-	10,754	4,382
Funds from operations	74,743	7,359	147,577	17,656
Amortization of finance ground lease assets	1,183	1,612	4,418	4,816
Amortization of favorable and unfavorable operating leases, net	98	103	294	305
Non-cash straight-line operating ground lease expense	41	44	128	135
Modified funds from operations	$76,065	$9,118	$152,417	$22,912

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

Index

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

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$31,759	$(40,948)	$5,607	$(121,960)
Depreciation and amortization	44,217	50,171	139,313	149,590
Amortization of favorable and unfavorable operating leases, net	98	103	294	305
Interest and other expense, net	15,977	18,531	53,108	52,483
Income tax expense	114	61	309	265
EBITDA	92,165	27,918	198,631	80,683
Gain on sale of real estate	(44)	-	(3,664)	(8,785)
Loss on impairment of depreciable real estate assets	-	-	10,754	4,382
EBITDAre	92,121	27,918	205,721	76,280
Non-cash straight-line operating ground lease expense	41	44	128	135
Adjusted EBITDAre	92,162	27,962	205,849	76,415
General and administrative expense	13,261	6,726	29,815	22,274
Adjusted Hotel EBITDA	$105,423	$34,688	$235,664	$98,689

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the last five quarters (in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2020	2020	2021	2021	2021
Net income (loss)	$(40,948)	$(51,247)	$(46,435)	$20,283	$31,759
Depreciation and amortization	50,171	50,196	48,710	46,386	44,217
Amortization of favorable and unfavorable operating leases, net	103	137	98	98	98
Interest and other expense, net	18,531	18,352	18,513	18,618	15,977
Income tax expense	61	67	108	87	114
EBITDA	27,918	17,505	20,994	85,472	92,165
(Gain) loss on sale of real estate	-	(2,069)	(4,484)	864	(44)
Loss on impairment of depreciable real estate assets	-	715	10,754	-	-
EBITDAre	27,918	16,151	27,264	86,336	92,121
Non-cash straight-line operating ground lease expense	44	45	44	43	41
Adjusted EBITDAre	27,962	16,196	27,308	86,379	92,162
General and administrative expense	6,726	7,100	8,119	8,435	13,261
Adjusted Hotel EBITDA	$34,688	$23,296	$35,427	$94,814	$105,423

Index

Hotels Owned

As of September 30, 2021, the Company owned 215 hotels with an aggregate of 28,085 rooms located in 35 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	38	5,285
Hampton	36	4,710
Courtyard	33	4,653
Residence Inn	29	3,548
Homewood Suites	29	3,305
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,245
TownePlace Suites	9	931
Hyatt Place	3	411
Marriott	2	619
Embassy Suites	2	316
Independent	2	263
AC Hotels	1	178
Aloft	1	157
Hyatt House	1	105
Total	215	28,085

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
Arkansas	2	248
California	26	3,721
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,254
Indiana	4	479
Iowa	3	301
Kansas	3	320
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	8	881
Ohio	2	252
Oklahoma	4	545
Pennsylvania	3	391
South Carolina	5	590
Tennessee	10	1,187
Texas	25	3,059
Utah	3	393
Virginia	12	1,722
Washington	3	490
Wisconsin	1	176
Total	215	28,085

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 215 hotels the Company owned as of September 30, 2021.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	White Lodging	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106
South Bend	IN	Fairfield	White Lodging	9/1/2016	119

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145
Austin	TX	Fairfield	White Lodging	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	413

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					28,085

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its revolving credit facility. Periodically, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties (such as the sale of 23 hotels in the first nine months of 2021 for proceeds of approximately $235 million discussed above in “2021 Hotel Portfolio Activities”) and offerings of the Company’s common shares, including pursuant to the ATM Program (as defined below).

As of September 30, 2021, the Company had $1.4 billion of total outstanding debt consisting of $502.4 million of mortgage debt and $870.0 million outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of September 30, 2021, the Company had available corporate cash on hand of approximately $39.4 million as well as unused borrowing capacity under its revolving credit facility of approximately $425 million. In the near term, the impact of COVID-19 on the global economy, including any sustained decline in the Company’s performance, may make it more difficult or costly for the Company to raise debt or equity capital to fund long-term liquidity requirements. The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios and restrictions on certain investments.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding its investing and financing activities including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, capital expenditures and use of proceeds from the sale of property or common shares of the Company, that applied during such testing suspension period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into further amendments to each of the unsecured credit facilities to extend the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio was suspended until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elected an earlier date).

Additionally, these amendments modified the calculation of the existing financial covenants for the first three quarterly calculations subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts based on the period beginning with the first fiscal quarter upon exiting the Extended Covenant Waiver Period through the most recently ended fiscal

Index

quarter. The March 2021 amendments also modified certain of the existing financial maintenance covenants to less restrictive levels upon exiting the Extended Covenant Waiver Period as follows (capitalized terms are defined in the credit agreements):

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

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions described above regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021.

The Company’s annualized results for the six months ended September 30, 2021 met the financial maintenance covenants based on the thresholds stipulated for the second fiscal quarter tested upon exiting the Extended Covenant Waiver Period as described in Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt instruments as of September 30, 2021.

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). During the second quarter of 2021, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares to pay down borrowings on its revolving credit facility and for general corporate purposes, including acquisitions of hotel properties. As of September 30, 2021, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the third quarter of 2021. The Company plans to use future net proceeds from the sale of these shares to continue to pay down borrowings on its revolving credit facility (if any). The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Capital Uses

The Company anticipates that cash flow from operations, availability under its credit facilities, additional borrowings and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, share repurchases, and required distributions to shareholders.

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. During the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. In March and June 2021, the Company declared quarterly distributions of $0.01 per common share, which were paid in April and July, respectively, totaling $0.02 per common share and $4.5 million for the nine months ended September 30, 2021. Additionally, in September 2021, the Company declared a quarterly distribution of $0.01 per common share, totaling $2.3 million that was paid on October 18, 2021. As discussed above, in July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the

Index

Extended Covenant Waiver Period effective on July 29, 2021. As a result, upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions on distributions that were applicable during the Extended Covenant Waiver Period.

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

Share Repurchases

In May 2021, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated or extended earlier. During the first three months of 2020, the Company purchased, under its Share Repurchase Program approximately 1.5 million of its common shares at a weighted-average market purchase price of approximately $9.42 per common share, for an aggregate purchase price, including commissions, of approximately $14.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In March 2020 the Company terminated its written trading plan under the Share Repurchase Program and has not repurchased any shares since that time. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund any future purchases, with cash on hand or availability under its unsecured credit facilities subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will depend upon prevailing market conditions, regulatory requirements and other factors, including compliance with applicable credit facility covenants (if any).

Capital Improvements

The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of September 30, 2021, the Company held approximately $27.5 million in reserve related to these properties. During the nine months ended September 30, 2021, the Company invested approximately $9.7 million in capital expenditures and anticipates spending an additional $15-20 million during the remainder of 2021, which includes scheduled renovation projects for approximately eight properties. The Company does not currently have any existing or planned projects for new property development.

Purchase Contract Commitments

As of September 30, 2021, the Company had separate outstanding contracts for the potential purchase of five hotels, consisting of one hotel in Madison, Wisconsin, one hotel in Memphis, Tennessee, two hotels in Fort Worth, Texas and one hotel in Portland, Oregon for a total combined purchase price of approximately $242.6 million. Four of the hotels are already in operation and one is under development and scheduled to open no earlier than 2023. Closings on the four hotels already in operation are expected to occur in the fourth quarter of 2021, while closing on the remaining hotel is expected upon completion of development. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. The Company plans to utilize its available cash (including a portion of the proceeds from the sale of 20 hotels in July 2021) or borrowings under its unsecured credit facilities available at closing to purchase hotels under contract if closings occur.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns were disrupted in 2020 and the first nine months of 2021 and may also be disrupted in the remainder of 2021. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Subsequent Events

On October 18, 2021, the Company paid approximately $2.3 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

On October 28, 2021, the Company completed the purchase of the existing 150-room Hilton Garden Inn in Memphis, Tennessee for a gross purchase price of approximately $38.0 million. The Company utilized its available cash to purchase the hotel.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate debt that is not fixed by interest rate swaps. As of September 30, 2021, after giving effect to interest rate swaps, as described below, approximately $50.0 million, or approximately 4% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of September 30, 2021, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.5 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2021, the Company’s variable-rate debt consisted of its $820 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of September 30, 2021, the Company had 13 interest rate swap agreements that effectively fix the interest payments on approximately $770.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from August 2022 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of September 30, 2021.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as one $50 million fixed-rate senior notes facility. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at September 30, 2021. All dollar amounts are in thousands.

	October 1 - December 31, 2021	2022	2023	2024	2025	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$4,375	$165,831	$296,213	$338,597	$245,140	$322,265	$1,372,421	$1,346,923
Average interest rates (1)	3.5%	3.4%	3.4%	3.7%	3.9%	4.0%

Variable-rate debt:
Maturities	$-	$-	$250,000	$310,000	$175,000	$85,000	$820,000	$794,876
Average interest rates (1)	3.0%	3.0%	3.2%	3.6%	4.1%	4.7%

Fixed-rate debt:
Maturities	$4,375	$165,831	$46,213	$28,597	$70,140	$237,265	$552,421	$552,047
Average interest rates	4.1%	4.0%	3.9%	3.9%	3.8%	3.7%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as Inline XBRL and contained in Exhibit 101.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: Nov 4, 2021
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: Nov 4, 2021
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: Nov 4, 2021
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)