Form 10-K
period 2021-12-31
Apple Hospitality REIT, Inc.
filed 2022-02-22
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,258,201,788 as of June 30, 2021.

The number of common shares outstanding on February 14, 2022 was 228,255,642.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 13, 2022.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of the coronavirus COVID-19 pandemic (“COVID-19”), including resurgences and variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 pandemic on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the efficacy, acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19, the potential for additional hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the slowing or potential rollback of “reopenings” in certain states, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the COVID-19 pandemic or an increase in COVID-19 cases or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report on Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.	Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company has elected to be treated as a REIT for federal income tax purposes. As of December 31, 2021, the Company owned 219 hotels with an aggregate of 28,747 rooms located in urban, high-end suburban and developing markets throughout 36 states. As of December 31, 2021, substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

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

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. Due to their efficient operating model and strong consumer preference, the Company concentrates on the acquisition of rooms-focused hotels. The Company’s acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage revenue and expenses by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper midscale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt to total capitalization (total debt outstanding plus equity market capitalization based on the Company’s December 31, 2021 closing share price) ratio at December 31, 2021 of 28.1%, the Company is not only positioned to opportunistically consider investments that further improve shareholder value, but management believes it is equipped to address developments caused by adverse economic environments such as the current conditions brought on by COVID-19.

The Impact of COVID-19 on the Company and the Hospitality Industry

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has not only specifically reduced travel, but also has had a detrimental impact on regional and global economies and financial markets. The global, national and local impact of the pandemic has continued to evolve and many countries, including the U.S., as well as state and local governments, have reacted and continue to react with a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementation of “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings, which has resulted in, and may continue to result in, cancellation of events, including sporting events, conferences and meetings. While the Company’s operating results and the overall economy in the U.S. continue to show signs of recovery, the Company cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on the Company, its business, the hospitality industry and the economy, or whether the recovery will continue. See “The Impact of COVID-19 on the Company and the Hospitality Industry” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K, for more information about the Company’s response to the effects of COVID-19.

Hotel Operating Performance

As of December 31, 2021, the Company owned 219 hotels with a total of 28,747 rooms as compared to 234 hotels with a total of 29,937 rooms as of December 31, 2020 and 233 hotels with a total of 29,870 rooms as of December 31, 2019. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2021, 2020 and 2019. During 2021, the Company acquired eight hotels and sold 23 hotels. During 2020, the Company acquired four hotels and sold three hotels. During 2019, the Company acquired three hotels and sold 11 hotels. The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2021	2020	2019
ADR	$123.78	$111.49	$137.30
Occupancy	66.3%	46.1%	77.0%
RevPAR	$82.03	$51.34	$105.72

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 219 hotels owned as of December 31, 2021 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 219 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2021	2020	2019
ADR	$125.43	$112.72	$141.04
Occupancy	66.3%	45.9%	77.2%
RevPAR	$83.14	$51.69	$108.87

Hotel performance is impacted by many factors, including the economic conditions in the U.S. and in each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s revenue and operating results improved during 2021 as compared to 2020, which is consistent with the overall lodging industry. However, as a result of COVID-19, the Company’s revenue and operating results declined as compared to 2019 and the Company expects future revenues could be negatively impacted if, for example, COVID-19 cases begin to increase again, new vaccine-resistant variants emerge, state and local governments tighten or implement new mitigation restrictions or consumer sentiment deteriorates. The Company can give no assurances as to the amount or period of decline that may result from uncertainty regarding the duration and long-term impact of, as well as governmental and consumer response to, COVID-19. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Recent Investing Activities

Acquisitions and Contracts for Potential Acquisitions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2019 the Company entered into a contract to purchase a 176-room Hilton Garden Inn to be constructed in Madison, Wisconsin. Construction of the hotel was completed in February 2021 and the Company acquired the hotel on February 18, 2021 for a gross purchase price of $49.6 million, utilizing borrowings under the Company’s revolving credit facility. In 2021, the Company also acquired seven existing hotels for an aggregate purchase price of approximately $311.9 million: a 178-room AC Hotel in Portland, Maine; a 130-room Hyatt Place in Greenville, South Carolina; a 157-room Aloft in Portland, Maine; a 150-room Hilton Garden Inn in Memphis, Tennessee; a 157-room Hilton Garden Inn in Fort Worth, Texas; a 112-room Homewood Suites in Fort Worth, Texas; and a 243-room Hampton Inn & Suites in Portland, Oregon. The Company utilized available cash (including a portion of the proceeds from the sale of 20 hotels in July 2021) and borrowings under its revolving credit facility to fund the acquisitions and plans to utilize its credit facilities available at closing for any additional acquisitions. In addition, on August 16, 2021, the Company purchased the fee interest in the land at its Seattle, Washington Residence Inn that was previously under a ground lease for a purchase price of $80.0 million, consisting of a $24.0 million cash payment utilizing a portion of the proceeds from the sale of 20 hotels in July 2021 and a one-year note payable to the seller for $56.0 million.

As of December 31, 2021 the Company had an outstanding contract for the potential purchase of a hotel under development in Madison, Wisconsin for a purchase price of $78.6 million, which is expected to be completed as a 260-room Embassy Suites and opened for business in early 2024, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

Dispositions and Contracts for Potential Dispositions

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2021, the Company sold a total of 23 hotels for a total combined gross sales price of approximately $234.6 million. The net proceeds from the sales were used to pay down borrowings under the Company’s revolving credit facility, for acquisitions of hotel properties in the second half of 2021 and for general corporate purposes.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Share Repurchases

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. In May 2021, the Company’s Board of Directors approved an extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). No common shares were repurchased in 2021. Past repurchases under the share repurchase program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

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

Management and Franchise Agreements

Substantially all of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2021, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	40	5,592
Hampton	37	4,953
Courtyard	33	4,653
Homewood Suites	30	3,417
Residence Inn	29	3,548
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,245
TownePlace Suites	9	931
Hyatt Place	3	411
Marriott	2	619
Embassy Suites	2	316
Independent	2	263
AC	1	178
Aloft	1	157
Hyatt House	1	105
Total	219	28,747

Each of the Company’s 219 hotels owned as of December 31, 2021 is operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, sale of the property, or without cause. As of December 31, 2021, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. During 2020 and 2021, in response to COVID-19 and its impact on hotel performance, the management fee under all variable management fee agreements was set to 3% of gross revenues.

Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and, as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company’s hotels have an ongoing need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2021, 2020 and 2019, the Company’s capital improvements for its hotels were approximately $25.8 million, $37.6 million and $78.7 million, respectively. Expenditures for 2021 and 2020 were lower than previous years due to the reduction of non-essential capital improvement projects as a result of COVID-19. During 2022, the Company anticipates investing approximately $55 to $65 million in capital improvements, which includes renovation projects for approximately 20 to 25 properties.

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

As of December 31, 2021, the Company had approximately $1.4 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 3.38%, consisting of approximately $498.0 million in outstanding mortgage debt secured by 28 properties, with maturity dates ranging from August 2022 to May 2038 and stated interest rates ranging from 3.40% to 5.00%, and approximately $946.0 million in outstanding debt under its unsecured credit facilities with maturity dates ranging from July 2022 to March 2030 and effective interest rates, including the effect of interest rate swaps, ranging from 1.58% to 4.64%.

The Company’s unused borrowing capacity under its $425 million revolving credit facility as of December 31, 2021 was $349.0 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders. As discussed above, the Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt to total capitalization as of December 31, 2021 was 28.1%. The Company intends to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on a portion of its debt. All of these strategies reduce shareholder risk related to the Company’s financing structure.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding its investing and financing activities that were applicable during a specified waiver period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, capital expenditures and use of proceeds from the sale of property or common shares of the Company. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into further amendments to each of the unsecured credit facilities to extend the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The testing for the other two covenants, the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio, was suspended until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elected an earlier date). In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to certain restrictions regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021. See Note 4 titled “Debt” in Part II, Item 8, of the Consolidated

Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the Company’s debt, including the amendments to each of the unsecured credit facilities and the exit from the Extended Covenant Waiver Period mentioned above.

The Company has a universal shelf registration statement on Form S-3 (No. 333-231021) that was automatically effective upon filing on April 25, 2019. The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing the Company’s preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). As of December 31, 2021, the Company had sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its revolving credit facility and used the corresponding increased availability under the revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of December 31, 2021, approximately $224.0 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of these shares to continue to pay down borrowings under its revolving credit facility (if any). The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Distribution Policy

The Company has historically paid distributions on a monthly basis, with distributions based on anticipated cash generated from operations. The Company attempts to set a rate that can be consistent over a period of time as it forecasts its cash available from operations. As a result of COVID-19 and the impact on its business, the Company suspended its monthly distributions in March 2020. As discussed in Note 4 titled “Debt” in Part II, Item 8 in this Annual Report on Form 10-K, during the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. Beginning in March 2021, the Board of Directors declared distributions of $0.01 per common share in the last month of each quarter and the distributions were paid out each following month. As discussed above, in July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. As a result, upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions on distributions that were applicable during the Extended Covenant Waiver Period.

On February 22, 2022, the Company announced that its Board of Directors has reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share payable on March 15, 2022. While management expects monthly cash distributions to continue, each distribution is subject to approval by the Company’s Board of Directors and there can be no assurance of the classification, timing or duration of distributions at the current distribution rate. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and the timing and level of distributions in relation to the Company’s other cash requirements or in order to maintain its REIT status for federal income tax purposes. If cash flow from operations and the revolving credit facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy and may need to reduce its distributions to required levels to maintain its REIT status. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

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

Sustainability

The Company established a formal energy management program in 2018 and adopted a formal Environmental Policy in 2020 to ensure that energy, water and waste management are a priority not only within the Company, but also with the Company’s management companies. In addition to being more operationally efficient, rooms-focused hotels are more environmentally efficient than full-service hotels and resorts. With less open or unused space and less equipment needed for operating than full-service hotels, rooms-focused hotels use less electricity, water and natural gas on a per-square-foot basis than full-service or resort hotels. In addition to its overall strategy of investing in rooms-focused hotels, the Company is committed to identifying and incorporating sustainability opportunities into its investment and asset management strategies, with a focus on minimizing its environmental impact through reductions in energy and water consumption and improvements in waste management. The Company seeks to invest in proven sustainability practices when renovating its hotels and in portfolio-wide capital projects that can enhance asset value while also improving environmental performance. For example, the Company has realized cost savings and reductions in its carbon footprint through the installation of LED lighting, energy management systems, smart irrigation systems and the use of energy and water conservation guidelines at the property level with 98% of the Company’s portfolio as of December 31, 2020 enrolled in the U.S. Environmental Protection Agency’s Energy Star program. Additionally, as part of the Company’s acquisition due diligence, the Company performs sustainability assessments to identify areas of opportunity that will improve the property’s environmental performance, and when working with developers to construct new hotels, strives to implement environmentally efficient construction and building functionality.

Human Capital

The Company believes that each of its 63 team members (as of December 31, 2021) plays a vital role in the success of the organization. Management aims to provide an inspiring, inclusive work environment where employees feel valued, empowered and encouraged to make positive differences within the Company and throughout their communities, with a belief that the most successful management provides clear leadership while empowering the team to make timely and responsible decisions and to take actions necessary to achieve exceptional operating results. The Company is committed to diversity, equity and inclusion and does not tolerate discrimination or harassment in the workplace.

The Company offers competitive compensation and benefits, a flexible leave policy, fully paid parental leave, an education reimbursement program, and a culture that encourages balance of work and personal life. The Company provides its employees with two days paid leave each year for volunteer work and donation matching to support non-profit organizations. The Company emphasizes an open-door policy for communication and conducts regular employee satisfaction surveys, which provide the opportunity for continuous improvement.

The Company is committed to working safely and maintaining a safe workplace in compliance with cleanliness guidelines set forth by the Centers for Disease Control and Prevention (CDC), and in compliance with applicable Occupational Safety and Health Act (OSHA) standards.

The Company has implemented various initiatives to ensure the Company remains inclusive, equitable and supportive for all, including a formal online training program that all employees of the Company are required to complete annually for the prevention of discrimination and harassment in the workplace, including unconscious bias.

During 2021, all employees involved in the day-to-day operation of the Company’s hotels were employed by one of 16 third-party management companies engaged pursuant to the hotel management agreements.

Social Engagement

The Company is committed to strengthening its communities through charitable giving, encouraging employees to volunteer their time and talents, and participation in the many philanthropic programs important to its employees and leaders within its industry, including its brands, the American Hotel & Lodging Association and its hotel management companies. In 2017, the Company formed Apple Gives, an employee-led charitable organization, to expand its impact and further advance the achievement of the Company’s corporate philanthropic goals. Apple Gives organizes company-wide community events with charitable organizations, deploys aid to markets and associates affected by natural disasters, and allocates funds and other resources to a variety of causes. Apple Gives strives to select organizations that are important to the Company’s employees, the Company’s third-party management companies, its hotels and numerous industry organizations. Since Apple Gives was formed, the Company has contributed to more than 100 non-profit organizations, including through company-matched donations, and employees have devoted more than 550 hours volunteering and fundraising for a variety of charitable organizations. The Company’s hotels and third-party management companies are engaged in targeted charitable programs that provide support to their respective communities, and hotel associates are encouraged to serve in ways that improve their localities. The Company’s third-party management companies donate to food drives, participate in charity walks and bike rides, assemble care packages, donate school supplies, provide disaster relief, and pursue numerous other altruistic initiatives.

Seasonality

The hotel industry has been historically seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns were disrupted in 2020 and 2021, although the Company experienced some seasonal decrease in demand in the first and fourth quarter of each year. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Website Access

The address of the Company’s Internet website is www.applehospitalityreit.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

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

Risks Related to the Company’s Business and Operations

The current COVID-19 pandemic has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows, as could any future outbreak of another highly infectious or contagious disease.

The COVID-19 pandemic, including resurgences and new variants, has had and continues to have a detrimental impact on, and another pandemic in the future could similarly impact, regional and global economies and financial markets. The global, national and local impact of the pandemic has continued to evolve and many countries, including the U.S., and state and local governments, have reacted and continue to react with a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementation of stay-at-home orders, business closures, border closings, and restrictions on travel and large gatherings, which has resulted in cancellation of events, including sporting events, conferences and meetings.

The effects of the pandemic on the hotel industry are unprecedented. COVID-19 has disrupted the industry and has dramatically reduced business and impacted leisure travel, which has had a significant adverse impact, and management expects COVID-19, including new variants, will continue to significantly adversely impact and disrupt the Company’s business, financial performance and condition, operating results and cash flows. Beginning in March 2020, the Company experienced a significant decline in revenue throughout its portfolio and the Company expects the impact of this decline to continue for an extended period of time. More than half of the Company’s properties continue to operate at reduced levels as compared to 2019 and the Company has reduced certain services and amenities. Although currently all of the Company’s hotels are open, the Company may need or elect to temporarily suspend operations at properties in the future depending on the length and severity of COVID-19 and related effects, including any increase in the number of COVID-19 cases. If operations at the Company’s hotel properties are suspended, the Company cannot give any assurance as to when they will resume operations at a full or reduced level.

Additional factors that would negatively impact the Company’s ability to successfully operate during or following COVID-19 or another pandemic, or that could otherwise significantly adversely impact and disrupt its business, financial performance and condition, operating results and cash flows, include:

•	sustained negative consumer or business sentiment or continued corporate travel policy restrictions, including beyond the end of COVID-19, which could further adversely impact demand for lodging;
•	continued postponement and cancellation of events, including sporting events, conferences and meetings;
•	hotel closures and the Company’s ability to reopen hotels that are temporarily closed in a timely manner, and its ability to attract customers to its hotels when they are able to reopen;
•	a severe disruption or instability in the global financial markets or deterioration in credit and financing conditions;
•	continued increased costs and potential difficulty accessing supplies related to personal protective equipment, increased sanitation, social distancing and other mitigation measures at hotels;
•

continued increased labor costs to attract employees due to government-issued vaccination requirements or prohibitions, perceived risk of exposure to COVID-19, as well as potential for increased workers’ compensation claims if hotel employees are exposed to COVID-19 through the workplace; and

•

increased susceptibility to litigation related to, among other things, the financial impacts of COVID-19 on the Company’s business or litigation related to individuals contracting COVID-19 as a result of alleged exposures on the Company’s premises.

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

•	a material adverse effect on the Company’s ability to consummate acquisitions and dispositions of hotel properties;
•	changes in the amount or frequency of the Company’s distributions;
•	increased indebtedness and sustained or further decreases in operating results, which could increase the Company’s risk of default under its loan agreements or other long-term contracts;
•

inability of the Company to maintain compliance with certain covenants in its unsecured credit facilities and the need to seek amendments to such facilities in the future, which could result in concessions from the Company, such as increased interest rates;

•	increased volatility of the Company’s stock price;
•

disruptions in the Company’s supply chains, which may increase operating costs and costs for essential capital improvements or may impact hotels that are under development and that the Company expects to acquire following completion;

•	declines in regional and local economies, reducing travel to and from the localities;
•

increased risk that the Company could be required to close on the purchase under its existing contracts for newly developed hotels, where the hotel is not legally allowed to open due to temporary regulations resulting from COVID-19 mitigation;

•

increased risk in the Company’s and its management companies’ ability to retain, and the continued service and availability of, personnel, including the Company’s senior leadership team and key field personnel, including general managers, and the Company’s ability to recruit, attract and retain skilled personnel to the extent its management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

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

The extent and duration of the impacts caused by COVID-19 on the Company’s business, including financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the U.S.; the effectiveness, acceptance and availability of vaccines; the duration of associated immunity and efficacy of the vaccines against variants of COVID-19; the extent and effectiveness of actions taken to contain the pandemic or mitigate its impact; the timing of and manner in which containment efforts are reduced or lifted; and the response of the overall economy, the financial markets and the population, particularly in areas in which the Company operates, as containment measures are reduced or lifted. As a result, the Company cannot provide an estimate of the overall impact of COVID-19 on its business or when, or if, the Company will be able to resume pre-COVID-19 levels of operations. COVID-19 presents material uncertainty and risk with respect to the Company’s business, financial performance and condition, operating results and cash flows.

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
•

reduced business and leisure travel due to geo-political uncertainty, including terrorism, travel-related health concerns, including COVID-19 or other widespread outbreaks of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires, and government shutdowns, airline strikes or other disruptions;

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
•

increases in operating costs, including ground lease payments, property and casualty insurance, utilities and real estate and personal property taxes, due to inflation, climate change and other factors that may not be offset by increased room rates;

•

labor shortages and other increases in the cost of labor due to low unemployment rates or to government regulations surrounding work rules, government-issued vaccination requirements or prohibitions, wage rates, health care coverage and other benefits;

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

The Company has ongoing needs for hotel renovations and capital improvements, including maintenance requirements and updates to brand standards under all of its hotel franchise and management agreements and certain loan agreements. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. As properties increase in age, the frequency and cost of renovations needed to maintain appealing facilities for hotel guests may increase. The Company may also need to make significant capital improvements to hotels that it acquires, or may be involved in the development of new hotels. Construction delays and cost overruns, including increases in the costs of labor, goods and materials and delays and cost increases caused by supply chain disruptions, have increased and may continue to increase renovation or development costs for the Company and have delayed and may in the future delay the acquisition or opening of hotels or the length of time that rooms are out of service. Occupancy and ADR are often affected during periods of renovations and capital improvements at a hotel, especially if the Company encounters delays, or if the improvements require significant disruption at the hotel. The costs of renovations and capital improvements the Company needs or chooses to make at the Company’s existing hotels, or the costs related to the development of new hotels, could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2021, 14 of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

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

The phase-out, replacement, or unavailability of LIBOR as the reference interest rate under the Company’s variable-rate debt and hedging arrangements could have a material adverse effect on the business, financial condition and results of operations of the Company, and the replacement rate may differ from LIBOR and between the loan and hedge markets.

The Company’s variable-rate debt and hedging arrangements use the London Inter-Bank Offered Rate (“LIBOR”) as the reference rate. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced staggered dates by which LIBOR settings will either cease to be provided by any administrator or no longer be representative. In connection with the cessation of LIBOR, the Company expects a transition from LIBOR to another reference rate by June 30, 2023.

The Secured Overnight Financing Rate (“SOFR”), which is published by the New York Federal Reserve, has been proposed as the preferred alternative to LIBOR as a reference rate. In October 2020, after a number of industry consultations, the International Swaps and Derivatives Association published a LIBOR transition protocol, to which the Company has adhered. The discontinuation of LIBOR, and the transition to SOFR or another alternative reference rate may be disruptive to financial markets. When LIBOR is discontinued, the interest rate for the Company’s variable-rate debt will be based on an alternative reference rate as specified in the applicable documentation governing such debt, and the reference rate for its interest rate swaps will be SOFR unless otherwise agreed. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or outstanding swaps, but SOFR or another replacement reference rate could perform differently than LIBOR prior to its discontinuance. While market participants have proposed certain methods to interpolate and transition between LIBOR and SOFR, there can be no assurance that SOFR (including a term SOFR or compounded SOFR) will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility, or global or regional economic, financial, political, regulatory, judicial or other events.

Furthermore, differences between LIBOR replacement methodology in loan and hedging markets could result in differences in conversion between the Company’s variable-rate debt arrangements and corresponding hedges. While the loan market may eventually generally adopt the same replacement for LIBOR as the hedging market, there can be no assurance as to the timing of such adoption and any differences in the timing of adoption of LIBOR replacements between the loan and hedge market as well as differences in methodology and valuation can lead to mismatches in hedging, which could result in changes to the Company’s risk exposure, adverse tax or accounting effects, and increased compliance, legal and operational costs. The transition from LIBOR, or any changes or reforms to the determination of LIBOR, could have an adverse impact on the Company’s interest rates on its current or future indebtedness, as well as its variable-rate hedging arrangements, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

Compliance with financial and other covenants in the Company’s existing or future debt agreements may reduce operational flexibility and create default risk.

The Company’s existing indebtedness, whether secured by mortgages on certain properties or unsecured, contains, and indebtedness that the Company may enter into in the future likely will contain, customary covenants that may restrict the Company’s operations and limit its ability to enter into future indebtedness. In addition, the Company’s ability to borrow under its unsecured credit facilities is subject to compliance with its financial and other covenants, including, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company’s failure to comply with the covenants in its existing or future indebtedness, or its inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in the acceleration of the debt, requiring the Company to repay such debt with capital obtained from other sources, which may not be available to the Company or may only be available on unfavorable terms.

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

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available or at reasonable rates in the future. Also, various types of catastrophic losses, like earthquakes, hurricanes and other storms, wildfires, or certain types of terrorism, may not be insurable or may not be economically insurable for all or certain locations. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the hospitality industry as a whole. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under the relevant policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel. Additionally, as a result of substantial claims, insurance carriers may reduce insured limits and/or increase premiums, if insurance coverage is provided at all, in the future. Any of these or similar events could have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces possible risks associated with the physical effects of, and laws and regulations related to, climate change.

The Company is subject to the risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, wildfires, hurricanes and flooding, any of which could have a material adverse effect on the Company’s properties, operations and business. To the extent climate change causes changes in weather patterns, the markets in which the Company operates could experience increases in storm intensity and rising sea levels causing damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on the Company’s business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy and water at its properties. The federal government and some of the states and localities in which the Company operates have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions and may enact new laws in the future. Although these laws and regulations have not had any known material adverse effect on the Company to date, they could impact companies with which the Company does business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Climate change, and any future laws and regulations, or future interpretations of current laws and regulations, could have a material adverse effect on the Company.

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

The Company’s future issuances of preferred shares or debt securities may adversely affect the voting power or ownership interest of the holders of common shares or may limit the ability of a third party to acquire control of the Company.

The Company’s Charter allows the Board of Directors to issue up to 30 million “blank check” preferred shares, without action by shareholders. Preferred shares may be issued on terms determined by the Board of Directors, and may have rights, privileges and preferences superior to those of common shares. Without limiting the foregoing, (i) such preferred shares could have liquidation rights that are senior to the liquidation preference applicable to common shares, (ii) such preferred shares could have voting or conversion rights, which could adversely affect the voting power of the holders of common shares, and (iii) the ownership interest of holders of common shares will be diluted following the issuance of any such preferred shares. In addition, the issuance of blank check preferred shares could have the effect of discouraging, delaying or preventing a change of control of the Company. Additionally, the Company may issue debt securities which would have distribution rights that are senior to common shares and liquidation rights that are senior to the liquidation preference applicable to common shares. Common shareholders bear the risk that the Company’s future issuances of preferred shares or debt securities will negatively affect the market price of the Company’s common shares.

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

The Company’s Executive Chairman has interests that may conflict with the interests of the Company and that may detract from the time devoted to the Company.

Glade M. Knight, the Company’s Executive Chairman, is and will be a principal in other real estate investment transactions or programs that may compete with the Company, and he is and may be a principal in other business ventures. Mr. Knight’s management and economic interests in these other transactions or programs may conflict with the interests of the Company. Mr. Knight is not required to devote a fixed amount of time and attention to the Company’s business affairs as opposed to the other companies, which could detract from time devoted to the Company.

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

The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. The Company cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted or modified. Changes to the tax laws, including the possibility of major tax legislation, possibly with retroactive application, may adversely affect taxation of the Company or the Company’s shareholders. The Company urges shareholders and prospective shareholders to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Company’s shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated as a C corporation for U.S. federal income tax purposes.

General Risk Factors

The Company may change its distribution policy or may not have funds available to make distributions to shareholders.

The Board of Directors will continue to evaluate the Company’s distribution policy in conjunction with the impact of the economy on its operations, actual and projected financial condition and results of operations, capital expenditure requirements and other factors, including those discussed in this Annual Report on Form 10-K. While the Company intends to reinstitute a monthly distribution beginning in March 2022, there can be no assurance that the Company will continue to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future and may, for example, be suspended or adjusted from time to time to a level determined to be prudent in relation to the Company’s other cash requirements. The Board of Directors evaluates the distribution rate on an ongoing basis and may make changes at any time if it believes the rate is not appropriate based on REIT taxable income, limitations under financing arrangements, or other cash needs. A suspension of or reduction in the Company’s distribution rate could have a material adverse effect on the market price of the Company’s common shares.

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

As of December 31, 2021, the Company owned 219 hotels with an aggregate of 28,747 rooms located in 36 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. The following table summarizes the number of hotels and rooms by state:

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
Arkansas	2	248
California	26	3,721
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,254
Indiana	4	479
Iowa	3	301
Kansas	3	320
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	8	881
Ohio	2	252
Oklahoma	4	545
Oregon	1	243
Pennsylvania	3	391
South Carolina	5	590
Tennessee	11	1,337
Texas	27	3,328
Utah	3	393
Virginia	12	1,722
Washington	3	490
Wisconsin	1	176
Total	219	28,747

The following table is a list of the 219 hotels the Company owned as of December 31, 2021. As noted below, 14 of the Company’s hotels are subject to ground leases and 28 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager (4)	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169	(1)
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107	(1)
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Prattville	AL	Courtyard	LBA	3/1/2014	84	(1)
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210	(1)
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121	(1)
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)

City	State	Brand	Manager (4)	Date Acquired or Completed	Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	White Lodging	4/9/2010	121	(3)
Miami	FL	Homewood Suites	Dimension	3/1/2014	162	(1)
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	White Lodging	11/2/2010	147	(3)
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	White Lodging	9/1/2016	184	(3)
Mettawa	IL	Hilton Garden Inn	White Lodging	11/2/2010	170	(3)
Mettawa	IL	Residence Inn	White Lodging	11/2/2010	130	(3)
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	White Lodging	11/2/2010	135	(3)

City	State	Brand	Manager (4)	Date Acquired or Completed	Rooms
Indianapolis	IN	SpringHill Suites	White Lodging	11/2/2010	130	(3)
Merrillville	IN	Hilton Garden Inn	White Lodging	9/1/2016	124	(3)
Mishawaka	IN	Residence Inn	White Lodging	11/2/2010	106	(3)
South Bend	IN	Fairfield	White Lodging	9/1/2016	119	(3)
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(1)
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	White Lodging	11/2/2010	148	(3)
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84	(1)
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	White Lodging	9/1/2016	139	(3)
Omaha	NE	Hilton Garden Inn	White Lodging	9/1/2016	178	(1)(3)
Omaha	NE	Homewood Suites	White Lodging	9/1/2016	123	(3)
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208	(2)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110

City	State	Brand	Manager (4)	Date Acquired or Completed	Rooms
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132	(1)
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	White Lodging	11/2/2010	145	(3)
Austin	TX	Fairfield	White Lodging	11/2/2010	150	(3)
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	White Lodging	11/2/2010	117	(3)
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110	(1)
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

City	State	Brand	Manager (4)	Date Acquired or Completed	Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	White Lodging	11/2/2010	143	(3)
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(1)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(1)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150	(1)
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234	(1)
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106	(1)
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					28,747

(1)	Hotel is encumbered by mortgage.
(2)	Hotel is subject to ground lease.
(3)	Manager noted was as of December 31, 2021. Effective February 1, 2022, management responsibility of these 18 properties was transferred to HHM.
(4)	The management companies are defined in Note 9 titled “Management and Franchise Agreements” in Part II, Item 8 in this Annual Report on Form 10-K.

The Company’s investment in real estate at December 31, 2021, consisted of the following (in thousands):

Land	$794,899
Building and Improvements	4,584,829
Furniture, Fixtures and Equipment	488,773
Finance Ground Lease Assets	102,084
Franchise Fees	17,862
5,988,447
Less Accumulated Depreciation and Amortization	(1,311,262)
Investment in Real Estate, net	$4,677,185

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

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2021 and February 14, 2022, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $16.15 and $16.64, respectively.

Share Return Performance

The following graph compares the five-year cumulative total shareholder return of the Company’s common shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones U.S. Real Estate Hotels Index. The Dow Jones U.S. Real Estate Hotels Index is comprised of publicly traded REITs which focus on investments in hotel properties. The graph assumes an initial investment of $100 in the Company’s common shares and in each of the indices, and also assumes the reinvestment of dividends.

	Value of Initial Investment at
Name	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Apple Hospitality REIT, Inc.	$100.00	$103.99	$81.48	$99.38	$80.59	$101.08
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Dow Jones U.S. Real Estate Hotels Index	$100.00	$107.37	$93.30	$108.11	$79.66	$91.24

In its Form 10-K for the year ended December 31, 2020, the Company compared its performance to the SNL U.S. REIT Hotel Index, an index that was discontinued on August 7, 2021.

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

Shareholder Information

As of February 14, 2022, the Company had approximately 96 holders of record of its common shares and there were approximately 228 million common shares outstanding. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Distribution Information

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. As discussed in Note 4 titled “Debt” in Part II, Item 8 in this Annual Report on Form 10-K, during the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. Beginning in March 2021, the Board of Directors declared distributions of $0.01 per common share in the last month of each quarter and the distributions were paid out each following month. In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. As a result, upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions on distributions that were applicable during the Extended Covenant Waiver Period. For the years ended December 31, 2021 and 2020, the Company paid distributions of $0.03 and $0.30 per common share, for a total of approximately $6.8 million and $67.4 million, respectively. The quarterly distribution of $0.01 per common share declared in December 2021 totaled $2.3 million and was paid on January 18, 2022.

On February 22, 2022, the Company announced that its Board of Directors has reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share for the month of March, payable on March 15, 2022. Although the Company intends to resume paying monthly distributions beginning with the March distribution, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. As of December 31, 2021, the Company had a net loss carryforward for federal income tax purposes of approximately $35.8 million which may be applied to future taxable earnings subject to limitations imposed by the Code, which will reduce the amount of distributions necessary to maintain the Company’s REIT status. As it has done historically, due to seasonality, the Company may use its revolving credit facility to maintain the consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2021, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier or extended. During 2020, the Company purchased approximately 1.5 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $9.42 per common share for an aggregate purchase price, including commissions, of approximately $14.3 million. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Exchange Act. In March 2020, the Company terminated its written trading plan, and the Company has not repurchased any shares since that time. Past repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future purchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

Additionally, during 2021 and 2020, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) as described in Note 8 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

The following is a summary of all share repurchases during the fourth quarter of 2021:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2021	-	-	-	$345,000
November 1 - November 30, 2021	-	-	-	$345,000
December 1 - December 31, 2021 (2)	108,292	$15.65	-	$345,000
Total	108,292		-

(1)

Represents amount outstanding under the Company's authorized $345 million share repurchase program. This program may be suspended or terminated at any time by the Company. If not terminated earlier or extended, the program will end in July 2022. No shares were repurchased under the program during the fourth quarter of 2021.

(2)	Consists of common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted common shares.

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the Omnibus Plan, which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee to be in the best interests of the Company. The Company’s Board of Directors previously adopted, and the Company’s shareholders approved, the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. In May 2015, the Directors’ Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan. The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3)
Equity compensation plans approved by security holders	266,664	$21.34	7,702,690
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	266,664	$21.34	7,702,690

(1)

Includes 165,955 stock options granted to the Company’s current and former directors under the Directors’ Plan. Also includes 100,709 fully vested deferred stock units, including quarterly distributions earned, under the non-employee director deferral program under the Omnibus Plan, adopted by the Board of Directors in 2018, effective June 1, 2018, that are not included in the calculation of the weighted-average exercise price of outstanding options.

(2)	The weighted-average exercise price of outstanding options relates solely to stock options, which are the only currently outstanding exercisable security.
(3)	Does not include remaining shares registered under the Directors' Plan, as no further grants can be made under the Plan.
Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, the introduction of Part I regarding “Forward-Looking Statements,” and Item 1A, “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of December 31, 2021, the Company owned 219 hotels with an aggregate of 28,747 rooms located in urban, high-end suburban and developing markets throughout 36 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

The Impact of COVID-19 on the Company and the Hospitality Industry

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has not only specifically reduced travel, but also has had a detrimental impact on regional and global economies and financial markets. The global, national and local impact of the pandemic has continued to evolve and many countries, including the U.S., as well as state and local governments, have reacted and continue to react with a wide variety of measures intended to control its spread, including states of emergency, mandatory quarantines, implementation of “stay at home” orders, business closures, border closings, and restrictions on travel and large gatherings, which has resulted in, and may continue to result in, cancellation of events, including sporting events, conferences and meetings.

The effects of the COVID-19 pandemic on the hotel industry are unprecedented. COVID-19 has disrupted the industry and has dramatically reduced business and impacted leisure travel, which has had a significant adverse impact on, and management expects COVID-19 will continue to significantly adversely impact and disrupt, the Company’s business, financial performance and condition, operating results and cash flows. While a number of initial restrictions put into place during 2020 have eased, occupancy and average daily rate (“ADR”) during 2021 were still generally below 2019 pre-pandemic levels. Additionally, while the development and distributions of vaccines have helped contribute to improved conditions in 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the industry to fully recover. The Company expects the decline in revenue associated with COVID-19 and the overall influence on the U.S. economy to continue to negatively impact the Company’s operating results for the foreseeable future. While the Company has experienced significant recovery in leisure travel in 2021, the Company does not expect a full recovery in results until business travel improves and COVID-related government restrictions and other regulations impacting travel and business operations are lifted more broadly.

Since the beginning of the pandemic, the Company, its management companies and its brands have taken steps to minimize costs and cash outflow to maintain a sound liquidity position. The Company has implemented cost elimination and efficiency initiatives at each of the Company’s hotels by adjusting operations to manage total labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts; enhanced its sales efforts by focusing on COVID-19-specific demand opportunities in certain markets and has strategically targeted and maximized performance based on available demand; reduced capital improvement projects planned for 2021; and entered into amendments to its unsecured credit facilities that provided for the temporary waiver of financial covenant testing for the majority of its financial maintenance covenants (the Company exited the waiver period in July 2021 due to improved financial performance). Cost reduction initiatives, including those discussed above, are not expected to fully, or even materially, offset revenue losses from COVID-19. The extent and duration of COVID-19 effects continue to remain unknown, and these uncertainties continue to make it difficult to predict operating results for the Company’s hotels for the near future. While the Company has experienced improvement in 2021 and expects further improvement, future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter mitigation restrictions, deterioration of consumer sentiment, changes in business travel, labor shortages and resulting pressure on wages, or significant inflationary impacts. Therefore, there can be no assurances that the Company will not experience setbacks or further declines in hotel revenues or earnings at its hotels and the Company cannot predict how long the effects will continue to impact the Company’s operating results as compared to pre-pandemic levels.

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2019 the Company entered into a contract to purchase a 176-room Hilton Garden Inn to be constructed in Madison, Wisconsin. Construction of the hotel was completed in February 2021 and the Company acquired the hotel on February 18, 2021 for a gross purchase price of $49.6 million, utilizing borrowings under the Company’s revolving credit facility. In 2021, the Company also acquired seven existing hotels for an aggregate purchase price of approximately $311.9 million: a 178-room AC Hotel in Portland, Maine; a 130-room Hyatt Place in Greenville, South Carolina; a 157-room Aloft in Portland, Maine; a 150-room Hilton Garden Inn in Memphis, Tennessee; a 157-room Hilton Garden Inn in Fort Worth, Texas; a 112-room Homewood Suites in Fort Worth, Texas; and a 243-room Hampton Inn & Suites in Portland, Oregon. The Company utilized available cash (including a portion of the proceeds from the sale of 20 hotels in July 2021) and borrowings under its revolving credit facility to fund the acquisitions and plans to utilize its credit facilities available at closing for any additional acquisitions. In addition, on August 16, 2021, the Company purchased the fee interest in the land at its Seattle, Washington Residence Inn that was previously under a ground lease for a purchase price of $80.0 million, consisting of a $24.0 million cash payment utilizing a portion of the proceeds from the sale of 20 hotels in July 2021 and a one-year note payable to the seller for $56.0 million.

As of December 31, 2021 the Company had an outstanding contract for the potential purchase of a hotel under development in Madison, Wisconsin for a purchase price of $78.6 million, which is expected to be completed as a 260-room Embassy Suites and opened for business in early 2024, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2021, the Company sold 23 hotels for a total combined gross sales price of $234.6 million and recognized a gain on sale, after giving effect to impairment charges discussed below, of approximately $3.6 million. The Company used the net proceeds from the sales to pay down borrowings under the Company’s revolving credit facility, for acquisitions of hotel properties in 2021 and for general corporate purposes.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these transactions.

Hotel Operations

As of December 31, 2021, the Company owned 219 hotels with a total of 28,747 rooms as compared to 234 hotels with a total of 29,937 rooms as of December 31, 2020. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented. During 2021, the Company acquired eight hotels and sold 23 hotels. During 2020, the Company acquired four hotels and sold three hotels. See further discussion in Note 2 titled “Investments in Real Estate” and Note 3 titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K. As a result, in addition to the impacts of COVID-19, the comparability of results for the years ended December 31, 2021 and 2020 as discussed below is also impacted by these transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Year Ended December 31,
(in thousands, except statistical data)	2021	Percent of Revenue	2020	Percent of Revenue	Change 2020 to 2021	2019	Percent of Revenue	Change 2019 to 2020
Total revenue	$933,869	100.0%	$601,879	100.0%	55.2%	$1,266,597	100.0%	-52.5%
Hotel operating expense	542,178	58.1%	402,278	66.8%	34.8%	724,416	57.2%	-44.5%
Property taxes, insurance and other expense	71,980	7.7%	78,238	13.0%	-8.0%	77,498	6.1%	1.0%
General and administrative expense	41,038	4.4%	29,374	4.9%	39.7%	36,210	2.9%	-18.9%

Loss on impairment of depreciable real estate assets	10,754		5,097		111.0%	6,467		-21.2%
Depreciation and amortization expense	184,471		199,786		-7.7%	193,240		3.4%
Gain on sale of real estate	3,596		10,854		-66.9%	5,021		116.2%
Interest and other expense, net	67,748		70,835		-4.4%	61,191		15.8%
Income tax expense	468		332		41.0%	679		-51.1%

Net income (loss)	18,828		(173,207)		n/a	171,917		n/a
Adjusted hotel EBITDA (1)	320,273		121,985		162.6%	464,995		-73.8%

Number of hotels owned at end of period	219		234		-6.4%	233		0.4%
ADR	$123.78		$111.49		11.0%	$137.30		-18.8%
Occupancy	66.3%		46.1%		43.8%	77.0%		-40.1%
RevPAR	$82.03		$51.34		59.8%	$105.72		-51.4%

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in "Non-GAAP Financial Measures" below.

The following table highlights the quarterly impact of COVID-19 on the Company’s ADR, Occupancy, RevPAR and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”) during 2021 as compared to 2020 and 2019 (in thousands except statistical data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
	2021	2021	2021	2021	2021
ADR	$99.19	$120.56	$140.02	$131.04	$123.78
Occupancy	55.5%	70.7%	71.5%	67.5%	66.3%
RevPAR	$55.09	$85.28	$100.14	$88.43	$82.03
Net income (loss)	$(46,435)	$20,283	$31,759	$13,221	$18,828
Adjusted Hotel EBITDA (1)	$35,427	$94,814	$105,423	$84,609	$320,273

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
	2020	2020	2020	2020	2020
ADR	$132.55	$100.76	$104.78	$97.87	$111.49
Occupancy	60.9%	28.2%	48.6%	46.5%	46.1%
RevPAR	$80.66	$28.44	$50.94	$45.46	$51.34
Net loss	$(2,769)	$(78,243)	$(40,948)	$(51,247)	$(173,207)
Adjusted Hotel EBITDA (1)	$63,297	$704	$34,688	$23,296	$121,985

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
	2019	2019	2019	2019	2019

ADR	$136.36	$141.60	$139.21	$131.41	$137.30
Occupancy	73.9%	81.4%	79.9%	72.9%	77.0%
RevPAR	$100.71	$115.30	$111.17	$95.85	$105.72
Net income	$38,151	$62,090	$46,223	$25,453	$171,917
Adjusted Hotel EBITDA (1)	$108,804	$134,759	$124,596	$96,836	$464,995

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in "Non-GAAP Financial Measures" below.

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the U.S., resulting in significant decreases in RevPAR throughout the Company’s hotel portfolio and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the depth and the duration of revenue declines for the industry and Company; however, the Company currently expects declines in revenue and operating results as compared to 2019 levels to continue into 2022. While the Company experienced its most significant decline in operating results during the second quarter of 2020 as compared to previous quarters, occupancy and RevPAR have since shown improvement. Although the Company expects continued recovery in rate and occupancy, future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter mitigation restrictions, deterioration of consumer sentiment or significant labor, supply chain and inflationary pressures.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 219 hotels owned as of December 31, 2021. The Company defines metrics from Comparable Hotels as results generated by the 219 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Year Ended December 31,
	2021	2020	Change 2020 to 2021	2019	Change 2019 to 2020
ADR	$125.43	$112.72	11.3%	$141.04	-20.1%
Occupancy	66.3%	45.9%	44.4%	77.2%	-40.5%
RevPAR	$83.14	$51.69	60.8%	$108.87	-52.5%

Same Store Operating Results

The following table reflects certain operating statistics for the 204 hotels owned and held for use by the Company as of January 1, 2019 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Year Ended December 31,
	2021	2020	Change 2020 to 2021	2019	Change 2019 to 2020
ADR	$124.27	$112.68	10.3%	$140.04	-19.5%
Occupancy	66.8%	46.1%	44.9%	77.3%	-40.4%
RevPAR	$83.04	$51.99	59.7%	$108.20	-52.0%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s revenue and operating results improved during the year ended December 31, 2021 compared to the year ended December 31, 2020, which is consistent with the overall lodging industry. However, as a result of COVID-19, the Company’s revenue and operating results generally remained below corresponding 2019 levels and the Company expects these results to continue to be below 2019 levels into 2022. The Company can give no assurances as to the amount or period of decline due to the uncertainty regarding the duration and long-term impact of, as well as governmental and consumer responses to, COVID-19.

Results of Operations

A discussion regarding the Company’s results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding the results of operations for the year ended

December 31, 2020 compared to the year ended December 31, 2019 can be found under the section titled “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, which is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Information section of the Company’s website at www.applehospitalityreit.com.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the years ended December 31, 2021 and 2020, the Company had total revenue of $933.9 million and $601.9 million, respectively. For the years ended December 31, 2021 and 2020, respectively, Comparable Hotels achieved combined average occupancy of 66.3% and 45.9%, ADR of $125.43 and $112.72 and RevPAR of $83.14 and $51.69. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to 2020, the Company experienced increases in ADR and occupancy in 2021, resulting in an increase of 60.8% in RevPAR, for Comparable Hotels. As compared to 2019 (pre-COVID-19), Comparable Hotels RevPAR for 2021 decreased by 23.6% as a result of a 14.1% reduction in occupancy and an 11.1% decrease in ADR. During March 2020, the hotel industry and the Company began to see a significant decrease in occupancy as both mandated and voluntary restrictions on travel were implemented throughout the U.S. For Comparable Hotels, average occupancy fell below 50% for most of 2020 before improving to 66.3% in 2021 driven predominately by increased leisure demand as a result of improved consumer confidence in travel and the lifting of some COVID-19 mitigation restrictions, but also by increased demand from a wide variety of demand generators such as government, healthcare, automotive, construction, disaster recovery, insurance, athletics, education and local and regional business-related travel. Revenue recovery in 2021 was led by leisure transient and group demand, with increased demand from small corporate and government business. Suburban markets continued to see stronger demand than urban markets. Throughout the hospitality industry, demand for upscale and upper midscale chain scales have outperformed luxury and upper upscale chain scales and suburban locations have outperformed urban locations. As noted above, the Company expects this trend to gradually continue, however, future revenues could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter mitigation restrictions, or deterioration of consumer sentiment.

Hotel Operating Expense

The Company, its management companies and the brands the Company’s hotels are franchised with have all aggressively worked to mitigate costs and uses of cash associated with operating the hotels in the low-occupancy environment experienced in 2020, have worked to maintain cost-reduction practices where feasible as the economy recovers, and are thoughtfully working to position the hotels to adapt to the changes that may occur to guest preferences in the future. The impact of the pandemic has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company will continue to evaluate and implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences.

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2021 and 2020, hotel operating expense totaled $542.2 million and $402.3 million, respectively, or 58.1% and 66.8% of total revenue for each respective year. Comparatively, prior to COVID-19, hotel operating expense was 57.2% of total revenue for the year ended December 31, 2019. The Company has worked and will continue to work with its management companies to optimize staffing models and adjust food and beverage offerings and other amenities, among other efficiency initiatives, to mitigate the impact of revenue declines and cost pressures on its results of operations. For example, the Company has reduced service and amenity offerings as allowed by the relaxation of certain brand standards and the Company also successfully reduced rates under various service contracts. Although certain operating costs of a hotel are more fixed in nature, such as base utility and maintenance costs, the Company has worked and will continue to work to reduce all non-essential costs including service contracts, utilities in areas not utilized and certain maintenance costs. However, the Company may continue to see ongoing cost increases related to both labor and supplies due to scarcity. As occupancy has increased throughout 2021, increasing staffing to meet increased demand has been challenging, and while the Company’s hotels made progress in filling open positions during the second half of 2021, they have often done so at higher wage rates. Likewise, supply chain disruptions and broader inflationary pressures throughout the overall economy have driven shortages and increases in the cost of materials and supplies such as food and equipment.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2021 and 2020 totaled $72.0 million and $78.2 million, respectively, or 7.7% and 13.0% of total revenue for each respective year, which is consistent with Comparable Hotels expense as a percentage of revenue for the same period. Prior to COVID-19, property taxes, insurance and other expense for the year ended December 31, 2019 totaled $77.5 million or 6.1% of total revenue. The decrease in expenses from 2019 and 2020 to 2021 was primarily due to decreases in property taxes in certain localities as well as the reduction of the hotel portfolio by 15 properties during 2021. Although the Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted, and will continue to monitor locality guidance as a result of COVID-19, it does not currently anticipate significant decreases in property taxes in 2022 as compared to 2021.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2021 and 2020 was $41.0 million and $29.4 million, respectively, or 4.4% and 4.9% of total revenue for each respective year. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense in 2021 as compared to 2020 was primarily due to increased accruals of $12.4 million for executive incentive compensation related to higher shareholder return and operating performance in 2021 as compared to 2020 (see Note 8 titled “Compensation Plans” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional details). Additionally, in order to minimize costs in 2020, the Company’s Executive Chairman voluntarily agreed to forego six months of salary, the Chief Executive Officer volunteered to reduce his target compensation by 60 percent and the non-employee directors on the Board of Directors volunteered as a group to reduce their annual director fees by more than 15 percent.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was $10.8 million for the year ended December 31, 2021, consisting of impairment losses of $1.3 million for the Overland Park, Kansas SpringHill Suites and $9.4 million for four hotel properties identified by the Company in the first quarter of 2021 for potential sale. Loss on impairment of depreciable real estate assets was $5.1 million for the year ended December 31, 2020 for the Memphis, Tennessee Homewood Suites. See Note 3, titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $184.5 million and $199.8 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The decrease was primarily due to limited renovation activity and the sale of 23 hotels in 2021 and three hotels in 2020, partially offset by the acquisition of eight hotels in 2021 and four hotels in 2020. Additionally, depreciation and amortization expense for the years ended December 31, 2021 and 2020 includes approximately $5.2 million and $6.4 million, respectively, of expense associated with amortization of the Company’s finance ground leases.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2021 and 2020 was $67.7 million and $70.8 million, respectively, and is net of approximately $0.3 million and $0.9 million, respectively, of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the years ended December 31, 2021 and 2020 includes approximately $9.4 million and $11.4 million, respectively, of interest recorded on the Company’s finance lease liabilities.

Interest expense related to the Company’s debt instruments decreased as a result of lower average borrowings under the Company’s unsecured credit facilities with similar average interest rates in 2021 as compared to 2020. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional discussion of the Company’s amended unsecured credit facilities. In addition to decreases in interest due to lower average borrowings under the Company’s unsecured credit facilities, interest on the Company’s finance leases decreased approximately $2.0 million during 2021 as compared to 2020 due to the August 16, 2021 purchase of the fee interest in the land at the Company’s Seattle, Washington Residence Inn that was previously under a ground lease.

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

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$18,828	$(173,207)	$171,917
Depreciation of real estate owned	179,275	192,346	187,729
Gain on sale of real estate	(3,596)	(10,854)	(5,021)
Loss on impairment of depreciable real estate assets	10,754	5,097	6,467
Funds from operations	205,261	13,382	361,092
Amortization of finance ground lease assets	5,178	6,433	4,517
Amortization of favorable and unfavorable operating leases, net	393	442	124
Non-cash straight-line operating ground lease expense	169	180	188
Modified funds from operations	$211,001	$20,437	$365,921

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

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$18,828	$(173,207)	$171,917
Depreciation and amortization	184,471	199,786	193,240
Amortization of favorable and unfavorable operating leases, net	393	442	124
Interest and other expense, net	67,748	70,835	61,191
Income tax expense	468	332	679
EBITDA	271,908	98,188	427,151
Gain on sale of real estate	(3,596)	(10,854)	(5,021)
Loss on impairment of depreciable real estate assets	10,754	5,097	6,467
EBITDAre	279,066	92,431	428,597
Non-cash straight-line operating ground lease expense	169	180	188
Adjusted EBITDAre	279,235	92,611	428,785
General and administrative expense	41,038	29,374	36,210
Adjusted Hotel EBITDA	$320,273	$121,985	$464,995

The following tables reconcile the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2021	2021	2021	2021
Net income (loss)	$(46,435)	$20,283	$31,759	$13,221
Depreciation and amortization	48,710	46,386	44,217	45,158
Amortization of favorable and unfavorable operating leases, net	98	98	98	99
Interest and other expense, net	18,513	18,618	15,977	14,640
Income tax expense	108	87	114	159
EBITDA	20,994	85,472	92,165	73,277
(Gain) loss on sale of real estate	(4,484)	864	(44)	68
Loss on impairment of depreciable real estate assets	10,754	-	-	-
EBITDAre	27,264	86,336	92,121	73,345
Non-cash straight-line operating ground lease expense	44	43	41	41
Adjusted EBITDAre	27,308	86,379	92,162	73,386
General and administrative expense	8,119	8,435	13,261	11,223
Adjusted Hotel EBITDA	$35,427	$94,814	$105,423	$84,609

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2020	2020	2020	2020
Net income (loss)	$(2,769)	$(78,243)	$(40,948)	$(51,247)
Depreciation and amortization	49,522	49,897	50,171	50,196
Amortization of favorable and unfavorable operating leases, net	101	101	103	137
Interest and other expense, net	15,566	18,386	18,531	18,352
Income tax expense	146	58	61	67
EBITDA	62,566	(9,801)	27,918	17,505
(Gain) loss on sale of real estate	(8,839)	54	-	(2,069)
Loss on impairment of depreciable real estate assets	-	4,382	-	715
EBITDAre	53,727	(5,365)	27,918	16,151
Non-cash straight-line operating ground lease expense	47	44	44	45
Adjusted EBITDAre	53,774	(5,321)	27,962	16,196
General and administrative expense	9,523	6,025	6,726	7,100
Adjusted Hotel EBITDA	$63,297	$704	$34,688	$23,296

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2019	2019	2019	2019
Net income	$38,151	$62,090	$46,223	$25,453
Depreciation and amortization	47,950	48,109	47,887	49,294
Amortization of favorable and unfavorable operating leases, net	31	31	31	31
Interest and other expense, net	15,494	15,857	14,759	15,081
Income tax expense	206	156	143	174
EBITDA	101,832	126,243	109,043	90,033
(Gain) loss on sale of real estate	(1,213)	161	-	(3,969)
Loss on impairment of depreciable real estate assets	-	-	6,467	-
EBITDAre	100,619	126,404	115,510	86,064
Non-cash straight-line operating ground lease expense	48	47	47	46
Adjusted EBITDAre	100,667	126,451	115,557	86,110
General and administrative expense	8,137	8,308	9,039	10,726
Adjusted Hotel EBITDA	$108,804	$134,759	$124,596	$96,836

Hotels Owned

As of December 31, 2021, the Company owned 219 hotels with an aggregate of 28,747 rooms located in 36 states. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. Refer to Part I, Item 2, of this Annual Report on Form 10-K for tables summarizing the number of hotels and rooms by state, and summarizing the location, brand, manager, date acquired or completed and number of rooms for each of the 219 hotels the Company owned as of December 31, 2021.

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. See Note 6, titled “Related Parties” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning the Company’s related party transactions.

Liquidity and Capital Resources

Capital Resources

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its revolving credit facility. Over the long term, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties (such as the sale of 23 hotels in 2021 for proceeds of approximately $234.6 million discussed above in “Recent Hotel Portfolio Activities”) and offerings of the Company’s common shares, including pursuant to the ATM Program (as defined below).

As of December 31, 2021, the Company had approximately $1.4 billion of total outstanding debt consisting of $498.0 million of mortgage debt and $946.0 million outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of December 31, 2021, the Company had available corporate cash on hand of approximately $3.3 million as well as unused borrowing capacity under its $425 million revolving credit facility of approximately $349.0 million. In the near term, the impact of COVID-19 on the global economy, including any sustained decline in the Company’s performance, may make it more difficult or costly for the Company to raise debt or equity capital to fund long-term liquidity requirements. The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding its investing and financing activities including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company, that applied during such testing suspension period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into further amendments to each of the unsecured credit facilities to extend the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio was suspended until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elected an earlier date). The amendment provided for continued restrictions on the Company’s ability to make cash distributions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status.

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

The Company’s annualized results for the nine months ended December 31, 2021 met the financial maintenance covenants based on the thresholds stipulated for the third fiscal quarter tested upon exiting the Extended Covenant Waiver Period as described in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit.

See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2021.

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

In connection with the shelf registration statement, on August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). As of December 31, 2021, the Company had sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its revolving credit facility and used the corresponding increased availability under the revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of December 31, 2021, approximately $224.0 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of these shares to continue to pay down borrowings under its revolving credit facility (if any). The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Capital Uses

The Company anticipates that cash flow from operations, availability under its credit facilities, additional borrowings and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including debt service, hotel acquisitions, hotel renovations, share repurchases, and required distributions to shareholders.

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. As discussed in Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, during the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. Beginning in March 2021, the Board of Directors declared distributions of $0.01 per common share in the last month of each quarter and the distributions were paid out each following month. In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. As a result, upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions on distributions that were applicable during the Extended Covenant Waiver Period. Distributions paid for the years ended December 31, 2021, 2020 and 2019 were $0.03, $0.30 and $1.20 per common share, respectively, for a total of approximately $6.8 million, $67.4 million and $268.7 million, respectively. The quarterly distribution declared in December 2021 totaled $2.3 million and was paid on January 18, 2022.

On February 22, 2022, the Company announced that its Board of Directors has reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share for the month of March, payable on March 15, 2022. While the Company currently expects monthly distributions to continue, each distribution is subject to approval by the Board of Directors. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations as well as the timing and level of distributions in relation to the Company’s other cash requirements or in order to maintain its REIT status for federal income tax purposes. As of December 31, 2021, the Company had a net loss carryforward for federal income tax purposes of approximately $35.8 million which may be applied to future taxable earnings subject to limitations imposed by the Code, which will reduce the amount of distributions necessary to maintain the Company’s REIT status.

Share Repurchases

In May 2021, the Company’s Board of Directors approved an extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier or extended. No common shares were repurchased in 2021. During 2020 and 2019, the Company purchased, under its Share Repurchase Program, approximately 1.5 million and 0.3 million of its common shares, respectively, at a weighted-average market purchase price of approximately $9.42 and $14.92 per common share, respectively, for an aggregate purchase price, including commissions, of approximately $14.3 million and $4.3 million, respectively. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Exchange Act. Past repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company has ongoing capital commitments to fund its capital improvements. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2021, the Company held approximately $29.3 million in reserve related to these properties. During 2021, the Company invested approximately $25.8 million in capital expenditures and anticipates spending approximately $55 to $65 million during 2022, which includes various renovation projects for approximately 20 to 25 properties. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

The Company has approximately $287.1 million of principal and interest payments due on its debt over the next 12 months. Included in this total is $76.0 million due on the Company’s revolving credit facility, which matures on July 27, 2022, but the facility can be extended up to one year, subject to certain conditions including covenant compliance and additional fees. The Company presently has the intent and ability to exercise this extension. Also included is approximately $155.7 million of mortgage loans maturing in the second half of 2022, which the Company plans to pay off using borrowings under its revolving credit facility and/or new financing. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for more detail regarding future maturities of the Company’s debt instruments as of December 31, 2021.

Hotel Purchase Contract Commitments

As of December 31, 2021, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel currently under development for a total expected purchase price of approximately $78.6 million. The hotel is expected to be completed as a 260-room Embassy Suites and opened for business in early 2024, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel.

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2021, the Company had 14 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately two to 97 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years. As of December 31, 2021, the Company has total remaining minimum lease payments of $296.8 million, including $6.7 million due in the next year. Refer to Note 10, titled “Lease Commitments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K for additional details.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 6, titled “Related Parties” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under the cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies.

Management and Franchise Agreements

Each of the Company’s 219 hotels owned as of December 31, 2021 is operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with the applicable franchisor. See Note 9, titled “Management and Franchise Agreements” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information pertaining to the management and franchise agreements, including a listing of the Company’s hotel management companies.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes it has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry has been historically seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns were disrupted in 2020 and 2021, although the Company experienced some seasonal decrease in demand in the first and fourth quarter of each year. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

Critical Accounting Policies and Estimates

The following contains a discussion of what the Company believes to be its critical accounting policies and estimates. These items should be read to gain a further understanding of the principles and estimates used to prepare the Company’s financial statements. These principles and estimates include application of judgment; therefore, changes in judgments may have a material impact on the Company’s reported results of operations and financial condition.

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature, including comparable land sales as well as industry and Company data regarding building and furniture, fixture and equipment costs, including adjustments for estimated depreciation based on the age of the property acquired and time since its most recent renovation. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled eight properties for a combined purchase price of $361.5 million for the year ended December 31, 2021 and four properties for a combined purchase price of $111.3 million for the year ended December 31, 2020.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. Given the disruption in 2020 and 2021 caused by COVID-19, the Company has performed over the last two years an annual recoverability analysis by comparing each property’s net book value to its estimated operating income based on assumptions and estimates about the property's future revenues, expenses and capital expenditures after recovery from disruption resulting from COVID-19 and other disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of five properties recorded in 2021, one property recorded in 2020 and one property recorded in 2019 totaling approximately $10.8 million, $5.1 million and $6.5 million, respectively, as discussed herein in Note 3, titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1, titled “Organization and Summary of Significant Accounting Policies” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for information on the anticipated adoption of recently issued accounting standards.

Subsequent Events

On January 18, 2022, the Company paid approximately $2.3 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

On February 22, 2022, the Company declared a monthly cash distribution of $0.05 per common share for the month of March 2022. The distribution is payable on March 15, 2022, to shareholders of record as of March 4, 2022.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its revolving credit facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of December 31, 2021, after giving effect to interest rate swaps, as described below, approximately $126.0 million, or approximately 9% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2021, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $0.1 million (subject to the LIBOR floor as discussed in Note 4 titled “Debt” in the Company’s Consolidated Financial Statements and Notes thereto in Part II, Item 8 in this Annual Report on Form 10-K), all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2021, the Company’s variable-rate debt consisted of its credit facilities, including borrowings outstanding under its $425 million revolving credit facility and $820 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2021, the Company had 13 interest rate swap agreements that effectively fix the interest payments on approximately $770.0 million of the Company’s variable-rate debt outstanding with maturity dates ranging from August 2022 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s interest rate swaps as of December 31, 2021.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as one $50 million fixed-rate senior notes facility. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its credit facilities at December 31, 2021. All dollar amounts are in thousands.

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$241,831	$296,213	$338,597	$245,140	$74,649	$247,616	$1,444,046	$1,409,689
Average interest rates (1)	3.3%	3.4%	3.7%	3.9%	3.8%	3.7%

Variable-rate debt:
Maturities	$76,000	$250,000	$310,000	$175,000	$-	$85,000	$896,000	$869,618
Average interest rates (1)	3.0%	3.2%	3.6%	4.1%	4.2%	3.7%

Fixed-rate debt:
Maturities	$165,831	$46,213	$28,597	$70,140	$74,649	$162,616	$548,046	$540,071
Average interest rates	4.0%	3.9%	3.9%	3.8%	3.7%	3.7%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting

February 22, 2022

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apple Hospitality REIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(2) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Investments in Real Estate – Indicators of impairment

Description of the Matter

As of December 31, 2021, the Company had investments in real estate, net of accumulated depreciation and amortization of $4.7 billion. As more fully described in Notes 1 and 3 to the consolidated financial statements, the Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amounts. Many indicators of impairment, such as a change in the intended holding period of the property, are subjective and the Company also prepares an annual recoverability analysis assuming estimated cash flows for each of its properties to assist with its evaluation of impairment indicators.

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

Richmond, Virginia

February 22, 2022

Apple Hospitality REIT , Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2021	2020

Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,311,262 and $1,235,698, respectively	$4,677,185	$4,732,896
Assets held for sale	-	5,316
Cash and cash equivalents	3,282	5,556
Restricted cash-furniture, fixtures and other escrows	36,667	28,812
Due from third party managers, net	40,052	22,137
Other assets, net	33,341	35,042
Total Assets	$4,790,527	$4,829,759

Liabilities
Debt, net	$1,438,758	$1,482,571
Finance lease liabilities	111,776	219,981
Accounts payable and other liabilities	92,672	97,860
Total Liabilities	1,643,206	1,800,412

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,255,642 and 223,212,346 shares, respectively	4,569,352	4,488,419
Accumulated other comprehensive loss	(15,508)	(42,802)
Distributions greater than net income	(1,406,523)	(1,416,270)
Total Shareholders' Equity	3,147,321	3,029,347

Total Liabilities and Shareholders' Equity	$4,790,527	$4,829,759

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Room	$871,436	$560,485	$1,167,203
Food and beverage	22,018	16,719	59,815
Other	40,415	24,675	39,579
Total revenue	933,869	601,879	1,266,597

Expenses:
Hotel operating expense:
Operating	216,644	156,099	312,449
Hotel administrative	85,066	68,473	103,895
Sales and marketing	79,834	61,003	116,089
Utilities	40,635	33,412	40,598
Repair and maintenance	47,660	37,087	52,695
Franchise fees	40,949	26,387	54,862
Management fees	31,390	19,817	43,828
Total hotel operating expense	542,178	402,278	724,416
Property taxes, insurance and other	71,980	78,238	77,498
General and administrative	41,038	29,374	36,210
Loss on impairment of depreciable real estate assets	10,754	5,097	6,467
Depreciation and amortization	184,471	199,786	193,240
Total expense	850,421	714,773	1,037,831

Gain on sale of real estate	3,596	10,854	5,021

Operating income (loss)	87,044	(102,040)	233,787

Interest and other expense, net	(67,748)	(70,835)	(61,191)

Income (loss) before income taxes	19,296	(172,875)	172,596

Income tax expense	(468)	(332)	(679)

Net income (loss)	$18,828	$(173,207)	$171,917

Other comprehensive income (loss):
Interest rate derivatives	27,294	(38,104)	(14,704)

Comprehensive income (loss)	$46,122	$(211,311)	$157,213

Basic and diluted net income (loss) per common share	$0.08	$(0.77)	$0.77

Weighted average common shares outstanding - basic and diluted	226,361	223,544	223,910

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands, except per share data)

			Accumulated
	Common Stock		Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2018	223,997	$4,495,073	$10,006	$(1,096,069)	$3,409,010
Cumulative effect of the adoption of ASU 2016-02 related to leases	-	-	-	(5,201)	(5,201)
Share based compensation, net	156	3,025	-	-	3,025
Common shares repurchased	(290)	(4,335)	-	-	(4,335)
Interest rate derivatives	-	-	(14,704)	-	(14,704)
Net income	-	-	-	171,917	171,917
Distributions declared to shareholders ($1.20 per share)	-	-	-	(268,699)	(268,699)
Balance at December 31, 2019	223,863	4,493,763	(4,698)	(1,198,052)	3,291,013
Share based compensation, net	870	9,368	-	-	9,368
Equity issuance costs	-	(376)	-	-	(376)
Common shares repurchased	(1,521)	(14,336)	-	-	(14,336)
Interest rate derivatives	-	-	(38,104)	-	(38,104)
Net loss	-	-	-	(173,207)	(173,207)
Distributions declared to shareholders ($0.20 per share)	-	-	-	(45,011)	(45,011)
Balance at December 31, 2020	223,212	4,488,419	(42,802)	(1,416,270)	3,029,347
Share based compensation, net	367	5,933	-	-	5,933
Issuance of common shares, net	4,677	75,000	-	-	75,000
Interest rate derivatives	-	-	27,294	-	27,294
Net income	-	-	-	18,828	18,828
Distributions declared to shareholders ($0.04 per share)	-	-	-	(9,081)	(9,081)
Balance at December 31, 2021	228,256	$4,569,352	$(15,508)	$(1,406,523)	$3,147,321

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December, 31
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$18,828	$(173,207)	$171,917
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	184,471	199,786	193,240
Loss on impairment of depreciable real estate assets	10,754	5,097	6,467
Gain on sale of real estate	(3,596)	(10,854)	(5,021)
Other non-cash expenses, net	10,284	8,859	4,520
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	(18,113)	4,795	2,221
Decrease (increase) in other assets, net	846	(580)	(821)
Increase (decrease) in accounts payable and other liabilities	14,088	(7,168)	9,151
Net cash provided by operating activities	217,562	26,728	381,674

Cash flows from investing activities:
Acquisition of hotel properties, net	(362,486)	(88,677)	(59,424)
Refunds (payments) for potential acquisitions, net	(893)	476	(1,229)
Capital improvements	(18,312)	(48,559)	(74,896)
Net proceeds from sale of real estate	231,008	54,499	121,225
Net cash used in investing activities	(150,683)	(82,261)	(14,324)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	75,000	(377)	-
Repurchases of common shares	-	(14,336)	(4,335)
Repurchases of common shares to satisfy employee withholding requirements	(3,345)	(2,532)	(577)
Distributions paid to common shareholders	(6,797)	(67,378)	(268,672)
Net proceeds from (payments on) revolving credit facility	(29,800)	54,900	(217,900)
Proceeds from term loans and senior notes	-	50,000	160,000
Proceeds from mortgage debt and other loans	-	81,520	-
Payments of mortgage debt and other loans	(70,724)	(44,268)	(33,806)
Payments of finance lease settlement	(24,045)	-	-
Financing costs	(1,587)	(2,289)	(1,031)
Net cash provided by (used in) financing activities	(61,298)	55,240	(366,321)

Net change in cash, cash equivalents and restricted cash	5,581	(293)	1,029

Cash, cash equivalents and restricted cash, beginning of period	34,368	34,661	33,632

Cash, cash equivalents and restricted cash, end of period	$39,949	$34,368	$34,661

Supplemental cash flow information:
Interest paid	$63,149	$63,531	$59,877
Income taxes paid	$637	$980	$790

Supplemental disclosure of noncash investing and financing activities:
Notes payable originated from acquisitions	$56,000	$20,551	$-
Accrued distribution to common shareholders	$2,281	$-	$22,386

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$5,556	$-	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	28,812	34,661	33,632
Cash, cash equivalents and restricted cash, beginning of period	$34,368	$34,661	$33,632

Cash and cash equivalents, end of period	$3,282	$5,556	$-
Restricted cash-furniture, fixtures and other escrows, end of period	36,667	28,812	34,661
Cash, cash equivalents and restricted cash, end of period	$39,949	$34,368	$34,661

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2021, the Company owned 219 hotels with an aggregate of 28,747 rooms located in 36 states. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation and Amortization listed in the Index at Item 15 has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

The Company has elected to be treated as a REIT for federal income tax purposes. The Company has a wholly-owned taxable REIT subsidiary (or subsidiaries thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

Coronavirus COVID-19 Pandemic

As a result of the current coronavirus COVID-19 pandemic (“COVID-19”) and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, the Company’s hotels have experienced significant declines in occupancy, which have had and are expected to continue to have a significant negative effect on the Company’s revenue and operating results. While occupancy has recovered significantly during 2021, there remains significant uncertainty as to when operations at the hotels will return to pre-pandemic levels.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. Given the disruption in 2020 and 2021 caused by COVID-19, the Company has performed over the last two years an annual recoverability analysis by comparing each property's net book value to its estimated operating income based on assumptions and estimates about the property's future revenues, expenses and capital expenditures after recovery from disruption resulting from COVID-19 and other disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have not identified any impairment losses other than the losses on impairment of five properties recorded in 2021, one property recorded in 2020 and one property recorded in 2019 totaling approximately $10.8 million, $5.1 million and $6.5 million, respectively, as discussed in Note 3.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2021, the Company did not have any assets classified as held for sale. As of December 31, 2020, the Company had one hotel classified as held for sale, which was sold to an unrelated party in February 2021, discussed further in Note 3.

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

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the carrying value (basis) of the investment in properties and estimated useful lives used to compute depreciation, straight-line operating ground lease expense, amortization of favorable and unfavorable leases, amortization and interest expense versus lease payments related to finance ground leases, loss on impairment of depreciable real estate assets and gain (loss) on sale of real estate assets. The characterization of 2021 declared distributions of $0.04 per share for tax purposes was 100% ordinary income, 2020 paid distributions of $0.30 per share for tax purposes was 100% return of capital and 2019 paid distributions of $1.20 per share for tax purposes was 78% ordinary income and 22% return of capital. The Company utilized a portion of its net loss carryforward to reduce its taxable net income for the year ended December 31, 2021. The total net loss carryforward for federal income tax purposes was approximately $35.8 million as of December 31, 2021, and $67.0 million as of December 31, 2020, and will not expire but is subject to limitations as imposed by the Code for REITs. No provision for U.S. Federal income taxes has been included in the Company’s financial statements for the years ended December 31, 2021 and 2020 related to its REIT activities.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. Due to historical cumulative operating losses, the taxable REIT subsidiary did not incur federal income tax for the three years ended December 31, 2021 and recorded a valuation allowance against the entire deferred asset for all periods presented. The total net operating loss carry forward for federal income tax purposes was approximately $95 million as of December 31, 2021, $140 million as of December 31, 2020 and $101 million as of December 31, 2019. The net operating losses expire beginning in 2028. There are no material differences between the book and tax cost basis of the Company’s assets and liabilities, except for the carrying value (basis) of the investment in properties. The Company’s income tax expense as shown in the consolidated statements of operations primarily includes franchise and income taxes at the state jurisdiction level, which do not have any associated material deferred taxes.

The Company has and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the exchange of like-kind property to defer taxable gains on the sale of real estate properties (“1031 Exchange”).

As of December 31, 2021, the tax years that remain subject to examination by major tax jurisdictions generally include 2018-2021.

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

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s consolidated financial statements and related disclosures as of December 31, 2021. The provisions of these updates will generally affect the Company by allowing, among other things, the following:

•

Modifications of the Company’s unsecured credit facilities (as defined below) to replace the London Interbank Offered Rate (“LIBOR”) with a substitute index to be accounted for as a non-substantial modification and not be considered a debt extinguishment.

•

Changes to the floating interest rate index used in the Company’s interest rate swaps to not be considered a change to the critical terms of the hedge and therefore not requiring a dedesignation of the hedging relationship.

The Company’s unsecured credit facilities and interest rate swap agreements have provisions in place regarding the selection of replacement reference rates upon the discontinuance of LIBOR, but the Company anticipates that it may enter into amendments to clarify the replacement reference rate in the future.

Accounting Standards Recently Issued

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (Topics 260, 470, 718 and 815), which provides updated guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The provisions of this update are effective for annual and interim periods beginning after December 15, 2021. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) to increase the transparency of government assistance disclosures including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The provisions of this update are effective for annual and interim periods beginning after December 15, 2021. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Land	$794,899	$725,512
Building and Improvements	4,584,829	4,525,850
Furniture, Fixtures and Equipment	488,773	499,865
Finance Ground Lease Assets	102,084	203,617
Franchise Fees	17,862	13,750
	5,988,447	5,968,594
Less Accumulated Depreciation and Amortization	(1,311,262)	(1,235,698)
Investment in Real Estate, net	$4,677,185	$4,732,896

As of December 31, 2021, the Company owned 219 hotels with an aggregate of 28,747 rooms located in 36 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

2021 and 2020 Acquisitions

During 2021 the Company acquired eight hotels. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176	$49,599
Portland	ME	AC Hotels	Crestline	8/20/2021	178	66,750
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130	30,000
Portland	ME	Aloft	Crestline	9/10/2021	157	51,150
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150	38,000
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157	29,500
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112	21,500
Portland	OR	Hampton	Raymond	11/17/2021	243	75,000
					1,303	$361,499

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

The Company funded the purchase of the Cape Canaveral, Florida hotels by utilizing $25.0 million of its available cash and entering into a one-year note payable with the developer secured by the hotels for $21.7 million. The note payable bore interest, which was payable monthly, at a floating annual rate equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”) plus a margin of 2.0% for the first six months of the loan term and 3.0% for the second six months of the loan term. In July 2020, the principal amount of the note was reduced by approximately $1.1 million representing a credit from the developer for shared construction savings, and the note was repaid in full on April 12, 2021. The Company used borrowings under its revolving credit facility to purchase the Tempe, Arizona hotels in 2020 and the Madison, Wisconsin and Memphis, Tennessee hotels in 2021. The Company used available cash to purchase the Portland, Maine and Greenville, South Carolina hotels in 2021. The Company used a mix of available cash and borrowings under its revolving credit facility to purchase the Fort Worth, Texas and Portland, Oregon hotels in 2021. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the eight hotels acquired during 2021, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2021 was approximately $16.0 million and $2.1 million, respectively. For the four hotels acquired during 2020, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2020 was approximately $3.5 million and $(1.5) million, respectively.

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

Note 3

Dispositions

2021 Dispositions

During the year ended December 31, 2021, the Company sold 23 hotels in four separate transactions with unrelated parties for a total combined gross sales price of approximately $234.6 million, resulting in a combined net gain on sale, after giving effect to impairment charges of approximately $3.6 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2021. The 23 hotels had a total carrying value of approximately $227.2 million at the time of the sale. The following table lists the 23 hotels sold:

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

A portion of the proceeds from the sale of 20 hotels on July 22, 2021 were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of approximately $23.6 million. The properties acquired for the 1031 Exchange were the fee interest in the land at the Seattle, Washington Residence Inn and the AC Hotel in Portland, Maine previously discussed in Note 2 titled “Investment in Real Estate.”

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $(6.6) million, $(7.9) million and $15.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, relating to the results of operations of the 37 hotels noted above (the 23 hotels sold in 2021, the three hotels sold in 2020, and the 11 hotels sold in 2019) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2021, as applicable. The net proceeds from the sales were used to pay down borrowings under the Company’s revolving credit facility and general corporate purposes, including acquisitions of hotel properties.

 Loss on Impairment of Depreciable Real Estate Assets

During the years ended December 31, 2021, 2020 and 2019, the Company recorded impairment losses totaling approximately $10.8 million, $5.1 million and $6.5 million.

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

In 2020, the Company entered into two purchase contracts with unrelated parties for the sale of its 140-room Memphis, Tennessee Homewood Suites, the first of which was terminated October 2020 and the second of which was signed in November 2020. As a result, the Company recognized impairment losses totaling approximately $5.1 million in 2020, representing the difference between the carrying values of the hotel and the contracted sales prices, net of estimated selling costs, which are Level 1 inputs under the fair value hierarchy. The Company completed the sale of the hotel in March 2021.

During the third quarter of 2019, the Company identified the Winston-Salem, North Carolina Courtyard for potential sale and, in August 2019, entered into a purchase contract with an unrelated party (which was subsequently amended) for the sale of the hotel for a gross sales price of approximately $6.7 million. As a result, the Company recognized an impairment loss of approximately $6.5 million in the third quarter of 2019, to adjust the carrying value of the hotel to its estimated fair value less costs to sell, which was based on the contracted sales price, a Level 1 input under the fair value hierarchy. The Company completed the sale of the hotel in December 2019.

Note 4

Debt

Summary

As of December 31, 2021 and 2020, the Company’s debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Revolving credit facility	$76,000	$105,800
Term loans and senior notes, net	865,189	864,225
Mortgage debt, net	497,569	512,546
Debt, net	$1,438,758	$1,482,571

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2021 (including the revolving credit facility, term loans and mortgage debt), for the five years subsequent to December 31, 2021 and thereafter are as follows (in thousands):

2022	$241,831
2023	296,213
2024	338,597
2025	245,140
2026	74,649
Thereafter	247,616
1,444,046
Unamortized fair value adjustment of assumed debt	1,010
Unamortized debt issuance costs	(6,298)
Total	$1,438,758

The Company uses interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at December 31, 2021 and 2020, is set forth below. All dollar amounts are in thousands.

	December 31, 2021	Percentage	December 31, 2020	Percentage
Fixed-rate debt (1)	$1,318,046	91%	$1,287,219	86%
Variable-rate debt	126,000	9%	201,351	14%
Total	$1,444,046		$1,488,570
Weighted-average interest rate of debt	3.38%		3.86%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$850 Million Credit Facility

The Company utilizes an unsecured “$850 million credit facility” comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the “Revolving Credit Facility”) and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded in July 2018 (the “$425 million term loan facility”). Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year if certain criteria are met at the time of extension. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of December 31, 2021, the Company had availability of $349.0 million under the revolving credit facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $425 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

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

2019 $85 Million Term Loan Facility

On December 31, 2019, the Company entered into an unsecured $85 million term loan facility with a maturity date of December 31, 2029, consisting of one term loan funded at closing (the “2019 $85 million term loan facility”). Net proceeds from the 2019 $85 million term loan facility were used to pay down borrowings under the Company’s revolving credit facility. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, subject to certain conditions. Interest payments on the 2019 $85 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.70% to 2.55%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

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

As of December 31, 2021 and 2020, the details of the Company’s credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate (1)	Maturity Date	December 31, 2021	December 31, 2020
Revolving credit facility (2)	LIBOR + 1.40% - 2.25%	7/27/2022 (4)	$76,000	$105,800

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	50,000
Term loans and senior notes at stated value			870,000	870,000
Unamortized debt issuance costs			(4,811)	(5,775)
Term loans and senior notes, net			865,189	864,225

Credit facilities, net (2)			$941,189	$970,025
Weighted-average interest rate (3)			2.97%	3.64%

(1)

Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period (defined below) from March 1, 2021 through July 28, 2021.

(2)

Excludes unamortized debt issuance costs related to the revolving credit facility totaling approximately $1.0 million and $2.1 million as of December 31, 2021 and 2020, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(3)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $770.0 million and $745.0 million of the outstanding variable-rate debt as of December 31, 2021 and 2020, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at December 31, 2021 and 2020 was 0.10% and 0.14%, respectively.

(4)

Subject to certain conditions including covenant compliance and additional fees, the $425 million revolving credit facility maturity date may be extended up to one year, to July 27, 2023, if certain criteria are met at the time of extension.

Credit Facilities Covenants and Amendments

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants, restrictions on certain investments and events of default. The credit agreements contain the following financial and restrictive covenants:

●	A ratio of Consolidated Total Indebtedness to Consolidated EBITDA (“Maximum Consolidated Leverage Ratio”) of not more than 6.50 to 1.00 (subject to a higher amount in certain circumstances);
●	A ratio of Consolidated Secured Indebtedness to Consolidated Total Assets of not more than 45%;
●

A minimum Consolidated Tangible Net Worth of approximately $3.2 billion plus an amount equal to 75% of the Net Cash Proceeds from issuances and sales of Equity Interests occurring after the Closing Date, July 27, 2018, subject to adjustment;

●	A ratio of Adjusted Consolidated EBITDA to Consolidated Fixed Charges ("Maximum Fixed Charge Coverage Ratio") of not less than 1.50 to 1.00 for the trailing four full quarters;

●

A ratio of Unencumbered Adjusted NOI to Consolidated Implied Interest Expense for Consolidated Unsecured Indebtedness ("Maximum Unsecured Interest Coverage Ratio") of not less than 2.00 to 1.00 for the trailing four full quarters;

●	A ratio of Consolidated Unsecured Indebtedness to Unencumbered Asset Value of not more than 60% (subject to a higher level in certain circumstances); and
●	A ratio of Consolidated Secured Recourse Indebtedness to Consolidated Total Assets of not more than 10%.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding the Company’s investing and financing activities that were applicable during a specified waiver period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders, except for the payment of cash distributions to the extent required to maintain REIT status, capital expenditures and use of proceeds from the sale of property or common shares of the Company, that applied during such testing suspension period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into further amendments to each of the unsecured credit facilities (the “March 2021 amendments”) to extend the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio was suspended until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elected an earlier date). The amendment provided for continued restrictions on the Company’s ability to make cash distributions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status.

In addition to the modifications and restrictions imposed during the Extended Covenant Waiver Period, the amendments modified the calculation of the existing financial covenants for the first three quarterly calculations subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts based on the period beginning with the first fiscal quarter upon exiting the Extended Covenant Waiver Period through the most recently ended fiscal quarter, and provided for an increase in the LIBOR floor under the revolving credit facility from 0 to 25 basis points for Eurodollar Rate Loans (as defined in the credit agreements) and established a Base Rate (as defined in the credit agreements) floor of 1.25% on the revolving credit facility.

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

As of December 31, 2021, the Company met the applicable financial maintenance covenants based on the annualized results of the nine months ended December 31, 2021 at the levels required for the third fiscal quarter tested upon exiting the

Extended Covenant Waiver Period. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has been elected to exit.

Mortgage Debt

As of December 31, 2021, the Company had approximately $498.0 million in outstanding mortgage debt secured by 28 properties with maturity dates ranging from August 2022 to May 2038, stated interest rates ranging from 3.40% to 5.00% and effective interest rates ranging from 3.40% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. As a result of the effects of the COVID-19 pandemic on certain hotels, the associated lenders granted temporary deferrals of principal and interest payments during 2020, however, all payments resumed as of December 31, 2020. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2021 and 2020 for each of the Company’s debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2021	Outstanding balance as of December 31, 2020
Cape Canaveral, FL	Hampton	(2)	4/30/2020	(3)	$10,852	$-	$10,275
Cape Canaveral, FL	Home2 Suites	(2)	4/30/2020	(3)	10,852	-	10,275
Colorado Springs, CO	Hampton	6.25%	9/1/2016	(4)	7,923	-	7,317
Franklin, TN	Courtyard	6.25%	9/1/2016	(4)	14,679	-	13,563
Franklin, TN	Residence Inn	6.25%	9/1/2016	(4)	14,679	-	13,563
Seattle, WA	(5)	4.00%	8/16/2021	8/16/2022	56,000	56,000	-
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	11,810	9,075	9,434
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650	9,720	10,105
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022	5,732	4,550	4,729
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022	12,145	9,640	10,018
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022	15,060	11,954	12,422
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022	28,269	22,412	23,294
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230	17,959	18,660
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022	8,750	6,903	7,179
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022	9,431	7,440	7,737
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,473	6,742
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	5,141	5,354
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	14,456	15,061
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	13,000	13,537
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	21,981	22,766
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,320	8,605
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	29,415	30,387
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,318	12,605
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,682	20,460	20,936
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	21,680	22,146
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	22,098	23,315
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	22,019	23,232
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	16,392	17,295
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	25,845	27,078
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	14,098	14,770
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,447	14,739
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,447	14,739
Portland, ME	Residence Inn	3.43%	3/2/2020	4/1/2030	33,500	33,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	26,303	27,392
					$631,096	498,046	512,770
Unamortized fair value adjustment of assumed debt						1,010	1,624
Unamortized debt issuance costs						(1,487)	(1,848)
Total						$497,569	$512,546

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

The total fair value, net premium adjustment for all of the Company’s debt assumptions is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.6 million, $0.9 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $4.2 million, $3.8 million and $2.8 million for the three years ended December 31, 2021, 2020 and 2019.

The Company’s interest expense in 2021, 2020 and 2019 is net of interest capitalized in conjunction with hotel renovations totaling approximately $0.3 million, $0.9 million and $1.3 million, respectively.

Note 5

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2021, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. As of December 31, 2020, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2021 and 2020. All dollar amounts are in thousands.

Notional					Fair Value Asset (Liability)
Amount at December 31, 2021	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	December 31, 2021	December 31, 2020
Interest rate swaps designated as cash flow hedges at December 31, 2021:
$100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	$(955)	$(2,681)
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	(1,902)	(4,639)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	(268)	(636)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(3,123)	(5,911)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	(894)	(2,593)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	(457)	(2,036)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	(455)	(2,049)
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	(3,277)	(8,677)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(1,442)	(2,801)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(1,965)	(3,967)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	(458)	(3,294)
75,000	7/31/2020	8/18/2020	8/18/2022	0.13%	79	14
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	(391)	(3,415)
770,000					(15,508)	(42,685)

Interest rate swaps matured prior to December 31, 2021:
50,000	4/7/2016	9/30/2016	3/31/2021	1.09%	-	(117)
					$(15,508)	$(42,802)

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of December 31, 2021, all 13 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive loss, a component of shareholder’s equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive loss will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $9.0 million of net unrealized losses included in accumulated other comprehensive loss at December 31, 2021 will be reclassified as an increase to interest and other expense, net within the next 12 months.

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	2021	2020	2019
Interest rate derivatives in cash flow hedging relationships	$15,904	$(45,850)	$(11,035)

	Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	2021	2020	2019
Interest rate derivatives in cash flow hedging relationships	$(11,390)	$(7,746)	$3,669

Note 6

Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years in the period ended December 31, 2021.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the years ended December 31, 2021, 2020 and 2019 totaled approximately $0.8 million, $1.2 million and $1.3 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2021 and 2020, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million in each respective year and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third-party rates, which leasing activity was not significant during the reporting periods. The Company also utilizes aircraft, owned through an entity owned by the Company’s Executive Chairman, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during 2021, 2020 and 2019 were less than $0.1 million in each respective year and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 7

Shareholders’ Equity

Distributions

Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. Prior to the suspension of its distributions, the Company’s annual distribution rate, payable monthly, was $1.20 per common share. Beginning in March 2021, the Board of Directors declared distributions of $0.01 per common share in the last month of each quarter and the distributions were paid out each following month. For the three years ended December 31, 2021, 2020 and 2019, the Company paid distributions of $0.03, $0.30 and $1.20 per common share for a total of approximately $6.8 million, $67.4 million and $268.7 million, respectively. The quarterly distribution of $0.01 per common share declared in December 2021 totaled $2.3 million and was paid on January 18, 2022. This accrued distribution was included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2021. During the Extended Covenant Waiver Period, the Company was subject to the restrictions on distributions under its credit facilities as discussed in Note 4 titled “Debt.”

Issuance of Shares

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). As of December 31, 2021, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its revolving credit facility and used the corresponding increased availability under the revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of December 31, 2021, approximately $224.0 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of these shares to continue to pay down borrowings under its revolving credit facility (if any). The Company plans to use the corresponding increased availability under the revolving credit facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2021, the Company’s Board of Directors approved a one year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier or extended. No common shares were repurchased in 2021. During 2020 and 2019, the Company purchased under its Share Repurchase Program approximately 1.5 million and 0.3 million of its common shares at a weighted-average market purchase price of approximately$9.42 and $14.92 per common share for an aggregate purchase price, including commissions, of approximately$14.3 million and $4.3 million, respectively. The shares were repurchased under a written trading plan that provided for share repurchases in open market transactions and was intended to comply with Rule 10b5-1 under the Exchange Act. Past repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon the prevailing market conditions, regulatory requirements and other factors.

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

Note 8

Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan. The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million. As of December 31, 2021, there were approximately 7.7 million common shares available for issuance under the Omnibus Plan.

Each year, the Company establishes an incentive plan for its executive management team, which is approved by the Compensation Committee. Under the incentive plan for 2021 (the “2021 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2021 performance measures, consisting of operational performance goals and shareholder return metrics (including shareholder return relative to a peer group and total shareholder return, over one-year, two-year and three-year periods). With respect to the operational performance goals, for the period of January 1 – June 30, 2021, goals included portfolio occupancy growth, expense management, successful negotiation of amendments to each of the Company’s unsecured credit facilities and effective allocation of capital to drive incremental returns, with no specific target or weighting assigned to each goal. Operational performance goals for the period of July 1 – December 31, 2021, included goals regarding top line growth, bottom line growth, capital allocation and balance sheet metrics, with no specific target or weighting assigned to each goal. The operational performance goals account for 50% of the total target incentive compensation. The shareholder return metrics are weighted 75% for relative shareholder return metrics and 25% for total shareholder return metrics, and account for 50% of the total target incentive compensation. As of December 31, 2021, the range of potential aggregate payouts under the 2021 Incentive Plan was $0 - $22.4 million. Based on performance during 2021, the Company has accrued approximately $18.5 million as a liability for executive incentive compensation payments under the 2021 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2021 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2021. Additionally, approximately $2.5 million, which is subject to vesting on December 9, 2022, will be recognized proportionally throughout 2022. Approximately 25% of target awards under the 2021 Incentive Plan will be paid in cash, and 75% will be issued in common shares under the Company’s Omnibus Plan. The portion of awards under the 2021 Incentive Plan payable in common shares will be issued under the Company’s Omnibus Plan during the first quarter of 2022, approximately two-thirds of which will be unrestricted and one-third of which will be restricted and is subject to vesting on December 9, 2022.

Under the incentive plan for 2020 (the “2020 Incentive Plan”), the Company accrued approximately $6.1 million including $5.9 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2020 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020. Under the incentive plan for 2019 (the “2019 Incentive Plan”), the Company accrued approximately $10.6 million, including $7.5 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2019.

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

In connection with the resignation in December 2019 of Ms. Rachael Rothman, the Company’s former Executive Vice President and Chief Financial Officer, the Company entered into a separation and general release agreement, pursuant to which the Company accrued in 2019 for a one-time separation payment of approximately $1.6 million, which was paid in January 2020, and a 2019 incentive payment of approximately $0.6 million which was paid in cash in March 2020. Both of these payments were included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2019.

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

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2020 Incentive Plan, the 2019 Incentive Plan and the incentive plan for 2018 (the “2018 Incentive Plan”):

	2020 Incentive Plan		2019 Incentive Plan		2018 Incentive Plan
Period common shares issued	First Quarter 2021		First Quarter 2020		First Quarter 2019

Common shares earned under each incentive plan	555,726		665,552		156,926
Common shares surrendered on issuance date to satisfy tax withholding obligations	117,647		60,616		24,999
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	438,079		604,936		131,927
Closing stock price on issuance date	$14.03		$13.01		$16.49
Total share-based compensation earned, including the surrendered shares (in millions)	$7.8	(1)	$8.7	(2)	$2.6	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	160,216		426,553		105,345
Of the total common shares earned and issued, total common shares restricted at time of issuance	277,863		178,383		26,582

Restricted common shares vesting date	December 10, 2021		December 11, 2020		December 13, 2019
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	108,292		60,066		5,502

(1)

Of the total 2020 share-based compensation, approximately $5.9 million was recognized as share-based compensation expense during the year ended December 31, 2020, and included in accounts payable and other liabilities in the Company's consolidated balance sheet at December 31, 2020, and the remaining $1.9 million, which vested on December 10, 2021 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2021.

(2)

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

(3)	Of the total 2018 share-based compensation, approximately $0.2 million, which vested on December 13, 2019, was recognized as share-based compensation expense during the year ended December 31, 2019.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000  restricted common shares with an aggregate grant date fair value of approximately $1.8  million. For each grantee, the restricted shares will vest on March 31, 2023 if the individual remains in service of the Company through the date of vesting. The expense associated with the awards will be amortized over the 3-year restriction period. For the years ended December 31, 2021 and 2020, the Company recognized approximately $0.6  million and $0.4 million, respectively, of share-based compensation expense related to these awards.

Non-Employee Director Deferral Program

In 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board, including amounts payable in both cash and fully vested shares of the Company’s common shares, in the form of deferred cash fees (“DCFs”) and/or deferred stock units (“DSUs”). DCFs and DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DCFs are equal to the dollar value of the deferred fee on the grant date, while the grant date fair values of DSUs are equal to the fair market value of the Company’s common shares on the grant date. DCFs are settled for cash and DSUs are settled for shares of the Company's common stock, which are deliverable upon either: i) termination of the director’s service from the Board, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon death of the director. During the years ended December 31, 2021, 2020 and 2019, non-employee directors participating in the Director Deferral Program deferred approximately $0.4 million, $0.3 million and $0.4 million, respectively, which is recorded as deferred compensation expense in general and administrative expenses in the Company’s consolidated statements of operations for the years then ended. On each quarterly deferral date (the date that a portion of the annual retainer would be paid), dividends earned on DSUs are credited to the deferral account in the form of additional DSUs based on dividends declared by the Company on its outstanding common shares during the quarter and the fair market value of the common shares on such date. Outstanding DSUs at December 31, 2021 and 2020 were approximately 101,000 and 78,000, with weighted-average grant date fair values of $14.57 and $14.46, valued at $1.5 million and $1.1 million, respectively, which is included in common stock, a component of shareholders’ equity in the Company’s consolidated balance sheets as of December 31, 2021 and 2020.

Note 9

Management and Franchise Agreements

Each of the Company’s 219 hotels owned as of December 31, 2021 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company (number of hotels by manager are as of December 31, 2021):

Manager	Number of Hotels
LBAM-Investor Group, LLC ("LBA")	34
Dimension Development Two, LLC ("Dimension")	31
Crestline Hotels & Resorts, LLC ("Crestline")	26
Raymond Management Company, Inc. ("Raymond")	22
White Lodging Services Corporation ("White Lodging") (1)	21
MHH Management, LLC ("McKibbon")	14
Texas Western Management Partners, LP ("Western")	14
Marriott International, Inc. ("Marriott")	13
Newport Hospitality Group, Inc. ("Newport")	11
North Central Hospitality, LLC ("North Central")	9
Aimbridge Hospitality, LLC ("Aimbridge")	7
InnVentures IVI, LP ("InnVentures")	5
Chartwell Hospitality, LLC ("Chartwell")	5
Huntington Hotel Group, LP ("Huntington")	3
Stonebridge Realty Advisors, Inc. ("Stonebridge")	3
Highgate Hotels, L.P. ("Highgate")	1
Total	219

(1)	Effective February 1, 2022, management responsibility for 18 hotels previously managed by White Lodging was transferred to a subsidiary of Hersha Hospitality Management L.P. ("HHM").

The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, upon sale of the property, or without cause. As of December 31, 2021, over 80% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. During 2020 and 2021, in response to COVID-19 and its impact on hotel performance, the management fee under all variable management fee agreements was set to 3% of gross revenues. For the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $31.4 million, $19.8 million and $43.8 million, respectively, in management fees.

Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $40.9 million, $26.4 million and $54.9 million, respectively, in franchise royalty fees.

Note 10

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2021, the Company had 14 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately two to 97 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

Adoption of Lease Accounting Standard Topic 842

The Company adopted ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, which requires leases with durations greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. Prior year financial statements were not restated under the new standard.

Under the standard, the Company’s leases are classified as operating or finance leases. For leases with terms greater than 12 months, at inception of the lease the Company recognizes a ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Many of the Company’s leases include rental escalation clauses (including fixed scheduled rent increases) and renewal options that are factored into the determination of lease payments when appropriate and the present value of the remaining lease payments is adjusted accordingly. The Company utilizes interest rates implicit in the lease if determinable or, if not, it estimates its incremental borrowing rate from information available at lease commencement, to determine the present value of the lease payments. At transition to the new standard, the Company used information available at that time to determine the incremental borrowing rates on its existing leases at January 1, 2019 based on estimates of rates the Company would pay for senior collateralized loans with terms similar to each lease.

Operating Leases

Twelve of the Company’s hotel and parking lot ground leases as well as certain applicable hotel equipment leases and office space leases are classified as operating leases, for which the Company recorded ROU assets and lease liabilities at adoption of the new standard. The ROU assets are included in other assets, net and the lease liabilities are included in accounts payable and other liabilities in the Company’s consolidated balance sheet. In addition, at adoption of the new standard, the Company reclassified its intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these leases from other assets, net and accounts payable and other liabilities in the Company’s consolidated balance sheet, respectively, as well as accrued straight-line lease liabilities related to these leases from accounts payable and other liabilities in the Company’s consolidated balance sheet to the beginning ROU assets. Lease expense is recognized on a straight-line basis over the term of the respective lease and the value of each lease intangible is amortized over the term of the respective lease. Costs related to operating ground leases and hotel equipment leases are included in hotel operating expense and property taxes, insurance and other expense, and costs related to office space leases are included in general and administrative expense in the Company’s consolidated statements of operations.

Finance Leases

Five of the Company’s hotel ground leases are classified as finance leases, for which the Company recorded ROU assets and lease liabilities at the latter of the adoption of the standard or the acquisition of the lease. The ROU assets are recorded as finance ground lease assets within investment in real estate, net and the lease liabilities are recorded as finance lease liabilities in the Company’s consolidated balance sheet. In addition, at adoption of the standard, the Company reclassified its intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these leases from other assets, net and accounts payable and other liabilities in the Company’s consolidated balance sheet, respectively, to the beginning ROU assets. At adoption of the lease standard effective January 1, 2019, the Company recorded a cumulative-effect adjustment totaling approximately $5.2 million, which included the derecognition of accrued straight-line lease liabilities related to the finance leases, to distributions greater than net income, a component of shareholders’ equity in the Company’s consolidated balance sheet. The ROU asset and value of each lease intangible is amortized over the term of the respective lease. Costs related to finance ground leases are included in depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statement of operations.

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

Lease Position as of December 31, 2021 and 2020

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of December 31, 2021 and 2020. All dollar amounts are in thousands.

		December 31,
	Consolidated Balance Sheet Classification	2021	2020
Assets
Operating lease assets, net	Other assets, net	$27,061	$27,250
Finance ground lease assets, net (1)	Investment in real estate, net	93,068	192,751
Total lease assets		$120,129	$220,001

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$12,015	$11,642
Finance lease liabilities	Finance lease liabilities	111,776	219,981
Total lease liabilities		$123,791	$231,623

Weighted-average remaining lease term
Operating leases			36 years
Finance leases			31 years

Weighted-average discount rate
Operating leases			5.46%
Finance leases			5.31%

(1)	Finance ground lease assets are net of accumulated amortization of approximately $9.0 million and $10.9 million as of December 31, 2021 and 2020, respectively.

Lease Costs for the Years Ended December 31, 2021, 2020 and 2019

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		Year Ended December 31,
	Consolidated Statement of Operations Classification	2021	2020	2019
Operating lease costs (1)	Property taxes, insurance and other expense	$1,585	$1,509	$1,658
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	5,178	6,433	4,517
Interest on lease liabilities	Interest and other expense, net	9,415	11,402	8,241
Total lease costs		$16,178	$19,344	$14,416

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

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2021 (in thousands):

	Operating leases	Finance leases
2022	$1,098	$5,642
2023	1,005	5,991
2024	975	6,174
2025	983	6,338
2026	792	6,500
Thereafter	31,045	230,254
Total minimum lease payments	35,898	260,899
Less: amount of lease payments representing interest	23,883	149,123
Present value of lease liabilities	$12,015	$111,776

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,109	$1,295	$1,344
Operating cash flows for finance leases	6,568	8,048	6,989
Financing cash flows for finance leases	24,045	-	-

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

Note 12

Hotel Purchase Contract Commitments

As of December 31, 2021, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel in Madison, Wisconsin for an expected purchase price of approximately $78.6 million. The hotel is under development and is currently planned to be completed and opened for business in early 2024, as a 260-room Embassy Suites. As of December 31, 2021, a $0.9 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel under contract if closing occurs. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurances that closing on this hotel will occur under the outstanding purchase contract.

Note 13

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$158,713	$247,404	$277,164	$250,588
Net income (loss)	$(46,435)	$20,283	$31,759	$13,221
Comprehensive income (loss)	$(30,353)	$18,927	$35,185	$22,363
Basic and diluted net income (loss) per common share	$(0.21)	$0.09	$0.14	$0.06

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$238,010	$81,078	$148,826	$133,965
Net loss	$(2,769)	$(78,243)	$(40,948)	$(51,247)
Comprehensive loss	$(44,935)	$(82,438)	$(38,209)	$(45,729)
Basic and diluted net loss per common share	$(0.01)	$(0.35)	$(0.18)	$(0.23)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$303,787	$341,117	$331,722	$289,971
Net income	$38,151	$62,090	$46,223	$25,453
Comprehensive income	$32,107	$51,970	$42,030	$31,106
Basic and diluted net income per common share	$0.17	$0.28	$0.21	$0.11

Note 14

Subsequent Events

On January 18, 2022, the Company paid approximately $2.3 million, or $0.01 per outstanding common share, in distributions to its common shareholders.

On February 22, 2022, the Company declared a monthly cash distribution of $0.05 per common share for the month of March 2022. The distribution is payable on March 15, 2022, to shareholders of record as of March 4, 2022.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2022 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2022 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2022 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2022 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2022 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation and Amortization (Included at the end of this Part IV of this report.)

Financial statement schedules not listed are either omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

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

10.7*

Non-Employee Director Deferral Program Under the Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

10.8*

Separation Agreement and General Release, dated as of March 4, 2020 by and between the Company and Kristian Gathright (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020)

10.9*

Amendment, dated March 30, 2020, to Separation Agreement and General Release, dated March 4, 2020, by and between the Company and Kristian Gathright (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020

10.10

Second Amended and Restated Credit Agreement dated as of July 27, 2018, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed August 1, 2018)

10.11

First Amendment, dated February 14, 2020, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020)

10.12

Second Amendment, dated June 5, 2020, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and BofA Securities, Inc., KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed June 8, 2020)

10.13

Third Amendment to the Credit Agreement, dated March 1, 2021, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and BofA Securities, Inc., KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on From 8-K/A (SEC File No. 001-37389) filed March 2, 2021)

10.14

Fourth Amendment to the Credit Agreement, dated June 4, 2021, to Second Amended and Restated Credit Agreement dated as of July 27, 2018, among Apple Hospitality REIT, Inc., as borrower, certain subsidiaries of Apple Hospitality REIT, Inc., as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers, and BofA Securities, Inc., KeyBanc Capital Markets and Wells Fargo Securities, LLC, as Joint Bookrunners (FILED HEREWITH)

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

32.1

Certification of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (FURNISHED HEREWITH)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101.

*	Denotes Management Contract or Compensation Plan.
Item 16.	Form 10-K Summary

None.

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization

As of December 31, 2021

(dollars in thousands)

							Subsequently
				Initial Cost			Capitalized
						Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)		/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$17,959	$2,955		$39,053	$4,410	$46,418	$(16,778)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683		21,606	37	24,326	(3,198)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580		9,659	735	11,974	(3,316)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310		6,425	1,416	10,151	(2,458)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425		15,555	14	18,994	(2,634)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491		15,603	14	19,108	(2,527)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010		12,981	2,038	16,029	(4,423)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037		10,581	1,713	13,331	(5,059)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970		13,185	1,148	15,303	(3,700)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550		11,962	88	12,600	(2,269)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890		11,227	599	12,716	(3,428)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490		10,840	126	11,456	(2,037)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	6,473	210		15,654	2,122	17,986	(4,994)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-	(1)	11,452	480	11,932	(2,266)	2006	Sep-16	3 - 39 yrs.	101
Prattville	AL	Courtyard	5,141	2,050		9,101	1,035	12,186	(2,981)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton	-	911		8,483	4,177	13,571	(4,521)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	-	1,375		9,514	2,460	13,349	(5,676)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	-	1,061		16,008	1,722	18,791	(6,587)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778		11,272	1,085	13,135	(4,514)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413		14,669	2,676	18,758	(6,952)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Hampton	-	-	(1)	15,209	463	15,672	(3,110)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406		41,174	12	44,592	(5,333)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-	(1)	18,907	300	19,207	(3,915)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111		12,953	1,910	15,974	(5,893)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000		26,861	478	33,339	(4,534)	2005	Sep-16	3 - 39 yrs.	122
Tempe	AZ	Hyatt House	-	-	(1)	24,001	-	24,001	(1,273)	2020	Aug-20	3 - 39 yrs.	105
Tempe	AZ	Hyatt Place	-	-	(1)	34,893	4	34,897	(1,805)	2020	Aug-20	3 - 39 yrs.	154
Tucson	AZ	Hilton Garden Inn	-	1,005		17,925	2,120	21,050	(8,542)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	-	2,080		12,424	1,847	16,351	(4,244)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992		14,543	298	15,833	(4,854)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430		21,290	2,501	27,221	(6,754)	2007	Mar-14	3 - 39 yrs.	125

				Initial Cost			Capitalized
						Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)		/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Burbank	CA	Courtyard	22,098	12,916		41,218	991	55,125	(9,044)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270		41,559	3,020	76,849	(11,561)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	25,845	10,734		49,181	188	60,103	(10,047)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton	-	1,287		9,888	1,314	12,489	(4,488)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	-	1,500		10,970	1,834	14,304	(4,909)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	-	4,410		35,033	1,590	41,033	(10,054)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton	-	3,209		16,749	2,319	22,277	(4,708)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	12,318	3,080		25,769	2,214	31,063	(4,857)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790		24,048	2,259	34,097	(7,004)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	11,954	16,380		28,952	937	46,269	(8,417)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920		21,515	3,932	31,367	(7,773)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490		13,662	1,996	17,148	(5,763)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	22,019	11,268		44,851	1,049	57,168	(10,172)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	16,392	13,570		36,644	3,233	53,447	(10,278)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020		29,151	2,915	40,086	(8,258)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	14,456	22,400		20,640	523	43,563	(6,509)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	26,303	12,860		28,084	5,245	46,189	(11,092)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	-	-	(1)	32,292	1,045	33,337	(5,613)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	14,098	3,082		21,051	2,215	26,348	(7,749)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568		18,721	2,816	26,105	(9,528)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864		7,753	2,005	11,622	(4,495)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812		15,761	6,324	23,897	(9,454)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539		14,493	4,274	21,306	(8,996)	1997	Oct-08	3 - 39 yrs.	90
Tustin	CA	Fairfield	-	7,700		26,580	184	34,464	(4,596)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680		33,645	204	45,529	(5,972)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	-	1,780		15,860	510	18,150	(3,089)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	29,415	9,940		57,595	1,775	69,310	(10,863)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480		20,465	549	26,494	(5,437)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350		19,167	3,444	27,961	(7,362)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220		22,177	792	30,189	(4,238)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Homewood Suites	-	2,780		23,967	43	26,790	(4,889)	2016	Sep-16	3 - 39 yrs.	153
Cape Canaveral	FL	Hampton	-	2,594		20,951	1	23,546	(1,345)	2020	Apr-20	3 - 39 yrs.	116
Cape Canaveral	FL	Home2 Suites	-	2,415		19,668	1	22,084	(1,293)	2020	Apr-20	3 - 39 yrs.	108
Fort Lauderdale	FL	Hampton	-	1,793		21,357	5,130	28,280	(7,304)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	-	5,760		26,727	209	32,696	(4,977)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300		17,322	542	19,164	(3,221)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740		16,329	605	18,674	(3,281)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480		21,247	2,727	33,454	(7,683)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013		13,533	582	16,128	(1,725)	2009	Dec-18	3 - 39 yrs.	127
Miami	FL	Courtyard	-	-	(1)	31,488	1,937	33,425	(8,420)	2008	Mar-14	3 - 39 yrs.	118

							Subsequently
				Initial Cost			Capitalized
						Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)		/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Miami	FL	Hampton	-	1,972		9,987	6,488	18,447	(7,452)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	13,000	18,820		25,375	4,521	48,716	(9,399)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield	-	3,140		22,580	3,082	28,802	(10,097)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	Home2 Suites	-	2,731		18,063	81	20,875	(2,089)	2019	Mar-19	3 - 39 yrs.	128
Orlando	FL	SpringHill Suites	-	3,141		25,779	2,960	31,880	(11,426)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605		9,995	1,335	12,935	(4,756)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908		9,549	458	10,915	(3,846)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770		12,562	303	14,635	(2,408)	2008	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Fairfield	-	960		11,734	660	13,354	(2,050)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	(1)	10,938	438	11,376	(3,217)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824		20,034	3,475	25,333	(9,097)	2007	Nov-10	3 - 39 yrs.	147
Atlanta / Downtown	GA	Hampton	-	7,861		16,374	3,715	27,950	(3,197)	1999	Feb-18	3 - 39 yrs.	119
Atlanta / Perimeter Dunwoody	GA	Hampton	-	3,228		26,498	31	29,757	(3,178)	2016	Jun-18	3 - 39 yrs.	132
Atlanta	GA	Home2 Suites	-	740		23,122	1,064	24,926	(4,700)	2016	Jul-16	3 - 39 yrs.	128
Macon	GA	Hilton Garden Inn	-	-	(1)	15,043	611	15,654	(4,262)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	(1)	14,716	2,255	16,971	(4,689)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton	-	1,590		11,364	244	13,198	(2,455)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	-	1,770		13,116	2,098	16,984	(3,059)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton	-	400		16,915	752	18,067	(3,387)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	21,680	1,335		21,114	3,162	25,611	(9,790)	2007	Apr-10	3 - 39 yrs.	186
Des Plaines	IL	Hilton Garden Inn	-	10,000		38,116	2,131	50,247	(6,664)	2005	Sep-16	3 - 39 yrs.	252
Hoffman Estates	IL	Hilton Garden Inn	-	1,770		14,373	892	17,035	(3,121)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246		28,328	2,764	33,338	(10,895)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722		21,843	1,944	25,509	(8,246)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410		23,594	95	27,099	(4,600)	2015	Sep-16	3 - 39 yrs.	158
Skokie	IL	Hampton	-	2,593		31,284	3,230	37,107	(6,216)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171		20,894	2,711	24,776	(8,458)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	-	1,310		11,542	2,154	15,006	(5,259)	2007	Nov-10	3 - 39 yrs.	130
Merrillville	IN	Hilton Garden Inn	-	1,860		17,755	694	20,309	(3,483)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898		12,862	1,557	15,317	(5,264)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090		23,361	1,403	26,854	(4,258)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230		11,713	1,505	14,448	(3,534)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790		20,633	3,027	25,450	(7,649)	2000	Mar-14	3 - 39 yrs.	120
Wichita	KS	Courtyard	-	1,940		9,739	1,165	12,844	(3,936)	2000	Mar-14	3 - 39 yrs.	90
Lafayette	LA	Hilton Garden Inn	-	-	(1)	17,898	5,079	22,977	(8,592)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709		9,400	901	11,010	(3,384)	2011	Jun-11	3 - 39 yrs.	103

							Subsequently
				Initial Cost			Capitalized
						Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)		/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
New Orleans	LA	Homewood Suites	21,981	4,150		52,258	5,499		61,907	(15,112)	2002	Mar-14	3 - 39 yrs.	166
Marlborough	MA	Residence Inn	-	3,480		17,341	1,917		22,738	(5,660)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton	-	3,410		16,320	1,646		21,376	(4,837)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	8,320	1,760		20,791	4,444		26,995	(6,753)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350		13,974	1,935		20,259	(4,946)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361		16,094	1,736		19,191	(6,320)	2010	Jul-10	3 - 39 yrs.	107
Portland	ME	AC Hotels	-	6,767		61,602	3		68,372	(781)	2018	Aug-21	3 - 39 yrs.	178
Portland	ME	Aloft Hotel	-	6,002		47,213	3		53,218	(544)	2021	Sep-21	3 - 39 yrs.	157
Portland	ME	Residence Inn	33,500	4,440		51,534	810		56,784	(6,888)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213		15,052	2,318		18,583	(6,714)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560		13,717	3,279		18,556	(3,433)	2003	Sep-16	3 - 39 yrs.	121
Rochester	MN	Hampton	-	916		13,225	2,463		16,604	(6,397)	2009	Aug-09	3 - 39 yrs.	124
St. Paul	MN	Hampton	-	2,523		29,365	23		31,911	(2,833)	2016	Mar-19	3 - 39 yrs.	160
Kansas City	MO	Hampton	-	727		9,363	1,745		11,835	(4,510)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000		20,818	3,568		26,386	(6,882)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758		20,954	10,461		33,173	(12,393)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758		15,287	2,305		18,350	(6,849)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	4,550	1,390		11,324	1,371		14,085	(3,415)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906		9,151	1,117		11,174	(4,418)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490		31,588	4,257		43,335	(9,417)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030		11,111	1,207		13,348	(2,440)	2010	Sep-16	3 - 39 yrs.	94
Durham	NC	Homewood Suites	-	1,232		18,343	5,378		24,953	(10,768)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746		10,563	1,237		12,546	(4,474)	2011	Feb-11	3 - 39 yrs.	118
Greensboro	NC	SpringHill Suites	-	1,850		10,157	515		12,522	(3,131)	2004	Mar-14	3 - 39 yrs.	82
Jacksonville	NC	Home2 Suites	-	910		12,527	238		13,675	(2,365)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310		13,034	1,275		15,619	(3,848)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170		14,268	1,069		17,507	(2,514)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700		36,829	6,111		49,640	(11,461)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710		22,636	322		24,668	(4,202)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	20,460	1,620		35,962	1,998		39,580	(6,462)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	-	1,890		22,014	308		24,212	(4,373)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550		23,828	3,973		32,351	(8,393)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,220		22,742	4,384		30,346	(8,147)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589		13,476	6,314		21,379	(7,156)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	6,903	-	(1)	27,133	3,945		31,078	(11,165)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054		19,513	4,001		25,568	(8,298)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510		28,718	6,292		41,520	(9,090)	2003	Mar-14	3 - 39 yrs.	166
New York	NY	Independent	-	-	(1)	102,832	(72,422)	(3)	30,410	(17,630)	1916	Mar-14	3 - 32 yrs.	208
Syracuse	NY	Courtyard	-	812		23,278	117		24,207	(4,758)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	-	621		17,589	115		18,325	(3,750)	2013	Oct-15	3 - 39 yrs.	78

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Mason	OH	Hilton Garden Inn	-	1,120	16,770	1,158	19,048	(3,446)	2010	Sep-16	3 - 39 yrs.	110
Twinsburg	OH	Hilton Garden Inn	-	1,419	16,614	3,957	21,990	(9,370)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton	-	1,430	31,327	2,239	34,996	(12,084)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270	32,700	197	34,167	(5,675)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760	20,056	15	20,831	(3,604)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280	13,340	426	15,046	(3,082)	2008	Sep-16	3 - 39 yrs.	90
Portland	OR	Hampton	-	10,813	64,409	-	75,222	(317)	2017	Nov-21	3 - 39 yrs.	243
Collegeville/Philadelphia	PA	Courtyard	9,720	2,115	17,953	4,674	24,742	(8,244)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996	20,374	2,249	23,619	(8,053)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	Hampton	-	2,503	18,537	4,945	25,985	(10,069)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250	16,778	1,662	21,690	(3,327)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540	16,399	910	20,849	(5,391)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330	10,839	1,270	13,439	(2,463)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Hyatt Place	-	2,802	27,696	3	30,501	(304)	2018	Sep-21	3 - 39 yrs.	130
Hilton Head	SC	Hilton Garden Inn	-	3,600	11,386	2,576	17,562	(4,158)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	-	1,410	9,361	2,881	13,652	(4,366)	1997	Mar-14	3 - 39 yrs.	76
Franklin	TN	Courtyard	-	2,510	31,341	708	34,559	(5,490)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	-	2,970	29,208	1,526	33,704	(5,478)	2009	Sep-16	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	-	2,160	14,704	280	17,144	(2,977)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840	12,441	340	14,621	(2,505)	2006	Sep-16	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	-	1,190	7,920	1,484	10,594	(2,313)	2003	Sep-16	3 - 39 yrs.	97
Memphis	TN	Hampton	-	2,449	37,097	4,514	44,060	(5,881)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Hilton Garden Inn	-	4,500	33,679	3	38,182	(273)	2019	Oct-21	3 - 39 yrs.	150
Nashville	TN	Hilton Garden Inn	-	2,754	39,997	4,087	46,838	(15,980)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153	15,206	1,438	17,797	(5,359)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	-	7,390	13,929	1,281	22,600	(2,766)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	-	1,210	19,700	3,028	23,938	(6,875)	2003	Mar-14	3 - 39 yrs.	159
Arlington	TX	Hampton	-	1,217	8,738	1,665	11,620	(4,089)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579	18,487	2,110	22,176	(7,099)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306	16,504	1,944	19,754	(6,491)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459	17,184	5,496	24,139	(9,225)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	-	1,614	14,451	2,234	18,299	(6,353)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	-	1,898	16,462	6,263	24,623	(9,229)	1997	Apr-09	3 - 39 yrs.	97

								Subsequently
					Initial Cost			Capitalized
							Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances		Land (1)		/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Denton	TX	Homewood Suites	-		990		14,895	352	16,237	(3,273)	2009	Sep-16	3 - 39 yrs.	107
El Paso	TX	Homewood Suites	-		2,800		16,657	1,984	21,441	(5,260)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	Courtyard	-		2,313		15,825	123	18,261	(3,058)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	Hilton Garden Inn	-		4,637		25,073	-	29,710	(121)	2012	Nov-21	3 - 39 yrs.	157
Fort Worth	TX	Homewood Suites	-		3,309		18,397	-	21,706	(90)	2013	Nov-21	3 - 39 yrs.	112
Fort Worth	TX	TownePlace Suites	-		2,104		16,311	1,669	20,084	(6,400)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-		2,507		12,981	1,622	17,110	(6,323)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	9,075		1,522		15,543	2,016	19,081	(6,375)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-		2,080		21,836	136	24,052	(4,080)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Marriott	-		4,143		46,623	1,774	52,540	(17,518)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	-		12,070		19,769	936	32,775	(6,486)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-		2,070		11,186	260	13,516	(2,416)	2012	Sep-16	3 - 39 yrs.	120
Lewisville	TX	Hilton Garden Inn	-		3,361		23,919	2,923	30,203	(12,075)	2007	Oct-08	3 - 39 yrs.	165
San Antonio	TX	TownePlace Suites	-		2,220		9,610	1,301	13,131	(3,392)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-		3,350		17,256	104	20,710	(3,285)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-		1,880		10,969	436	13,285	(3,798)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Hampton	-		636		8,723	1,413	10,772	(3,855)	2004	Jan-11	3 - 39 yrs.	81
Provo	UT	Residence Inn	-		1,150		18,277	3,375	22,802	(6,364)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Residence Inn	-		1,515		24,214	351	26,080	(3,470)	2014	Oct-17	3 - 39 yrs.	136
Salt Lake City	UT	SpringHill Suites	-		1,092		16,465	1,917	19,474	(6,576)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	-		6,860		19,681	4,136	30,677	(7,628)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-		5,968		-	20,949	26,917	(7,660)	2011	Mar-09	3 - 39 yrs.	155
Charlottesville	VA	Courtyard	-		21,130		27,737	2,426	51,293	(7,996)	2000	Mar-14	3 - 39 yrs.	139
Manassas	VA	Residence Inn	-		1,395		14,962	1,979	18,336	(6,120)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	14,447		2,003		-	23,170	25,173	(6,339)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Independent	-		584		6,386	98	7,068	(432)	1988	Oct-19	3 - 39 yrs.	55
Richmond	VA	Marriott	-		-	(1)	83,698	25,945	109,643	(29,851)	1984	Mar-14	3 - 39 yrs.	413
Richmond	VA	Residence Inn	14,447		1,113		-	12,783	13,896	(3,490)	2014	Jul-12	3 - 39 yrs.	75
Suffolk	VA	Courtyard	-		940		5,186	1,366	7,492	(2,457)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-		710		5,241	769	6,720	(2,042)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-		10,580		29,140	3,735	43,455	(8,804)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-		12,000		40,556	4,447	57,003	(11,651)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	9,640		18,950		25,028	930	44,908	(7,483)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	78,412	(4)	63,484		92,786	5,346	161,616	(27,813)	1991	Mar-14	3 - 39 yrs.	234
Tukwila	WA	Homewood Suites	7,440		8,130		16,659	4,571	29,360	(7,317)	1992	Mar-14	3 - 39 yrs.	106
Madison	WI	Hilton Garden Inn	-		2,593		47,152	-	49,745	(1,505)	2021	Feb-21	3 - 39 yrs.	176
Richmond	VA	Corporate Office	-		682		3,723	2,384	6,789	(2,731)	1893	May-13	3 - 39 yrs.	N/A
			$498,046		$794,899		$4,672,911	$418,553	$5,886,363	$(1,302,246)				28,747

Investment in Real Estate:	2021	2020	2019
Balance as of January 1	$5,764,977	$5,682,550	$5,726,303
Acquisitions	430,155	104,496	59,652
Improvements	25,824	37,579	78,679
Dispositions	(336,905)	(57,417)	(159,685)
Assets Held for Sale (5)	13,066	2,866	(15,932)
Impairment of Depreciable Assets	(10,754)	(5,097)	(6,467)
Total Gross Cost as of December 31	5,886,363	5,764,977	5,682,550
Finance Ground Lease Assets as of December 31	102,084	203,617	197,617
Total Investment in Real Estate	$5,988,447	$5,968,594	$5,880,167

Accumulated Depreciation and Amortization:	2021	2020	2019
Accumulated Depreciation as of January 1	$(1,224,832)	$(1,049,996)	$(909,893)
Depreciation Expense	(179,275)	(192,346)	(187,729)
Accumulated Depreciation on Dispositions	109,610	13,599	43,787
Assets Held for Sale (5)	(7,750)	3,911	3,839
Accumulated Depreciation as of December 31	(1,302,246)	(1,224,832)	(1,049,996)
Accumulated Amortization of Finance Leases as of December 31	(9,016)	(10,866)	(4,433)
Accumulated Depreciation and Amortization as of December 31	$(1,311,262)	$(1,235,698)	$(1,054,429)

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)	The aggregate cost for federal income tax purposes is approximately $5.4 billion at December 31, 2021 (unaudited).
(3)	Amount includes a reduction in cost due to recognition of an impairment loss.
(4)

Amount includes $22.4 million outstanding mortgage debt maturing on September 1, 2022 as well as the $56.0 million one year note payable used to acquire the fee interest in the land at the Seattle Residence Inn on August 16, 2021.

(5)	As of December 31, 2021, the Company did not have any hotels classified as Held for Sale. The 2021 activity was due to the sale of a hotel previously identified as Held for Sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.
By:	/s/ Justin G. Knight	Date: February 22, 2022
Justin G. Knight, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 22, 2022
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 22, 2022
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 22, 2022
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 22, 2022
Justin G. Knight, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 22, 2022
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 22, 2022
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 22, 2022
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 22, 2022
Jon A. Fosheim, Director

By:	/s/ Kristian M. Gathright	Date: February 22, 2022
Kristian M. Gathright, Director

By:	/s/ Blythe J. McGarvie	Date: February 22, 2022
Blythe J. McGarvie, Director

By:	/s/ Daryl A. Nickel	Date: February 22, 2022
Daryl A. Nickel, Director

By:	/s/ L. Hugh Redd	Date: February 22, 2022
L. Hugh Redd, Director

By:	/s/ Howard E. Woolley	Date: February 22, 2022
Howard E. Woolley, Director