Form 10-Q
period 2022-03-31
Apple Hospitality REIT, Inc.
filed 2022-05-05
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of registrant’s common shares outstanding as of May 2, 2022: 228,888,561

Apple Hospitality REIT, Inc.

Form 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The AC Hotels by Marriott®, Aloft Hotels®, Courtyard by Marriott®, Fairfield by Marriott®, Marriott® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Embassy Suites by Hilton®, Hampton by Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one or more of its affiliates. The Hyatt®, Hyatt House® and Hyatt Place® trademarks are the property of Hyatt Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,356,580 and $1,311,262, respectively	$4,640,018	$4,677,185
Cash and cash equivalents	636	3,282
Restricted cash-furniture, fixtures and other escrows	40,568	36,667
Due from third party managers, net	60,560	40,052
Other assets, net	49,335	33,341
Total Assets	$4,791,117	$4,790,527

Liabilities
Debt, net	$1,433,213	$1,438,758
Finance lease liabilities	111,848	111,776
Accounts payable and other liabilities	66,949	92,672
Total Liabilities	1,612,010	1,643,206

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,888,561 and 228,255,642 shares, respectively	4,578,758	4,569,352
Accumulated other comprehensive income (loss)	11,711	(15,508)
Distributions greater than net income	(1,411,362)	(1,406,523)
Total Shareholders' Equity	3,179,107	3,147,321

Total Liabilities and Shareholders' Equity	$4,791,117	$4,790,527

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Room	$237,976	$148,481
Food and beverage	8,464	2,783
Other	14,038	7,449
Total revenue	260,478	158,713

Expenses:
Hotel operating expense:
Operating	64,331	38,150
Hotel administrative	23,842	17,744
Sales and marketing	22,469	14,888
Utilities	10,290	10,560
Repair and maintenance	13,028	10,225
Franchise fees	11,266	6,919
Management fees	8,776	5,254
Total hotel operating expense	154,002	103,740
Property taxes, insurance and other	18,679	19,688
General and administrative	9,638	8,119
Loss on impairment of depreciable real estate assets	-	10,754
Depreciation and amortization	45,324	48,710
Total expense	227,643	191,011

Gain on sale of real estate	-	4,484

Operating income (loss)	32,835	(27,814)

Interest and other expense, net	(14,654)	(18,513)

Income (loss) before income taxes	18,181	(46,327)

Income tax expense	(179)	(108)

Net income (loss)	$18,002	$(46,435)

Other comprehensive income:
Interest rate derivatives	27,219	16,082

Comprehensive income (loss)	$45,221	$(30,353)

Basic and diluted net income (loss) per common share	$0.08	$(0.21)

Weighted average common shares outstanding - basic and diluted	228,986	223,733

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except per share data)

	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2021	228,256	$4,569,352	$(15,508)	$(1,406,523)	$3,147,321
Share based compensation, net	633	9,592	-	-	9,592
Equity issuance costs	-	(186)	-	-	(186)
Interest rate derivatives	-	-	27,219	-	27,219
Net income	-	-	-	18,002	18,002
Distributions declared to shareholders ($0.10 per share)	-	-	-	(22,841)	(22,841)
Balance at March 31, 2022	228,889	$4,578,758	$11,711	$(1,411,362)	$3,179,107

Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347
Share based compensation, net	444	5,004	-	-	5,004
Equity issuance costs	-	(1)	-	-	(1)
Interest rate derivatives	-	-	16,082	-	16,082
Net loss	-	-	-	(46,435)	(46,435)
Distributions declared to shareholders ($0.01 per share)	-	-	-	(2,232)	(2,232)
Balance at March 31, 2021	223,656	$4,493,422	$(26,720)	$(1,464,937)	$3,001,765

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$18,002	$(46,435)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	45,324	48,710
Loss on impairment of depreciable real estate assets	-	10,754
Gain on sale of real estate	-	(4,484)
Other non-cash expenses, net	2,174	2,684
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(20,508)	(16,628)
Decrease (increase) in other assets, net	(3,308)	1,029
Increase (decrease) in accounts payable and other liabilities	(2,621)	2,256
Net cash provided by (used in) operating activities	39,063	(2,114)

Cash flows from investing activities:
Acquisition of hotel properties, net	-	(49,369)
Capital improvements	(13,586)	(2,506)
Net proceeds from sale of real estate	-	17,587
Net cash used in investing activities	(13,586)	(34,288)

Cash flows from financing activities:
Repurchases of common shares to satisfy employee withholding requirements	(4,415)	(1,650)
Distributions paid to common shareholders	(13,701)	-
Equity issuance costs	(23)	(1)
Net proceeds from revolving credit facility	500	44,100
Payments of mortgage debt and other loans	(6,556)	(3,018)
Principal payments on finance leases	(27)	-
Financing costs	-	(1,472)
Net cash provided by (used in) financing activities	(24,222)	37,959

Net change in cash, cash equivalents and restricted cash	1,255	1,557

Cash, cash equivalents and restricted cash, beginning of period	39,949	34,368

Cash, cash equivalents and restricted cash, end of period	$41,204	$35,925

Supplemental cash flow information:
Interest paid	$13,849	$18,062

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$11,420	$2,232

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$3,282	$5,556
Restricted cash-furniture, fixtures and other escrows, beginning of period	36,667	28,812
Cash, cash equivalents and restricted cash, beginning of period	$39,949	$34,368

Cash and cash equivalents, end of period	$636	$5,776
Restricted cash-furniture, fixtures and other escrows, end of period	40,568	30,149
Cash, cash equivalents and restricted cash, end of period	$41,204	$35,925

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities, and therefore does not consolidate the entities. As of March 31, 2022, the Company owned 219 hotels with an aggregate of 28,747 rooms located in 36 states. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Coronavirus COVID-19 Pandemic

As a result of the coronavirus COVID-19 pandemic (“COVID-19”) and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, the Company’s hotels have experienced significant declines in occupancy, which have had and may continue to have a negative effect on the Company’s revenue and operating results. While occupancy recovered significantly during 2021 and the first three months of 2022, there remains significant uncertainty as to when operations at the hotels will return to pre-pandemic levels.

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

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s consolidated financial statements and related disclosures as of March 31, 2022. The provisions of these updates will generally affect the Company by allowing, among other things, the following:

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

The Company’s unsecured credit facilities and interest rate swap agreements have provisions in place regarding the selection of replacement reference rates upon the discontinuance of LIBOR, and the Company anticipates that it may enter into amendments to clarify the replacement reference rates in the future.

Accounting for Certain Equity Options

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (Topics 260, 470, 718 and 815), which provides updated guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The provisions of this update are effective for annual and interim periods beginning after December 15, 2021. The adoption of this update is not material to the Company’s consolidated financial statements.

Accounting for Funds Received as Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) to increase the transparency of government assistance disclosures including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The provisions of this update are effective for annual periods beginning after December 15, 2021. The adoption of this update is not expected to be material to the Company’s consolidated financial statements.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Land	$794,901	$794,899
Building and improvements	4,588,934	4,584,829
Furniture, fixtures and equipment	492,313	488,773
Finance ground lease assets	102,084	102,084
Franchise fees	18,366	17,862
	5,996,598	5,988,447
Less accumulated depreciation and amortization	(1,356,580)	(1,311,262)
Investment in real estate, net	$4,640,018	$4,677,185

As of March 31, 2022, the Company owned 219 hotels with an aggregate of 28,747 rooms located in 36 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Index

Hotel Acquisitions

There were no acquisitions during the three months ended March 31, 2022. During the year ended December 31, 2021, the Company acquired eight hotels, including one hotel during the three months ended March 31, 2021. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

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

In 2021, the Company used borrowings under its Revolving Credit Facility (as defined below) to purchase the Madison, Wisconsin and Memphis, Tennessee hotels, used available cash to purchase the Portland, Maine and Greenville, South Carolina hotels and used a mix of available cash and borrowings under its Revolving Credit Facility to purchase the Fort Worth, Texas and Portland, Oregon hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the one hotel acquired during the three months ended March 31, 2021, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through March 31, 2021 was approximately $0.1 million and $(0.5) million, respectively.

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

Hotel Purchase Contract Commitments

As of March 31, 2022, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel in Madison, Wisconsin for an expected purchase price of approximately $78.6 million. The hotel is currently under development and is expected to be completed and opened for business in early 2024, as a 260-room Embassy Suites. As of March 31, 2022, a $0.9 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurances that closing on this hotel will occur under the outstanding purchase contract. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel under contract if closing occurs.

Index

3. Dispositions

There were no dispositions during the three months ended March 31, 2022. During the year ended December 31, 2021, the Company sold 23 hotels in four separate transactions with unrelated parties for a total combined gross sales price of approximately $234.6 million, resulting in a combined net gain on sale, after giving effect to impairment charges discussed below, of approximately $3.6 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2021. The 23 hotels had a total carrying value of approximately $227.2 million at the time of sale. The following table lists the 23 hotels sold:

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating loss of approximately $(11.1) million for the three months ended March 31, 2021, relating to the results of operations of the 23 hotels sold in 2021 noted above for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2021. The net proceeds from the sales were used to pay down borrowings under the Company’s Revolving Credit Facility and for general corporate purposes, including acquisitions of hotel properties.

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

Index

4. Debt

Summary

As of March 31, 2022 and December 31, 2021, the Company’s debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Revolving credit facility	$76,500	$76,000
Term loans and senior notes, net	865,672	865,189
Mortgage debt, net	491,041	497,569
Debt, net	$1,433,213	$1,438,758

The aggregate amounts of principal payable under the Company’s total debt obligations as of March 31, 2022 (including the Revolving Credit Facility, term loans, senior notes and mortgage debt), for each of the next five fiscal years and thereafter are as follows (in thousands):

2022 (April - December)	$238,774
2023	296,214
2024	338,597
2025	245,140
2026	74,649
Thereafter	244,616
1,437,990
Unamortized fair value adjustment of assumed debt	950
Unamortized debt issuance costs	(5,727)
Total	$1,433,213

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at March 31, 2022 and December 31, 2021, is set forth below. All dollar amounts are in thousands.

	March 31, 2022	Percentage	December 31, 2021	Percentage
Fixed-rate debt (1)	$1,311,490	91%	$1,318,046	91%
Variable-rate debt	126,500	9%	126,000	9%
Total	$1,437,990		$1,444,046
Weighted-average interest rate of debt	3.46%		3.38%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$850 Million Credit Facility

The Company utilizes an unsecured “$850 million credit facility” comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the “Revolving Credit Facility”) and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded in July 2018. Subject to certain conditions including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year if certain criteria are met at the time of extension. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $850 million credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of March 31, 2022, the Company had availability of $348.5 million under the Revolving Credit Facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

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

Index

As of March 31, 2022 and December 31, 2021, the details of the Company’s unsecured credit facilities were as set forth below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate (1)	Maturity Date	March 31, 2022	December 31, 2021
Revolving credit facility (2)	LIBOR + 1.40% - 2.25%	7/27/2022 (4)	$76,500	$76,000

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	50,000
Term loans and senior notes at stated value			870,000	870,000
Unamortized debt issuance costs			(4,328)	(4,811)
Term loans and senior notes, net			865,672	865,189

Credit facilities, net (2)			$942,172	$941,189
Weighted-average interest rate (3)			3.10%	2.97%

(1)

Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period (as defined below) from March 1, 2021 through July 28, 2021.

(2)

Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $0.6 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively, which are included in other assets, net in the Company's consolidated balance sheets.

(3)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $770.0 million of the outstanding variable-rate debt as of March 31, 2022 and December 31, 2021. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at March 31, 2022 and December 31, 2021 was 0.45% and 0.10%, respectively.

(4)

Subject to certain conditions including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year, to July 27, 2023, if certain criteria are met at the time of extension.

Credit Facilities Covenants and Amendments

The credit agreements governing the unsecured credit facilities (collectively, the “credit agreements”), contain mandatory prepayment requirements, customary affirmative and negative covenants, restrictions on certain investments and events of default. The credit agreements contain the following financial and restrictive covenants:

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

●	A ratio of Adjusted Consolidated EBITDA to Consolidated Fixed Charges ("Minimum Fixed Charge Coverage Ratio") of not less than 1.50 to 1.00 for the trailing four full quarters;
●

A ratio of Unencumbered Adjusted NOI to Consolidated Implied Interest Expense for Consolidated Unsecured Indebtedness ("Minimum Unsecured Interest Coverage Ratio") of not less than 2.00 to 1.00 for the trailing four full quarters;

●	A ratio of Consolidated Unsecured Indebtedness to Unencumbered Asset Value (“Maximum Unsecured Leverage Ratio”) of not more than 60% (subject to a higher level in certain circumstances); and
●	A ratio of Consolidated Secured Recourse Indebtedness to Consolidated Total Assets of not more than 10%.

Index

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding the Company’s investing and financing activities that were applicable during a specified waiver period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company, that applied during such testing suspension period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into further amendments to each of the unsecured credit facilities (the “March 2021 amendments”) to extend the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio was suspended until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elected an earlier date). The March 2021 amendments provided for continued restrictions on the Company’s ability to make cash distributions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status.

In addition to the modifications and restrictions imposed during the Extended Covenant Waiver Period, the March 2021 amendments modified the calculation of the existing financial covenants for the first three quarterly calculations subsequent to the end of the Extended Covenant Waiver Period to annualize calculated amounts based on the period beginning with the first fiscal quarter upon exiting the Extended Covenant Waiver Period through the most recently ended fiscal quarter, and provided for an increase in the LIBOR floor under the Revolving Credit Facility from 0 to 25 basis points for Eurodollar Rate Loans (as defined in the credit agreements) and established a Base Rate (as defined in the credit agreements) floor of 1.25% on the Revolving Credit Facility.

The March 2021 amendments also modified certain of the existing financial maintenance covenants to less restrictive levels upon exiting the Extended Covenant Waiver Period as follows (capitalized terms are defined in the amended credit agreements):

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

Except as otherwise set forth in the amendments described above, the terms of the credit agreements remain in effect.

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

As of March 31, 2022, the Company met the applicable financial maintenance covenants based on the results of the twelve months ended March 31, 2022 at the levels required for the fourth fiscal quarter tested upon exiting the Extended Covenant Waiver Period. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit.

Mortgage Debt

As of March 31, 2022, the Company had approximately $491.5 million in outstanding mortgage debt secured by 28 properties with maturity dates ranging from August 2022 to May 2038, stated interest rates ranging from 3.40% to 5.00% and effective interest rates ranging from 3.40% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of March 31, 2022 and December 31, 2021 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of March 31, 2022	Outstanding balance as of December 31, 2021
Seattle, WA	(2)	4.00%	8/16/2021	8/16/2022	$56,000	$56,000	$56,000
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	9/1/2022	11,810	8,980	9,075
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	9/1/2022	12,650	9,619	9,720
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	9/1/2022	5,732	4,503	4,550
Kirkland, WA	Courtyard	5.00%	3/1/2014	9/1/2022	12,145	9,541	9,640
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	9/1/2022	15,060	11,831	11,954
Seattle, WA	Residence Inn	4.96%	3/1/2014	9/1/2022	28,269	22,181	22,412
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	10/1/2022	23,230	17,776	17,959
Somerset, NJ	Courtyard	4.73%	3/1/2014	10/6/2022	8,750	6,830	6,903
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	10/6/2022	9,431	7,362	7,440
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,403	6,473
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	5,085	5,141
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	14,299	14,456
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	12,860	13,000
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	21,776	21,981
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,246	8,320
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	29,161	29,415
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,244	12,318
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,681	20,338	20,460
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	21,557	21,680
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	21,908	22,098
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	21,830	22,019
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	16,251	16,392
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	25,651	25,845
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	13,992	14,098
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,371	14,447
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,371	14,447
Portland, ME (3)	Residence Inn	3.43%	3/2/2020	3/1/2032	33,500	30,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	26,024	26,303
					$572,110	491,490	498,046
Unamortized fair value adjustment of assumed debt						950	1,010
Unamortized debt issuance costs						(1,399)	(1,487)
Total						$491,041	$497,569

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

(3)	Loan was amended effective March 1, 2022, in conjunction with a $3.0 million prepayment of loan principal. In addition, the maturity date of the loan was extended by two years to March 1, 2032.

5. Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2022 and December 31, 2021, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Index

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of March 31, 2022 and December 31, 2021. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at March 31, 2022	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	March 31, 2022	December 31, 2021
Active interest rate swaps designated as cash flow hedges at March 31, 2022:
$100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	$445	$(955)
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	725	(1,902)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	83	(268)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	(742)	(3,123)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	846	(894)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	1,264	(457)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	1,283	(455)
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	2,361	(3,277)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	(263)	(1,442)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	(401)	(1,965)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	2,663	(458)
75,000	7/31/2020	8/18/2020	8/18/2022	0.13%	251	79
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	3,196	(391)
$770,000					$11,711	$(15,508)

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of March 31, 2022, all of the 13 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $0.2 million of net unrealized gains included in accumulated other comprehensive income at March 31, 2022 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Interest rate derivatives in cash flow hedging relationships	$24,464	$13,367	$(2,755)	$(2,715)

Index

6. Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2021 Form 10-K. Below is a summary of the significant related party relationships in effect during the three months ended March 31, 2022 and 2021.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for both the three months ended March 31, 2022 and 2021 totaled approximately $0.2 million and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of March 31, 2022 and December 31, 2021, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third-party rates, which leasing activity was not significant during the reporting periods. From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses this entity at third party rates. Total costs incurred for the use of these aircraft during the three months ended March 31, 2021 were less than $0.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations. The Company did not use these aircraft during the three months ended March 31, 2022.

7. Shareholders’ Equity

Distributions

For the three months ended March 31, 2022, the Company paid distributions of $0.06 per common share for a total of $13.7 million. No distributions were paid during the three months ended March 31, 2021. Additionally, in March 2022, the Company declared a monthly cash distribution of $0.05 per common share, totaling $11.4 million, which was recorded as a payable as of March 31, 2022 and paid on April 18, 2022. As of December 31, 2021, a quarterly distribution of $0.01 per common share declared in December 2021 totaled $2.3 million and was paid on January 18, 2022. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Issuance of Shares

The Company has entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). Since inception of the ATM Program in August 2020 through March 31, 2022, the Company has sold approximately 4.7 million common shares at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under its Revolving Credit Facility and for general corporate purposes, including acquisitions of hotel properties. As of March 31, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the first quarter of 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program to continue to pay down borrowings under its Revolving Credit Facility (if any). The Company plans to use the corresponding increased availability under the Revolving Credit Facility for general corporate purposes which may include, among other things, acquisitions of additional properties,

Index

the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2021, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier or extended. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2022 and 2021, the Company did not repurchase common shares under its Share Repurchase Program. Past repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon the prevailing market conditions, regulatory requirements and other factors.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management team. Under the incentive plan for 2022 (the “2022 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2022 performance measures, with one-half (50%) of incentive compensation based on operational performance goals and metrics and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational performance measures, 25% of the target will be based on modified funds from operations per share (as defined within this Quarterly Report on Form 10-Q) and 75% of the target will be based on operational performance goals including: management of capital structure; environmental, social and governance goals; evaluation and pursuit of accretive transactions; effective execution of capital renovation plans; and management of operating expenses to maximize Adjusted Hotel EBITDA (as defined within this Quarterly Report on Form 10-Q). At March 31, 2022, the range of potential aggregate payouts under the 2022 Incentive Plan was $0 - $25.0 million. Based on performance through March 31, 2022, the Company has accrued approximately $3.7 million as a liability for potential executive incentive compensation payments under the 2022 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2022 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2022. Approximately 25% of target awards under the 2022 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2023.

Under the incentive plan for 2021 (the “2021 Incentive Plan”), the Company recorded approximately $2.9 million in general and administrative expenses in its consolidated statement of operations for the three months ended March 31, 2021.

Index

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2021 Incentive Plan and the incentive plan for 2020 (the “2020 Incentive Plan”).

	2021 Incentive Plan		2020 Incentive Plan
Period common shares issued	First Quarter 2022		First Quarter 2021

Common shares earned under each incentive plan	868,079		555,726
Common shares surrendered on issuance date to satisfy tax withholding obligations	245,597		117,647
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	622,482		438,079
Closing stock price on issuance date	$17.79		$14.03
Total share-based compensation earned, including the surrendered shares (in millions)	$15.4	(1)	$7.8	(2)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	338,032		160,216
Of the total common shares earned and issued, total common shares restricted at time of issuance	284,450		277,863

Restricted common shares vesting date	December 9, 2022		December 10, 2021
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	n/a		108,292

(1)

Of the total 2021 share-based compensation, approximately $12.9 million was recorded as a liability as of December 31, 2021 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2021. The remaining $2.5 million, which is subject to vesting on December 9, 2022 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2022. For the three months ended March 31, 2022, the Company recognized approximately $0.6 million of share-based compensation expense related to restricted share awards.

(2)

Of the total 2020 share-based compensation, approximately $1.9 million, which vested on December 10, 2021, was recognized as share-based compensation expense proportionately throughout 2021. For the three months ended March 31, 2021, the Company recognized approximately $0.5 million of share-based compensation expense related to restricted share awards.

9. Subsequent Events

On April 18, 2022, the Company paid approximately $11.4 million, or $0.05 per common share, in distributions to shareholders of record as of April 4, 2022.

In April 2022, the Company declared monthly cash distributions of $0.05 per common share for the month of May 2022. The distribution is payable on May 16, 2022, to shareholders of record as of May 3, 2022.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements are typically identified by use of statements that include phrases such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” “outlook,” “strategy,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of COVID-19, including resurgences and variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 pandemic on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the efficacy, acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19, the potential for additional hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, the slowing or potential rollback of “reopenings” in certain states, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s 2021 Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions; reduced business and leisure travel due to travel-related health concerns, including the COVID-19 pandemic or an increase in COVID-19 cases or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2021 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2021 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of March 31, 2022, the Company owned 219 hotels with an aggregate of 28,747 rooms located in urban, high-end suburban and developing markets throughout 36 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Index

The Impact of COVID-19 on the Company and Hospitality Industry

The COVID-19 pandemic has negatively impacted the U.S. and global economies and financial markets.  The effect of COVID-19 on the hotel industry has been unprecedented and has dramatically reduced business and impacted leisure travel, which adversely impacted the Company’s business, financial performance, operating results and cash flows, beginning in March 2020.

Since the beginning of the pandemic and through the first quarter of 2022, the Company, with the support of its management companies and brands, has taken steps to minimize costs and cash outflow to operate efficiently and maximize performance. The Company has implemented cost elimination and efficiency initiatives at each of its hotels by adjusting operations to manage total labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts; enhanced its sales efforts by strategically targeting available demand and maximizing performance; reduced capital improvement projects in 2020 and 2021; and entered into amendments to its unsecured credit facilities that provided for the temporary waiver of financial covenant testing for the majority of its financial maintenance covenants until June 30, 2022 (the Company exited the waiver period in July 2021 due to improved financial performance). Cost reduction initiatives, including those discussed above have not, and are not expected to, materially offset revenue losses from COVID-19.

The extent and duration of the COVID-19 effects continue to remain unknown, and these uncertainties continue to make it difficult to project the depth and the duration of revenue declines compared to pre-pandemic levels for the industry and the Company. The Company has experienced significant improvement in its business during the twelve months ended December 31, 2021 and through the first quarter of 2022 driven by strength in leisure and small group demand. While the Company has seen continued improvement in business demand, it does not expect a full recovery in results to pre-pandemic levels until business travel improves.

Hotel Operations

As of March 31, 2022, the Company owned 219 hotels with a total of 28,747 rooms as compared to 233 hotels with a total of 29,855 rooms as of March 31, 2021. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the three months ended March 31, 2022, the Company did not acquire or dispose of any properties. During the three months ended March 31, 2021, the Company acquired one newly constructed hotel on February 18, 2021 and sold one hotel on February 25, 2021 and one hotel on March 16, 2021.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenue	$260,478	100.0%	$158,713	100.0%	64.1%
Hotel operating expense	154,002	59.1%	103,740	65.4%	48.4%
Property taxes, insurance and other expense	18,679	7.2%	19,688	12.4%	-5.1%
General and administrative expense	9,638	3.7%	8,119	5.1%	18.7%

Loss on impairment of depreciable real estate assets	-		10,754		n/a
Depreciation and amortization expense	45,324		48,710		-7.0%
Gain on sale of real estate	-		4,484		n/a
Interest and other expense, net	14,654		18,513		-20.8%
Income tax expense	179		108		65.7%

Net income (loss)	18,002		(46,435)		n/a
Adjusted Hotel EBITDA (1)	87,936		35,427		148.2%

Number of hotels owned at end of period	219		233		-6.0%
ADR	$137.03		$99.19		38.1%
Occupancy	67.1%		55.5%		20.9%
RevPAR	$91.98		$55.09		67.0%

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

Index

The following table highlights the Company’s quarterly ADR, Occupancy, RevPAR, net income (loss) and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”), which has been impacted by COVID-19, during the last five quarters (in thousands except statistical data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2021	2021	2021	2021	2022

ADR	$99.19	$120.56	$140.02	$131.04	$137.03
Occupancy	55.5%	70.7%	71.5%	67.5%	67.1%
RevPAR	$55.09	$85.28	$100.14	$88.43	$91.98
Net income (loss)	$(46,435)	$20,283	$31,759	$13,221	$18,002
Adjusted Hotel EBITDA (1)	$35,427	$94,814	$105,423	$84,609	$87,936

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

While the Company experienced its most significant decline in operating results (driven by the impact of COVID-19) during 2020 and the first quarter of 2021, occupancy and RevPAR have since shown improvement with a RevPAR increase of 67.0% for the three months ended March 31, 2022, compared to the same period in 2021. Although the Company expects continued recovery in rate and occupancy, it is difficult to project the depth and duration of revenue declines compared to pre-pandemic levels and future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, new COVID-19 variants, state and local governments and businesses reverting to tighter mitigation restrictions, deterioration of consumer sentiment, labor shortages, supply chain disruptions or inflationary pressures.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 219 hotels owned as of March 31, 2022 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 219 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2022	2021	Percent Change
ADR	$137.03	$99.98	37.1%
Occupancy	67.1%	55.4%	21.1%
RevPAR	$91.98	$55.34	66.2%

Same Store Operating Results

The following table reflects certain operating statistics for the 211 hotels owned by the Company as of January 1, 2021 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended March 31,
	2022	2021	Percent Change
ADR	$136.62	$99.80	36.9%
Occupancy	67.7%	55.8%	21.3%
RevPAR	$92.49	$55.64	66.2%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s revenue and operating results improved during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which is consistent with the overall lodging industry. However, as a result of COVID-19, the Company’s revenue and operating results have declined as compared to 2019. While the Company anticipates further improvement to RevPAR compared to 2021, the Company can give no assurances as to the amount or period of improvement due to the uncertainty regarding the duration and long-term impact of COVID-19.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended March 31, 2022 and 2021, the Company had total revenue of $260.5 million and $158.7 million, respectively. For the three months ended March 31, 2022 and 2021, respectively, Comparable Hotels achieved combined average occupancy of 67.1% and 55.4%, ADR of $137.03 and $99.98 and RevPAR of $91.98 and $55.34. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2021, during the three months ended March 31, 2022, the Company experienced increases in ADR and occupancy, resulting in an increase of 66.2% in RevPAR for Comparable Hotels. As compared to the first quarter of 2019 (pre-COVID-19), Comparable Hotels RevPAR for the first quarter of 2022 decreased by 10.9% primarily as a result of a 9.1% reduction in occupancy (due in part to cancellations in January and February attributed to the Omicron COVID-19 variant), as Comparable Hotels ADR decreased by only 2.0%. Revenue recovery in the first quarter of 2022 as compared to the first quarter of 2021 was led by leisure transient and group demand, with increased demand from small corporate business. Suburban markets continued to see stronger demand than urban markets and the Sun Belt generally outperformed other regions of the U.S. Throughout the hospitality industry, demand for upscale and upper mid-scale chain scales have outperformed luxury and upper upscale chain scales and suburban locations have outperformed urban locations. The Company expects improvement to continue, however, future revenues could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter mitigation restrictions, or deterioration of consumer sentiment.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended March 31, 2022 and 2021 totaled $154.0 million and $103.7 million, respectively, or 59.1% and 65.4% of total revenue for the respective periods. Comparatively, prior to COVID-19, hotel operating expense was 57.8% of total revenue for the three months ended March 31, 2019.

The impact of the pandemic has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company has worked to reduce costs associated with operating hotels in a lower occupancy environment than that experienced prior to COVID-19. As occupancy has increased, adding staff to meet increased demand has been challenging, and while the Company’s hotels made progress in filling open positions through the first quarter of 2022, they have often done so at higher wage rates as compared to 2021. Likewise, supply chain disruptions and broader inflationary pressures throughout the overall economy and global tensions have driven shortages and cost increases for materials and supplies such as food and equipment. The Company continues to work with its management companies to realize operational efficiencies and mitigate the impact of cost pressures resulting from supply chain shortages, inflation and staffing challenges. The Company will continue to evaluate and work with its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences including evaluating staffing levels at its hotels to maximize efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended March 31, 2022 and 2021 was $18.7 million and $19.7 million, respectively, or 7.2% and 12.4% of total revenue for the respective periods, which is consistent with Comparable Hotels expense as a percentage of revenue for the same period. The decrease in expenses from 2021 to 2022 was primarily due to decreases in property taxes in certain localities as well as the net reduction of the hotel portfolio by 15 properties during 2021. Although the Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted, and will continue to monitor locality guidance as a result of COVID-19, it does not currently anticipate significant decreases in property taxes in 2022 as compared to 2021.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2022 and 2021 was $9.6 million and $8.1 million, respectively, or 3.7% and 5.1% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense for the three months ended March 31, 2022 over the three months ended March 31, 2021 includes increased accruals of $0.8 million for executive incentive compensation related to anticipated higher shareholder return in 2022 as compared to 2021.

Loss on Impairment of Depreciable Real Estate Assets

The Company did not recognize any loss on the impairment of depreciable real estate assets for the three months ended March 31, 2022. Loss on impairment of depreciable real estate assets was $10.8 million for the three months ended March 31, 2021,

Index

consisting of impairment losses of $1.3 million for the Overland Park, Kansas SpringHill Suites and $9.4 million for four hotel properties identified by the Company in the first quarter of 2021 for potential sale. See Note 3 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $45.3 million and $48.7 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The decrease was primarily due to the hotel dispositions completed throughout 2021, partially offset by acquisitions completed throughout 2021.

Interest and Other Expense, net

Interest and other expense, net for the three months ended March 31, 2022 and 2021 was $14.7 million and $18.5 million, respectively. Interest and other expense, net for the three months ended March 31, 2022 is net of approximately $0.2 million of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the three months ended March 31, 2022 and 2021 includes approximately $1.5 million and $2.9 million, respectively, of interest recorded on the Company’s finance lease liabilities.

Interest expense related to the Company’s debt instruments for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 as a result of both lower average borrowings and lower average interest rates as the Company exited the Extended Covenant Waiver Period in July 2021. The Company anticipates interest expense to be lower for the remainder of 2022 compared to the same period of 2021 due to reduced average borrowings and lower interest rates compared to the same period of 2021 as a result of exiting the Extended Covenant Waiver Period (as discussed below under “Liquidity and Capital Resources”). See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional discussion of the Company’s amended unsecured credit facilities. In addition, interest on the Company’s finance leases decreased $1.4 million for the three months ended March 31, 2022 compared to the same period in 2021 due to the August 16, 2021 purchase of the fee interest in the land at the Company’s Seattle, Washington Residence Inn that was previously under a ground lease.

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

Index

performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance.

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$18,002	$(46,435)
Depreciation of real estate owned	44,560	47,088
Gain on sale of real estate	-	(4,484)
Loss on impairment of depreciable real estate assets	-	10,754
Funds from operations	62,562	6,923
Amortization of finance ground lease assets	759	1,617
Amortization of favorable and unfavorable operating leases, net	99	98
Non-cash straight-line operating ground lease expense	40	44
Modified funds from operations	$63,460	$8,682

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

Index

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the last five quarters (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2021	2021	2021	2021	2022
Net income (loss)	$(46,435)	$20,283	$31,759	$13,221	$18,002
Depreciation and amortization	48,710	46,386	44,217	45,158	45,324
Amortization of favorable and unfavorable operating leases, net	98	98	98	99	99
Interest and other expense, net	18,513	18,618	15,977	14,640	14,654
Income tax expense	108	87	114	159	179
EBITDA	20,994	85,472	92,165	73,277	78,258
(Gain) loss on sale of real estate	(4,484)	864	(44)	68	-
Loss on impairment of depreciable real estate assets	10,754	-	-	-	-
EBITDAre	27,264	86,336	92,121	73,345	78,258
Non-cash straight-line operating ground lease expense	44	43	41	41	40
Adjusted EBITDAre	27,308	86,379	92,162	73,386	78,298
General and administrative expense	8,119	8,435	13,261	11,223	9,638
Adjusted Hotel EBITDA	$35,427	$94,814	$105,423	$84,609	$87,936

Hotels Owned

As of March 31, 2022, the Company owned 219 hotels with an aggregate of 28,747 rooms located in 36 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	40	5,592
Hampton	37	4,953
Courtyard	33	4,653
Homewood Suites	30	3,417
Residence Inn	29	3,548
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,245
TownePlace Suites	9	931
Hyatt Place	3	411
Marriott	2	619
Embassy Suites	2	316
Independent	2	263
AC Hotels	1	178
Aloft	1	157
Hyatt House	1	105
Total	219	28,747

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
Arkansas	2	248
California	26	3,721
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,254
Indiana	4	479
Iowa	3	301
Kansas	3	320
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	8	881
Ohio	2	252
Oklahoma	4	545
Oregon	1	243
Pennsylvania	3	391
South Carolina	5	590
Tennessee	11	1,337
Texas	27	3,328
Utah	3	393
Virginia	12	1,722
Washington	3	490
Wisconsin	1	176
Total	219	28,747

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 219 hotels the Company owned as of March 31, 2022.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	252
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	HHM	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	413
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					28,747

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its Revolving Credit Facility. Over the long term, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties and offerings of the Company’s common shares, including pursuant to the ATM Program. Macroeconomic pressures including inflation, increases in interest rates and general market uncertainty could impact the Company’s ability to raise debt or equity capital to fund long-term liquidity requirements in a cost-effective manner.

As of March 31, 2022, the Company had $1.4 billion of total outstanding debt consisting of $491.5 million of mortgage debt and $946.5 million outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of March 31, 2022, the Company had available corporate cash on hand of approximately $0.6 million as well as unused borrowing capacity under its Revolving Credit Facility of approximately $348.5 million. The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding the Company’s investing and financing activities that were applicable during a specified waiver period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company, that applied during such testing suspension period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into the March 2021 amendments to extend the covenant waiver period for all but two of the Company’s existing

Index

financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ending June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The testing for the Minimum Fixed Charge Coverage Ratio and the Minimum Unsecured Interest Coverage Ratio was suspended until the compliance certificate was required to be delivered for the fiscal quarter ending March 31, 2022 (unless the Company elected an earlier date). The March 2021 amendments provided for continued restrictions on the Company’s ability to make cash distributions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status.

The March 2021 amendments also modified certain of the existing financial maintenance covenants to less restrictive levels upon exiting the Extended Covenant Waiver Period as follows (capitalized terms are defined in the amended credit agreements):

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

Except as otherwise set forth in the amendments described above, the terms of the credit agreements remain in effect.

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

As of March 31, 2022, the Company met the applicable financial maintenance covenants based on the results of the twelve months ended March 31, 2022 at the levels required for the fourth fiscal quarter tested upon exiting the Extended Covenant Waiver Period as described in Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt instruments as of March 31, 2022.

The Company has a universal shelf registration statement on Form S-3 (No. 333-262915) that was automatically effective upon filing on February 23, 2022. The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing the Company’s preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

The Company has entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under the ATM Program under the Company’s prior shelf registration statement and the current shelf registration statement described above. Since inception of the ATM Program in August 2020 through March 31, 2022, the Company has sold approximately 4.7 million common shares at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its Revolving Credit Facility and for general corporate purposes, including acquisitions of hotel properties. As of March 31, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the first quarter of 2022 or the first quarter of 2021. The Company plans to use future net proceeds from the sale of  shares under the ATM Program to continue to pay down borrowings under its Revolving Credit Facility (if any). The Company plans to use the corresponding increased availability under the Revolving Credit Facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Index

Capital Uses

The Company anticipates that cash flow from operations, availability under its credit facilities, additional borrowings and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, and cash management activities.

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. During the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. As discussed above, in July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. As a result, upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions on distributions that were applicable during the Extended Covenant Waiver Period. On February 22, 2022, the Company announced that its Board of Directors reinstated its policy of distributions on a monthly basis, with the first monthly cash distribution paid on March 15, 2022. On March 18, 2022, the Company declared a monthly cash distribution of $0.05 per common share for the month of April, paid on April 18, 2022, to shareholders of record as of April 4, 2022. For the three months ended March 31, 2022, the Company paid distributions of $0.06 per common share for a total of $13.7 million.

The Company, as it has done historically due to seasonality, may use its Revolving Credit Facility to maintain the consistency of distributions, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. If cash flow from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a real estate investment trust. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2021, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated or extended earlier. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Exchange Act. Past repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future purchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2022, the Company held approximately $30.9 million in reserve related to these properties. During the three months ended March 31, 2022, the Company invested approximately $8.1 million in capital expenditures. The Company anticipates spending approximately $55 to $65 million during 2022, which includes various renovation projects for approximately 20 to 25 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

The Company has approximately $311.9 million of principal and interest payments due on its debt over the next 12 months. Included in this total is $76.5 million due under the Company’s Revolving Credit Facility, which matures on July 27, 2022, but the facility can be extended up to one year, subject to certain conditions including covenant compliance and additional fees. The Company presently has the ability to exercise this extension. Also included in the total above is approximately $180.4 million of mortgage loans

Index

maturing in the second half of 2022 and first quarter of 2023, which the Company plans to pay off using borrowings under its Revolving Credit Facility and/or new financing. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Hotel Purchase Contract Commitments

As of March 31, 2022, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel in Madison, Wisconsin for an expected purchase price of approximately $78.6 million. The hotel is currently under development and is expected to be completed and opened for business in early 2024, as a 260-room Embassy Suites. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel.

Cash Management Activities

As part of the cost sharing arrangements discussed in Note 6, titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under the cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes the Company has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns have been disrupted since the first quarter of 2020, although the Company experienced some seasonal decrease in demand in the first and fourth quarters of each year. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Company’s financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the Company’s Unaudited Consolidated Financial Statements and Notes thereto. The Company has discussed those policies and estimates that it believes are critical and require the use of complex judgment in their application in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022. There have been no material changes to the Company’s critical accounting policies or the methods or assumptions we apply.

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of recently issued accounting standards in the first quarter of 2022.

Subsequent Events

On April 18, 2022, the Company paid approximately $11.4 million, or $0.05 per common share, in distributions to shareholders of record as of April 4, 2022.

In April 2022, the Company declared a monthly cash distribution of $0.05 per common share for the month of May 2022. The distribution is payable on May 16, 2022, to shareholders of record as of May 3, 2022.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of March 31, 2022, after giving effect to interest rate swaps, as described below, approximately $126.5 million, or approximately 9% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of March 31, 2022, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.3 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2022, the Company’s variable-rate debt consisted of its unsecured credit facilities, including borrowings outstanding under its Revolving Credit Facility and $820 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of March 31, 2022, the Company had 13 interest rate swap agreements that effectively fix the interest payments on approximately $770.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from August 2022 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of March 31, 2022.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as one $50 million fixed-rate senior notes facility. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at March 31, 2022. All dollar amounts are in thousands.

	April 1 - December 31, 2022	2023	2024	2025	2026	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$238,774	$296,214	$338,597	$245,140	$74,649	$244,616	$1,437,990	$1,390,985
Average interest rates (1)	3.4%	3.5%	3.8%	3.9%	3.8%	3.7%

Variable-rate debt:
Maturities	$76,500	$250,000	$310,000	$175,000	$-	$85,000	$896,500	$877,671
Average interest rates (1)	3.1%	3.3%	3.7%	4.1%	4.1%	3.8%

Fixed-rate debt:
Maturities	$162,274	$46,214	$28,597	$70,140	$74,649	$159,616	$541,490	$513,314
Average interest rates	4.0%	3.9%	3.9%	3.8%	3.7%	3.7%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the first quarter of 2022.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2022	-	-	-	$345,000
February 1 - February 28, 2022	-	-	-	$345,000
March 1 - March 31, 2022 (2)	248,151	$17.79	-	$345,000
Total	248,151		-

(1)

Represents amount outstanding under the Company's authorized $345 million Share Repurchase Program. This program, which was announced in 2015 and most recently extended in May 2021, may be suspended or terminated at any time by the Company and will end in July 2022 if not terminated earlier or further extended.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as Inline XBRL and contained in Exhibit 101.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 5, 2022
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: May 5, 2022
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: May 5, 2022
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)