Form 10-Q
period 2022-06-30
Apple Hospitality REIT, Inc.
filed 2022-08-04
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of registrant’s common shares outstanding as of August 2, 2022: 228,878,373

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,401,817 and $1,311,262, respectively	$4,603,244	$4,677,185
Cash and cash equivalents	1,598	3,282
Restricted cash-furniture, fixtures and other escrows	45,650	36,667
Due from third party managers, net	66,429	40,052
Other assets, net	59,931	33,341
Total Assets	$4,776,852	$4,790,527

Liabilities
Debt, net	$1,372,638	$1,438,758
Finance lease liabilities	111,920	111,776
Accounts payable and other liabilities	70,668	92,672
Total Liabilities	1,555,226	1,643,206

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,886,273 and 228,255,642 shares, respectively	4,579,590	4,569,352
Accumulated other comprehensive income (loss)	22,330	(15,508)
Distributions greater than net income	(1,380,294)	(1,406,523)
Total Shareholders' Equity	3,221,626	3,147,321

Total Liabilities and Shareholders' Equity	$4,776,852	$4,790,527

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Room	$312,370	$231,166	$550,346	$379,647
Food and beverage	12,019	5,088	20,483	7,871
Other	13,279	11,150	27,317	18,599
Total revenue	337,668	247,404	598,146	406,117

Expenses:
Hotel operating expense:
Operating	76,064	53,186	140,395	91,336
Hotel administrative	27,353	21,538	51,195	39,282
Sales and marketing	27,492	20,380	49,961	35,268
Utilities	10,553	9,352	20,843	19,912
Repair and maintenance	14,808	11,886	27,836	22,111
Franchise fees	14,800	10,865	26,066	17,784
Management fees	11,445	8,203	20,221	13,457
Total hotel operating expense	182,515	135,410	336,517	239,150
Property taxes, insurance and other	18,779	17,321	37,458	37,009
General and administrative	10,307	8,435	19,945	16,554
Loss on impairment of depreciable real estate assets	-	-	-	10,754
Depreciation and amortization	45,322	46,386	90,646	95,096
Total expense	256,923	207,552	484,566	398,563

Gain (loss) on sale of real estate	-	(864)	-	3,620

Operating income	80,745	38,988	113,580	11,174

Interest and other expense, net	(15,198)	(18,618)	(29,852)	(37,131)

Income (loss) before income taxes	65,547	20,370	83,728	(25,957)

Income tax expense	(202)	(87)	(381)	(195)

Net income (loss)	$65,345	$20,283	$83,347	$(26,152)

Other comprehensive income (loss):
Interest rate derivatives	10,619	(1,356)	37,838	14,726

Comprehensive income (loss)	$75,964	$18,927	$121,185	$(11,426)

Basic and diluted net income (loss) per common share	$0.29	$0.09	$0.36	$(0.12)

Weighted average common shares outstanding - basic and diluted	228,998	224,772	228,992	224,255

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended June 30, 2022 and 2021
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at March 31, 2022	228,889	$4,578,758	$11,711	$(1,411,362)	$3,179,107
Share based compensation, net	7	997	-	-	997
Equity issuance costs	-	(20)	-	-	(20)
Common shares repurchased	(10)	(145)	-	-	(145)
Interest rate derivatives	-	-	10,619	-	10,619
Net income	-	-	-	65,345	65,345
Distributions declared to shareholders ($0.15 per share)	-	-	-	(34,277)	(34,277)
Balance at June 30, 2022	228,886	$4,579,590	$22,330	$(1,380,294)	$3,221,626

Balance at March 31, 2021	223,656	$4,493,422	$(26,720)	$(1,464,937)	$3,001,765
Share based compensation, net	8	843	-	-	843
Issuance of common shares, net	4,677	75,067	-	-	75,067
Interest rate derivatives	-	-	(1,356)	-	(1,356)
Net income	-	-	-	20,283	20,283
Distributions declared to shareholders ($0.01 per share)	-	-	-	(2,279)	(2,279)
Balance at June 30, 2021	228,341	$4,569,332	$(28,076)	$(1,446,933)	$3,094,323

Six Months Ended June 30, 2022 and 2021
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2021	228,256	$4,569,352	$(15,508)	$(1,406,523)	$3,147,321
Share based compensation, net	640	10,589	-	-	10,589
Equity issuance costs	-	(206)	-	-	(206)
Common shares repurchased	(10)	(145)	-	-	(145)
Interest rate derivatives	-	-	37,838	-	37,838
Net income	-	-	-	83,347	83,347
Distributions declared to shareholders ($0.25 per share)	-	-	-	(57,118)	(57,118)
Balance at June 30, 2022	228,886	$4,579,590	$22,330	$(1,380,294)	$3,221,626

Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347
Share based compensation, net	452	5,847	-	-	5,847
Issuance of common shares, net	4,677	75,066	-	-	75,066
Interest rate derivatives	-	-	14,726	-	14,726
Net loss	-	-	-	(26,152)	(26,152)
Distributions declared to shareholders ($0.02 per share)	-	-	-	(4,511)	(4,511)
Balance at June 30, 2021	228,341	$4,569,332	$(28,076)	$(1,446,933)	$3,094,323

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$83,347	$(26,152)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	90,646	95,096
Loss on impairment of depreciable real estate assets	-	10,754
Gain on sale of real estate	-	(3,620)
Other non-cash expenses, net	4,328	5,493
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(26,377)	(32,157)
Decrease (increase) in other assets, net	(5,371)	145
Increase in accounts payable and other liabilities	5,636	214
Net cash provided by operating activities	152,209	49,773

Cash flows from investing activities:
Acquisition of hotel properties, net	-	(49,345)
Disbursements for potential acquisitions, net	-	(2,375)
Capital improvements	(25,019)	(4,906)
Net proceeds from sale of real estate	-	22,765
Net cash used in investing activities	(25,019)	(33,861)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	(185)	75,066
Repurchases of common shares	(145)	-
Repurchases of common shares to satisfy employee withholding requirements	(4,415)	(1,650)
Distributions paid to common shareholders	(47,962)	(2,232)
Net proceeds from (payments on) revolving credit facility	(10,000)	(23,800)
Proceeds from term loans and senior notes	75,000	-
Payments of mortgage debt and other loans	(132,060)	(62,049)
Principal payments on finance leases	(55)	-
Financing costs	(69)	(1,501)
Net cash used in financing activities	(119,891)	(16,166)

Net change in cash, cash equivalents and restricted cash	7,299	(254)

Cash, cash equivalents and restricted cash, beginning of period	39,949	34,368

Cash, cash equivalents and restricted cash, end of period	$47,248	$34,114

Supplemental cash flow information:
Interest paid	$28,527	$35,336

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$11,420	$2,279

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$3,282	$5,556
Restricted cash-furniture, fixtures and other escrows, beginning of period	36,667	28,812
Cash, cash equivalents and restricted cash, beginning of period	$39,949	$34,368

Cash and cash equivalents, end of period	$1,598	$2,899
Restricted cash-furniture, fixtures and other escrows, end of period	45,650	31,215
Cash, cash equivalents and restricted cash, end of period	$47,248	$34,114

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities, and therefore does not consolidate the entities. As of June 30, 2022, the Company owned 219 hotels with an aggregate of 28,748 rooms located in 36 states. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Coronavirus COVID-19 Pandemic

As a result of the coronavirus COVID-19 pandemic (“COVID-19”) and subsequent variants and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, the Company’s hotels experienced significant declines in occupancy. While occupancy recovered significantly during 2021 and the first half of 2022, due to the continued impacts from the COVID-19 variants on the hotel industry and the general economy, there remains uncertainty as to when operations at the hotels will fully return to pre-pandemic levels.

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

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s consolidated financial statements and related disclosures as of June 30, 2022. The provisions of these updates will generally affect the Company by allowing, among other things, the following:

Index

•

Modifications of the Company’s unsecured credit facilities (as defined below) to replace the London Interbank Offered Rate (“LIBOR”) with a substitute index to be accounted for as a non-substantial modification and not considered a debt extinguishment.

•

Changes to the floating interest rate index used in the Company’s interest rate swaps to not be considered a change to the critical terms of the hedge and therefore not requiring a dedesignation of the hedging relationship.

In July 2022, the Company amended each of its unsecured credit facilities and interest rate swap agreements to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the reference rate. In accordance with ASU 2020-04, as amended, these amendments will be accounted for as non-substantial modifications. See Note 4 for more information regarding amendments made to the Company’s unsecured credit facilities and interest rate swap agreements.

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

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Land	$794,901	$794,899
Building and improvements	4,591,518	4,584,829
Furniture, fixtures and equipment	498,192	488,773
Finance ground lease assets	102,084	102,084
Franchise fees	18,366	17,862
	6,005,061	5,988,447
Less accumulated depreciation and amortization	(1,401,817)	(1,311,262)
Investment in real estate, net	$4,603,244	$4,677,185

As of June 30, 2022, the Company owned 219 hotels with an aggregate of 28,748 rooms located in 36 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Index

Hotel Acquisitions

There were no acquisitions during the six months ended June 30, 2022. During the year ended December 31, 2021, the Company acquired eight hotels, including one hotel during the six months ended June 30, 2021. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

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

Seattle Land Acquisition

On August 16, 2021, the Company purchased the fee interest in the land at the Seattle, Washington Residence Inn, previously held under a finance ground lease. The Company utilized $24.0 million of its available cash and entered into a one-year note payable to the seller for $56.0 million to fund the purchase price of $80.0 million. The note payable bore interest, which was payable monthly, at a fixed annual rate of 4.0%. On June 16, 2022, the note was repaid in full. The land purchase was accounted for as a retirement of the finance lease, with the difference of $16.6 million between the carrying amount of the net right-of-use asset of $94.5 million and the finance lease liability of $111.1 million applied as an adjustment to the carrying amount of the acquired land.

Hotel Purchase Contract Commitments

As of June 30, 2022, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel in Madison, Wisconsin for an expected purchase price of approximately $78.6 million. The hotel is currently under development and is expected to be completed and opened for business in early 2024, as a 260-room Embassy Suites. As of June 30, 2022, a $0.9 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurances that closing on this hotel will occur under the outstanding purchase contract. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel under contract if closing occurs.

Index

3. Dispositions

There were no dispositions during the six months ended June 30, 2022. During the year ended December 31, 2021, the Company sold 23 hotels in four separate transactions with unrelated parties for a total combined gross sales price of approximately $234.6 million, resulting in a combined net gain on sale, after giving effect to impairment charges discussed below, of approximately $3.6 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2021. The 23 hotels had a total carrying value of approximately $227.2 million at the time of sale. The following table lists the 23 hotels sold:

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include an operating loss of approximately $(8.1) million for the six months ended June 30, 2021, relating to the results of operations of the 23 hotels sold in 2021 (as described above) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the six months ended June 30, 2021. The net proceeds from the sales were used to pay down borrowings under the Company’s Revolving Credit Facility and for general corporate purposes, including acquisitions of hotel properties.

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

Index

4. Debt

Summary

As of June 30, 2022 and December 31, 2021, the Company’s debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving credit facility	$66,000	$76,000
Term loans and senior notes, net	941,088	865,189
Mortgage debt, net	365,550	497,569
Debt, net	$1,372,638	$1,438,758

The aggregate amounts of principal payable under the Company’s total debt obligations as of June 30, 2022 (including the Revolving Credit Facility, term loans, senior notes and mortgage debt), for each of the next five fiscal years and thereafter are as follows (in thousands):

2022 (July - December)	$102,770
2023	296,214
2024	338,597
2025	245,140
2026	74,649
Thereafter	319,616
1,376,986
Unamortized fair value adjustment of assumed debt	867
Unamortized debt issuance costs	(5,215)
Total	$1,372,638

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the London Inter-Bank Offered Rate for a one-month term (“one-month LIBOR”). The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at June 30, 2022 and December 31, 2021, is set forth below. All dollar amounts are in thousands.

	June 30, 2022	Percentage	December 31, 2021	Percentage
Fixed-rate debt (1)	$1,260,986	92%	$1,318,046	91%
Variable-rate debt	116,000	8%	126,000	9%
Total	$1,376,986		$1,444,046
Weighted-average interest rate of debt	3.56%		3.38%

(1)

Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$850 Million Credit Facility

Prior to the Company’s debt refinancing in July 2022 (as discussed below), the Company utilized an unsecured credit facility comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the “Revolving Credit Facility”) and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded in July 2018 (the “$850 million credit facility”). Interest payments on the $850 million credit facility were due monthly and the interest rate, subject to certain exceptions, was equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of June 30, 2022, the Company had availability of $359 million under the Revolving Credit Facility. The Company was also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

Index

$225 Million Term Loan Facility

The Company also has an unsecured term loan facility that is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded on August 2, 2018, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was funded on August 2, 2018, and the remaining $75 million was funded on January 29, 2019 (the “$225 million term loan facility”). The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the LIBOR plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

2017 $85 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured term loan facility with a maturity date of July 25, 2024, consisting of one term loan (the “2017 $85 million term loan facility”), that was funded at closing. The credit agreement, as amended and restated in August 2018, contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions. Interest payments on the 2017 $85 million term loan facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.30% to 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

2019 $85 Million Term Loan Facility

On December 31, 2019, the Company entered into an unsecured term loan facility with a maturity date of December 31, 2029, consisting of one term loan funded at closing, (the “2019 $85 million term loan facility”). Net proceeds from the 2019 $85 million term loan facility were used to pay down borrowings under the Company’s Revolving Credit Facility. The credit agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, subject to certain conditions. Interest payments on the 2019 $85 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month LIBOR plus a margin ranging from 1.70% to 2.55%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

$50 Million Senior Notes Facility

On March 16, 2020, the Company entered into an unsecured senior notes facility with a maturity date of March 31, 2030, consisting of senior notes totaling $50 million funded at closing (the “$50 million senior notes facility”). Net proceeds from the $50 million senior notes facility were available to provide funding for general corporate purposes. The note agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $50 million senior notes facility are due quarterly and the interest rate, subject to certain exceptions, ranges from an annual rate of 3.60% to 4.35% depending on the Company’s leverage ratio, as calculated under the terms of the note agreement.

$75 Million Senior Notes Facility

On June 2, 2022, the Company entered into an unsecured senior notes facility with a maturity date of June 2, 2029, consisting of senior notes totaling $75 million funded at closing (the “$75 million senior notes facility”, and collectively with the $850 million credit facility, the $225 million term loan facility, the 2017 $85 million term loan facility, the 2019 $85 million term loan facility and the $50 million senior notes facility, the “unsecured credit facilities”). Net proceeds from the $75 million senior notes facility were available to provide funding for general corporate purposes, including the repayment of borrowings under the Company’s Revolving Credit Facility and repayment of mortgage debt. The note agreement contains requirements and covenants similar to the Company’s $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $75 million senior notes facility are due quarterly and the interest rate, subject to certain exceptions, ranges from an annual rate of 4.88% to 5.63% depending on the Company’s leverage ratio, as calculated under the terms of the note agreement.

Index

As of June 30, 2022 and December 31, 2021, the details of the Company’s unsecured credit facilities were as set forth in the table below, which does not give effect to the debt refinancing in July 2022. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate (1)	Maturity Date	June 30, 2022	December 31, 2021
Revolving credit facility (2)	LIBOR + 1.40% - 2.25%	7/27/2022 (4)	$66,000	$76,000

Term loans and senior notes
$200 million term loan	LIBOR + 1.35% - 2.20%	7/27/2023 (4)	200,000	200,000
$225 million term loan	LIBOR + 1.35% - 2.20%	1/31/2024 (4)	225,000	225,000
$50 million term loan	LIBOR + 1.35% - 2.20%	8/2/2023	50,000	50,000
$175 million term loan	LIBOR + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	LIBOR + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	LIBOR + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	50,000
$75 million senior notes	4.88% - 5.63%	6/2/2029	75,000	-
Term loans and senior notes at stated value			945,000	870,000
Unamortized debt issuance costs			(3,912)	(4,811)
Term loans and senior notes, net			941,088	865,189

Credit facilities, net (2)			$1,007,088	$941,189
Weighted-average interest rate (3)			3.39%	2.97%

(1)

Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period (as defined below) from March 1, 2021 through July 28, 2021.

(2)

Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $0.1 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.

(3)

Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $770.0 million of the outstanding variable-rate debt as of June 30, 2022 and December 31, 2021. See Note 5 for more information on the interest rate swap agreements. The one-month LIBOR at June 30, 2022 and December 31, 2021 was 1.79% and 0.10%, respectively.

(4)

On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, which extended the maturities of the existing Revolving Credit Facility, $200 million term loan and $225 million term loan to July 25, 2026, July 25, 2027 and January 31, 2028, respectively. See the "2022 Debt Refinancing" section below for details.

Credit Facilities Covenants and Amendments

The credit agreements governing the unsecured credit facilities (collectively, the “credit agreements”), contain mandatory prepayment requirements, customary affirmative and negative covenants, restrictions on certain investments and events of default. The credit agreements, not giving effect to the debt refinancing in July 2022, contained the following financial and restrictive covenants (capitalized terms not defined below are defined in the credit agreements):

●	A ratio of Consolidated Total Indebtedness to Consolidated EBITDA (“Maximum Consolidated Leverage Ratio”) of not more than 6.50 to 1.00 (subject to a higher amount in certain circumstances);
●	A ratio of Consolidated Secured Indebtedness to Consolidated Total Assets (“Maximum Secured Leverage Ratio”) of not more than 45%;
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

Index

●	A ratio of Consolidated Unsecured Indebtedness to Unencumbered Asset Value (“Maximum Unsecured Leverage Ratio”) of not more than 60% (subject to a higher level in certain circumstances); and
●	A ratio of Consolidated Secured Recourse Indebtedness to Consolidated Total Assets (“Maximum Secured Recourse Indebtedness”) of not more than 10%.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding the Company’s investing and financing activities that were applicable during a specified waiver period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into further amendments to each of the unsecured credit facilities (the “March 2021 amendments”) to extend the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ended June 30, 2022, and extending to March 31, 2022 for the remaining two covenants (unless, in each case, the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The March 2021 amendments provided for continued restrictions on the Company’s ability to make cash distributions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status.

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

The March 2021 amendments also modified certain of the existing financial maintenance covenants to less restrictive levels upon exiting the Extended Covenant Waiver Period as follows:

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

Except as otherwise set forth in the amendments described above, the terms of the credit agreements remained in effect.

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021 pursuant to the terms of each of its unsecured credit facilities. Upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021.

As of June 30, 2022, the Company met the applicable financial maintenance covenants based on the results of the twelve months ended June 30, 2022 at the levels required for the fifth fiscal quarter tested upon exiting the Extended Covenant Waiver Period. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit.

Index

2022 Debt Refinancing

On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, increasing the borrowing capacity to $1.2 billion and extending the maturity dates (the “$1.2 billion credit facility”). The $1.2 billion credit facility is comprised of (i) a $650 million revolving credit facility with an initial maturity date of July 25, 2026, (ii) a $275 million term loan with a maturity date of July 25, 2027, funded at closing, and (iii) a $300 million term loan with a maturity date of January 31, 2028, of which $200 million was funded at closing and the remaining $100 million will be available to the Company in the form of a delayed draw term loan which allows up to four remaining draws within 180 days of closing. At closing, the Company repaid the outstanding $425 million term loans and $50 million outstanding under the Revolving Credit Facility under the $850 million credit facility with proceeds from the $1.2 billion credit facility. Subject to certain conditions, including covenant compliance and additional fees, the $650 million revolving credit facility maturity date may be extended up to one year. The credit agreement for the $1.2 billion credit facility contains mandatory prepayment requirements, customary affirmative and negative covenants (as described below), restrictions on certain investments and events of default, which are similar to the terms of the previous credit agreement for the $850 million credit facility. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $1.2 billion credit facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual SOFR rate for the selected interest period plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the $650 million revolving credit facility, based on the amount of borrowings outstanding during the quarter.

The credit agreement for the $1.2 billion credit facility requires the Company and its subsidiaries to comply with various financial maintenance covenants, which include:

•	Maximum Consolidated Leverage Ratio of not more than 7.25 to 1.00;
•	Maximum Secured Leverage Ratio of not more than 45%;
•

A minimum Consolidated Tangible Net Worth of approximately $3.4 billion plus an amount equal to 75% of the Net Cash Proceeds from issuances and sales of Equity Interests occurring after the Closing Date, July 25, 2022, subject to adjustment;

•	Minimum Fixed Charge Coverage Ratio of not less than 1.50 to 1.00 for the trailing four full quarters;
•	Minimum Unsecured Interest Coverage Ratio of not less than 2.00 to 1.00 for the trailing four full quarters;
•	Maximum Unsecured Leverage Ratio of not more than 60% (subject to a higher level in certain circumstances); and
•	Maximum Secured Recourse Indebtedness of not more than 10%.

In addition, in July 2022, the Company amended all of the other unsecured credit facilities to align the financial covenants with the amended $1.2 billion credit facility and to replace the reference rate used (LIBOR) with SOFR plus 0.10% as applicable. No changes were made to margin rates.

A summary of the 2022 debt refinancing is set forth below. All dollar amounts are in thousands.

	2022 Refinancing			Prior to Refinancing
	Capacity	Maturity Date	Interest Rate	Capacity	Maturity Date	Interest Rate
Revolving credit facility	$650,000	7/25/2026	SOFR + 0.10% + 1.40% - 2.25%	$425,000	7/27/2022	LIBOR + 1.40% - 2.25%
Term loan	275,000	7/25/2027	SOFR + 0.10% + 1.35% - 2.20%	200,000	7/27/2023	LIBOR + 1.35% - 2.20%
Term loan	300,000	1/31/2028	SOFR + 0.10% + 1.35% - 2.20%	225,000	1/31/2024	LIBOR + 1.35% - 2.20%
Total	$1,225,000			$850,000

Index

Mortgage Debt

As of June 30, 2022, the Company had approximately $366.0 million in outstanding mortgage debt secured by 22 properties with maturity dates ranging from October 2022 to May 2038 and both stated and effective interest rates ranging from 3.40% to 4.97%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of June 30, 2022 and December 31, 2021 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of June 30, 2022	Outstanding balance as of December 31, 2021
Seattle, WA	(2)	4.00%	8/16/2021	(4)	$56,000	$-	$56,000
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	(5)	11,810	-	9,075
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	(5)	12,650	-	9,720
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	(5)	5,732	-	4,550
Kirkland, WA	Courtyard	5.00%	3/1/2014	(5)	12,145	-	9,640
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	(5)	15,060	-	11,954
Seattle, WA	Residence Inn	4.96%	3/1/2014	(5)	28,269	-	22,412
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	(6)	23,230	17,595	17,959
Somerset, NJ	Courtyard	4.73%	3/1/2014	(6)	8,750	6,759	6,903
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	(6)	9,431	7,285	7,440
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,334	6,473
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	5,030	5,141
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	14,144	14,456
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	12,722	13,000
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	21,574	21,981
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,173	8,320
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	28,912	29,415
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,170	12,318
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,681	20,214	20,460
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	21,438	21,680
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	21,715	22,098
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	21,638	22,019
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	16,108	16,392
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	25,455	25,845
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	13,885	14,098
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,297	14,447
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,297	14,447
Portland, ME (3)	Residence Inn	3.43%	3/2/2020	3/1/2032	33,500	30,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	25,741	26,303
					$572,110	365,986	498,046
Unamortized fair value adjustment of assumed debt						867	1,010
Unamortized debt issuance costs						(1,303)	(1,487)
Total						$365,550	$497,569

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

(3)	Loan was amended effective March 1, 2022, in conjunction with a $3.0 million prepayment of loan principal. In addition, the maturity date of the loan was extended by two years to March 1, 2032.
(4)	Loan was repaid in full on June 16, 2022.
(5)	Loans were repaid in full on June 30, 2022.
(6)	Loans were repaid in full on August 1, 2022.

Index

5. Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of June 30, 2022, the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion and $1.3 billion, respectively. As of December 31, 2021, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. As discussed in Note 1, the Company entered into amendments of its swap agreements during July 2022, to replace LIBOR with SOFR. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of June 30, 2022 and December 31, 2021. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at June 30, 2022	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	June 30, 2022	December 31, 2021
Active interest rate swaps designated as cash flow hedges at June 30, 2022:
$100,000	4/7/2016	9/30/2016	3/31/2023	1.33%	$1,213	$(955)
75,000	5/31/2017	7/31/2017	6/30/2024	1.96%	1,616	(1,902)
10,000	8/10/2017	8/10/2017	6/30/2024	2.01%	211	(268)
50,000	6/1/2018	1/31/2019	6/30/2025	2.89%	36	(3,123)
50,000	7/2/2019	7/5/2019	7/18/2024	1.65%	1,399	(894)
50,000	8/21/2019	8/23/2019	8/18/2024	1.32%	1,780	(457)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	1,798	(455)
85,000	12/31/2019	12/31/2019	12/31/2029	1.86%	5,856	(3,277)
25,000	12/6/2018	1/31/2020	6/30/2025	2.75%	117	(1,442)
50,000	12/7/2018	5/18/2020	1/31/2024	2.72%	294	(1,965)
75,000	8/21/2019	5/18/2020	5/18/2025	1.27%	3,478	(458)
75,000	7/31/2020	8/18/2020	8/18/2022	0.13%	169	79
75,000	8/21/2019	5/18/2021	5/18/2026	1.30%	4,363	(391)
$770,000					$22,330	$(15,508)

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of June 30, 2022, all of the 13 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $8.7 million of net unrealized gains included in accumulated other comprehensive income at June 30, 2022 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

Index

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Interest rate derivatives in cash flow hedging relationships	$9,055	$(4,131)	$(1,564)	$(2,775)

	Net Unrealized Gain Recognized in Other Comprehensive Income (Loss)		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate derivatives in cash flow hedging relationships	$33,519	$9,236	$(4,319)	$(5,490)

6. Related Parties

The Company has, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2021 Form 10-K. Below is a summary of the significant related party relationships in effect during the six months ended June 30, 2022 and 2021.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the six months ended June 30, 2022 and 2021 totaled approximately $0.4 million and $0.3 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of June 30, 2022 and December 31, 2021, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation and investor and public relations purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation and investor and public relations purposes, and reimburses this entity at third party rates. Total costs incurred for the use of these aircraft during the six months ended June 30, 2022 and 2021 were less than $0.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

7. Shareholders’ Equity

Distributions

For the three and six months ended June 30, 2022, the Company paid distributions of $0.15 and $0.21, respectively, per common share for a total of $34.3 million and $48.0 million, respectively. During the three and six months ended June 30, 2021, the Company paid distributions of $0.01 per common share for a total of $2.2 million. Additionally, in June 2022, the Company declared a monthly cash distribution of $0.05 per common share, totaling $11.4 million, which was recorded as a payable as of June 30, 2022 and paid on July 15, 2022. As of December 31, 2021, a quarterly distribution of $0.01 per common share declared in December 2021 totaled $2.3 million and was paid on January 18, 2022. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Issuance of Shares

The Company has entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). Since inception of the ATM Program in August 2020 through June 30, 2022, the Company has sold approximately 4.7 million common shares at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under its Revolving Credit Facility and for general corporate purposes, including acquisitions of hotel properties. As of June 30, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the six months ended June 30, 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program to continue to pay down borrowings under its Revolving Credit Facility (if any). The Company plans to use the corresponding increased availability under the Revolving Credit Facility for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2022, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the six months ended June 30, 2022, the Company purchased, under its Share Repurchase Program, less than 0.1 million of its common shares at a weighted-average market purchase price of approximately $14.42 per common share for an aggregate purchase price, including commissions, of approximately $0.1 million. The shares were repurchased under a written trading plan as part of the Share Repurchase Program that provided for share repurchases in open market transactions and that was intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon the prevailing market conditions, regulatory requirements and other factors. As of June 30, 2022, approximately $344.9 million remained available for purchase under the Share Repurchase Program.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management team. Under the incentive plan for 2022 (the “2022 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2022 performance measures, with one-half (50%) of incentive compensation based on operational performance goals and metrics and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational performance goals and metrics, 25% of the target will be based on modified funds from operations per share (as defined within this Quarterly Report on Form 10-Q) and 75% of the target will be based on operational performance goals including: management of capital structure; environmental, social and governance goals; evaluation and pursuit of accretive transactions; effective execution of capital renovation plans; and management of operating expenses to maximize Adjusted Hotel EBITDA (as defined within this Quarterly Report on Form 10-Q). At June 30, 2022, the range of potential aggregate payouts under the 2022 Incentive Plan was $0 - $25.0 million. Based on performance through June 30, 2022, the Company has accrued approximately $8.0 million as a liability for potential executive incentive compensation payments under the 2022 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of June 30, 2022. Compensation expense recognized by the Company under the 2022 Incentive Plan is included in general and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $4.3 million and $8.0

Index

million for the three and six months ended June 30, 2022. Approximately 25% of target awards under the 2022 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2023.

Under the incentive plan for 2021 (the “2021 Incentive Plan”), the Company recorded approximately $3.1 million and $6.0 million in general and administrative expenses in its consolidated statement of operations for the three and six months ended June 30, 2021.

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

(1)

Of the total 2021 share-based compensation, approximately $12.9 million was recorded as a liability as of December 31, 2021 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2021. The remaining $2.5 million, which is subject to vesting on December 9, 2022 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2022. For the three and six months ended June 30, 2022, the Company recognized approximately $0.7 million and $1.3 million respectively, of share-based compensation expense related to restricted share awards.

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

9. Subsequent Events

On July 15, 2022, the Company paid approximately $11.4 million, or $0.05 per common share, in distributions to shareholders of record as of July 5, 2022.

In July 2022, the Company declared a monthly cash distribution of $0.05 per common share for the month of August 2022. The distribution is payable on August 15, 2022, to shareholders of record as of August 2, 2022.

In July 2022, the Company refinanced its $850 million credit facility and amended all other unsecured credit facilities to align the financial covenants with the amended $1.2 billion credit facility and to replace the reference rate used (LIBOR) with SOFR plus 0.10% as applicable. See Note 4 for additional information on the Company’s debt refinancing.

On August 1, 2022, the Company repaid in full three secured mortgage loans for a total of $31.7 million. See Note 4 for additional information concerning these transactions.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of June 30, 2022, the Company owned 219 hotels with an aggregate of 28,748 rooms located in urban, high-end suburban and developing markets throughout 36 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

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

Since the beginning of the pandemic and through the first six months of 2022, the Company, with the support of its management companies and brands, has taken steps to minimize costs and cash outflow to operate efficiently and maximize performance. The Company has implemented cost elimination and efficiency initiatives at each of its hotels by adjusting operations to manage total labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts; enhanced its sales efforts by strategically targeting available demand; reduced capital improvement projects in 2020 and 2021; and entered into amendments to its unsecured credit facilities that provided for the temporary waiver of financial covenant testing for the majority of its financial maintenance covenants until June 30, 2022 (the Company exited the waiver period in July 2021 due to improved financial performance). Cost reduction initiatives, including those discussed above have not, and are not expected to, materially offset revenue losses from COVID-19.

The extent and duration of the COVID-19 effects remain unknown, and these uncertainties continue to make it difficult to project operating results. The Company has experienced significant improvement in its business during the twelve months ended December 31, 2021 and through the first six months of 2022 driven by strength in leisure, small group and local negotiated business demand. While the Company has seen continued improvement in overall business demand, it anticipates that some larger corporate demand drivers may take longer to fully recover.

Hotel Operations

As of June 30, 2022, the Company owned 219 hotels with a total of 28,748 rooms as compared to 232 hotels with a total of 29,753 rooms as of June 30, 2021. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the six months ended June 30, 2022, the Company did not acquire or dispose of any properties. During the same period of 2021, the Company acquired one newly constructed hotel on February 18, 2021 and sold three properties in three separate transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below. RevPAR and operating results may be impacted by regional and local economies as well as changes in lodging demands due to macroeconomic factors including inflationary pressures, higher energy prices or a recessionary environment.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except statistical data)	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenue	$337,668	100.0%	$247,404	100.0%	36.5%	$598,146	100.0%	$406,117	100.0%	47.3%
Hotel operating expense	182,515	54.1%	135,410	54.7%	34.8%	336,517	56.3%	239,150	58.9%	40.7%
Property taxes, insurance and other expense	18,779	5.6%	17,321	7.0%	8.4%	37,458	6.3%	37,009	9.1%	1.2%
General and administrative expense	10,307	3.1%	8,435	3.4%	22.2%	19,945	3.3%	16,554	4.1%	20.5%

Loss on impairment of depreciable real estate assets	-		-		n/a	-		10,754		n/a
Depreciation and amortization expense	45,322		46,386		-2.3%	90,646		95,096		-4.7%
Gain (loss) on sale of real estate	-		(864)		n/a	-		3,620		n/a
Interest and other expense, net	15,198		18,618		-18.4%	29,852		37,131		-19.6%
Income tax expense	202		87		132.2%	381		195		95.4%

Net income (loss)	65,345		20,283		222.2%	83,347		(26,152)		n/a
Adjusted Hotel EBITDA (1)	136,515		94,814		44.0%	224,451		130,241		72.3%

Number of hotels owned at end of period	219		232		-5.6%	219		232		-5.6%
ADR	$153.35		$120.56		27.2%	$145.84		$111.19		31.2%
Occupancy	77.9%		70.7%		10.2%	72.5%		63.2%		14.7%
RevPAR	$119.41		$85.28		40.0%	$105.77		$70.23		50.6%

Index

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

The following table highlights the Company’s quarterly ADR, Occupancy, RevPAR, net income and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”), all of which have been impacted by COVID-19, during the last five quarters (in thousands except statistical data):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2021	2021	2021	2022	2022

ADR	$120.56	$140.02	$131.04	$137.03	$153.35
Occupancy	70.7%	71.5%	67.5%	67.1%	77.9%
RevPAR	$85.28	$100.14	$88.43	$91.98	$119.41
Net income	$20,283	$31,759	$13,221	$18,002	$65,345
Adjusted Hotel EBITDA (1)	$94,814	$105,423	$84,609	$87,936	$136,515

(1)	See reconciliation of Adjusted Hotel EBITDA to net income (loss) in “Non-GAAP Financial Measures” below.

While the Company experienced its most significant decline in operating results (driven by the impact of COVID-19) during 2020 and the first quarter of 2021, occupancy and RevPAR have since shown improvement with a RevPAR increase of 40.0% and 50.6% for the three and six months ended June 30, 2022, compared to the same periods in 2021. Although the Company expects continued recovery in rate and occupancy, it is difficult to project the pace at which the Company will experience a full recovery to pre-pandemic levels and future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, new COVID-19 variants, state and local governments and businesses reverting to tighter COVID-19 mitigation restrictions, deterioration of consumer sentiment, labor shortages, supply chain disruptions, a recessionary macroeconomic environment or inflationary pressures.

Comparable Hotels Operating Results

The following tables reflect certain operating statistics for the Company’s 219 hotels owned as of June 30, 2022 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 219 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended June 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$153.35	$122.69	25.0%	$145.14	5.7%
Occupancy	77.9%	70.7%	10.2%	81.6%	-4.5%
RevPAR	$119.41	$86.71	37.7%	$118.41	0.8%

	Six Months Ended June 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$145.84	$112.79	29.3%	$142.64	2.2%
Occupancy	72.5%	63.1%	14.9%	77.7%	-6.7%
RevPAR	$105.77	$71.14	48.7%	$110.90	-4.6%

Index

Same Store Operating Results

The following tables reflect certain operating statistics for the 204 hotels owned by the Company as of January 1, 2019 and during the entirety of the reporting periods being compared (“Same Store Hotels”). Comparisons to 2019 operating results are included to provide a better understanding of the Company’s recovery from the impact of COVID-19 on hotel operations. This information has not been audited.

	Three Months Ended June 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$152.07	$121.99	24.7%	$144.35	5.3%
Occupancy	78.0%	71.4%	9.2%	81.8%	-4.6%
RevPAR	$118.64	$87.07	36.3%	$118.07	0.5%

	Six Months Ended June 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$144.52	$112.29	28.7%	$141.99	1.8%
Occupancy	72.8%	63.7%	14.3%	78.0%	-6.7%
RevPAR	$105.23	$71.56	47.1%	$110.76	-5.0%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s Same Store Hotels revenue and operating results improved during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, which is consistent with the overall lodging industry. While the Company’s Same Store Hotels RevPAR was down approximately 5.0% for the six months ended June 30, 2022, compared to the same period in 2019 (the last year prior to the COVID-19 pandemic), RevPAR was approximately 0.5% higher for the three months ended June 30, 2022 compared to the same period in 2019. Though the Company anticipates further improvement to RevPAR compared to 2021, the Company can give no assurances as to the amount or period of improvement due to the uncertainty regarding the duration and long-term impact of COVID-19.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended June 30, 2022 and 2021, the Company had total revenue of $337.7 million and $247.4 million, respectively. For the six months ended June 30, 2022 and 2021, the Company had total revenue of $598.1 million and $406.1 million, respectively. For the three months ended June 30, 2022 and 2021, respectively, Comparable Hotels achieved combined average occupancy of 77.9% and 70.7%, ADR of $153.35 and $122.69 and RevPAR of $119.41 and $86.71. For the six months ended June 30, 2022 and 2021, respectively, Comparable Hotels achieved combined average occupancy of 72.5% and 63.1%, ADR of $145.84 and $112.79 and RevPAR of $105.77 and $71.14. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same periods in 2021, during the three and six months ended June 30, 2022, the Company experienced increases in ADR and occupancy, resulting in increases of 37.7% and 48.7%, respectively, in RevPAR for Comparable Hotels. Compared to the same periods of 2019 (pre-COVID-19), Comparable Hotels RevPAR for the second quarter of 2022 increased by 0.8% and for the first half of 2022 decreased by 4.6% primarily as a result of increases in ADR, offset by reductions in occupancy. Revenue recovery in the three and six months ended June 30, 2022, as compared to the same periods of 2021 was led by leisure transient and small group demand, with increased demand from small corporate business. Suburban markets continued to see stronger demand than urban markets and the Sun Belt generally outperformed other regions of the U.S. throughout the hospitality industry. The Company expects improvement to continue, however, future revenues could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter mitigation restrictions, or deterioration of consumer sentiment.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended June 30, 2022 and 2021 totaled $182.5 million and $135.4 million, respectively, or 54.1% and 54.7% of total revenue for the respective periods. Hotel operating expense for the six months ended June 30, 2022 and 2021 totaled $336.5 million and $239.2 million, respectively, or 56.3% and 58.9% of total revenue for the respective periods. Comparatively, prior to COVID-19, hotel operating expense was 54.9% and 56.2% of total revenue for the three and six months ended June 30, 2019.

Index

The impact of the pandemic has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company worked to reduce costs associated with operating hotels in a lower occupancy environment than that experienced prior to COVID-19. As occupancy has increased, adding staff to meet increased demand has been challenging, and while the Company’s hotels made progress in filling open positions through the first two quarters of 2022, they have often done so at higher wage rates as compared to 2021 or with more expensive contract labor. Likewise, supply chain disruptions and broader inflationary pressures throughout the overall economy and global tensions have driven shortages and cost increases for materials and supplies such as food and equipment. The Company continues to work with its management companies to realize operational efficiencies and mitigate the impact of cost pressures resulting from supply chain shortages, inflation and staffing challenges. The Company will continue to evaluate and work with its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences including evaluating staffing levels at its hotels to maximize efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended June 30, 2022 and 2021 was $18.8 million and $17.3 million, respectively, or 5.6% and 7.0% of total revenue for the respective periods. The increase was primarily due to increases in property taxes in certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. For the six months ended June 30, 2022 and 2021, property taxes, insurance and other expense totaled $37.5 million and $37.0 million, or 6.3% and 9.1% of total revenue for the respective periods. The Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted, and will continue to monitor locality guidance as a result of COVID-19.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2022 and 2021 was $10.3 million and $8.4 million, respectively, or 3.1% and 3.4% of total revenue for the respective periods. For the six months ended June 30, 2022 and 2021, general and administrative expense was $19.9 million and $16.6 million, respectively, or 3.3% and 4.1% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense for the three and six months ended June 30, 2022 compared to the same periods in 2021, was primarily due to increased accruals of $1.2 million and $2.0 million, respectively, related to executive incentive compensation, based on operational and shareholder return performance through June 30, 2022 and estimated for the remainder of the year.

Loss on Impairment of Depreciable Real Estate Assets

The Company did not recognize any loss on the impairment of depreciable real estate assets for the six months ended June 30, 2022. Loss on impairment of depreciable real estate assets was $10.8 million for the six months ended June 30, 2021, consisting of impairment losses of $1.3 million for the Overland Park, Kansas SpringHill Suites and $9.4 million for four hotel properties identified by the Company in the first quarter of 2021 for potential sale. See Note 3 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $45.3 million and $46.4 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $90.6 million and $95.1 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The decreases of approximately $1.1 million and $4.5 million, respectively, for the three and six months ended June 30, 2022 were primarily due to the hotel dispositions completed throughout 2021, partially offset by acquisitions completed throughout 2021 and renovations completed throughout 2022.

Interest and Other Expense, net

Interest and other expense, net for the three months ended June 30, 2022 and 2021 was

Index

$15.2 million and $18.6 million, respectively. For the six months ended June 30, 2022 and 2021, interest and other expense, net was $29.9 million and $37.1 million, respectively. Interest and other expense, net for the six months ended June 30, 2022 is net of approximately $0.3 million of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the three months ended June 30, 2022 and 2021 includes approximately $1.5 million and $2.9 million, respectively, of interest recorded on the Company’s finance lease liabilities. For the six months ended June 30, 2022 and 2021, interest and other expense, net includes approximately $2.9 million and $5.8 million, respectively, of interest recorded on the Company’s finance lease liabilities.

Interest expense related to the Company’s debt instruments for the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021 as a result of both lower average borrowings and lower average interest rates as the Company paid higher rates due to its covenant waiver status during the first six months of 2021. The Company anticipates interest expense for the second half of 2022 to be similar to the second half of 2021 due to reduced average borrowings offset by higher interest rates. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional discussion of the Company’s amended unsecured credit facilities. In addition, interest on the Company’s finance leases decreased $2.9 million for the six months ended June 30, 2022 compared to the same period in 2021, due to the August 16, 2021 purchase of the fee interest in the land at the Company’s Seattle, Washington Residence Inn that was previously under a ground lease.

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

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$65,345	$20,283	$83,347	$(26,152)
Depreciation of real estate owned	44,557	44,764	89,117	91,852
(Gain) loss on sale of real estate	-	864	-	(3,620)
Loss on impairment of depreciable real estate assets	-	-	-	10,754
Funds from operations	109,902	65,911	172,464	72,834
Amortization of finance ground lease assets	760	1,618	1,519	3,235
Amortization of favorable and unfavorable operating leases, net	103	98	202	196
Non-cash straight-line operating ground lease expense	38	43	78	87
Modified funds from operations	$110,803	$67,670	$174,263	$76,352

Index

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

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$65,345	$20,283	$83,347	$(26,152)
Depreciation and amortization	45,322	46,386	90,646	95,096
Amortization of favorable and unfavorable operating leases, net	103	98	202	196
Interest and other expense, net	15,198	18,618	29,852	37,131
Income tax expense	202	87	381	195
EBITDA	126,170	85,472	204,428	106,466
(Gain) loss on sale of real estate	-	864	-	(3,620)
Loss on impairment of depreciable real estate assets	-	-	-	10,754
EBITDAre	126,170	86,336	204,428	113,600
Non-cash straight-line operating ground lease expense	38	43	78	87
Adjusted EBITDAre	126,208	86,379	204,506	113,687
General and administrative expense	10,307	8,435	19,945	16,554
Adjusted Hotel EBITDA	$136,515	$94,814	$224,451	$130,241

Index

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the last five quarters (in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2021	2021	2021	2022	2022
Net income	$20,283	$31,759	$13,221	$18,002	$65,345
Depreciation and amortization	46,386	44,217	45,158	45,324	45,322
Amortization of favorable and unfavorable operating leases, net	98	98	99	99	103
Interest and other expense, net	18,618	15,977	14,640	14,654	15,198
Income tax expense	87	114	159	179	202
EBITDA	85,472	92,165	73,277	78,258	126,170
(Gain) loss on sale of real estate	864	(44)	68	-	-
EBITDAre	86,336	92,121	73,345	78,258	126,170
Non-cash straight-line operating ground lease expense	43	41	41	40	38
Adjusted EBITDAre	86,379	92,162	73,386	78,298	126,208
General and administrative expense	8,435	13,261	11,223	9,638	10,307
Adjusted Hotel EBITDA	$94,814	$105,423	$84,609	$87,936	$136,515

Hotels Owned

As of June 30, 2022, the Company owned 219 hotels with an aggregate of 28,748 rooms located in 36 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	40	5,593
Hampton	37	4,953
Courtyard	33	4,653
Homewood Suites	30	3,417
Residence Inn	29	3,548
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,245
TownePlace Suites	9	931
Hyatt Place	3	411
Marriott	2	619
Embassy Suites	2	316
Independent	2	263
AC Hotels	1	178
Aloft	1	157
Hyatt House	1	105
Total	219	28,748

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
Arkansas	2	248
California	26	3,721
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	4	479
Iowa	3	301
Kansas	3	320
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	8	881
Ohio	2	252
Oklahoma	4	545
Oregon	1	243
Pennsylvania	3	391
South Carolina	5	590
Tennessee	11	1,337
Texas	27	3,328
Utah	3	393
Virginia	12	1,722
Washington	3	490
Wisconsin	1	176
Total	219	28,748

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 219 hotels the Company owned as of June 30, 2022:

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	HHM	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Independent	Crestline	10/9/2019	55
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	413
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					28,748

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

As of June 30, 2022, the Company had $1.4 billion of total outstanding debt consisting of $366.0 million of mortgage debt and $1.0 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of June 30, 2022, the Company had available corporate cash on hand of approximately $1.6 million as well as unused borrowing capacity under its Revolving Credit Facility of approximately $359 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of June 30, 2022.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company entered into amendments in June 2020 that suspended the testing of the Company’s existing financial maintenance covenants under the unsecured credit facilities. These amendments imposed certain restrictions regarding the Company’s investing and financing activities that were applicable during a specified waiver period. On March 1, 2021, as a result of the continued disruption from COVID-19 and the related uncertainty with respect to the Company’s future operating results, the Company entered into the March 2021 amendments to extend

Index

the covenant waiver period for all but two of the Company’s existing financial maintenance covenants until the date that the compliance certificate was required to be delivered for the fiscal quarter ended June 30, 2022, and extending to March 31, 2022 for the remaining two covenants (unless, in each case, the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The March 2021 amendments provided for continued restrictions on the Company’s ability to make cash distributions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status.

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

On June 2, 2022, the Company entered into an unsecured $75 million senior notes facility with a maturity date of June 2, 2029. The Company used the net proceeds from the $75 million senior notes facility for general corporate purposes, including the repayment of borrowings under the Company’s Revolving Credit Facility and repayment of mortgage debt.

In July 2022, the Company entered into an amendment and restatement of its $850 million credit facility, increasing the borrowing capacity to $1.2 billion. The amendment and restatement effectively extended the maturity date of the facility and changed the reference rate of the facility from LIBOR to SOFR plus 10 basis points plus a margin ranging from 1.35% to 2.25% depending on the Company’s leverage ratio.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt agreements as of June 30, 2022 and amendments to those agreements subsequent to that date.

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

The Company has entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under the ATM Program under the Company’s prior shelf registration statement and the current shelf registration statement described above. Since inception of the ATM Program in August 2020 through June 30, 2022, the Company has sold approximately 4.7 million common shares at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its Revolving Credit Facility and for general corporate purposes, including acquisitions of hotel properties. As of June 30, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the first two quarters of 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program to continue to pay down borrowings under its Revolving Credit Facility (if any). The Company plans to use the corresponding increased availability under the Revolving Credit Facility for general corporate

Index

purposes which may include, among other things, acquisitions of additional properties, the repayment of other outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. During the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. As discussed above, in July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period effective on July 29, 2021. As a result, upon exiting the Extended Covenant Waiver Period, the Company is no longer subject to the restrictions on distributions that were applicable during the Extended Covenant Waiver Period. On February 22, 2022, the Company announced that its Board of Directors reinstated its policy of distributions on a monthly basis, with the first monthly cash distribution paid on March 15, 2022. On June 20, 2022, the Company declared a monthly cash distribution of $0.05 per common share for the month of July, paid on July 15, 2022, to shareholders of record as of July 5, 2022. For the three and six months ended June 30, 2022, the Company paid distributions of $0.15 and $0.21, respectively, per common share for a total of $34.3 million and $48.0 million, respectively.

The Company, as it has done historically due to seasonality, may use its Revolving Credit Facility to maintain the consistency of distributions, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company or to the extent required to maintain REIT status. If cash flow from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a real estate investment trust. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2022, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the six months ended June 30, 2022, the Company purchased, under its Share Repurchase Program, less than 0.1 million of its common shares at a weighted-average market purchase price of approximately $14.42 per common share for an aggregate purchase price, including commissions, of approximately $0.1 million. The shares were repurchased under a written trading plan as part of the Share Repurchase Program that provided for share repurchases in open market transactions and that was intended to comply with Rule 10b5-1 under the Exchange Act. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of June 30, 2022, approximately $344.9 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2022, the Company held approximately $34.1 million in reserve related to these properties. During the six months ended June 30, 2022, the Company invested approximately $16.6 million in capital expenditures. The Company anticipates spending approximately $55 to $65 million during 2022, which includes various renovation projects for approximately 20 to 25 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Index

Upcoming Debt Maturities and Debt Service Payments

The Company has approximately $191.5 million of principal and interest payments due on its debt over the next 12 months. Included in this total is $66.0 million due under the Company’s Revolving Credit Facility, which was scheduled to mature on July 27, 2022, but was amended and restated on July 25, 2022, extending the initial maturity date to July 25, 2026. Also included in the total above is approximately $69.9 million of mortgage loans maturing in the second half of 2022 and first half of 2023, of which the Company paid off $31.7 million on August 1, 2022 using borrowings under its unsecured credit facilities, and the remainder of which the Company plans to pay off using borrowings under its Revolving Credit Facility and/or new financing. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Hotel Purchase Contract Commitments

As of June 30, 2022, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel in Madison, Wisconsin for an expected purchase price of approximately $78.6 million. The hotel is currently under development and is expected to be completed and opened for business in early 2024, as a 260-room Embassy Suites. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel.

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

Index

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of recently issued accounting standards in the six months ended June 30, 2022.

Subsequent Events

On July 15, 2022, the Company paid approximately $11.4 million, or $0.05 per common share, in distributions to shareholders of record as of July 5, 2022.

In July 2022, the Company declared a monthly cash distribution of $0.05 per common share for the month of August 2022. The distribution is payable on August 15, 2022, to shareholders of record as of August 2, 2022.

In July 2022, the Company refinanced its $850 million credit facility and amended all other unsecured credit facilities to align the financial covenants with the amended $1.2 billion credit facility and to replace the reference rate used (LIBOR) with SOFR plus 0.10% as applicable. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10Q, for additional information on the Company’s debt refinancing.

On August 1, 2022, the Company repaid in full three secured mortgage loans for a total of $31.7 million. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of June 30, 2022, after giving effect to interest rate swaps, as described below, approximately $116.0 million, or approximately 8% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of June 30, 2022, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.2 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of June 30, 2022, the Company’s variable-rate debt consisted of its unsecured credit facilities, including borrowings outstanding under its Revolving Credit Facility and $820 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of June 30, 2022, the Company had 13 interest rate swap agreements that effectively fix the interest payments on approximately $770.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from August 2022 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month LIBOR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of June 30, 2022.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at June 30, 2022, and does not give effect to the debt refinancing in July 2022. All dollar amounts are in thousands.

	July 1 - December 31, 2022	2023	2024	2025	2026	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$102,770	$296,214	$338,597	$245,140	$74,649	$319,616	$1,376,986	$1,338,908
Average interest rates (1)	3.6%	3.7%	3.8%	3.9%	3.9%	4.0%

Variable-rate debt:
Maturities	$66,000	$250,000	$310,000	$175,000	$-	$85,000	$886,000	$888,650
Average interest rates (1)	3.3%	3.4%	3.6%	3.6%	3.5%	3.8%

Fixed-rate debt:
Maturities	$36,770	$46,214	$28,597	$70,140	$74,649	$234,616	$490,986	$450,258
Average interest rates	4.1%	4.1%	4.1%	4.0%	4.0%	4.1%

(1)	The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the second quarter of 2022, the Company completed the implementation of a new accounting system which replaced its prior accounting system. The new system enhances the flow of financial information and improves certain accounting processes and procedures. Management has taken the necessary steps to ensure that appropriate controls were designed and implemented where necessary as the new accounting system was implemented.

Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the second quarter of 2022.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2022	-	-	-	$345,000
May 1 - May 31, 2022	-	-	-	$345,000
June 1 - June 30, 2022	10,033	$14.42	10,033	$344,855
Total	10,033		10,033

(1)

Represents amount outstanding under the Company's authorized $345 million Share Repurchase Program. This program, which was announced in 2015 and most recently extended in May 2022, may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated earlier or further extended.

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

10.1

Third Amended and Restated Credit Agreement dated as of July 25, 2022, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed July 27, 2022)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as Inline XBRL and contained in Exhibit 101.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: August 4, 2022
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: August 4, 2022
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: August 4, 2022
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)