Form 10-Q
period 2022-09-30
Apple Hospitality REIT, Inc.
filed 2022-11-07
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of registrant’s common shares outstanding as of November 4, 2022: 228,752,610

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,446,221 and $1,311,262, respectively	$4,567,000	$4,677,185
Cash and cash equivalents	25,573	3,282
Restricted cash-furniture, fixtures and other escrows	38,821	36,667
Due from third party managers, net	65,110	40,052
Other assets, net	80,999	33,341
Total Assets	$4,777,503	$4,790,527

Liabilities
Debt, net	$1,318,319	$1,438,758
Finance lease liabilities	111,969	111,776
Accounts payable and other liabilities	94,219	92,672
Total Liabilities	1,524,507	1,643,206

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,833,710 and 228,255,642 shares, respectively	4,579,198	4,569,352
Accumulated other comprehensive income (loss)	38,354	(15,508)
Distributions greater than net income	(1,364,556)	(1,406,523)
Total Shareholders' Equity	3,252,996	3,147,321

Total Liabilities and Shareholders' Equity	$4,777,503	$4,790,527

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Room	$315,940	$260,415	$866,286	$640,062
Food and beverage	11,870	6,315	32,353	14,186
Other	13,340	10,434	40,657	29,033
Total revenue	341,150	277,164	939,296	683,281

Expenses:
Hotel operating expense:
Operating	81,320	61,954	221,715	153,290
Hotel administrative	27,516	23,126	78,711	62,408
Sales and marketing	28,533	23,015	78,494	58,283
Utilities	13,383	11,410	34,226	31,322
Repair and maintenance	15,632	12,600	43,468	34,711
Franchise fees	14,949	12,274	41,015	30,058
Management fees	11,734	9,574	31,955	23,031
Total hotel operating expense	193,067	153,953	529,584	393,103
Property taxes, insurance and other	19,052	17,927	56,510	54,936
General and administrative	10,271	13,261	30,216	29,815
Loss on impairment of depreciable real estate assets	-	-	-	10,754
Depreciation and amortization	45,135	44,217	135,781	139,313
Total expense	267,525	229,358	752,091	627,921

Gain on sale of real estate	1,785	44	1,785	3,664

Operating income	75,410	47,850	188,990	59,024

Interest and other expense, net	(14,933)	(15,977)	(44,785)	(53,108)

Income before income taxes	60,477	31,873	144,205	5,916

Income tax expense	(1,331)	(114)	(1,712)	(309)

Net income	$59,146	$31,759	$142,493	$5,607

Other comprehensive income:
Interest rate derivatives	16,024	3,426	53,862	18,152

Comprehensive income	$75,170	$35,185	$196,355	$23,759

Basic and diluted net income per common share	$0.26	$0.14	$0.62	$0.02

Weighted average common shares outstanding - basic and diluted	228,991	228,436	228,992	225,664

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended September 30, 2022 and 2021
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at June 30, 2022	228,886	$4,579,590	$22,330	$(1,380,294)	$3,221,626
Share based compensation, net	45	996	-	-	996
Equity issuance costs	-	(12)	-	-	(12)
Common shares repurchased	(97)	(1,376)	-	-	(1,376)
Interest rate derivatives	-	-	16,024	-	16,024
Net income	-	-	-	59,146	59,146
Distributions declared to shareholders ($0.19 per share)	-	-	-	(43,408)	(43,408)
Balance at September 30, 2022	228,834	$4,579,198	$38,354	$(1,364,556)	$3,252,996

Balance at June 30, 2021	228,341	$4,569,332	$(28,076)	$(1,446,933)	$3,094,323
Share based compensation, net	13	915	-	-	915
Issuance of common shares, net	-	(30)	-	-	(30)
Interest rate derivatives	-	-	3,426	-	3,426
Net income	-	-	-	31,759	31,759
Distributions declared to shareholders ($0.01 per share)	-	-	-	(2,279)	(2,279)
Balance at September 30, 2021	228,354	$4,570,217	$(24,650)	$(1,417,453)	$3,128,114

Nine Months Ended September 30, 2022 and 2021
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2021	228,256	$4,569,352	$(15,508)	$(1,406,523)	$3,147,321
Share based compensation, net	685	11,585	-	-	11,585
Equity issuance costs	-	(218)	-	-	(218)
Common shares repurchased	(107)	(1,521)	-	-	(1,521)
Interest rate derivatives	-	-	53,862	-	53,862
Net income	-	-	-	142,493	142,493
Distributions declared to shareholders ($0.44 per share)	-	-	-	(100,526)	(100,526)
Balance at September 30, 2022	228,834	$4,579,198	$38,354	$(1,364,556)	$3,252,996

Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347
Share based compensation, net	465	6,762	-	-	6,762
Issuance of common shares, net	4,677	75,036	-	-	75,036
Interest rate derivatives	-	-	18,152	-	18,152
Net income	-	-	-	5,607	5,607
Distributions declared to shareholders ($0.03 per share)	-	-	-	(6,790)	(6,790)
Balance at September 30, 2021	228,354	$4,570,217	$(24,650)	$(1,417,453)	$3,128,114

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$142,493	$5,607
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135,781	139,313
Loss on impairment of depreciable real estate assets	-	10,754
Gain on sale of real estate	(1,785)	(3,664)
Other non-cash expenses, net	6,582	8,208
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(25,058)	(30,383)
Increase in other assets, net	(4,069)	(755)
Increase in accounts payable and other liabilities	19,257	17,282
Net cash provided by operating activities	273,201	146,362

Cash flows from investing activities:
Acquisition of hotel properties, net	-	(197,228)
Disbursements for potential acquisitions, net	(1,602)	(2,645)
Capital improvements	(34,921)	(9,138)
Net proceeds from sale of real estate	8,293	231,008
Net cash provided by (used in) investing activities	(28,230)	21,997

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	(218)	75,036
Repurchases of common shares	(1,521)	-
Repurchases of common shares to satisfy employee withholding requirements	(4,415)	(1,650)
Distributions paid to common shareholders	(86,792)	(4,510)
Net payments on revolving credit facility	(76,000)	(105,800)
Proceeds from term loans and senior notes	125,000	-
Payments of mortgage debt and other loans	(166,243)	(66,349)
Principal payments on finance leases	(108)	(24,000)
Financing costs	(10,229)	(1,576)
Net cash used in financing activities	(220,526)	(128,849)

Net change in cash, cash equivalents and restricted cash	24,445	39,510

Cash, cash equivalents and restricted cash, beginning of period	39,949	34,368

Cash, cash equivalents and restricted cash, end of period	$64,394	$73,878

Supplemental cash flow information:
Interest paid	$42,651	$49,735

Supplemental disclosure of noncash investing and financing activities:
Notes payable originated from acquisitions	$-	$56,000
Accrued distribution to common shareholders	$15,981	$2,279

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$3,282	$5,556
Restricted cash-furniture, fixtures and other escrows, beginning of period	36,667	28,812
Cash, cash equivalents and restricted cash, beginning of period	$39,949	$34,368

Cash and cash equivalents, end of period	$25,573	$39,432
Restricted cash-furniture, fixtures and other escrows, end of period	38,821	34,446
Cash, cash equivalents and restricted cash, end of period	$64,394	$73,878

See notes to consolidated financial statements.

Index

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities, and therefore does not consolidate the entities. As of September 30, 2022, the Company owned 218 hotels with an aggregate of 28,693 rooms located in 36 states. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Coronavirus COVID-19 Pandemic

As a result of the coronavirus COVID-19 pandemic (“COVID-19”) and subsequent variants and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, the Company’s hotels experienced significant declines in occupancy in 2020 and 2021 relative to 2019 levels. While occupancy has largely recovered to 2019 pre-pandemic levels, due to the continued impacts from the COVID-19 variants on the hotel industry and the general economy, there remains uncertainty as to when operations at the hotels will fully return to pre-pandemic levels on a sustained basis.

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

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s

Index

consolidated financial statements and related disclosures as of September 30, 2022. The provisions of these updates will generally affect the Company by allowing, among other things, the following:

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

In July 2022, the Company amended each of its unsecured credit facilities and interest rate swap agreements to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the reference rate. In accordance with ASU 2020-04, as amended, these amendments were accounted for as non-substantial modifications. See Notes 4 and 5 for more information regarding amendments made to the Company’s unsecured credit facilities and interest rate swap agreements.

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

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Land	$794,317	$794,899
Building and improvements	4,593,388	4,584,829
Furniture, fixtures and equipment	505,065	488,773
Finance ground lease assets	102,084	102,084
Franchise fees	18,367	17,862
	6,013,221	5,988,447
Less accumulated depreciation and amortization	(1,446,221)	(1,311,262)
Investment in real estate, net	$4,567,000	$4,677,185

As of September 30, 2022, the Company owned 218 hotels with an aggregate of 28,693 rooms located in 36 states.

The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under a master hotel lease agreement.

Index

Hotel Acquisitions

There were no acquisitions during the nine months ended September 30, 2022. During the year ended December 31, 2021, the Company acquired eight hotels, including four hotels during the nine months ended September 30, 2021. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

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

In 2021, the Company used borrowings under its $425 million revolving credit facility (as defined below) to purchase the Madison, Wisconsin and Memphis, Tennessee hotels, used available cash to purchase the Portland, Maine and Greenville, South Carolina hotels and used a mix of available cash and borrowings under its $425 million revolving credit facility to purchase the Fort Worth, Texas and Portland, Oregon hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the four hotels acquired during the nine months ended September 30, 2021, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through September 30, 2021 was approximately $5.8 million and $0.7 million, respectively.

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

Hotel Purchase Contract Commitments

As of September 30, 2022, the Company had outstanding contracts for the potential purchase of three hotels for a total expected purchase price of approximately $163.6 million. Of these three hotels, two are existing, and the Company completed the purchase of the two existing hotels on October 25, 2022. See Note 9 for additional information concerning these two acquisitions. The remaining hotel purchase contract as of September 30, 2022 is for a hotel under development that is currently planned to be completed and opened for business in early 2024, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under this contract and acquire the hotel. The following table summarizes the location, brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) deposits paid, and gross purchase price for each of the contracts outstanding at September 30, 2022. All dollar amounts are in thousands.

Index

Location	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Madison, WI (1)	Embassy Suites	7/27/2021	260	$893	$78,598
Louisville, KY (2)	AC Hotels	9/8/2022	156	750	51,000
Pittsburgh, PA (2)	AC Hotels	9/8/2022	134	500	34,000
			550	$2,143	$163,598

(1)
This hotel is currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brand. Assuming all conditions to closing are met, the purchase of this hotel is expected to occur in early 2024. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the contract. As this property is under development, at this time, the seller has not met all of the conditions to closing.
(2)
The Company completed the purchase of these hotels in October 2022. See Note 9 for additional information concerning these two acquisitions.
3. Dispositions

During the nine months ended September 30, 2022, the Company sold one hotel, a 55-room independent boutique hotel in Richmond, Virginia, to an unrelated party for a gross sales price of approximately $8.5 million, resulting in a gain on sale of approximately $1.8 million, net of transaction costs, which is included in the Company's consolidated statement of operations for the nine months ended September 30, 2022. The hotel had a total carrying value of approximately $6.5 million at the time of the sale.

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations for the three months ended September 30, 2022 and 2021 include an operating income of approximately $0.1 million and $1.4 million, respectively, and for the nine months ended September 30, 2022 and 2021 include an operating income (loss) of approximately $0.3 million and $(6.7) million,

Index

respectively, relating to the results of operations of the 24 hotels noted above (the one hotel sold in the first nine months of 2022 and the 23 hotels sold in 2021) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three and nine months ended September 30, 2022 and 2021. The net proceeds from the sale of the one hotel during the three and nine months ended September 30, 2022 were used for general corporate purposes, while the net proceeds from the sale of the 23 hotels in 2021 were used to pay down borrowings under the Company’s $425 million revolving credit facility and for general corporate purposes, including acquisitions of hotel properties.

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

4. Debt

Summary

As of September 30, 2022 and December 31, 2021, the Company’s debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving credit facility (1)	$-	$76,000
Term loans and senior notes, net (1)	986,904	865,189
Mortgage debt, net	331,415	497,569
Debt, net	$1,318,319	$1,438,758

(1)
On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility (defined below), which among other things increased the borrowing capacity to $1.2 billion and extended the maturity dates. See the $1.2 Billion Credit Facility section below for details.

The aggregate amounts of principal payable under the Company’s total debt obligations as of September 30, 2022 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2022 (October - December)	$2,587
2023	96,214
2024	113,597
2025	245,140
2026	74,649
Thereafter	794,616
1,326,803
Unamortized fair value adjustment of assumed debt	843
Unamortized debt issuance costs	(9,327)
Total	$1,318,319

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual SOFR

Index

for a one-month term (“one-month SOFR”) plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at September 30, 2022 and December 31, 2021, is set forth below. All dollar amounts are in thousands.

	September 30, 2022	Percentage	December 31, 2021	Percentage
Fixed-rate debt (1)	$1,151,803	87%	$1,318,046	91%
Variable-rate debt	175,000	13%	126,000	9%
Total	$1,326,803		$1,444,046
Weighted-average interest rate of debt	3.72%		3.38%

(1)
Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$1.2 Billion Credit Facility

Prior to July 2022, the Company utilized an unsecured credit facility comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the "$425 million revolving credit facility") and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded in July 2018 (collectively, the “$850 million credit facility”). On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, which among other things, increased the borrowing capacity to $1.2 billion, extended the maturity dates, transitioned the reference rate from LIBOR to SOFR, reduced the margin rate for calculating interest rates and modified certain of the financial maintenance covenants (the “$1.2 billion credit facility”). The $1.2 billion credit facility is comprised of (i) a $650 million revolving credit facility with an initial maturity date of July 25, 2026 (the "Revolving Credit Facility"), (ii) a $275 million term loan with a maturity date of July 25, 2027, funded at closing, and (iii) a $300 million term loan with a maturity date of January 31, 2028 (including a $150 million delayed draw option until 180 days from closing), of which $200 million was funded at closing (the "$575 million term loan facility"). At closing, the Company repaid the outstanding $425 million term loans and $50 million outstanding under the $425 million revolving credit facility under the $850 million credit facility with proceeds from the $1.2 billion credit facility.

Subject to certain conditions, including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year. The credit agreement for the $1.2 billion credit facility contains mandatory prepayment requirements, customary affirmative and negative covenants (as described below), restrictions on certain investments and events of default, which are similar to the terms of the previous credit agreement for the $850 million credit facility. The Company may make voluntary prepayments, in whole or in part, at any time. Interest payments on the $1.2 billion credit facility are due monthly, and the interest rate, subject to certain exceptions, is equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

A summary of the 2022 debt refinancing is set forth below. All dollar amounts are in thousands.

	2022 Refinancing			Prior to Refinancing
	Capacity	Maturity Date	Interest Rate	Capacity	Maturity Date	Interest Rate (1)
Revolving credit facility	$650,000	7/25/2026	SOFR + 0.10% + 1.40% - 2.25%	$425,000	7/27/2022	LIBOR + 1.40% - 2.25%
Term loan	275,000	7/25/2027	SOFR + 0.10% + 1.35% - 2.20%	200,000	7/27/2023	LIBOR + 1.35% - 2.20%
Term loan	300,000	1/31/2028	SOFR + 0.10% + 1.35% - 2.20%	225,000	1/31/2024	LIBOR + 1.35% - 2.20%
Total	$1,225,000			$850,000

(1)
Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period (as defined below) from March 1, 2021 through July 28, 2021.

Index

$225 Million Term Loan Facility

The Company also has an unsecured term loan facility that is comprised of (i) a $50 million term loan with a maturity date of August 2, 2023, which was funded on August 2, 2018, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was funded on August 2, 2018, and the remaining $75 million was funded on January 29, 2019 (the “$225 million term loan facility”). The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In July 2022, this term loan was amended to align the financial covenants with the $1.2 billion credit facility and to replace the reference rate with SOFR.

2017 $85 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured term loan facility with a maturity date of July 25, 2024, consisting of one term loan (the “2017 $85 million term loan facility”), that was funded at closing. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. Interest payments on the 2017 $85 million term loan facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.30% to 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In July 2022, this term loan was amended to align the financial covenants with the $1.2 billion credit facility and to replace the reference rate with SOFR.

2019 $85 Million Term Loan Facility

On December 31, 2019, the Company entered into an unsecured term loan facility with a maturity date of December 31, 2029, consisting of one term loan funded at closing (the “2019 $85 million term loan facility”). Net proceeds from the 2019 $85 million term loan facility were used to pay down borrowings under the Company’s $425 million revolving credit facility. The Company may make voluntary prepayments, in whole or in part, subject to certain conditions. Interest payments on the 2019 $85 million term loan facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.70% to 2.55%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In July 2022, this term loan was amended to align the financial covenants with the $1.2 billion credit facility and to replace the reference rate with SOFR.

$50 Million Senior Notes Facility

On March 16, 2020, the Company entered into an unsecured senior notes facility with a maturity date of March 31, 2030, consisting of senior notes totaling $50 million funded at closing (the “$50 million senior notes facility”). Net proceeds from the $50 million senior notes facility were available to provide funding for general corporate purposes. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $50 million senior notes facility are due quarterly, and the interest rate, subject to certain exceptions, ranges from an annual rate of 3.60% to 4.35% depending on the Company’s leverage ratio, as calculated under the terms of the note agreement. In July 2022, this notes facility was amended to align the financial covenants with the $1.2 billion credit facility.

$75 Million Senior Notes Facility

On June 2, 2022, the Company entered into an unsecured senior notes facility with a maturity date of June 2, 2029, consisting of senior notes totaling $75 million funded at closing (the “$75 million senior notes facility”, and collectively with the $850 million credit facility and, after the amendments in July 2022, the $1.2 billion credit facility, the $225 million term loan facility, the 2017 $85 million term loan facility, the 2019 $85 million term loan facility and the $50 million senior notes facility, the “unsecured credit facilities”). Net proceeds from the $75 million senior notes facility were available to provide funding for general corporate purposes, including the repayment of borrowings under the Company’s $425 million revolving credit facility and repayment of mortgage debt. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $75 million senior notes facility are due quarterly, and the interest rate, subject to certain exceptions, ranges from an annual rate of 4.88% to 5.63% depending on the Company’s leverage ratio, as calculated under the terms of the note agreement. In July 2022, this notes facility was amended to align the financial covenants with the $1.2 billion credit facility.

Index

As of September 30, 2022 and December 31, 2021, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

			September 30, 2022		December 31, 2021
	Origination Date	Maturity Date	Outstanding Balance	Interest Rate (1)	Outstanding Balance	Interest Rate (2)
Revolving credit facility (3) (4)	7/25/2022	7/25/2026	$-	SOFR + 0.10% + 1.40% - 2.25%	$76,000	LIBOR + 1.40% - 2.25%

Term loans and senior notes
$275 million term loan (4)	7/25/2022	7/25/2027	275,000	SOFR + 0.10% + 1.35% - 2.20%	-	n/a
$200 million term loan (4)	7/27/2018	repaid 7/25/22	-	n/a	200,000	LIBOR + 1.35% - 2.20%
$300 million term loan (4)	7/25/2022	1/31/2028	200,000	SOFR + 0.10% + 1.35% - 2.20%	-	n/a
$225 million term loan (4)	7/27/2018	repaid 7/25/22	-	n/a	225,000	LIBOR + 1.35% - 2.20%
$50 million term loan	8/2/2018	8/2/2023	50,000	SOFR + 0.10% + 1.35% - 2.20%	50,000	LIBOR + 1.35% - 2.20%
$175 million term loan	8/2/2018	8/2/2025	175,000	SOFR + 0.10% + 1.65% - 2.50%	175,000	LIBOR + 1.65% - 2.50%
2017 $85 million term loan	7/25/2017	7/25/2024	85,000	SOFR + 0.10% + 1.30% - 2.10%	85,000	LIBOR + 1.30% - 2.10%
2019 $85 million term loan	12/31/2019	12/31/2029	85,000	SOFR + 0.10% + 1.70% - 2.55%	85,000	LIBOR + 1.70% - 2.55%
$50 million senior notes	3/16/2020	3/31/2030	50,000	3.60% - 4.35%	50,000	3.60% - 4.35%
$75 million senior notes	6/2/2022	6/2/2029	75,000	4.88% - 5.63%	-	n/a
Term loans and senior notes at stated value			995,000		870,000
Unamortized debt issuance costs			(8,096)		(4,811)
Term loans and senior notes, net			986,904		865,189

Credit facilities, net (3)			$986,904		$941,189
Weighted-average interest rate (5)			3.64%		2.97%

(1)
In July 2022, the Company amended each of its unsecured credit facilities to replace LIBOR with SOFR as the reference rate plus a 0.10% SOFR spread adjustment.
(2)
Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period (as defined below) from March 1, 2021 through July 28, 2021.
(3)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $5.1 million as of September 30, 2022 and related to the $425 million revolving credit facility totaling approximately $1.0 million as of December 31, 2021, which are included in other assets, net in the Company’s consolidated balance sheets.
(4)
On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, which among other things increased the borrowing capacity to $1.2 billion and extended the maturity dates. See the $1.2 Billion Credit Facility section above for details.
(5)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $695.0 million and $770.0 million of the outstanding variable-rate debt as of September 30, 2022 and December 31, 2021, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR at September 30, 2022 was 3.04%. As of December 31, 2021, the Company's interest rate swap agreements were based on the one-month LIBOR of 0.10%.

Index

Credit Facilities Covenants

The credit agreements governing the unsecured credit facilities (collectively, the “credit agreements”) contain mandatory prepayment requirements, customary affirmative and negative covenants, restrictions on certain investments and events of default. After giving effect to the July 2022 amendments, the credit agreements contain the following financial and restrictive covenants (capitalized terms not defined below are defined in the credit agreements):

•
A ratio of Consolidated Total Indebtedness to Consolidated EBITDA (“Maximum Consolidated Leverage Ratio”) of not more than 7.25 to 1.00;
•
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

The Company was in compliance with the applicable covenants at September 30, 2022.

Prior Amendments to Credit Agreements

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company first entered into amendments in June 2020 that suspended the testing of the Company’s financial maintenance covenants under the unsecured credit facilities and imposed certain restrictions regarding the Company's investing and financing activities. Further amendments were entered into in March 2021 (the “March 2021 amendments”), extending the majority of the covenant waivers until the date that the compliance certificate was required to be delivered for the fiscal quarter ended June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The March 2021 amendments imposed several modifications and restrictions during the Extended Covenant Waiver Period, including continued cash distribution restrictions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status, modification of the previous operating restrictions to less restrictive levels, changes to the calculation of the financial maintenance covenants upon exiting the Extended Covenant Waiver Period, and an increase in the LIBOR floor and establishment of a Base Rate (as defined in the credit agreements) floor under the $425 million revolving credit facility.

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period early, effective on July 29, 2021 pursuant to the terms of each of its unsecured credit facilities. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit. Upon exiting the Extended Covenant Waiver Period, the Company was no longer subject to the restrictions regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021.

Index

Mortgage Debt

As of September 30, 2022, the Company had approximately $331.8 million in outstanding mortgage debt secured by 19 properties with maturity dates ranging from February 2023 to May 2038, stated interest rates ranging from 3.40% to 4.46% and effective interest rates ranging from 3.40% to 4.68%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of September 30, 2022 and December 31, 2021 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of September 30, 2022	Outstanding balance as of December 31, 2021
Seattle, WA	(2)	4.00%	8/16/2021	(4)	$56,000	$-	$56,000
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	(5)	11,810	-	9,075
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	(5)	12,650	-	9,720
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	(5)	5,732	-	4,550
Kirkland, WA	Courtyard	5.00%	3/1/2014	(5)	12,145	-	9,640
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	(5)	15,060	-	11,954
Seattle, WA	Residence Inn	4.96%	3/1/2014	(5)	28,269	-	22,412
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	(6)	23,230	-	17,959
Somerset, NJ	Courtyard	4.73%	3/1/2014	(6)	8,750	-	6,903
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	(6)	9,431	-	7,440
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	2/6/2023	8,306	6,264	6,473
Prattville, AL	Courtyard	4.12%	3/1/2014	2/6/2023	6,596	4,975	5,141
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	13,987	14,456
Miami, FL	Homewood Suites	4.02%	3/1/2014	4/1/2023	16,677	12,582	13,000
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	21,370	21,981
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,099	8,320
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	28,659	29,415
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,095	12,318
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,681	20,090	20,460
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	21,318	21,680
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	21,522	22,098
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	21,445	22,019
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	15,964	16,392
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	25,256	25,845
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	13,777	14,098
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,222	14,447
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,222	14,447
Portland, ME (3)	Residence Inn	3.43%	3/2/2020	3/1/2032	33,500	30,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	25,456	26,303
					$572,110	331,803	498,046
Unamortized fair value adjustment of assumed debt						843	1,010
Unamortized debt issuance costs						(1,231)	(1,487)
Total						$331,415	$497,569

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

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs

Index

under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of September 30, 2022, both the carrying value and estimated fair value of the Company’s debt were approximately $1.3 billion. As of December 31, 2021, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. As discussed in Note 1, the Company entered into amendments of its swap agreements during July 2022, to replace LIBOR with SOFR. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2022 and December 31, 2021. All dollar amounts are in thousands.

						Fair Value Asset (Liability)
Notional Amount at September 30, 2022	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate as of September 30, 2022(1)	Swap Fixed Interest Rate as of December 31, 2022(1)	September 30, 2022	December 31, 2021
Active interest rate swaps designated as cash flow hedges at September 30, 2022:
$100,000	4/7/2016	9/30/2016	3/31/2023	1.30%	1.33%	$1,357	$(955)
75,000	5/31/2017	7/31/2017	6/30/2024	1.95%	1.96%	2,960	(1,902)
10,000	8/10/2017	8/10/2017	6/30/2024	2.02%	2.01%	380	(268)
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	2.89%	1,589	(3,123)
50,000	7/2/2019	7/5/2019	7/18/2024	1.64%	1.65%	2,274	(894)
50,000	8/21/2019	8/23/2019	8/18/2024	1.31%	1.32%	2,688	(457)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	1.32%	2,719	(455)
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	1.86%	10,200	(3,277)
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	2.75%	884	(1,442)
50,000	12/7/2018	5/18/2020	1/31/2024	2.71%	2.72%	1,040	(1,965)
75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	1.27%	5,395	(458)
75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	1.30%	6,868	(391)
695,000						38,354	(15,587)

Matured interest rate swap at September 30, 2022:
$75,000	7/31/2020	8/18/2020	8/18/2022	-	0.13%	-	79
						$38,354	$(15,508)

(1)
The fixed interest rate associated with each interest rate swap was amended in July 2022 as part of the swap amendments to replace LIBOR with SOFR as the reference rate.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of September 30, 2022, all of the 12 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $15.7 million of net unrealized gains included in accumulated other comprehensive income at September 30, 2022 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

Index

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income		Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Interest rate derivatives in cash flow hedging relationships	$17,130	$478	$1,106	$(2,948)

	Net Unrealized Gain Recognized in Other Comprehensive Income		Net Unrealized Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate derivatives in cash flow hedging relationships	$50,649	$9,714	$(3,213)	$(8,438)

6. Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2021 Form 10-K. Below is a summary of the significant related party relationships in effect during the nine months ended September 30, 2022 and 2021.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the nine months ended September 30, 2022 and 2021 totaled approximately $0.6 million and $0.5 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of September 30, 2022 and December 31, 2021, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.2 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third party rates. Total costs incurred for the use of these aircraft during the nine months ended September 30, 2022 and 2021 were less than $0.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Index

7. Shareholders’ Equity

Distributions

For the three and nine months ended September 30, 2022, the Company paid distributions of $0.17 and $0.38, respectively, per common share for a total of $38.8 million and $86.8 million, respectively. During the three and nine months ended September 30, 2021, the Company paid distributions of $0.01 and $0.02, respectively, per common share for a total of $2.3 million and $4.5 million, respectively. Additionally, in September 2022, the Company declared a monthly cash distribution of $0.07 per common share, totaling $16.0 million, which was recorded as a payable as of September 30, 2022 and paid on October 17, 2022. As of December 31, 2021, a quarterly distribution of $0.01 per common share declared in December 2021 totaled $2.3 million and was paid on January 18, 2022. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Issuance of Shares

The Company has entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”). Since inception of the ATM Program in August 2020 through September 30, 2022, the Company has sold approximately 4.7 million common shares at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under its $425 million revolving credit facility and for general corporate purposes, including acquisitions of hotel properties. As of September 30, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the nine months ended September 30, 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2022, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the nine months ended September 30, 2022, the Company purchased, under its Share Repurchase Program, 0.1 million of its common shares at a weighted-average market purchase price of approximately $14.20 per common share for an aggregate purchase price, including commissions, of approximately $1.5 million. The shares were repurchased under a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions and that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its Revolving Credit Facility, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon the prevailing market conditions, regulatory requirements and other factors. As of September 30, 2022, approximately $343.5 million remained available for purchase under the Share Repurchase Program.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management team. Under the incentive plan for 2022 (the “2022 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2022 performance measures, with one-half (50%) of incentive compensation based on operational performance goals and metrics and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational performance goals and metrics, 25% of the target will be based on modified funds from operations per share (as defined within this Quarterly Report on Form 10-Q) and 75% of the target will be based on operational performance goals including: management of capital structure; environmental, social and governance goals; evaluation and pursuit of accretive transactions; effective execution of capital renovation plans; and management of operating expenses to maximize Adjusted Hotel EBITDA (as defined within this Quarterly Report on Form 10-Q). At September 30, 2022, the range of potential aggregate payouts under the 2022 Incentive Plan was $0 - $25 million. Based on performance through September 30, 2022, the Company has accrued approximately $12.0 million as a liability for potential executive incentive compensation payments under the 2022 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s

Index

consolidated balance sheet as of September 30, 2022. Compensation expense recognized by the Company under the 2022 Incentive Plan is included in general and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $4.0 million and $12.0 million for the three and nine months ended September 30, 2022, respectively. Approximately 25% of target awards under the 2022 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2023.

Under the incentive plan for 2021 (the “2021 Incentive Plan”), the Company recorded approximately $7.0 million and $13.0 million in general and administrative expenses in its consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.

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

(1)
Of the total 2021 share-based compensation, approximately $12.9 million was recorded as a liability as of December 31, 2021 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2021. The remaining $2.5 million, which is subject to vesting on December 9, 2022 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2022. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.6 million and $1.9 million, respectively, of share-based compensation expense related to restricted share awards.
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

Index

9. Subsequent Events

On October 17, 2022, the Company paid approximately $16.0 million, or $0.07 per common share, in distributions to shareholders of record as of October 4, 2022.

In October 2022, the Company declared a monthly cash distribution of $0.08 per common share for the month of November 2022. The distribution is payable on November 15, 2022, to shareholders of record as of November 2, 2022.

On October 25, 2022, the Company completed the purchase of the existing 156-room AC Hotel in Louisville, Kentucky and the 134-room AC Hotel in Pittsburgh, Pennsylvania for a total combined gross purchase price of approximately $85 million. The Company utilized its available cash on hand and a $50 million draw on its $575 million term loan facility to purchase the hotels. After this transaction, the $575 million term loan facility had $50 million of remaining available capacity on its delayed draw option.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of COVID-19, including resurgences and variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 pandemic on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the extent and effectiveness of the actions taken to mitigate its impact, the acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19, the potential for additional hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in the Company’s 2021 Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions (including the potential effects of inflation or a recessionary environment); reduced business and leisure travel due to travel-related health concerns, including the COVID-19 pandemic or an increase in COVID-19 cases or any other infectious or contagious diseases in the U.S. or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a REIT. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2021 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2021 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of September 30, 2022, the Company owned 218 hotels with an aggregate of 28,693 rooms located in urban, high-end suburban and developing markets throughout 36 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

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

From the outset of the pandemic, the Company, with the support of its management companies and brands, has taken steps to minimize costs and cash outflow to operate efficiently and maximize performance in light of the impacts to business resulting from COVID-19. These activities included implementing cost elimination and efficiency initiatives at each of its hotels by adjusting operations to manage total labor costs, reducing or eliminating certain amenities and reducing rates under various service contracts; enhancing sales efforts by strategically targeting available demand; reducing capital improvement projects, particularly in 2020 and 2021; and entering into various amendments to its unsecured credit facilities to provide for the temporary waiver of financial covenant testing for the majority of its financial maintenance covenants (the Company exited this waiver period early in July 2021 due to improved financial performance). Cost reduction initiatives, including those discussed above have not, and are not expected to, materially offset revenue losses from COVID-19.

While operations in the first nine months of 2022 have continued to improve to 2019 pre-pandemic levels, the volatility due to the impacts of COVID-19 variants continue to make it difficult to project operating results. The Company has experienced significant improvement in its business during 2021 and through the first nine months of 2022 driven by strength in leisure, small group and local negotiated business demand. While the Company has seen continued improvement in overall business demand, it anticipates that some larger corporate demand drivers may take longer to fully recover.

2022 Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, as of September 30, 2022, the Company had separate outstanding contracts for the potential purchase of three hotels, consisting of one hotel in Madison, Wisconsin, one hotel in Louisville, Kentucky and one hotel in Pittsburgh, Pennsylvania for a total combined purchase price of approximately $163.6 million. Two of the hotels are already in operation and one is in development and scheduled to open in early 2024. Closings on the two hotels already in operation were completed on October 25, 2022. See Note 9 titled “Subsequent Events” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these two acquisitions. The remaining hotel is expected to close upon completion of development, which is currently expected in early 2024. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the remaining hotel under contract if closing occurs.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the first nine months of 2022, the Company sold one hotel for a gross sales price of approximately $8.5 million and recognized a net gain on sale of approximately $1.8 million. The Company used the net proceeds from the sale for general corporate purposes.

Hotel Operations

As of September 30, 2022, the Company owned 218 hotels with a total of 28,693 rooms as compared to 215 hotels with a total of 28,085 rooms as of September 30, 2021. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the nine months ended September 30, 2022, the Company sold one hotel and did not acquire any properties. During the same period of 2021, the Company acquired four hotels and sold 23 hotels. As a result, the comparability of results for the three and nine months ended September 30, 2022 and 2021, as discussed below, is impacted by these transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below. RevPAR and operating results may be impacted by regional and local economies as well as changes in lodging demand due to macroeconomic factors including inflationary pressures, higher energy prices or a recessionary environment.

Index

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenue	$341,150	100.0%	$277,164	100.0%	23.1%	$939,296	100.0%	$683,281	100.0%	37.5%
Hotel operating expense	193,067	56.6%	153,953	55.5%	25.4%	529,584	56.4%	393,103	57.5%	34.7%
Property taxes, insurance and other expense	19,052	5.6%	17,927	6.5%	6.3%	56,510	6.0%	54,936	8.0%	2.9%
General and administrative expense	10,271	3.0%	13,261	4.8%	-22.5%	30,216	3.2%	29,815	4.4%	1.3%

Loss on impairment of depreciable real estate assets	-		-		n/a	-		10,754		n/a
Depreciation and amortization expense	45,135		44,217		2.1%	135,781		139,313		-2.5%
Gain on sale of real estate	1,785		44		n/a	1,785		3,664		-51.3%
Interest and other expense, net	14,933		15,977		-6.5%	44,785		53,108		-15.7%
Income tax expense	1,331		114		n/a	1,712		309		454.0%

Net income	59,146		31,759		86.2%	142,493		5,607		n/a
Adjusted Hotel EBITDA (1)	129,166		105,423		22.5%	353,617		235,664		50.1%

Number of hotels owned at end of period	218		215		1.4%	218		215		1.4%
ADR	$157.91		$140.02		12.8%	$150.02		$121.36		23.6%
Occupancy	75.7%		71.5%		5.9%	73.6%		65.9%		11.7%
RevPAR	$119.52		$100.14		19.4%	$110.40		$79.94		38.1%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

The following table highlights the Company’s quarterly ADR, Occupancy, RevPAR, net income and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”), all of which have been impacted by COVID-19, during the last five quarters (in thousands except statistical data):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2021	2021	2022	2022	2022

ADR	$140.02	$131.04	$137.03	$153.35	$157.91
Occupancy	71.5%	67.5%	67.1%	77.9%	75.7%
RevPAR	$100.14	$88.43	$91.98	$119.41	$119.52
Net income	$31,759	$13,221	$18,002	$65,345	$59,146
Adjusted Hotel EBITDA (1)	$105,423	$84,609	$87,936	$136,515	$129,166

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

While the Company experienced its most significant decline in operating results (driven by the impact of COVID-19) during 2020 and the first quarter of 2021, occupancy and RevPAR have since shown improvement with a RevPAR increase of 19.4% and 38.1% for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Although the Company expects continued recovery in rate and occupancy, it is difficult to project the pace at which the Company will experience a full recovery to pre-pandemic levels and future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, new COVID-19 variants, state and local governments and businesses reverting to tighter COVID-19 mitigation restrictions, deterioration of consumer sentiment, labor shortages, supply chain disruptions, a recessionary macroeconomic environment or inflationary pressures.

Index

Comparable Hotels Operating Results

The following tables reflect certain operating statistics for the Company’s 218 hotels owned as of September 30, 2022 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 218 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$157.90	$141.84	11.3%	$143.87	9.8%
Occupancy	75.7%	71.4%	6.0%	80.1%	-5.5%
RevPAR	$119.53	$101.34	17.9%	$115.30	3.7%

	Nine Months Ended September 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$149.99	$123.41	21.5%	$143.06	4.8%
Occupancy	73.6%	65.9%	11.7%	78.6%	-6.4%
RevPAR	$110.40	$81.33	35.7%	$112.38	-1.8%

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

	Three Months Ended September 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$155.09	$140.04	10.7%	$142.25	9.0%
Occupancy	75.5%	71.8%	5.2%	80.1%	-5.7%
RevPAR	$117.12	$100.53	16.5%	$113.90	2.8%

	Nine Months Ended September 30,
	2022	2021	Percent Change 2021	2019	Percent Change 2019
ADR	$148.17	$122.40	21.1%	$142.08	4.3%
Occupancy	73.7%	66.4%	11.0%	78.7%	-6.4%
RevPAR	$109.24	$81.32	34.3%	$111.82	-2.3%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s Same Store Hotels revenue and operating results improved during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, which is consistent with the overall lodging industry. While the Company’s Same Store Hotels RevPAR was down approximately 2.3% for the nine months ended September 30, 2022, compared to the same period in 2019 (the last year prior to the COVID-19 pandemic), RevPAR was approximately 2.8% higher for the three months ended September 30, 2022 compared to the same period in 2019. Though the Company anticipates further improvement to RevPAR compared to 2021, the Company can give no assurances as to the amount or period of improvement due to the uncertainty resulting from the impact of COVID-19.

Index

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended September 30, 2022 and 2021, the Company had total revenue of $341.2 million and $277.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company had total revenue of $939.3 million and $683.3 million, respectively. For the three months ended September 30, 2022 and 2021, respectively, Comparable Hotels achieved combined average occupancy of 75.7% and 71.4%, ADR of $157.90 and $141.84 and RevPAR of $119.53 and $101.34. For the nine months ended September 30, 2022 and 2021, respectively, Comparable Hotels achieved combined average occupancy of 73.6% and 65.9%, ADR of $149.99 and $123.41 and RevPAR of $110.40 and $81.33. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same periods in 2021, during the three and nine months ended September 30, 2022, the Company experienced increases in ADR and occupancy, resulting in increases of 17.9% and 35.7%, respectively, in RevPAR for Comparable Hotels. Compared to the same periods of 2019 (pre-COVID-19), Comparable Hotels RevPAR for the third quarter of 2022 increased by 3.7% primarily as a result of increases in ADR, offset by reductions in occupancy and for the first nine months of 2022 decreased by 1.8% primarily as a result of reductions in occupancy, offset by increases in ADR. Revenue recovery in the three and nine months ended September 30, 2022, as compared to the same periods of 2021 was led by leisure transient and small group demand, with increased demand from small corporate business. Suburban markets continued to see stronger demand than urban markets and the Sun Belt generally outperformed other regions of the U.S. throughout the hospitality industry. The Company expects improvement to continue, however, future revenues could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter mitigation restrictions, or deterioration of consumer sentiment, labor shortages, supply chain disruptions, a recessionary macroeconomic environment or inflationary pressures.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended September 30, 2022 and 2021 totaled $193.1 million and $154.0 million, respectively, or 56.6% and 55.5% of total revenue for the respective periods. Hotel operating expense for the nine months ended September 30, 2022 and 2021 totaled $529.6 million and $393.1 million, respectively, or 56.4% and 57.5% of total revenue for the respective periods. Comparatively, prior to COVID-19, hotel operating expense was 56.6% and 56.3% of total revenue for the three and nine months ended September 30, 2019.

The impact of the pandemic has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company worked to reduce costs associated with operating hotels in a lower occupancy environment than that experienced prior to COVID-19. As occupancy has increased, adding staff to meet increased demand has been challenging, and while the Company’s hotels made progress in filling open positions through the first three quarters of 2022, they have often done so at higher wage rates or with more expensive contract labor as compared to 2021 and 2019. Likewise, supply chain disruptions and broader inflationary pressures throughout the overall economy and global tensions have driven shortages and cost increases for materials and supplies such as food and equipment. The Company continues to work with its management companies to realize operational efficiencies and mitigate the impact of cost pressures resulting from supply chain shortages, inflation and staffing challenges. The Company will continue to evaluate and work with its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences including evaluating staffing levels at its hotels to maximize efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance, and other expense for the three months ended September 30, 2022 and 2021 was $19.1 million and $17.9 million, respectively, or 5.6% and 6.5% of total revenue for the respective periods. For the nine months ended September 30, 2022 and 2021, property taxes, insurance and other expense totaled $56.5 million and $54.9 million, respectively, or 6.0% and 8.0% of total revenue for the respective periods. The increases were primarily due to increases in property taxes in certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. The Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted, and will continue to monitor locality guidance as a result of COVID-19.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2022 and 2021 was $10.3 million and $13.3 million, respectively, or 3.0% and 4.8% of total revenue for the respective periods. For the nine months ended September 30, 2022 and

Index

2021, general and administrative expense was $30.2 million and $29.8 million, respectively, or 3.2% and 4.4% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, legal fees, accounting fees and reporting expenses. General and administrative expense for the three months ended September 30, 2022 and 2021 included approximately $4.0 million and $7.0 million, respectively, of expense related to the accrual for executive incentive compensation. The third quarter of 2021 included an adjustment to previous estimates of the projected executive incentive compensation payout based on favorable increases to expected shareholder return and operating metrics.

Loss on Impairment of Depreciable Real Estate Assets

The Company did not recognize any loss on the impairment of depreciable real estate assets for the nine months ended September 30, 2022. Loss on impairment of depreciable real estate assets was $10.8 million for the nine months ended September 30, 2021, consisting of impairment losses of $1.3 million for the Overland Park, Kansas SpringHill Suites and $9.4 million for four hotel properties identified by the Company in the first quarter of 2021 for potential sale. See Note 3 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $45.1 million and $44.2 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense was $135.8 million and $139.3 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The increase of approximately $0.9 million for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to the acquisition of four hotels between September 30, 2021 and September 30, 2022. The decrease of approximately $3.5 million for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the hotel dispositions completed throughout 2021, partially offset by acquisitions completed throughout 2021 and renovations completed throughout 2022.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2022 and 2021 was $14.9 million and $16.0 million, respectively. For the nine months ended September 30, 2022 and 2021, interest and other expense, net was $44.8 million and $53.1 million, respectively. Interest and other expense, net for the nine months ended September 30, 2022 is net of approximately $0.5 million of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the three months ended September 30, 2022 and 2021 includes approximately $1.5 million and $2.1 million, respectively, of interest recorded on the Company’s finance lease liabilities. For the nine months ended September 30, 2022 and 2021, interest and other expense, net includes approximately $4.4 million and $7.9 million, respectively, of interest recorded on the Company's finance lease liabilities. The decrease is due to the August 16, 2021 purchase of the fee interest in the land at the Company’s Seattle, Washington Residence Inn that was previously under a ground lease.

Interest expense related to the Company’s debt instruments for the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021 as a result of lower average borrowings due to the repayment of loans maturing in 2022 and lower average interest rates as the Company paid higher rates due to its covenant waiver status during the first half of 2021. The Company anticipates interest expense for the remainder of 2022 to be similar to the interest expense for the same period of 2021 due to reduced average borrowings offset by higher interest rates. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional discussion of the Company’s amended unsecured credit facilities.

Income tax expense

Income tax expense for the three months ended September 30, 2022 and 2021 was $1.3 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, income tax expense was $1.7 million and $0.3 million, respectively. The increase is primarily due to increases in state income taxes as a result of significant improvement in operating results in 2022 as well as limitations placed by certain states on the application of prior net operating losses.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$59,146	$31,759	$142,493	$5,607
Depreciation of real estate owned	44,372	43,028	133,489	134,880
Gain on sale of real estate	(1,785)	(44)	(1,785)	(3,664)
Loss on impairment of depreciable real estate assets	-	-	-	10,754
Funds from operations	101,733	74,743	274,197	147,577
Amortization of finance ground lease assets	759	1,183	2,278	4,418
Amortization of favorable and unfavorable operating leases, net	97	98	299	294
Non-cash straight-line operating ground lease expense	38	41	116	128
Modified funds from operations	$102,627	$76,065	$276,890	$152,417

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

Index

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

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$59,146	$31,759	$142,493	$5,607
Depreciation and amortization	45,135	44,217	135,781	139,313
Amortization of favorable and unfavorable operating leases, net	97	98	299	294
Interest and other expense, net	14,933	15,977	44,785	53,108
Income tax expense	1,331	114	1,712	309
EBITDA	120,642	92,165	325,070	198,631
Gain on sale of real estate	(1,785)	(44)	(1,785)	(3,664)
Loss on impairment of depreciable real estate assets	-	-	-	10,754
EBITDAre	118,857	92,121	323,285	205,721
Non-cash straight-line operating ground lease expense	38	41	116	128
Adjusted EBITDAre	118,895	92,162	323,401	205,849
General and administrative expense	10,271	13,261	30,216	29,815
Adjusted Hotel EBITDA	$129,166	$105,423	$353,617	$235,664

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA by quarter for the last five quarters (in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2021	2021	2022	2022	2022
Net income	$31,759	$13,221	$18,002	$65,345	$59,146
Depreciation and amortization	44,217	45,158	45,324	45,322	45,135
Amortization of favorable and unfavorable operating leases, net	98	99	99	103	97
Interest and other expense, net	15,977	14,640	14,654	15,198	14,933
Income tax expense	114	159	179	202	1,331
EBITDA	92,165	73,277	78,258	126,170	120,642
(Gain) loss on sale of real estate	(44)	68	-	-	(1,785)
EBITDAre	92,121	73,345	78,258	126,170	118,857
Non-cash straight-line operating ground lease expense	41	41	40	38	38
Adjusted EBITDAre	92,162	73,386	78,298	126,208	118,895
General and administrative expense	13,261	11,223	9,638	10,307	10,271
Adjusted Hotel EBITDA	$105,423	$84,609	$87,936	$136,515	$129,166

Index

Hotels Owned

As of September 30, 2022, the Company owned 218 hotels with an aggregate of 28,693 rooms located in 36 states. The following tables summarize the number of hotels and rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	40	5,593
Hampton	37	4,953
Courtyard	33	4,653
Homewood Suites	30	3,417
Residence Inn	29	3,548
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,245
TownePlace Suites	9	931
Hyatt Place	3	411
Marriott	2	619
Embassy Suites	2	316
Independent	1	208
AC Hotels	1	178
Aloft	1	157
Hyatt House	1	105
Total	218	28,693

Index

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
Arkansas	2	248
California	26	3,721
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	4	479
Iowa	3	301
Kansas	3	320
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	8	881
Ohio	2	252
Oklahoma	4	545
Oregon	1	243
Pennsylvania	3	391
South Carolina	5	590
Tennessee	11	1,337
Texas	27	3,328
Utah	3	393
Virginia	11	1,667
Washington	3	490
Wisconsin	1	176
Total	218	28,693

Index

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 218 hotels the Company owned as of September 30, 2022:

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	Stonebridge(1)	4/30/2010	169
Anchorage	AK	Home2 Suites	Stonebridge(1)	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245
San Diego	CA	Hampton	Dimension	3/1/2014	177
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	Stonebridge(1)	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	HHM	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

Index

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135
Richmond	VA	Marriott	White Lodging	3/1/2014	413
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					28,693

(1)
Manager noted was as of September 30, 2022. Effective October 1, 2022, management responsibility of these three properties was transferred from Stonebridge Realty Advisors, Inc. ("Stonebridge") to InnVentures IVI, LP ("InnVentures").

Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. See Note 6 titled “Related Parties” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning the Company’s related party transactions.

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

As of September 30, 2022, the Company had $1.3 billion of total outstanding debt consisting of $331.8 million of mortgage debt and $1.0 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of September 30, 2022, the Company had available corporate cash on hand of approximately $25.6 million, $100 million of available funds under the $575 million term loan facility and unused borrowing capacity under its Revolving Credit Facility of approximately $650 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge

Index

coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of September 30, 2022.

As a result of COVID-19 and the associated disruption to the Company’s operating results, the Company first entered into amendments in June 2020 that suspended the testing of the Company’s financial maintenance covenants under the unsecured credit facilities and imposed certain restrictions regarding the Company's investing and financing activities. Further amendments were entered into in March 2021 (the “March 2021 amendments”), extending the majority of the covenant waivers until the date that the compliance certificate was required to be delivered for the fiscal quarter ended June 30, 2022 (unless the Company elected an earlier date) (the “Extended Covenant Waiver Period”). The March 2021 amendments imposed several modifications and restrictions during the Extended Covenant Waiver Period, including continued cash distribution restrictions, except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status, modification of the previous operating restrictions to less restrictive levels, and changes to the calculation, of the financial maintenance covenants upon exiting the Extended Covenant Waiver Period, and an increase in the LIBOR floor and establishment of a Base Rate (as defined in the credit agreements) floor under the $425 million revolving credit facility.

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period early, effective on July 29, 2021 pursuant to the terms of each of its unsecured credit facilities. The unsecured credit facilities do not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it has elected to exit. Upon exiting the Extended Covenant Waiver Period, the Company was no longer subject to the restrictions regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were still in place throughout the second quarter of 2021.

On June 2, 2022, the Company entered into an unsecured $75 million senior notes facility with a maturity date of June 2, 2029. The Company used the net proceeds from the $75 million senior notes facility for general corporate purposes, including the repayment of borrowings under the Company’s $425 million revolving credit facility and repayment of mortgage debt.

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

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt agreements as of September 30, 2022 and amendments to those agreements prior to that date.

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

The Company has entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under the ATM Program under the Company’s prior shelf registration statement and the current shelf registration statement described above. Since inception of the ATM Program in August 2020 through September 30, 2022, the Company has sold approximately 4.7 million common shares at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its $425 million revolving credit facility and for general corporate purposes, including acquisitions of hotel properties. As of September 30, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program in the first three quarters of 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital

Index

expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Capital Uses

The Company anticipates that cash flow from operations, availability under its unsecured credit facilities, additional borrowings and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, and cash management activities.

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. During the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. The Company exited the Extended Covenant Waiver Period under its unsecured credit facilities in July 2021 and, as a result, is no longer subject to the above-described restriction on distributions. On February 22, 2022, the Company announced that its Board of Directors reinstated its policy of distributions on a monthly basis, and declared a monthly cash distribution of $0.05 per common share with the first monthly cash distribution paid on March 15, 2022 for shareholders of record on March 4, 2022. In August 2022, the Board of Directors approved an increase in the monthly cash distribution from $0.05 to $0.07 per common share and declared a monthly cash distribution of $0.07 per common share payable on September 15, 2022 for shareholders of record on September 2, 2022. On September 20, 2022, the Company declared a monthly cash distribution of $0.07 per common share for the month of October, paid on October 17, 2022, to shareholders of record as of October 4, 2022. For the three and nine months ended September 30, 2022, the Company paid distributions of $0.17 and $0.38, respectively, per common share for a total of $38.8 million and $86.8 million, respectively. Subsequent to quarter end, in October 2022, the Company declared a monthly cash distribution of $0.08 per common share for the month of November 2022.

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

Share Repurchases

In May 2022, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the nine months ended September 30, 2022, the Company purchased, under its Share Repurchase Program, 0.1 million of its common shares at a weighted-average market purchase price of approximately $14.20 per common share for an aggregate purchase price, including commissions, of approximately $1.5 million. The shares were repurchased under a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions and that is intended to comply with Rule 10b5-1 under the Exchange Act. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of September 30, 2022, approximately $343.5 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The

Index

Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of September 30, 2022, the Company held approximately $31.1 million in reserve related to these properties. During the nine months ended September 30, 2022, the Company invested approximately $32.2 million in capital expenditures. The Company anticipates spending approximately $55 million to $65 million during 2022, which includes various renovation projects for approximately 20 to 25 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

The Company has approximately $146.0 million of principal and interest payments due on its debt over the next 12 months. Included in this total is approximately $37.8 million of mortgage loans maturing in the first half of 2023, which the Company plans to pay off using borrowings under its Revolving Credit Facility and/or new financing. The Company has paid off $153.5 million of loans that matured in 2022, including $31.5 million paid on August 1, 2022, using borrowings under its unsecured credit facilities. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Hotel Purchase Contract Commitments

As of September 30, 2022, the Company had separate outstanding contracts for the potential purchase of three hotels, consisting of one hotel in Madison, Wisconsin, one hotel in Louisville, Kentucky and one hotel in Pittsburgh, Pennsylvania for a total combined purchase price of approximately $163.6 million. Two of the hotels are already in operation and one is under development and scheduled to open in early 2024. Closings on the two hotels already in operation were completed on October 25, 2022. See Note 9 titled “Subsequent Events” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these two acquisitions. The remaining hotel is expected to close upon completion of development, which is currently expected to occur in early 2024. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the remaining hotel under contract if closing occurs.

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

Index

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

New Accounting Standards

See Note 1 titled “Organization and Summary of Significant Accounting Policies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for information on the adoption of recently issued accounting standards in the nine months ended September 30, 2022.

Subsequent Events

On October 17, 2022, the Company paid approximately $16.0 million, or $0.07 per common share, in distributions to shareholders of record as of October 4, 2022.

In October 2022, the Company declared a monthly cash distribution of $0.08 per common share for the month of November 2022. The distribution is payable on November 15, 2022, to shareholders of record as of November 2, 2022.

On October 25, 2022, the Company completed the purchase of the existing 156-room AC Hotel in Louisville, Kentucky and the 134-room AC Hotel in Pittsburgh, Pennsylvania for a total combined gross purchase price of approximately $85 million. The Company utilized its available cash on hand and a $50 million draw on its $575 million term loan facility to purchase the hotels. After this transaction, the $575 million term loan facility had $50 million of remaining available capacity on its delayed draw option.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of September 30, 2022, after giving effect to interest rate swaps, as described below, approximately $175.0 million, or approximately 13% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of September 30, 2022, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.8 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2022, the Company’s variable-rate debt consisted of its unsecured credit facilities, including borrowings outstanding under its Revolving Credit Facility and $870 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of September 30, 2022, the Company had 12 interest rate swap agreements that effectively fix the interest payments on approximately $695.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from March 2023 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of September 30, 2022.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at September 30, 2022. All dollar amounts are in thousands.

	October 1 - December 31, 2022	2023	2024	2025	2026	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$2,587	$96,214	$113,597	$245,140	$74,649	$794,616	$1,326,803	$1,271,535
Average interest rates (1)	3.7%	3.8%	3.9%	4.1%	4.2%	4.3%

Variable-rate debt:
Maturities	$-	$50,000	$85,000	$175,000	$-	$560,000	$870,000	$868,364
Average interest rates (1)	3.5%	3.6%	3.9%	4.1%	4.3%	4.4%

Fixed-rate debt:
Maturities	$2,587	$46,214	$28,597	$70,140	$74,649	$234,616	$456,803	$403,171
Average interest rates	4.1%	4.1%	4.1%	4.0%	4.0%	4.1%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the third quarter of 2022.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2022	7,900	$14.45	7,900	$344,741
August 1 - August 31, 2022	-	-	-	$344,741
September 1 - September 30, 2022	89,115	$14.15	89,115	$343,479
Total	97,015		97,015

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as Inline XBRL and contained in Exhibit 101.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 7, 2022
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: November 7, 2022
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: November 7, 2022
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)