Form 10-K
period 2022-12-31
Apple Hospitality REIT, Inc.
filed 2023-02-21
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,132,940,838 as of June 30, 2022.

The number of common shares outstanding on February 13, 2023 was 228,663,564.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 18, 2023.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements continues to be the adverse effect of the coronavirus COVID-19 pandemic (“COVID-19”), including resurgences and variants, on the Company’s business, financial performance and condition, operating results and cash flows, the real estate market and the hospitality industry specifically, and the global economy and financial markets generally. The significance, extent and duration of the continued impacts caused by the COVID-19 pandemic on the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the extent and effectiveness of the actions taken to mitigate its impact, the acceptance and availability of vaccines, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19, the potential for hotel closures/consolidations that may be mandated or advisable, whether based on increased COVID-19 cases, new variants or other factors, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions (including the potential effects of inflation or a recessionary environment); reduced business and leisure travel due to travel-related health concerns, including the COVID-19 pandemic or an increase in COVID-19 cases or any other infectious or contagious diseases in the United States ("U.S.") or abroad; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report on Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1. Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the U.S. The Company has elected to be treated as a REIT for federal income tax purposes. As of December 31, 2022, the Company owned 220 hotels with an aggregate of 28,983 rooms located in urban, high-end suburban and developing markets throughout 37 states. As of December 31, 2022, substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

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

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. Due to their efficient operating model and strong consumer preference, the Company concentrates on the acquisition of rooms-focused hotels. The Company’s acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage revenue and expenses by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper midscale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company’s December 31, 2022 closing share price) ratio at December 31, 2022 of 27.5%, the Company is not only positioned to opportunistically consider investments that further improve shareholder value, but management believes it is equipped to address developments caused by adverse economic environments.

The Impact of COVID-19 on the Company and the Hospitality Industry

The COVID-19 pandemic has negatively impacted the U.S. and global economies and financial markets. The effect of COVID-19 on the hotel industry has been unprecedented and has dramatically reduced business and impacted leisure travel, which adversely impacted the Company’s business, financial performance, operating results and cash flows, beginning in March 2020.

While operations in 2022 returned to 2019 pre-pandemic levels in many markets, some markets, while showing continued improvement, may take time to recover to 2019 pre-pandemic levels. The Company experienced significant improvement in its business during 2021 and 2022 driven primarily by increased strength in leisure, small group and local negotiated business demand. While the Company has seen continued improvement in overall business demand, it anticipates that some larger corporate demand drivers may take longer to fully recover. See “The Impact of COVID-19 on the Company and the Hospitality Industry” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K, for more information about the Company’s response to the effects of COVID-19.

Hotel Operating Performance

As of December 31, 2022, the Company owned 220 hotels with a total of 28,983 rooms as compared to 219 hotels with a total of 28,747 rooms as of December 31, 2021. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2022 and 2021. During 2022, the Company acquired two hotels and sold one hotel. During 2021, the Company acquired eight hotels and sold 23 hotels. The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2022	2021	Percent Change
ADR	$149.36	$123.78	20.7%
Occupancy	72.6%	66.3%	9.5%
RevPAR	$108.45	$82.03	32.2%

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 220 hotels owned as of December 31, 2022 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 220 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2022	2021	Percent Change
ADR	$149.56	$125.52	19.2%
Occupancy	72.6%	66.1%	9.8%
RevPAR	$108.60	$82.99	30.9%

Hotel performance is impacted by many factors, including the economic conditions in the U.S. and in each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020 with the Company experiencing its most significant decline in operating results (driven by the impact of COVID-19) during 2020 and early 2021. The Company’s revenue and operating results improved during 2022 as compared to 2021, which is consistent with the overall lodging industry. Although the Company expects continued recovery in rate and occupancy, it is difficult to project the pace at which the Company will experience a full recovery to pre-pandemic levels and future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter COVID-19 mitigation restrictions, deterioration of consumer sentiment, labor shortages, supply chain disruptions, a recessionary macroeconomic environment or inflationary pressures. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K, for more information on the Company’s results of operations.

Recent Investing Activities

Acquisitions and Contracts for Potential Acquisitions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2022, the Company acquired two existing hotels for an aggregate purchase price of approximately $85.0 million: a 156-room AC Hotel in Louisville, Kentucky and a 134-room AC Hotel in Pittsburgh, Pennsylvania. The Company utilized its available cash on hand and a $50 million draw on its $575 million term loan facility, which consists of a $275 million term loan and a $300 million term loan (together, the "$575 million term loan facility") to fund the acquisitions. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities for any additional acquisitions.

As of December 31, 2022, the Company had an outstanding contract for the potential purchase of a hotel under development in Madison, Wisconsin for a purchase price of $78.6 million, which is expected to be completed as a 260-room Embassy Suites and opened for business in early 2024, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

Dispositions

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2022, the Company sold one hotel for a gross sales price of approximately $8.5 million. The net proceeds from the sale were used for general corporate purposes.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Share Repurchases

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. In May 2022, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the "Share Repurchase Program"). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the year ended December 31, 2022, the Company purchased approximately 0.2 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.21 per common share for an aggregate purchase price, including commissions, of approximately $2.7 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2022, approximately $342.3 million remained available for purchase under the Share Repurchase Program.

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

Management and Franchise Agreements

Substantially all of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2022, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	40	5,593
Hampton	37	4,953
Courtyard	33	4,653
Homewood Suites	30	3,417
Residence Inn	29	3,548
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,245
TownePlace Suites	9	931
AC Hotels	3	468
Hyatt Place	3	411
Marriott	2	619
Embassy Suites	2	316
Independent	1	208
Aloft	1	157
Hyatt House	1	105
Total	220	28,983

Each of the Company’s 220 hotels owned as of December 31, 2022 is operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, sale of the property, or without cause. As of December 31, 2022, approximately 85% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. For the year ended December 31, 2022, the management fee under all variable management fee agreements was set to 3% of gross revenues in response to continued uncertainties related to the COVID-19 pandemic and its impact on hotel performance. The Company intends to reinstate the variable management fee rates in 2023.

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

Hotel Maintenance and Renovation

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company’s hotels have an ongoing need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2022, 2021 and 2020, the Company’s capital improvements for its hotels were approximately $61.7 million, $25.8 million and $37.6 million, respectively. Expenditures for 2022 were higher than 2021 and 2020 as the Company reduced non-essential capital improvement projects in 2021 and 2020 as a result of COVID-19. During 2023, the Company anticipates investing approximately $70 million to $80 million in capital improvements, which includes comprehensive renovation projects for approximately 20 to 25 properties.

Financing

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its $650 million revolving credit facility with an initial maturity date of July 25, 2026 (the "Revolving Credit Facility"). Depending on market conditions, over the long term, the Company may also receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties or issuance of common shares through equity offerings, such as the Company’s at-the-market offering program described below. The Company anticipates that funds from these sources will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, and cash management activities.

On June 2, 2022, the Company entered into an unsecured $75 million senior notes facility with a maturity date of June 2, 2029. The Company used the net proceeds from the $75 million senior notes facility for general corporate purposes, including the repayment of borrowings under the Company’s then-existing $425 million revolving credit facility and repayment of mortgage debt.

On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, increasing the borrowing capacity to $1.2 billion. The amendment and restatement extended the maturity date of the facility and changed the reference rate of the facility from the London Inter-Bank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus 10 basis points plus a margin ranging from 1.35% to 2.25% depending on the Company’s leverage ratio.

As of December 31, 2022, the Company had approximately $1.4 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 3.93%, consisting of approximately $329.2 million in outstanding mortgage debt secured by 19 properties, with maturity dates ranging from February 2023 to May 2038 and stated

interest rates ranging from 3.40% to 4.46%, and approximately $1.0 billion in outstanding debt under its unsecured credit facilities with maturity dates ranging from August 2023 to March 2030 and effective interest rates, including the effect of interest rate swaps, ranging from 2.61% to 5.81%.

The Company’s unused borrowing capacity under its Revolving Credit Facility as of December 31, 2022 was $650 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders. As discussed above, the Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company's December 31, 2022 closing share price) ratio as of December 31, 2022 was 27.5%. The Company intends to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on a portion of its debt. All of these strategies reduce shareholder risk related to the Company’s financing structure.

See Note 4 title “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company's debt instruments as of December 31, 2022 and a summary of the financial and restrictive covenants as defined in the credit agreements.

The Company has a universal shelf registration statement on Form S-3 (No. 333-262915) that was automatically effective upon filing on February 23, 2022. The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing the Company’s preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s prior shelf registration statement and the current shelf registration statement described above. Since inception of the ATM Program in August 2020 through December 31, 2022, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its then-existing $425 million revolving credit facility and used the corresponding increased availability under the $425 million revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of December 31, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company's ATM Program during the year ended December 31, 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Distribution Policy

The Company has historically paid distributions on a monthly basis, with distributions based on anticipated cash generated from operations. The Company attempts to set a rate that can be consistent over a period of time as it forecasts its cash available from operations. As a result of COVID-19 and the impact on its business, the Company suspended its monthly distributions in March 2020, and beginning in March 2021, the Board of Directors declared distributions of $0.01 per common share in the last month of each quarter and the distributions were paid out each following month. In February 2022, the Board of Directors of the Company reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share with the first monthly distribution paid in March 2022. In August and October 2022, the Board of Directors approved subsequent increases to the monthly cash distribution to $0.07 and $0.08 per common share, respectively. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2022, the Board of Directors approved a special cash distribution of $0.08 per common share for a combined distribution of $0.16 per common share, paid in January 2023, to shareholders of record as of December 30, 2022. While management expects monthly cash distributions to continue, each distribution is subject to approval by the Company’s Board of Directors and there can be no assurance of the classification, timing or duration of distributions at the current distribution rate. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and the timing and level of distributions in relation to the Company’s other cash requirements or in order to maintain its REIT status for federal income tax purposes. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy and may need to reduce its distributions to required levels to maintain its REIT status. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

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

Corporate Responsibility

The Company’s environmental, social and governance strategy aims to enhance long-term value for its shareholders through responsible investment in sustainable and equitable practices at the corporate and property levels that: strengthen the resilience of the Company and its hotels while minimizing its overall environmental impact and enhancing the value of its assets; encourage stakeholder engagement and advance human capital; and make positive contributions throughout the Company, the hotel industry, its local community and the many communities its hotels serve.

The Company’s Corporate Responsibility Report, issued in December 2022, provides further detail of the Company’s environmental, social and governance progress, and can be found on the Company’s website at www.applehospitalityreit.com. The contents of the Company’s Corporate Responsibility Report are not incorporated by reference into this Annual Report on Form 10-K and do not form a part of this Form 10-K.

Environmental Stewardship and Sustainability

The environment is a key consideration in the operations of the Company's hotels. The Company actively monitors key performance indicators of energy, water and waste at its properties, utilizing historical, market and industry data to identify properties where improvements can be made, and works with its management companies to address the opportunities. The Company is committed to enhancing and incorporating sustainability opportunities into its investment and asset management strategies, with a focus on minimizing its environmental impact.

To enhance its commitment to sustainable operations, the Company established a formal energy management program in 2018 to ensure that energy, water and waste management are a priority not only within the Company, but also with the Company's third-party management companies and brands. Developed jointly with the Company's third-party energy consultants, this program provides its hotels and management companies with operating guidelines designed to consistently use energy and water responsibly across the entire portfolio. The Company seeks to invest in proven sustainability practices when renovating its hotels and in portfolio-wide capital projects that can enhance asset value while also improving environmental performance. The Company targets specific environmental efficiency enhancements, including equipment upgrades and replacements, that reduce energy and water consumption and improve waste management. As part of its acquisition due diligence, the Company performs sustainability assessments to identify areas of opportunity that will improve the property's environmental performance.

Social Responsibility

The Company is firmly committed to strengthening communities through charitable giving and by volunteering time and talents. The Company is dedicated to making a positive impact throughout its organization, the hotel industry, its local community and the many communities its hotels serve. In 2017, the Company formed Apple Gives, an employee-led charitable initiative, to expand its impact and further advance the achievement of its corporate philanthropic goals. Apple Gives collaborates with organizations that are important to the Company's employees, its third-party management companies, its hotels and numerous industry organizations, including the American Hotel & Lodging Association (“AHLA”), and works to make a positive impact across the Company's community and the communities its hotels serve. More specifically, Apple Gives organizes company-wide community events with charitable organizations, deploys aid to markets and associates affected by natural disasters, and allocates funds and other resources to a variety of causes.

Human Capital

The Company believes that each of its 63 team members (as of December 31, 2022) plays a vital role in the success of the organization. The Company believes the physical and mental health, safety and well-being of its employees, the associates at its hotels and its hotel guests is critical to the continued success of its business. The Company aims to provide an inspiring, diverse, equitable and inclusive work environment where employees feel valued, empowered and encouraged to make positive differences within the Company and throughout their communities, with a belief that the most successful management provides clear leadership while empowering the team to make timely and responsible decisions and to take actions necessary to achieve exceptional operating results. The Company is committed to diversity, equity and inclusion and does not tolerate discrimination or harassment in the workplace.

The Company offers competitive compensation and benefits, a flexible leave policy, fully paid parental leave for up to 12 weeks for primary caregivers and three weeks for secondary caregivers for the birth or adoption of a new child, financial assistance for adoption of a new child, an education reimbursement program, and a culture that encourages balance of work and personal life. The Company provides its employees with two days paid leave each year for volunteer work and donation matching to support non-profit organizations. The Company emphasizes an open-door policy for communications and conducts regular employee satisfaction surveys and annual performance reviews, which provide the opportunity for continuous improvement.

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

During 2022, all employees involved in the day-to-day operation of the Company’s hotels were employed by one of 17 third-party management companies engaged pursuant to the hotel management agreements.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns have been disrupted since the first quarter of 2020, although the Company has experienced some seasonal decrease in demand in the first and fourth quarters of each year. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Website Access

The address of the Company’s website is www.applehospitalityreit.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report. The Company’s website also is a key source of important information about the Company. The Company routinely posts to the Investor Information section of its website important information about its business, operating results and financial condition and prospects, including, for example, information about material acquisitions and dispositions, earnings releases and the Company’s Corporate Responsibility Report. The Company also posts to its website copies of investor presentations, which contain important information about the Company, and it updates those presentations periodically. The website has a Corporate Governance page in the Investor Information section that includes, among other things, copies of the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for each standing committee of the Company’s Board of Directors. Please note that the information contained on the Company’s website is not incorporated by reference in, or considered to be a part of, this report or any other document, unless expressly incorporated by reference therein.

Item 1A. Risk Factors

The Company has identified the following significant risk factors which may affect, among other things, the Company’s business, financial position, results of operations, operating cash flows, market value, and ability to service its debt obligations and make distributions to its shareholders. You should carefully consider the risks described below and the risks disclosed by the Company in other filings with the SEC, in addition to the other information contained in this Annual Report on Form 10-K.

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
•
increases in operating costs, including ground lease payments, renovation projects, property and casualty insurance, utilities and real estate and personal property taxes, due to inflation, climate change and other factors that may not be offset by increased room rates;
•
inflation due to the possibility of future increases in interest rates which could adversely affect consumer confidence thereby reducing consumer purchasing power and demand for lodging;
•
labor shortages and other increases in the cost of labor due to low unemployment rates or to government regulations surrounding work rules, government-issued vaccination requirements or prohibitions, wage rates, health care coverage and other benefits;
•
supply chain disruptions and broader inflationary pressures throughout the overall economy and global tensions driving shortages and cost increases for materials and supplies such as food and equipment;
•
changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•
claims, litigation and threatened litigation from guests, visitors to our hotel properties, contractors, sub-contractors and others;
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

The performance of the lodging industry has historically been highly cyclical and closely linked to the performance of the general economy both nationally and within local markets in the U.S. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions have lowered and may continue to lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. An economic downturn or prolonged economic recession, including lower GDP growth, corporate earnings, consumer confidence, employment rates, income levels and personal wealth, may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels, significantly reduced room rates, and declines in RevPAR. The Company cannot predict the pace or duration of an economic recession or cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, the Company’s revenue and profitability could be adversely affected. Furthermore, even if the economy in the U.S. improves, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically, where the Company’s properties are located.

In addition, many of the expenses associated with the Company’s business, including certain personnel costs, interest expense, ground leases, property taxes, insurance and utilities, are relatively fixed. These hotel operating expenses may not decrease when hotel revenues decrease, and some expenses, such as wages and insurance, may also increase due to factors unrelated to hotel operating performance, such as rising inflation rates. During a period of overall economic weakness, if the Company is unable to meaningfully decrease these costs as demand for its hotels decreases, or increase room rates to account for higher than expected costs, the Company’s business operations and financial performance may be adversely affected.

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

Furthermore, if one of the Company’s third-party managers is financially unable or unwilling to perform its obligations pursuant to its management agreements with the Company, the Company’s ability to find a replacement manager or managers for those properties could be costly and time-consuming for the Company and disrupt hotel operations which could materially and adversely affect the Company. In addition, at any given time, the Company may become engaged in disputes or litigation with one or more of its third-party managers or franchisors arising from contractual and other disagreements that could make the Company liable to them or result in litigation costs or other expenses.

Labor shortages and increased labor costs could cause significant increases to the Company’s operating costs and decreases to the Company’s operating revenues.

The Company’s third-party hotel managers are responsible for hiring and maintaining the labor force at each of the Company’s hotels. Although the Company does not directly employ or manage employees at its hotels the Company is still subject to many of the costs and risks generally associated with the hotel labor force. Labor costs can increase due to many factors, including but not limited to, a shortage of hospitality workers, increased dependence on contract workers, increased wages and employee benefit costs, increased labor turnover and increases in a unionized labor force. Significant labor shortages could prohibit the Company from operating its hotels at full capacity which could result in a decrease in operating revenues. An increased exposure to a unionized labor force could lead to labor disputes, causing higher labor costs, either by increases in wages or benefits or by changes in local labor regulations that raise hotel operating costs.

The growing use of non-franchisor lodging distribution channels could adversely affect the Company’s business and profitability.

Although a majority of rooms sold are sold through the hotel franchisors’ distribution channels, many are sold through other channels or intermediaries. Rooms sold through non-franchisors’ channels are generally less profitable (after associated fees) than rooms sold through franchisors’ channels. Although the Company’s franchisors may have established agreements with many of these alternative channels or intermediaries that limit transaction fees for hotels, there can be no assurance that the Company’s franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, alternative channels or intermediaries may employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to those of the Company’s franchisors. If this happens, the Company’s business and profitability may be materially and adversely affected.

Renovations and capital improvements at the Company’s existing hotels or new hotel developments may reduce the Company’s profitability.

The Company has ongoing needs for hotel renovations and capital improvements, including maintenance requirements and updates to brand standards under all of its hotel franchise and management agreements and certain loan agreements. In addition, from time to time the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. As properties increase in age, the frequency and cost of renovations needed to maintain appealing facilities for hotel guests may increase. The Company may also need to make significant capital improvements to hotels that it acquires, or may be involved in the development of new hotels. Construction delays and cost overruns, including increases in the cost of labor, goods and materials and delays and cost increases caused by supply chain disruptions, have increased and may continue to increase renovation or development costs for the Company and have delayed and may in the future delay the acquisition or opening of hotels or the length of time that rooms are out of service. Occupancy and ADR are often affected during periods of renovations and capital improvements at a hotel, especially if the Company encounters delays, or if the improvements require significant disruption at the hotel. The costs of renovations and capital improvements the Company needs or chooses to make at the Company’s existing hotels, or the costs related to the development of new hotels, could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2022, 14 of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability, market conditions, and capital requirements of its hotels and attempts to maximize shareholder value by timely disposal of its hotels. Real estate investments are, in general, relatively difficult to sell due to, among other factors, the size of the required investment and the volatility in availability of adequate financing for a potential buyer. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property. Therefore, the Company cannot predict whether it will be able to sell any hotels on acceptable terms, or at all. In addition, provisions of the Code relating to REITs have certain limits on the Company’s ability to sell hotels.

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

The Company’s business strategy includes identifying and completing accretive hotel acquisitions. The Company competes with other investors who are engaged in the acquisition of hotels, and these competitors may affect the supply and demand dynamics and, accordingly, increase the price the Company must pay for hotels it seeks to acquire, or these competitors may succeed in acquiring those hotels. Any delay or failure on the Company’s part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede the Company’s growth. The Company may also incur costs that it cannot recover if it abandons a potential acquisition. Also, if the Company does not reinvest proceeds received from hotel dispositions into new properties in a timely manner, the Company’s profitability could be negatively impacted. The Company’s profitability may also suffer because future acquisitions of hotels may not yield the returns the Company expects and the integration of such acquisitions may disrupt the Company’s business or may take longer than projected. Furthermore, the Company may be subject to unknown or contingent liabilities related to hotels it acquires.

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

The Company is also subject to risks associated with increases in interest rates with respect to the Company’s variable-rate debt which could reduce cash from operations and adversely affect its ability to make distributions to shareholders. In addition, the Company has used interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt, and in the future, it may use hedging arrangements, such as interest rate swaps to manage its exposure to interest rate volatility. The Company’s actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. There is no assurance that the Company’s hedging strategy will achieve its objectives, and the Company may be subject to costs, such as transaction fees or breakage costs, if it terminates these hedging arrangements.

The replacement of LIBOR with SOFR may adversely affect interest expense related to outstanding debt.

The Company's debt agreements related to its unsecured credit facilities require the applicable interest rate or payment amount by reference to SOFR. The composition and characteristics of SOFR differ from those of LIBOR in material respects: SOFR is a secured rate, LIBOR is an unsecured rate, and while SOFR is an overnight rate, LIBOR represents interbank funding for a specified term. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that the Company previously experienced when referenced to LIBOR. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR could be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time, including as a result of, without limitation, changes in interest and yield rates in the market, bank credit risk, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. As a result, the amount of interest the Company may pay on its credit facilities is difficult to predict. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future, and there can be no assurance that SOFR will be positive. While some pre-publication historical data for SOFR has been released by the Federal Reserve Bank of New York, production of such historical indicative SOFR data inherently involves assumptions, estimates and approximations. No future performance of SOFR may be inferred from any of the historical actual or historical indicative SOFR data. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR. Additionally, there can be no assurance that SOFR will continue to maintain market acceptance or that the method by which the reference rate is calculated will continue in its current form.

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

Pandemics and other health crises, including the ongoing outbreak of COVID-19, could negatively impact the Company's business, financial performance and condition, operating results and cash flows.

Pandemics, including the ongoing COVID-19 pandemic, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to the hotel industry or the economy as a whole. While operations at many of the Company’s properties have returned to 2019 levels, some of the Company's properties continue to operate at reduced levels as business travel has not fully returned, and the Company has reduced certain services and amenities. COVID-19 disrupted the industry and dramatically reduced business and impacted leisure travel from March 2020 into 2022, which disrupted the Company's business and had a significant adverse effect, and a similar outbreak could, in the future, significantly adversely impact and disrupt its business, financial performance and condition, operating results and cash flows. Additional factors that may negatively impact the Company's ability to operate successfully as a result of COVID-19 or another pandemic, include, among others:

•
sustained negative consumer or business sentiment or continued corporate travel policy restrictions, which could further adversely impact demand for lodging;
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
•
continued increased costs and potential difficulty accessing supplies related to personal protective equipment, increased sanitation, social distancing and other mitigation measures at hotels; and
•
continued increased labor costs to attract employees due to perceived risk of exposure to COVID-19 or other infectious disease, as well as potential for increased workers’ compensation claims if hotel employees are exposed to COVID-19 through the workplace.

Moreover, many risk factors set forth in this Annual Report on Form 10-K would be heightened as a result of COVID-19 or another potential pandemic. The full extent of the impact of a pandemic on the Company's business is largely uncertain and dependent on a number of factors beyond its control, and the Company is not able to estimate with any degree of certainty the effect a pandemic or measures intended to curb its spread could have on the Company's business, results of operations, financial condition, and cash flows.

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

Security breaches, whether through physical or electronic break-ins, cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering or phishing schemes, can create system disruptions, shutdowns, deployment of ransomware, theft of our data, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage the reputations of the Company, the Company’s hotel managers or franchisors, and subject the Company to liability claims or regulatory penalties that may not be fully covered by insurance, all of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

The Company is subject to the risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, wildfires, hurricanes, flooding, and utility outages, any of which could have a material adverse effect on the Company’s properties, operations and business. To the extent climate change causes changes in weather patterns, the markets in which the Company operates could experience increases in storm intensity and rising sea levels causing damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on the Company’s business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy and water at its properties. The federal government and some of the states and localities in which the Company operates have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions and may enact new laws in the future. Although these laws and regulations have not had any known material adverse effect on the Company to date, they could impact companies with which the Company does business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Climate change, and any future laws and regulations, or future interpretations of current laws and regulations, could have a material adverse effect on the Company.

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

Liabilities and costs associated with environmental contamination at or emanating from the Company’s hotel properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws and regulations could be material and could materially and adversely affect the Company. The Company can make no assurances that changes in current laws or regulations, or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company. The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability.

The Company may incur significant costs complying with various regulatory requirements, which could materially and adversely affect the Company.

The Company and its hotels are subject to various U.S. federal, state and local regulatory requirements. These requirements are wide-ranging and include among others, state and local fire and life safety requirements, federal laws such as the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (“ADA”) and the Sarbanes-Oxley Act of 2002. Liabilities and costs associated with complying with these requirements are and could be material. If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change, and future requirements might require the Company to make significant unanticipated expenditures, which could have material and adverse effects on the Company.

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

The Board of Directors will continue to evaluate the Company’s distribution policy in conjunction with the impact of the economy on its operations, actual and projected financial condition and results of operations, capital expenditure requirements and other factors, including those discussed in this Annual Report on Form 10-K. There can be no assurance that the Company will continue to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. For example, distributions may be suspended or distribution rates may be adjusted from time to time to a level determined to be prudent in relation to the Company’s other cash requirements. The Board of Directors evaluates the distribution rate on an ongoing basis and may make changes at any time if it believes the rate is not appropriate based on REIT taxable income, limitations under financing arrangements, or other cash needs. A suspension of distributions or a reduction in the Company’s distribution rate could have a material adverse effect on the market price of the Company’s common shares.

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
•
publication of research reports about the Company and the accuracy of information published in these reports, regarding its hotels or the lodging or overall real estate industry;
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

The Company has in the past issued and may in the future issue additional common shares. Proceeds from any issuance may be used to finance hotel acquisitions, fund capital expenditures, pay down outstanding debt, or for other corporate purposes. A large volume of sales of the Company’s common shares could decrease the market price of the Company’s common shares and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. Also, a perception of the possibility of a substantial sale of common shares could depress the market price of the Company’s common shares and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the price of the Company’s common shares due to actual or anticipated sales of common shares could cause some institutions or individuals to engage in short sales of the common shares, which may itself cause the price of the common shares to decline. Because the Company’s decision to issue equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Therefore, the Company’s shareholders bear the risk of the Company’s future offerings reducing the market price of its common shares and diluting shareholders equity interests in the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, the Company owned 220 hotels with an aggregate of 28,983 rooms located in 37 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. The following table summarizes the number of hotels and rooms by state:

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
Arkansas	2	248
California	26	3,721
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	4	479
Iowa	3	301
Kansas	3	320
Kentucky	1	156
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
New Jersey	5	629
New York	4	554
North Carolina	8	881
Ohio	2	252
Oklahoma	4	545
Oregon	1	243
Pennsylvania	4	525
South Carolina	5	590
Tennessee	11	1,337
Texas	27	3,328
Utah	3	393
Virginia	11	1,667
Washington	3	490
Wisconsin	1	176
Total	220	28,983

The following table is a list of the 220 hotels the Company owned as of December 31, 2022. As noted below, 14 of the Company’s hotels are subject to ground leases and 19 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107	(1)
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Prattville	AL	Courtyard	LBA	3/1/2014	84	(1)
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121	(1)
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162	(1)
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95
Davenport	IA	Hampton	Aimbridge	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(1)
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178	(1)
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	208	(2)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	LBA	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	HHM	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(1)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(1)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					28,983

(1)
Hotel is encumbered by mortgage.
(2)
Hotel is subject to ground lease.
(3)
The management companies are defined in Note 9 titled “Management and Franchise Agreements” in Part II, Item 8 in this Annual Report on Form 10-K.

The Company’s investment in real estate as of December 31, 2022, consisted of the following (in thousands):

Land	$802,625
Building and Improvements	4,656,343
Furniture, Fixtures and Equipment	522,082
Finance Ground Lease Assets	102,084
Franchise Fees	19,925
6,103,059
Less Accumulated Depreciation and Amortization	(1,492,097)
Investment in Real Estate, net	$4,610,962

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2022 and February 13, 2023, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $15.78 and $17.57, respectively.

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

	Value of Initial Investment at
Name	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Apple Hospitality REIT, Inc.	$100.00	$78.36	$95.57	$77.50	$97.20	$99.54
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Dow Jones U.S. Real Estate Hotels Index	$100.00	$86.90	$100.69	$74.20	$84.98	$71.92

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

Shareholder Information

As of February 13, 2023, the Company had approximately 90 holders of record of its common shares and there were approximately 229 million common shares outstanding. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

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

In February 2022, the Board of Directors of the Company reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share with the first monthly distribution paid in March 2022. In August and October 2022, the Board of Directors approved subsequent increases to the monthly cash distribution to $0.07 and $0.08 per common share, respectively. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2022, the Board of Directors approved a special cash distribution of $0.08 per common share for a combined distribution of $0.16 per common share, paid in January 2023, to shareholders of record as of December 30, 2022. While management currently expects monthly cash distributions to continue at $0.08 per common share, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2022, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the year ended December 31, 2022, the Company purchased approximately 0.2 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.21 per common share for an aggregate purchase price, including commissions, of approximately $2.7 million. The shares were repurchased under a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions and that is intended to comply with Rule 10b5-1 under the Exchange Act. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

Additionally, during 2022, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) as described in Note 8 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

The following is a summary of all share repurchases during the fourth quarter of 2022:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2022	81,100	$14.21	81,100	$342,325
November 1 - November 30, 2022	-	-	-	$342,325
December 1 - December 31, 2022 (2)	114,147	16.81	-	$342,325
Total	195,247		81,100

(1)
Represents amount outstanding under the Company's authorized $345 million Share Repurchase Program. This program may be suspended or terminated at any time by the Company. If not terminated or extended earlier, the program will end in July 2023.
(2)
Consists of common shares surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted common shares.

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the Omnibus Plan, which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the "Compensation Committee") to be in the best interests of the Company. The Company’s Board of Directors previously adopted, and the Company’s shareholders approved, the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. In May 2015, the Directors’ Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan. The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3)
Equity compensation plans approved by security holders	142,019	$21.48	7,141,024
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	142,019	$21.48	7,141,024

(1)
Includes 57,011 stock options granted to the Company’s current and former directors under the Directors’ Plan. Also includes 85,008 fully vested deferred stock units, including quarterly distributions earned, under the Non-Employee Director Deferral Program under the Omnibus Plan, adopted by the Board of Directors in 2018, effective June 1, 2018, that are not included in the calculation of the weighted-average exercise price of outstanding options.
(2)
The weighted-average exercise price of outstanding options relates solely to stock options, which are the only currently outstanding exercisable security.
(3)
Does not include remaining shares registered under the Directors' Plan, as no further grants can be made under the Directors' Plan.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of December 31, 2022, the Company owned 220 hotels with an aggregate of 28,983 rooms located in urban, high-end suburban and developing markets throughout 37 states. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

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

While operations in 2022 returned to 2019 pre-pandemic levels in many markets, some markets, while showing continued improvement, may take time to recover to 2019 pre-pandemic levels. The Company experienced significant improvement in its business during 2021 and 2022 driven primarily by increased strength in leisure, small group and local negotiated business demand. While the Company has seen continued improvement in overall business demand, it anticipates that some larger corporate demand drivers may take longer to fully recover.

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2022, the Company acquired two existing hotels for an aggregate purchase price of approximately $85.0 million: a 156-room AC Hotel in Louisville, Kentucky and a 134-room AC Hotel in Pittsburgh, Pennsylvania. The Company utilized its available cash on hand and a $50 million draw on its $575 million term loan facility to fund the acquisitions and plans to utilize its available cash or borrowings under its unsecured credit facilities for any additional acquisitions.

As of December 31, 2022, the Company had an outstanding contract for the potential purchase of a hotel under development in Madison, Wisconsin for a purchase price of $78.6 million, which is expected to be completed as a 260-room Embassy Suites and opened for business in early 2024, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, in 2022, the Company sold one hotel for a gross sales price of approximately $8.5 million and recognized a net gain on sale of approximately $1.8 million. The Company used the net proceeds from the sale for general corporate purposes.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these transactions.

Hotel Operations

As of December 31, 2022, the Company owned 220 hotels with a total of 28,983 rooms as compared to 219 hotels with a total of 28,747 rooms as of December 31, 2021. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented. During 2022, the Company acquired two hotels and sold one hotel. During 2021, the Company acquired eight hotels and sold 23 hotels. See further discussion in Note 2 titled “Investments in Real Estate” and Note 3 titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K. As a result, in addition to the impacts of COVID-19, the comparability of results for the years ended December 31, 2022 and 2021, as discussed below, is also impacted by these transactions.

In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, ADR and RevPAR, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below. RevPAR and operating results may be impacted by regional and local economies and local regulations as well as changes in lodging demand due to macroeconomic factors including inflationary pressures, higher energy prices or a recessionary environment.

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company. Comparisons to 2019 are included to provide a better understanding of the Company’s recovery from the impact of COVID-19 on hotel operations.

	Year Ended December 31,
(in thousands, except statistical data)	2022	Percent of Revenue	2021	Percent of Revenue	Change 2021 to 2022	2020	Percent of Revenue	2019	Percent of Revenue	Change 2019 to 2022
Total revenue	$1,238,417	100.0%	$933,869	100.0%	32.6%	$601,879	100.0%	$1,266,597	100.0%	-2.2%
Hotel operating expense	710,481	57.4%	542,178	58.1%	31.0%	402,278	66.8%	724,416	57.2%	-1.9%
Property taxes, insurance and other expense	72,907	5.9%	71,980	7.7%	1.3%	78,238	13.0%	77,498	6.1%	-5.9%
General and administrative expense	42,464	3.4%	41,038	4.4%	3.5%	29,374	4.9%	36,210	2.9%	17.3%

Loss on impairment of depreciable real estate assets	26,175		10,754		143.4%	5,097		6,467		304.7%
Depreciation and amortization expense	181,697		184,471		-1.5%	199,786		193,240		-6.0%
Gain on sale of real estate	1,785		3,596		-50.4%	10,854		5,021		-64.4%
Interest and other expense, net	59,733		67,748		-11.8%	70,835		61,191		-2.4%
Income tax expense	1,940		468		314.5%	332		679		185.7%

Net income (loss)	144,805		18,828		669.1%	(173,207)		171,917		-15.8%
Adjusted hotel EBITDA (1)	455,579		320,273		42.2%	121,985		464,995		-2.0%

Number of hotels owned at end of period	220		219		0.5%	234		233		-5.6%
ADR	$149.36		$123.78		20.7%	$111.49		$137.30		8.8%
Occupancy	72.6%		66.3%		9.5%	46.1%		77.0%		-5.7%
RevPAR	$108.45		$82.03		32.2%	$51.34		$105.72		2.6%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income (loss) in "Non-GAAP Financial Measures" below.

The following table highlights the Company’s full year ADR, Occupancy, RevPAR, net income (loss) and adjusted hotel earnings before interest, income taxes, depreciation and amortization for real estate (“Adjusted Hotel EBITDA”) for the last four years. As COVID-19 has affected results since 2020, 2019 results are included to provide a better understanding of the Company’s recovery from the impact of COVID-19 on hotel operations (in thousands except statistical data).

	Year Ended December 31,
	2022	2021	2020	2019
ADR	$149.36	$123.78	$111.49	$137.30
Occupancy	72.6%	66.3%	46.1%	77.0%
RevPAR	$108.45	$82.03	$51.34	$105.72
Net income (loss)	$144,805	$18,828	$(173,207)	$171,917
Adjusted Hotel EBITDA (1)	$455,579	$320,273	$121,985	$464,995

(1)
See reconciliation of Adjusted Hotel EBITDA to net income (loss) in "Non-GAAP Financial Measures" below.

While the Company experienced its most significant decline in operating results (driven by the impact of COVID-19) during 2020 through early 2021, occupancy and RevPAR have since shown improvement with a RevPAR increase of 32.2% for the year ended December 31, 2022, compared to the same period in 2021. Although the Company expects continued recovery in rate and occupancy, it is difficult to project the pace at which the Company will experience a full recovery to pre-pandemic levels and future revenues and operating results could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter COVID-19 mitigation restrictions, deterioration of consumer sentiment, labor shortages, supply chain disruptions, a recessionary macroeconomic environment or inflationary pressures.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 220 hotels owned as of December 31, 2022. The Company defines metrics from Comparable Hotels as results generated by the 220 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership. Comparisons to 2019 operating results are included to provide a better understanding of the Company’s recovery from the impact of COVID-19 on hotel operations.

	Year Ended December 31,
	2022	2021	Change 2021 to 2022	2020	2019	Change 2019 to 2022
ADR	$149.56	$125.52	19.2%	$112.73	$141.22	5.9%
Occupancy	72.6%	66.1%	9.8%	45.7%	77.1%	-5.8%
RevPAR	$108.60	$82.99	30.9%	$51.48	$108.90	-0.3%

Same Store Operating Results

The following table reflects certain operating statistics for the 204 hotels owned by the Company as of January 1, 2019 and during the entirety of the reporting periods being compared (“Same Store Hotels”). Comparisons to 2019 operating results are included to provide a better understanding of the Company’s recovery from the impact of COVID-19 on hotel operations. This information has not been audited.

	Year Ended December 31,
	2022	2021	Change 2021 to 2022	2020	2019	Change 2019 to 2022
ADR	$147.55	$124.27	18.7%	$112.68	$140.04	5.4%
Occupancy	72.7%	66.8%	8.8%	46.1%	77.3%	-6.0%
RevPAR	$107.26	$83.04	29.2%	$51.99	$108.20	-0.9%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. COVID-19 has been negatively affecting the U.S. hotel industry since March 2020. The Company’s Same Store Hotels revenue and operating results improved during the year ended December 31, 2022 compared to the year ended December 31, 2021, which is consistent with the overall lodging industry. The Company's Same Store Hotels RevPAR was down approximately 0.9% for the year ended December 31, 2022 compared to the year ended December 31, 2019 (the last year prior to the COVID-19 pandemic). Though the Company anticipates further improvement to RevPAR in 2023, the Company can give no assurances as to the amount or period of improvement due to uncertainties resulting from, among other things, the impact of COVID-19, a recessionary macroeconomic environment or inflationary pressures.

Results of Operations

A discussion regarding the Company’s results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under the section titled “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, which is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Information section of the Company’s website at www.applehospitalityreit.com.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the years ended December 31, 2022 and 2021, the Company had total revenue of $1.2 billion and $933.9 million, respectively. For the years ended December 31, 2022 and 2021, respectively, Comparable Hotels achieved combined average occupancy of 72.6% and

66.1%, ADR of $149.56 and $125.52 and RevPAR of $108.60 and $82.99. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to 2021, the Company experienced increases in ADR and occupancy in 2022, resulting in an increase of 30.9% in RevPAR, for Comparable Hotels. As compared to 2019 (pre-COVID-19), Comparable Hotels RevPAR for 2022 decreased by 0.3% as a result of a 5.8% reduction in occupancy, offset by a 5.9% increase in ADR. Revenue recovery in 2022 compared to 2021 was led by leisure transient and small group demand, with increased demand from corporate business. Suburban markets continued to see stronger demand than urban markets and the Sun Belt generally outperformed other regions of the U.S. throughout the hospitality industry. The Company expects improvement to continue, however, future revenues could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, new COVID-19 variants, state and local governments and businesses reverting to tighter COVID-19 mitigation restrictions, deterioration of consumer sentiment, labor shortages, supply chain disruptions, a recessionary macroeconomic environment or inflationary pressures.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2022 and 2021, hotel operating expense totaled $710.5 million and $542.2 million, respectively, or 57.4% and 58.1% of total revenue for each respective year. Comparatively, prior to COVID-19, hotel operating expense was 57.2% of total revenue for the year ended December 31, 2019.

The impact of the pandemic has varied and will continue to vary by market and hotel. With the support of its brands and third-party management companies, the Company worked to reduce costs associated with operating hotels in a lower occupancy environment than that experienced prior to COVID-19. As occupancy has increased, adding staff to meet increased demand has been challenging, and while the Company’s hotels made progress in filling open positions in 2022, they have often done so at higher wage rates or with more expensive contract labor as compared to 2021 and 2019. Likewise, supply chain disruptions, broader inflationary pressures throughout the overall economy and global tensions have driven shortages and cost increases for materials and supplies such as food and equipment. The Company continues to work with its management companies to realize operational efficiencies and mitigate the impact of cost pressures resulting from supply chain shortages, inflation and staffing challenges. The Company will continue to evaluate and work with its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including evaluating staffing levels at its hotels to maximize efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2022 and 2021 totaled $72.9 million and $72.0 million, respectively, or 5.9% and 7.7% of total revenue for each respective year. Property taxes in certain locations increased due to the reassessment of property values by localities related to the improved economy but were partially offset by decreases at other locations due to successful appeals of tax assessments. Although the Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted, it does not currently anticipate significant decreases in property taxes in 2023 as compared to 2022.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2022 and 2021 was $42.5 million and $41.0 million, respectively, or 3.4% and 4.4% of total revenue for each respective year. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense in 2022 as compared to 2021 was primarily due to increased salaries and payroll taxes in 2022 compared to 2021.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was $26.2 million for the year ended December 31, 2022, consisting of impairment losses at two hotel properties identified by the Company in the fourth quarter of 2022. Loss on impairment of depreciable real estate assets was $10.8 million for the year ended December 31, 2021, consisting of impairment losses at five hotel properties identified by the Company in the first quarter of 2021 for potential sale. See Note 3, titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $181.7 million and $184.5 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The decrease was primarily due to the sale of one hotel in 2022 and 23 hotels in 2021, partially offset by the acquisition of two hotels in 2022 and eight hotels in 2021 and renovations completed throughout 2022 and 2021. Additionally, depreciation and amortization expense for the years ended December 31, 2022 and 2021 includes approximately $3.0 million and $5.2 million, respectively, of expense associated with amortization of the Company’s finance ground leases.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2022 and 2021 was $59.7 million and $67.7 million, respectively, and is net of approximately $1.3 million and $0.3 million, respectively, of interest capitalized associated with renovation projects. Additionally, interest and other expense, net for the years ended December 31, 2022 and 2021 includes approximately $5.9 million and $9.4 million, respectively, of interest recorded on the Company’s finance lease liabilities. The decrease of approximately $3.5 million in finance lease interest is due to the August 16, 2021 purchase of the fee interest in the land at the Company’s Seattle, Washington Residence Inn that was previously under a ground lease.

Interest expense related to the Company’s debt instruments decreased as a result of lower average borrowings due to the repayment of loans maturing in 2022 and slightly lower average interest rates as the Company paid higher rates due to its covenant waiver status during the first half of 2021. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional discussion of the Company’s amended unsecured credit facilities. Interest expense is expected to increase in 2023 as a result of increases in market interest rates on the Company’s variable-rate debt.

Income tax expense

Income tax expense for the years ended December 31, 2022 and 2021 was $1.9 million and $0.5 million, respectively. The increase was primarily due to increases in state income taxes as a result of significant improvement in operating results in 2022 as well as limitations placed by certain states on the application of prior net operating losses.

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

The following table reconciles the Company’s GAAP net income (loss) to FFO and MFFO for the years ended December 31, 2022, 2021, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2022	2021	2020	2019
Net income (loss)	$144,805	$18,828	$(173,207)	$171,917
Depreciation of real estate owned	178,641	179,275	192,346	187,729
Gain on sale of real estate	(1,785)	(3,596)	(10,854)	(5,021)
Loss on impairment of depreciable real estate assets	26,175	10,754	5,097	6,467
Funds from operations	347,836	205,261	13,382	361,092
Amortization of finance ground lease assets	3,038	5,178	6,433	4,517
Amortization of favorable and unfavorable operating leases, net	396	393	442	124
Non-cash straight-line operating ground lease expense	154	169	180	188
Modified funds from operations	$351,424	$211,001	$20,437	$365,921

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

The following table reconciles the Company’s GAAP net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the years ended December 31, 2022, 2021, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2022	2021	2020	2019
Net income (loss)	$144,805	$18,828	$(173,207)	$171,917
Depreciation and amortization	181,697	184,471	199,786	193,240
Amortization of favorable and unfavorable operating leases, net	396	393	442	124
Interest and other expense, net	59,733	67,748	70,835	61,191
Income tax expense	1,940	468	332	679
EBITDA	388,571	271,908	98,188	427,151
Gain on sale of real estate	(1,785)	(3,596)	(10,854)	(5,021)
Loss on impairment of depreciable real estate assets	26,175	10,754	5,097	6,467
EBITDAre	412,961	279,066	92,431	428,597
Non-cash straight-line operating ground lease expense	154	169	180	188
Adjusted EBITDAre	413,115	279,235	92,611	428,785
General and administrative expense	42,464	41,038	29,374	36,210
Adjusted Hotel EBITDA	$455,579	$320,273	$121,985	$464,995

Hotels Owned

As of December 31, 2022, the Company owned 220 hotels with an aggregate of 28,983 rooms located in 37 states. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. Refer to Part I, Item 2, of this Annual Report on Form 10-K for tables summarizing the number of hotels and rooms by state, and summarizing the location, brand, manager, date acquired or completed and number of rooms for each of the 220 hotels the Company owned as of December 31, 2022.

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal short term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its Revolving Credit Facility. Over the long term, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties (such as the sale of one hotel in 2022 for proceeds of approximately $8.5 million discussed above in “Recent Hotel Portfolio Activities”) and offerings of the Company’s common shares, including pursuant to the ATM Program. Macroeconomic pressures, including inflation, increases in interest rates and general market uncertainty, could impact the Company’s ability to raise debt or equity capital to fund long-term liquidity requirements in a cost-effective manner.

As of December 31, 2022, the Company had approximately $1.4 billion of total outstanding debt consisting of $329.2 million of mortgage debt and $1.0 billion outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of December 31, 2022, the Company had available corporate cash on hand of approximately $4.1 million, $50 million of available funds under the $575 million term loan facility and unused borrowing capacity under its Revolving Credit Facility of approximately $650 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of December 31, 2022.

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

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period early, effective on July 29, 2021, pursuant to the terms of each of its unsecured credit facilities. The unsecured credit facilities did not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it elected to exit. Upon exiting the Extended Covenant Waiver Period, the Company was no longer subject to the restrictions regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were in place throughout the second quarter of 2021.

On June 2, 2022, the Company entered into an unsecured $75 million senior notes facility with a maturity date of June 2, 2029. The Company used the net proceeds from the $75 million senior notes facility for general corporate purposes, including the repayment of borrowings under the Company’s then-existing $425 million revolving credit facility and repayment of mortgage debt.

On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, increasing the borrowing capacity to approximately $1.2 billion. The amendment and restatement extended the maturity date of the facility and changed the reference rate of the facility from LIBOR to SOFR plus 10 basis points plus a margin ranging from 1.35% to 2.25% depending on the Company’s leverage ratio.

See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2022 and a summary of the financial and restrictive covenants as defined in the credit agreements.

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

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under the ATM Program under the Company’s prior shelf registration statement and the current shelf registration statement described above. Since inception of the ATM Program in August 2020 through December 31, 2022, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its then-existing $425 million revolving credit facility and used the corresponding increased availability under the $425 million revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of December 31, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company's ATM Program during the year ended December 31, 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Capital Uses

The Company anticipates that cash flow from operations, availability under its unsecured credit facilities, additional borrowings, and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, and cash management activities.

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. During the Extended Covenant Waiver Period, as a requirement under the amendments to its unsecured credit facilities, the Company was restricted in its ability to make distributions except for the payment of cash distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. The Company exited the Extended Covenant Waiver Period under its unsecured credit facilities in July 2021 and, as a result, is no longer subject to the above-described restriction on distributions. In February 2022, the Board of Directors of the Company reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share with the first monthly distribution paid in March 2022. In August and October 2022, the Board of Directors approved subsequent increases to the monthly cash distribution to $0.07 and $0.08 per common share, respectively. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2022, the Board of Directors approved a special cash distribution of $0.08 per common share for a combined distribution of $0.16 per common share, paid in January 2023, to shareholders of record as of December 30, 2022. Distributions paid for the years ended December 31, 2022, 2021 and 2020 were $0.61, $0.03 and $0.30 per common share, respectively, for a total of approximately $139.5 million, $6.8 million and $67.4 million, respectively.

The Company, as it has done historically due to seasonality, may use its Revolving Credit Facility to maintain the consistency of distributions, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. While management currently expects monthly cash distributions to continue at $0.08 per common share, any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification, timing or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company or to the extent required to maintain REIT status. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a real estate investment trust. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2022, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $345 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the year ended December 31, 2022, the Company purchased approximately 0.2 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.21 per common share for an aggregate purchase price, including commissions, of approximately $2.7 million. The shares were repurchased under a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions and that is intended to comply with Rule 10b5-1 under the Exchange Act. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2022, the Company held approximately $32.5 million in reserve related to these properties. During 2022, the Company invested approximately $61.7 million in capital expenditures. The Company anticipates spending approximately $70 million to $80 million during 2023, which includes various comprehensive renovation projects for approximately 20 to 25 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

As of December 31, 2022, the Company had approximately $150.5 million of principal and interest payments due on its debt over the next 12 months. Included in this total is approximately $37.4 million of mortgage loans maturing in 2023, of which the Company paid off $23.5 million in January and February of 2023 for the mortgage loans on three properties using cash flow from operations. See Note 14 titled “Subsequent Events” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for more detail regarding the repayment in full of these three mortgage loans in January and February 2023. The Company plans to pay off the remainder of mortgage loans maturing in 2023 using cash flow from operations or borrowings under its Revolving Credit Facility. Interest expense related to the Company's unsecured credit facilities is expected to increase in 2023 as a result of increases in market interest rates on its variable-rate debt. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for more detail regarding future maturities of the Company’s debt instruments as of December 31, 2022.

Hotel Purchase Contract Commitments

As of December 31, 2022, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel currently under development for a total expected purchase price of approximately $78.6 million. The hotel is expected to be completed as a 260-room Embassy Suites and opened for business in early 2024, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring this hotel, there are many conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If closing occurs, the Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel.

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2022, the Company had 14 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 16 to 96 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years. As of December 31, 2022, the Company had total remaining minimum lease payments of $290.4 million, including $7.1 million due in the next year. Refer to Note 10, titled “Lease Commitments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K for additional details.

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

Management and Franchise Agreements

Each of the Company’s 220 hotels owned as of December 31, 2022 is operated and managed under separate management agreements with 17 hotel management companies, none of which are affiliated with the Company. Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and, as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. See Note 9, titled “Management and Franchise Agreements” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information pertaining to the management and franchise agreements, including a listing of the Company’s hotel management companies.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes the Company has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns have been disrupted since the first quarter of 2020, although the Company has experienced some seasonal decrease in demand in the first and fourth quarters of each year. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature, including comparable land sales as well as industry and Company data regarding building and furniture, fixture and equipment costs, including adjustments for estimated depreciation based on the age of the property acquired and time since its most recent renovation. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled two properties for a combined purchase price of $85.0 million for the year ended December 31, 2022 and eight properties for a combined purchase price of $361.5 million for the year ended December 31, 2021.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs an annual recoverability analysis by comparing each property's net book value to its estimated operating income based on assumptions and estimates about the property's future revenues, expenses and capital expenditures after recovery from disruption resulting from COVID-19 and other disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on two properties recorded in 2022, five properties recorded in 2021 and one property recorded in 2020 totaling approximately $26.2 million, $10.8 million and $5.1 million, respectively, as discussed in Note 3, titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1, titled “Organization and Summary of Significant Accounting Policies” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for information on the anticipated adoption of recently issued accounting standards.

Subsequent Events

On January 3, 2023, the Company repaid in full one secured mortgage loan for a total of $12.4 million. On February 6, 2023, the Company repaid in full two secured mortgage loans for a total of $11.1 million. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these transactions.

On January 17, 2023, the Company completed a $50 million draw on its $575 million term loan facility. After this draw, the $575 million term loan facility was fully funded with no remaining capacity on its delayed draw option.

On January 17, 2023, the Company paid approximately $36.6 million in aggregate, or $0.16 per common share, in distributions to shareholders of record as of December 30, 2022.

On January 20, 2023, the Company declared a monthly cash distribution of $0.08 per common share. The distribution of approximately $18.3 million was paid on February 15, 2023, to shareholders of record as of January 31, 2023.

On February 17, 2023, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 15, 2023, to shareholders of record as of February 28, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of December 31, 2022, after giving effect to interest rate swaps, as described below, approximately $225.0 million, or approximately 16% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2022, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.3 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2022, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $920 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2022, the Company had 12 interest rate swap agreements that effectively fix the interest payments on approximately $695.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from March 2023 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s interest rate swaps as of December 31, 2022.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at December 31, 2022. All dollar amounts are in thousands.

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$96,214	$113,597	$245,140	$74,649	$278,602	$566,013	$1,374,215	$1,322,540
Average interest rates (1)	4.0%	4.3%	4.7%	4.9%	5.0%	4.8%

Variable-rate debt:
Maturities	$50,000	$85,000	$175,000	$-	$275,000	$335,000	$920,000	$916,375
Average interest rates (1)	4.0%	4.5%	5.0%	5.3%	5.4%	5.3%

Fixed-rate debt:
Maturities	$46,214	$28,597	$70,140	$74,649	$3,602	$231,013	$454,215	$406,165
Average interest rates	4.1%	4.1%	4.0%	4.0%	4.1%	4.1%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 8. Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting

February 21, 2023

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apple Hospitality REIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(2) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Investments in Real Estate – Impairment Analysis

Description of the Matter

As of December 31, 2022, the Company had investments in real estate, net of accumulated depreciation and amortization of $4.6 billion. As more fully described in Notes 1 and 3 to the consolidated financial statements, the Company analyzes its hotel properties individually for indicators of impairment throughout the year. For properties with impairment indicators, the Company determines whether projected undiscounted future cash flows from operations are sufficient to recover their carrying value. Impairment charges may result when the carrying value of the properties’ assets exceeds the estimated undiscounted future cash flows over the estimated holding period. The Company’s impairment analysis consists of (1) identifying properties with indicators of impairment, (2) testing the identified property assets for recoverability and (3) measuring the impairment loss. As a result of the annual test performed, the Company recorded $26.2 million of impairment losses in the fourth quarter of 2022.

Auditing management’s analysis is complex due to the highly judgmental nature of identifying indicators of impairment as well as a change in a property’s intended hold period. Many indicators of impairment, such as a change in the intended holding period of the property, are subjective. The determination of the estimated growth rates used to project future sales and net operating income for properties requiring a recoverability analysis and the determination of discount rate and capitalization rate used in the fair value estimates require significant management judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s review for indicators of impairment, including changes in the intended hold period. For example, we tested controls over management’s review of the recoverability analysis and measurement of the impairment loss, including the significant assumptions described above.

To test whether any indicators of impairment were present, our audit procedures included evaluating management’s analysis, including testing the completeness and accuracy of the underlying data. In addition, we performed an independent assessment using both internally and externally available information to identify evidence that was either corroborative or contrary to management’s analysis. For example, we considered historical trends in dispositions and renovations as well as current year property level performance such as net operating income and challenged management’s hold period assumptions. For the Company’s investment in real estate that was assessed by management using an undiscounted cash flow model, we inspected relevant industry and market outlook data to consider market conditions. Further, we also involved our valuation specialists to assist in testing that the significant assumptions utilized in estimating property level fair value, such as capitalization rate and discount rate, were within an observable market range, as well as performed sensitivity analyses on such assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Richmond, Virginia

February 21, 2023

Apple Hospitality REIT , Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2022	2021

Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,492,097 and $1,311,262, respectively	$4,610,962	$4,677,185
Cash and cash equivalents	4,077	3,282
Restricted cash-furniture, fixtures and other escrows	39,435	36,667
Due from third party managers, net	43,331	40,052
Other assets, net	74,909	33,341
Total Assets	$4,772,714	$4,790,527

Liabilities
Debt, net	$1,366,249	$1,438,758
Finance lease liabilities	112,006	111,776
Accounts payable and other liabilities	116,064	92,672
Total Liabilities	1,594,319	1,643,206

Shareholders' Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,644,861 and 228,255,642 shares, respectively	4,577,022	4,569,352
Accumulated other comprehensive income (loss)	36,881	(15,508)
Distributions greater than net income	(1,435,508)	(1,406,523)
Total Shareholders' Equity	3,178,395	3,147,321

Total Liabilities and Shareholders' Equity	$4,772,714	$4,790,527

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Room	$1,139,436	$871,436	$560,485
Food and beverage	46,010	22,018	16,719
Other	52,971	40,415	24,675
Total revenue	1,238,417	933,869	601,879

Expenses:
Hotel operating expense:
Operating	300,852	216,644	156,099
Hotel administrative	105,396	85,066	68,473
Sales and marketing	104,756	79,834	61,003
Utilities	45,017	40,635	33,412
Repair and maintenance	58,729	47,660	37,087
Franchise fees	53,901	40,949	26,387
Management fees	41,830	31,390	19,817
Total hotel operating expense	710,481	542,178	402,278
Property taxes, insurance and other	72,907	71,980	78,238
General and administrative	42,464	41,038	29,374
Loss on impairment of depreciable real estate assets	26,175	10,754	5,097
Depreciation and amortization	181,697	184,471	199,786
Total expense	1,033,724	850,421	714,773

Gain on sale of real estate	1,785	3,596	10,854

Operating income (loss)	206,478	87,044	(102,040)

Interest and other expense, net	(59,733)	(67,748)	(70,835)

Income (loss) before income taxes	146,745	19,296	(172,875)

Income tax expense	(1,940)	(468)	(332)

Net income (loss)	$144,805	$18,828	$(173,207)

Other comprehensive income (loss):
Interest rate derivatives	52,389	27,294	(38,104)

Comprehensive income (loss)	$197,194	$46,122	$(211,311)

Basic and diluted net income (loss) per common share	$0.63	$0.08	$(0.77)

Weighted average common shares outstanding - basic and diluted	228,946	226,361	223,544

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(in thousands, except per share data)

			Accumulated
	Common Stock		Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2019	223,863	$4,493,763	$(4,698)	$(1,198,052)	$3,291,013
Share based compensation, net	870	9,368	-	-	9,368
Equity issuance costs	-	(376)	-	-	(376)
Common shares repurchased	(1,521)	(14,336)	-	-	(14,336)
Interest rate derivatives	-	-	(38,104)	-	(38,104)
Net loss	-	-	-	(173,207)	(173,207)
Distributions declared to shareholders ($0.20 per share)	-	-	-	(45,011)	(45,011)
Balance at December 31, 2020	223,212	4,488,419	(42,802)	(1,416,270)	3,029,347
Share based compensation, net	367	5,933	-	-	5,933
Issuance of common shares, net	4,677	75,000	-	-	75,000
Interest rate derivatives	-	-	27,294	-	27,294
Net income	-	-	-	18,828	18,828
Distributions declared to shareholders ($0.04 per share)	-	-	-	(9,081)	(9,081)
Balance at December 31, 2021	228,256	4,569,352	(15,508)	(1,406,523)	3,147,321
Share based compensation, net	577	10,645	-	-	10,645
Equity issuance costs	-	(300)	-	-	(300)
Common shares repurchased	(188)	(2,675)	-	-	(2,675)
Interest rate derivatives	-	-	52,389	-	52,389
Net income	-	-	-	144,805	144,805
Distributions declared to shareholders ($0.76 per share)	-	-	-	(173,790)	(173,790)
Balance at December 31, 2022	228,645	$4,577,022	$36,881	$(1,435,508)	$3,178,395

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December, 31
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$144,805	$18,828	$(173,207)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	181,697	184,471	199,786
Loss on impairment of depreciable real estate assets	26,175	10,754	5,097
Gain on sale of real estate	(1,785)	(3,596)	(10,854)
Other non-cash expenses, net	8,653	10,284	8,859
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	(3,436)	(18,113)	4,795
Decrease (increase) in other assets, net	(1,685)	846	(580)
Increase (decrease) in accounts payable and other liabilities	14,022	14,088	(7,168)
Net cash provided by operating activities	368,446	217,562	26,728

Cash flows from investing activities:
Acquisition of hotel properties, net	(84,827)	(362,486)	(88,677)
Refunds (disbursements) for potential acquisitions, net	-	(893)	476
Capital improvements	(59,376)	(18,312)	(48,559)
Net proceeds from sale of real estate	8,293	231,008	54,499
Net cash used in investing activities	(135,910)	(150,683)	(82,261)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	(265)	75,000	(377)
Repurchases of common shares	(2,675)	-	(14,336)
Repurchases of common shares to satisfy employee withholding requirements	(6,333)	(3,345)	(2,532)
Distributions paid to common shareholders	(139,467)	(6,797)	(67,378)
Net proceeds from (payments on) revolving credit facility	(76,000)	(29,800)	54,900
Proceeds from term loans and senior notes	175,000	-	50,000
Proceeds from mortgage debt and other loans	-	-	81,520
Payments of mortgage debt and other loans	(168,831)	(70,724)	(44,268)
Principal payments on finance leases	(173)	(24,045)	-
Financing costs	(10,229)	(1,587)	(2,289)
Net cash provided by (used in) financing activities	(228,973)	(61,298)	55,240

Net change in cash, cash equivalents and restricted cash	3,563	5,581	(293)

Cash, cash equivalents and restricted cash, beginning of period	39,949	34,368	34,661

Cash, cash equivalents and restricted cash, end of period	$43,512	$39,949	$34,368

Supplemental cash flow information:
Interest paid	$57,721	$63,149	$63,531
Income taxes paid	$1,699	$637	$980

Supplemental disclosure of noncash investing and financing activities:
Notes payable originated from acquisitions	$-	$56,000	$20,551
Accrued distribution to common shareholders	$36,551	$2,281	$-

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$3,282	$5,556	$-
Restricted cash-furniture, fixtures and other escrows, beginning of period	36,667	$28,812	34,661
Cash, cash equivalents and restricted cash, beginning of period	$39,949	$34,368	$34,661

Cash and cash equivalents, end of period	$4,077	$3,282	$5,556
Restricted cash-furniture, fixtures and other escrows, end of period	39,435	36,667	28,812
Cash, cash equivalents and restricted cash, end of period	$43,512	$39,949	$34,368

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2022, the Company owned 220 hotels with an aggregate of 28,983 rooms located in 37 states. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation and Amortization listed in the Index at Item 15 has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

The Company has elected to be treated as a REIT for federal income tax purposes. The Company has a wholly-owned taxable REIT subsidiary (or subsidiaries thereof) (collectively, the “Lessee” or “TRS”), which leases all of the Company’s hotels.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs an annual recoverability analysis by comparing each property's net book value to its estimated operating income based on assumptions and estimates about the property's future revenues, expenses and capital expenditures after recovery from disruption resulting from COVID-19 and other disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on two properties recorded in 2022, five properties recorded in 2021 and one property recorded in 2020 totaling approximately $26.2 million, $10.8 million and $5.1 million, respectively, as discussed in Note 3.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2022 and 2021, the Company did not have any assets classified as held for sale.

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

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which it failed to qualify as a REIT, unless it satisfies certain relief provisions. The Company intends to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.

As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to shareholders. The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The Company’s income tax expense as shown in the consolidated statements of operations primarily consists of income taxes on the operations of the Lessee and franchise taxes on both the REIT and the Lessee at the state jurisdiction level.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements. As of December 31, 2022, the tax years that remain subject to examination by major tax jurisdictions generally include 2019-2022. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes for uncertain tax positions is required in the Company's consolidated financial statements as of December 31, 2022, and 2021. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The guidance in ASU Nos. 2020-04 and 2021-01 became effective upon issuance and the provisions of the ASUs have not had a material impact on the Company’s consolidated financial statements and related disclosures as of December 31, 2022. The provisions of these updates have generally affected the Company by allowing, among other things, the following:

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

Accounting for Funds Received as Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) to increase the transparency of government assistance disclosures including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The provisions of this update are effective for annual and interim periods beginning after December 15, 2021. The adoption of this update is not material to the Company's consolidated financial statements.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Land	$802,625	$794,899
Building and Improvements	4,656,343	4,584,829
Furniture, Fixtures and Equipment	522,082	488,773
Finance Ground Lease Assets	102,084	102,084
Franchise Fees	19,925	17,862
	6,103,059	5,988,447
Less Accumulated Depreciation and Amortization	(1,492,097)	(1,311,262)
Investment in Real Estate, net	$4,610,962	$4,677,185

As of December 31, 2022, the Company owned 220 hotels with an aggregate of 28,983 rooms located in 37 states.

The Company leases all of its hotels to a wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

2022 and 2021 Acquisitions

During 2022, the Company acquired two hotels. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Louisville	KY	AC Hotels	Concord	10/25/2022	156	$51,000
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134	34,000
					290	$85,000

During 2021, the Company acquired eight hotels. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

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

In 2022, the Company utilized its available cash on hand and a $50 million draw on its $575 million term loan facility (as defined below) to purchase both hotels. In 2021, the Company used borrowings under its then-existing $425 million revolving credit facility (as defined below) to purchase the Madison, Wisconsin and Memphis, Tennessee hotels, used available cash to purchase the Portland, Maine and Greenville, South Carolina hotels and used a mix of available cash and borrowings under its $425 million revolving credit facility to purchase the Fort Worth, Texas and Portland, Oregon hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the two hotels acquired during 2022, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2022 was approximately $2.4 million and $0.6 million, respectively. For the eight hotels acquired during 2021, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2021 was approximately $16.0 million and $2.1 million, respectively.

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

Note 3

Dispositions

2022 Dispositions

During the year ended December 31, 2022, the Company sold one hotel, a 55-room independent boutique hotel in Richmond, Virginia, to an unrelated party for a gross sales price of approximately $8.5 million, resulting in a gain on sale of approximately $1.8 million, net of transaction costs, which is included in the Company's consolidated statement of operations for the year ended December 31, 2022. The hotel had a total carrying value of approximately $6.5 million at the time of the sale.

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $0.5 million, $(6.4) million and $(8.3) million for the years ended December 31, 2022, 2021 and 2020, respectively, relating to the results of operations of the 27 hotels noted above (the one hotel sold in 2022, the 23 hotels sold in 2021, and the three hotels sold in 2020) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2022, as applicable. The net proceeds from the sale of the one hotel in 2022 were used for general corporate purposes, while the net proceeds from the sales of the 23 hotels in 2021 and three hotels in 2020 were used to pay down borrowings under the Company’s then-existing $425 million revolving credit facility and for general corporate purposes, including acquisitions of hotel properties.

Loss on Impairment of Depreciable Real Estate Assets

During the years ended December 31, 2022, 2021 and 2020, the Company recorded impairment losses totaling approximately $26.2 million, $10.8 million and $5.1 million, respectively.

During the fourth quarter of 2022, the Company identified indicators of impairment at two properties, due to declines in the current and forecasted cash flows and a shortened hold period. The Company performed a test of recoverability and determined that the carrying value for each property exceeded the estimated undiscounted future cash flows. The shortfalls in estimated cash flows were triggered by declines in existing and forecasted hotel market conditions and new supply in each respective market. For one hotel, the Company engaged a third party to assist with the analysis of the fair market value. The fair market value of the hotel was estimated by using the income and market approaches, as applicable, as outlined under ASC 820, using both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company's own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy). Under the income approach, the fair value estimate was calculated from a discounted cash flow analysis, using expected future cash flows based on stabilized room revenue growth rates of 2.4% to 4.8%, estimated discount rates of approximately 7.5% to 9.0% and other market considerations. For the second hotel, the Company utilized offers from unrelated parties, net of estimated selling costs (categorized as Level 2 inputs under the fair value hierarchy) to adjust the basis of the property to its estimated fair market value. Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the two hotels (approximately $47.2 million as of December 31, 2022) to their estimated fair market value (approximately $21.0 million as of December 31, 2022), resulting in an impairment loss of $26.2 million.

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
Note 4

Debt

Summary

As of December 31, 2022 and 2021, the Company’s debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Revolving credit facility (1)	$-	$76,000
Term loans and senior notes, net (1)	1,037,384	865,189
Mortgage debt, net	328,865	497,569
Debt, net	$1,366,249	$1,438,758

(1)
On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility (defined below), which among other things increased the borrowing capacity to $1.2 billion and extended the maturity dates. See the $1.2 Billion Credit Facility section below for details.

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2022 (including the Revolving Credit Facility (as defined below) (if any), term loans, senior notes and mortgage debt), for the five years subsequent to December 31, 2022 and thereafter are as follows (in thousands):

2023	$96,214
2024	113,597
2025	245,140
2026	74,649
2027	278,602
Thereafter	566,013
1,374,215
Unamortized fair value adjustment of assumed debt	819
Unamortized debt issuance costs	(8,785)
Total	$1,366,249

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual SOFR for a one-month term (“one-month SOFR”) plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at December 31, 2022 and 2021, is set forth below. All dollar amounts are in thousands.

	December 31, 2022	Percentage	December 31, 2021	Percentage
Fixed-rate debt (1)	$1,149,215	84%	$1,318,046	91%
Variable-rate debt	225,000	16%	126,000	9%
Total	$1,374,215		$1,444,046
Weighted-average interest rate of debt	3.93%		3.38%

(1)
Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$1.2 Billion Credit Facility

Prior to the Company’s refinancing of the facility in July 2022, the Company utilized an unsecured credit facility comprised of (i) a $425 million revolving credit facility with an initial maturity date of July 27, 2022 (the "$425 million revolving credit facility") and (ii) a $425 million term loan facility consisting of two term loans: a $200 million term loan with a maturity date of July 27, 2023, and a $225 million term loan with a maturity date of January 31, 2024, both funded in July 2018 (collectively, the “$850 million credit facility”). On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, which among other things, increased the borrowing capacity to $1.2 billion, extended the maturity dates, transitioned the reference rate from LIBOR to SOFR, reduced the margin rate for calculating interest rates and modified certain of the financial maintenance covenants (the “$1.2 billion credit facility”). The $1.2 billion credit facility is comprised of (i) a $650 million revolving credit facility with an initial maturity date of July 25, 2026 (the "Revolving Credit Facility"), (ii) a $275 million term loan with a maturity date of July 25, 2027, funded at closing, and (iii) a $300 million term loan with a maturity date of January 31, 2028 (including a $150 million delayed draw option until 180 days from closing), of which $200 million was funded at closing, $50 million was funded on October 24, 2022 and the remaining $50 million was funded on January 17, 2023 ("$575 million term loan facility"). At closing, the Company repaid the outstanding $425 million term loans and $50 million outstanding under the $425 million revolving credit facility under the $850 million credit facility with proceeds from the $1.2 billion credit facility.

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

2017 $85 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured $85 million term loan facility with a maturity date of July 25, 2024, consisting of one term loan (the “2017 $85 million term loan facility”) that was funded at closing. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. Interest payments on the 2017 $85 million term loan facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.30% to 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In July 2022, this term loan was amended to align the financial covenants with the $1.2 billion credit facility and to replace the reference rate with SOFR.

2019 $85 Million Term Loan Facility

On December 31, 2019, the Company entered into an unsecured $85 million term loan facility with a maturity date of December 31, 2029, consisting of one term loan funded at closing (the “2019 $85 million term loan facility”). Net proceeds from the 2019 $85 million term loan facility were used to pay down borrowings under the Company’s then-existing $425 million revolving credit facility. The Company may make voluntary prepayments, in whole or in part, subject to certain conditions. Interest payments on the 2019 $85 million term loan facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.70% to 2.55%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. In July 2022, this term loan was amended to align the financial covenants with the $1.2 billion credit facility and to replace the reference rate with SOFR.

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

$75 Million Senior Notes Facility

On June 2, 2022, the Company entered into an unsecured senior notes facility with a maturity date of June 2, 2029, consisting of senior notes totaling $75 million funded at closing (the “$75 million senior notes facility”, and collectively with the $850 million credit facility and, after the amendments in July 2022, the $1.2 billion credit facility, the $225 million term loan facility, the 2017 $85 million term loan facility, the 2019 $85 million term loan facility and the $50 million senior notes facility, the “unsecured credit facilities”). Net proceeds from the $75 million senior notes facility were available to provide funding for general corporate purposes, including the repayment of borrowings under the Company’s then-existing $425 million revolving credit facility and repayment of mortgage debt. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions, including make-whole provisions. Interest payments on the $75 million senior notes facility are due quarterly, and the interest rate, subject to certain exceptions, ranges from an annual rate of 4.88% to 5.63% depending on the Company’s leverage ratio, as calculated under the terms of the note agreement. In July 2022, this notes facility was amended to align the financial covenants with the $1.2 billion credit facility.

As of December 31, 2022 and 2021, the details of the Company’s credit facilities were as set forth below. All dollar amounts are in thousands.

			December 31, 2022		December 31, 2021
	Origination Date	Maturity Date	Outstanding Balance	Interest Rate (1)	Outstanding Balance	Interest Rate (2)
Revolving credit facility (3) (4)	7/25/2022	7/25/2026	$-	SOFR + 0.10% + 1.40% - 2.25%	$76,000	LIBOR + 1.40% - 2.25%

Term loans and senior notes
$275 million term loan (4)	7/25/2022	7/25/2027	275,000	SOFR + 0.10% + 1.35% - 2.20%	-	n/a
$200 million term loan (4)	7/27/2018	repaid 7/25/22	-	n/a	200,000	LIBOR + 1.35% - 2.20%
$300 million term loan (4)	7/25/2022	1/31/2028	250,000	SOFR + 0.10% + 1.35% - 2.20%	-	n/a
$225 million term loan (4)	7/27/2018	repaid 7/25/22	-	n/a	225,000	LIBOR + 1.35% - 2.20%
$50 million term loan	8/2/2018	8/2/2023	50,000	SOFR + 0.10% + 1.35% - 2.20%	50,000	LIBOR + 1.35% - 2.20%
$175 million term loan	8/2/2018	8/2/2025	175,000	SOFR + 0.10% + 1.65% - 2.50%	175,000	LIBOR + 1.65% - 2.50%
2017 $85 million term loan	7/25/2017	7/25/2024	85,000	SOFR + 0.10% + 1.30% - 2.10%	85,000	LIBOR + 1.30% - 2.10%
2019 $85 million term loan	12/31/2019	12/31/2029	85,000	SOFR + 0.10% + 1.70% - 2.55%	85,000	LIBOR + 1.70% - 2.55%
$50 million senior notes	3/16/2020	3/31/2030	50,000	3.60% - 4.35%	50,000	3.60% - 4.35%
$75 million senior notes	6/2/2022	6/2/2029	75,000	4.88% - 5.63%	-	n/a
Term loans and senior notes at stated value			1,045,000		870,000
Unamortized debt issuance costs			(7,616)		(4,811)
Term loans and senior notes, net			1,037,384		865,189

Credit facilities, net (3)			$1,037,384		$941,189
Weighted-average interest rate (5)			3.92%		2.97%

(1)
In July 2022, the Company amended each of its unsecured credit facilities to replace LIBOR with SOFR as the reference rate plus a 0.10% SOFR spread adjustment.
(2)
Interest rates on all of the unsecured credit facilities increased to 0.15% above the highest rate shown for each loan during the Extended Covenant Waiver Period (defined below) from March 1, 2021 through July 28, 2021.
(3)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $4.8 million as of December 31, 2022 and related to the $425 million revolving credit facility totaling approximately $1.0 million as of December 31, 2021, which are included in other assets, net in the Company’s consolidated balance sheets.
(4)
On July 25, 2022, the Company entered into an amendment and restatement of its $850 million credit facility, increasing the borrowing capacity to $1.2 billion and extending the maturity dates. See the $1.2 Billion Credit Facility section above for details.

(5)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $695.0 million and $770.0 million of the outstanding variable-rate debt as of December 31, 2022 and 2021, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR at December 31, 2022 was 4.36%. As of December 31, 2021, the Company's interest rate swap agreements were based on the one-month LIBOR of 0.10%.

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

The Company was in compliance with the applicable covenants at December 31, 2022.

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

In July 2021, the Company notified its lenders under its unsecured credit facilities that it had elected to exit the Extended Covenant Waiver Period early, effective on July 29, 2021, pursuant to the terms of each of its unsecured credit facilities. The unsecured credit facilities did not provide the Company the ability to re-enter the Extended Covenant Waiver Period once it elected to exit. Upon exiting the Extended Covenant Waiver Period, the Company was no longer subject to the restrictions regarding its investing and financing activities that were applicable during the Extended Covenant Waiver Period, including, but not limited to, limitations on the acquisition of property, payment of distributions to shareholders (except for the payment of cash dividends of $0.01 per common share per quarter or to the extent required to maintain REIT status), capital expenditures and use of proceeds from the sale of property or common shares of the Company. Those restrictions, including the restriction on payment of distributions to shareholders, were in place throughout the second quarter of 2021.

Mortgage Debt

As of December 31, 2022, the Company had approximately $329.2 million in outstanding mortgage debt secured by 19 properties with maturity dates ranging from February 2023 to May 2038, stated interest rates ranging from 3.40% to 4.46% and effective interest rates ranging from 3.40% to 4.68%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2022 and 2021 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2022	Outstanding balance as of December 31, 2021
Seattle, WA	(2)	4.00%	8/16/2021	(4)	$56,000	$-	$56,000
Grapevine, TX	Hilton Garden Inn	4.89%	8/29/2012	(5)	11,810	-	9,075
Collegeville/Philadelphia, PA	Courtyard	4.89%	8/30/2012	(5)	12,650	-	9,720
Hattiesburg, MS	Courtyard	5.00%	3/1/2014	(5)	5,732	-	4,550
Kirkland, WA	Courtyard	5.00%	3/1/2014	(5)	12,145	-	9,640
Rancho Bernardo/San Diego, CA	Courtyard	5.00%	3/1/2014	(5)	15,060	-	11,954
Seattle, WA	Residence Inn	4.96%	3/1/2014	(5)	28,269	-	22,412
Anchorage, AK	Embassy Suites	4.97%	9/13/2012	(6)	23,230	-	17,959
Somerset, NJ	Courtyard	4.73%	3/1/2014	(6)	8,750	-	6,903
Tukwila, WA	Homewood Suites	4.73%	3/1/2014	(6)	9,431	-	7,440
Miami, FL	Homewood Suites	4.02%	3/1/2014	(7)	16,677	12,440	13,000
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	(8)	8,306	6,193	6,473
Prattville, AL	Courtyard	4.12%	3/1/2014	(8)	6,596	4,918	5,141
San Diego, CA	Residence Inn	3.97%	3/1/2014	3/6/2023	18,600	13,827	14,456
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	21,161	21,981
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	8,024	8,320
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	28,400	29,415
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	12,019	12,318
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,681	19,963	20,460
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	21,194	21,680
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	21,326	22,098
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	21,250	22,019
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	15,819	16,392
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	25,057	25,845
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	13,668	14,098
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	14,144	14,447
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	14,144	14,447
Portland, ME (3)	Residence Inn	3.43%	3/2/2020	3/1/2032	33,500	30,500	33,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	25,168	26,303
					$572,110	329,215	$498,046
Unamortized fair value adjustment of assumed debt						819	1,010
Unamortized debt issuance costs						(1,169)	(1,487)
Total						$328,865	$497,569

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
(5)
Loan was repaid in full on June 30, 2022.

(6)
Loan was repaid in full on August 1, 2022.
(7)
Loan was repaid in full on January 3, 2023.
(8)
Loan was repaid in full on February 6, 2023.

The total fair value, net premium adjustment for all of the Company’s debt assumptions is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.2 million, $0.6 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $4.0 million, $4.2 million and $3.8 million for the three years ended December 31, 2022, 2021 and 2020.

The Company’s interest expense in 2022, 2021 and 2020 is net of interest capitalized in conjunction with hotel renovations totaling approximately $1.3 million, $0.3 million and $0.9 million, respectively.

Note 5

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2022, the carrying value and estimated fair value of the Company's debt was approximately $1.4 billion and $1.3 billion, respectively. As of December 31, 2021, both the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risks on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. As discussed in Note 1, the Company entered into amendments of its swap agreements during July 2022, to replace LIBOR with SOFR. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2022 and 2021. All dollar amounts are in thousands.

						Fair Value Asset (Liability)
Notional Amount at December 31, 2022	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate as of December 31, 2022(1)	Swap Fixed Interest Rate as of December 31, 2021(1)	December 31, 2022	December 31, 2021
Active interest rate swaps designated as cash flow hedges at December 31,2022:
$100,000	4/7/2016	9/30/2016	3/31/2023	1.30%	1.33%	$824	$(955)
75,000	5/31/2017	7/31/2017	6/30/2024	1.95%	1.96%	3,026	(1,902)
10,000	8/10/2017	8/10/2017	6/30/2024	2.02%	2.01%	386	(268)
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	2.89%	1,655	(3,123)
50,000	7/2/2019	7/5/2019	7/18/2024	1.64%	1.65%	2,298	(894)
50,000	8/21/2019	8/23/2019	8/18/2024	1.31%	1.32%	2,675	(457)
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	1.32%	2,703	(455)
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	1.86%	9,511	(3,277)
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	2.75%	909	(1,442)
50,000	12/7/2018	5/18/2020	1/31/2024	2.71%	2.72%	1,163	(1,965)
75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	1.27%	5,225	(458)
75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	1.30%	6,506	(391)
695,000						36,881	(15,587)

Matured interest rate swap at December 31, 2022:
$75,000	7/31/2020	8/18/2020	8/18/2022		0.13%	-	79
						$36,881	$(15,508)

(1)
The fixed interest rate associated with each interest rate swap was amended in July 2022 as part of the swap amendments to replace LIBOR with SOFR as the reference rate.

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of December 31, 2022, all 12 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholder’s equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $18.9 million of net unrealized gains included in accumulated other comprehensive income at December 31, 2022 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	2022	2021	2020
Interest rate derivatives in cash flow hedging relationships	$52,714	$15,904	$(45,850)

	Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	2022	2021	2020
Interest rate derivatives in cash flow hedging relationships	$325	$(11,390)	$(7,746)

Note 6

Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the years ended December 31, 2022, 2021 and 2020 totaled approximately $1.0 million, $0.8 million and $1.2 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2022 and 2021, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.4 million and $0.3 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during 2022, 2021 and 2020 were less than $0.1 million in each respective year and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 7

Shareholders’ Equity

Distributions

Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. Prior to the suspension of its distributions, the Company’s annual distribution rate, payable monthly, was $1.20 per common share. Beginning in March 2021, the Board of Directors declared distributions of $0.01 per common share in the last month of each quarter and the distributions were paid out each following month. In February 2022, the Board of Directors of the Company reinstated its policy of distributions on a monthly basis beginning with a $0.05 per common share dividend paid in March 2022. In August and October 2022, the Board of Directors approved subsequent increases to the monthly cash distribution to $0.07 and $0.08 per common share, respectively. For the three years ended December 31, 2022, 2021 and 2020, the Company paid distributions of $0.61, $0.03 and $0.30 per common share for a total of approximately $139.5 million, $6.8 million and $67.4 million, respectively. In addition to the regular monthly cash distribution of $0.08 per common share for December 2022, the Board of Directors approved a special one-time distribution of $0.08 per common share for a combined distribution of $0.16 per common share, totaling $36.6 million, which was recorded as a payable as of December 31, 2022 and paid in January 2023

. As of December 31, 2021, a quarterly distribution of $0.01 per common share, totaling $2.3 million, was recorded as a payable and paid in January 2022. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets at December 31, 2022 and December 31, 2021, respectively.

Issuance of Shares

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s prior shelf registration statement and the current shelf registration statement. Since inception of the ATM Program in August 2020 through December 31, 2022, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares primarily to pay down borrowings under its then-existing $425 million revolving credit facility and used the corresponding increased availability under the $425 million revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of December 31, 2022, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company's ATM Program during the year ended December 31, 2022. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2022, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $345 million (the "Share Repurchase Program"). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2023 if not terminated or extended earlier. During the year ended December 31, 2022, the Company purchased approximately 0.2 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.21 per common share for an aggregate purchase price, including commissions, of approximately $2.7 million. The shares were repurchased under a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions and that is intended to comply with Rule 10b5-1 under the Exchange Act. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2022, approximately $342.3 million remained available for purchase under the Share Repurchase Program.

Preferred Shares

No preferred shares of the Company are issued and outstanding. The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million preferred shares.

Note 8

Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan. The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million. As of December 31, 2022, there were approximately 7.1 million common shares available for issuance under the Omnibus Plan.

The Company annually establishes an incentive plan for its executive management team, which is approved by the Compensation Committee. Under the incentive plan for 2022 (the “2022 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2022 performance measures, with one-half (50%) of incentive compensation based on operational performance goals and metrics and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target was based on shareholder return relative to a peer group and 25

% was based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational performance goals and metrics, 25% of the target was based on modified funds from operations per share (as defined within this Annual Report on Form 10-K) and 75% of the target was based on operational performance goals including: management of capital structure; environmental, social and governance goals; evaluation and pursuit of accretive transactions; effective execution of capital renovation plans; and management of operating expenses. As of December 31, 2022, the range of potential aggregate payouts under the 2022 Incentive Plan was $0 - $25 million. Based on performance during 2022, the Company has accrued approximately $18.1 million as a liability for executive incentive compensation payments under the 2022 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2022 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2022. Additionally, approximately $2.6 million, which is subject to vesting on December 8, 2023, will be recognized proportionally throughout 2023. Approximately 25% of target awards under the 2022 Incentive Plan will be paid in cash, and 75% will be issued in common shares under the Company’s Omnibus Plan. The portion of awards under the 2022 Incentive Plan payable in common shares will be issued under the Company’s Omnibus Plan during the first quarter of 2023, approximately two-thirds of which will be unrestricted and one-third of which will be restricted and is subject to vesting on December 8, 2023.

Under the incentive plan for 2021 (the “2021 Incentive Plan”), the Company accrued approximately $18.5 million including $12.9 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2021 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2021. Under the incentive plan for 2020 (the “2020 Incentive Plan”), the Company accrued approximately $6.1 million, including $5.9 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020.

In 2020, the Company incurred expense associated with two separation agreements of approximately $1.25 million each, totaling approximately $2.5 million, in connection with the retirements of the Company’s former Executive Vice President and Chief Operating Officer and the Company’s former Executive Vice President and Chief Financial Officer, effective March 31, 2020, which amounts were paid in October 2020. The expense was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020. Pursuant to the terms of the separation agreement between Mr. Bryan F. Peery, the retiring Chief Financial Officer (“Mr. Peery”) and the Company dated as of March 4, 2020 and amended on March 30, 2020, among other things, Mr. Peery agreed to remain employed by the Company in an advisory role to support the transition of his responsibilities. As a result of the COVID-19 pandemic, Mr. Peery provided substantive additional assistance to the Company as it navigated its response to the COVID-19 pandemic beyond the anticipated transition activities originally contemplated after March 31, 2020. In light of these unexpected contributions, on November 2, 2020, the Compensation Committee approved a one-time grant of 35,070 fully vested common shares to Mr. Peery, with a grant date value of $0.35 million, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2020. This grant is in addition to amounts otherwise payable under Mr. Peery’s separation agreement.

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2021 Incentive Plan, the 2020 Incentive Plan and the incentive plan for 2019 (the “2019 Incentive Plan”):

	2021 Incentive Plan		2020 Incentive Plan		2019 Incentive Plan
Period common shares issued	First Quarter 2022		First Quarter 2021		First Quarter 2020

Common shares earned under each incentive plan	868,079		555,726		665,552
Common shares surrendered on issuance date to satisfy tax withholding obligations	245,597		117,647		60,616
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	622,482		438,079		604,936
Closing stock price on issuance date	$17.79		$14.03		$13.01
Total share-based compensation earned, including the surrendered shares (in millions)	$15.4	(1)	$7.8	(2)	$8.7	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	338,032		160,216		426,553
Of the total common shares earned and issued, total common shares restricted at time of issuance	284,450		277,863		178,383

Restricted common shares vesting date	December 9, 2022		December 10, 2021		December 11, 2020
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	114,147		108,292		60,066

(1)
Of the total 2021 share-based compensation, approximately $12.9 million was recognized as share-based compensation expense during the year ended December 31, 2021, and included in accounts payable and other liabilities in the Company's consolidated balance sheet at December 31, 2021, and the remaining $2.5 million, which vested on December 9, 2022 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2022.
(2)
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
(3)
Of the total 2019 share-based compensation, approximately $1.2 million, which vested on December 11, 2020 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2020.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares will vest on March 31, 2023 if the individual remains in service of the Company through the date of vesting. The expense associated with the awards will be amortized over the 3-year restriction period. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $0.6 million, $0.6 million and $0.4 million, respectively, of share-based compensation expense related to these awards.

Non-Employee Director Deferral Program

In 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board, including amounts payable in both cash and fully vested shares of the Company’s common shares, in the form of deferred cash fees (“DCFs”) and/or deferred stock units (“DSUs”). DCFs and DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DCFs are equal to the dollar value of the deferred fee on the grant date, while the grant date fair values of DSUs are equal to the fair market value of the Company’s common shares on the grant date. DCFs are settled for cash and DSUs are settled for shares of the Company's common stock, which are deliverable upon either: i) termination of the director’s service from the Board, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon death of the director. During the years ended December 31, 2022, 2021 and 2020, non-employee directors participating in the Director Deferral Program deferred approximately $0.3 million, $0.4 million and $0.3 million, respectively, which is recorded as deferred compensation expense in general and administrative expenses in the Company’s consolidated statements of operations for the years then ended. On each quarterly deferral date (the date that a portion of the annual retainer would be paid), dividends earned on DSUs are credited to the deferral account in the form of additional DSUs based on dividends declared by the Company on its outstanding common shares during the quarter and the fair market value of the common shares on such date. Outstanding DSUs at December 31, 2022 and 2021 were approximately 85,000 and 101,000, with weighted-average grant date fair values of $15.20 and $14.57, valued at $1.3 million and $1.5 million, respectively, which is included in common stock, a component of shareholders’ equity in the Company’s consolidated balance sheets as of December 31, 2022 and 2021.

Note 9

Management and Franchise Agreements

Each of the Company’s 220 hotels owned as of December 31, 2022 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company (number of hotels by manager are as of January 1, 2023):

Manager	Number of Hotels
LBAM-Investor Group, LLC ("LBA")	34
Dimension Development Two, LLC ("Dimension")	31
Crestline Hotels & Resorts, LLC ("Crestline")	25
Raymond Management Company, Inc. ("Raymond")	22
Hersha Hospitality Management L.P. ("HHM")	18
MHH Management, LLC ("McKibbon")	14
Texas Western Management Partners, LP ("Western")	14
Marriott International, Inc. ("Marriott")	13
Newport Hospitality Group, Inc. ("Newport")	11
North Central Hospitality, LLC ("North Central")	9
InnVentures IVI, LP ("InnVentures")	8
Aimbridge Hospitality, LLC ("Aimbridge")	7
Chartwell Hospitality, LLC ("Chartwell")	5
Huntington Hotel Group, LP ("Huntington")	3
White Lodging Services Corporation ("White Lodging")	3
Concord Hospitality Enterprises Company, LLC ("Concord")	2
Highgate Hotels, L.P. ("Highgate")	1
Total	220

The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, upon sale of the property, or without cause. As of December 31, 2022, approximately 85% of the Company’s hotels operate under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. During 2020, 2021 and 2022, in response to continued uncertainties related to the COVID-19 pandemic and its impact on hotel performance, the management fee under all variable management fee agreements was set to 3

% of gross revenues. The Company intends to reinstate the variable management fee rates in 2023. For the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $41.8 million, $31.4 million and $19.8 million, respectively, in management fees.

Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $53.9 million, $40.9 million and $26.4 million, respectively, in franchise royalty fees.

Note 10

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2022, the Company had 14 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 16 to 96 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

Leases with durations greater than 12 months are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. The Company’s leases are classified as operating or finance leases. For leases with terms greater than 12 months, at inception of the lease the Company recognizes a ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Many of the Company’s leases include rental escalation clauses (including fixed scheduled rent increases) and renewal options that are factored into the determination of lease payments, when appropriate, which adjusts the present value of the remaining lease payments. The Company determines the present value of the lease payments utilizing interest rates implicit in the lease if determinable or, if not, it estimates its incremental borrowing rate from information available at lease commencement, such as estimates of rates the Company would pay for senior collateralized loans with terms similar to each lease.

Operating Leases

Twelve of the Company’s hotel and parking lot ground leases as well as certain applicable hotel equipment leases and office space leases are classified as operating leases, for which the Company has recorded ROU assets and lease liabilities. The ROU assets are included in other assets, net and the lease liabilities are included in accounts payable and other liabilities in the Company’s consolidated balance sheet. In addition, the Company's ROU asset balance includes intangible assets for below market ground leases and intangible liabilities for above market ground leases, as well as accrued straight-line lease liabilities related to these operating leases. Lease expense is recognized on a straight-line basis over the term of the respective lease and the value of each lease intangible is amortized over the term of the respective lease. Costs related to operating ground leases and hotel equipment leases are included in hotel operating expense and property taxes, insurance and other expense, and costs related to office space leases are included in general and administrative expense in the Company’s consolidated statements of operations.

Finance Leases

Five of the Company’s hotel ground leases are classified as finance leases, for which the Company recorded ROU assets and lease liabilities. The ROU assets are recorded as finance ground lease assets within investment in real estate, net and the lease liabilities are recorded as finance lease liabilities in the Company’s consolidated balance sheet. In addition, the Company's ROU asset balance includes intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these finance leases. The ROU asset and value of each lease intangible is amortized over the term of the respective lease. Costs related to finance ground leases are included in depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statement of operations.

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

Lease Position as of December 31, 2022 and 2021

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of December 31, 2022 and 2021. All dollar amounts are in thousands.

		December 31,
	Consolidated Balance Sheet Classification	2022	2021
Assets
Operating lease assets, net	Other assets, net	$26,348	$27,061
Finance ground lease assets, net (1)	Investment in real estate, net	90,030	93,068
Total lease assets		$116,378	$120,129

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$11,849	$12,015
Finance lease liabilities	Finance lease liabilities	112,006	111,776
Total lease liabilities		$123,855	$123,791

Weighted-average remaining lease term
Operating leases			36 years
Finance leases			31 years

Weighted-average discount rate
Operating leases			5.47%
Finance leases			5.31%

(1)
Finance ground lease assets are net of accumulated amortization of approximately $12.1 million and $9.0 million as of December 31, 2022 and 2021, respectively.

Lease Costs for the Years Ended December 31, 2022, 2021 and 2020

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the years ended December 31, 2022 2021 and 2020 (in thousands):

		Year Ended December 31,
	Consolidated Statement of Operations Classification	2022	2021	2020
Operating lease costs (1)	Property taxes, insurance and other expense	$1,794	$1,585	$1,509
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	3,038	5,178	6,433
Interest on lease liabilities	Interest and other expense, net	5,872	9,415	11,402
Total lease costs		$10,704	$16,178	$19,344

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

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2022 (in thousands):

	Operating leases	Finance leases
2023	$1,093	$5,991
2024	1,056	6,174
2025	1,063	6,338
2026	872	6,500
2027	715	6,700
Thereafter	30,344	223,554
Total minimum lease payments	35,143	255,257
Less: amount of lease payments representing interest	23,294	143,251
Present value of lease liabilities	$11,849	$112,006

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,166	$1,109	$1,295
Operating cash flows for finance leases	5,469	6,568	8,048
Financing cash flows for finance leases	173	24,045	-

Note 11

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Code. As a REIT, the Company is generally not subject to corporate level income taxes on REIT taxable income that is distributed to its shareholders. Income related to the Lessee, as a taxable REIT subsidiary (“TRS”) of the Company, is subject to federal and state income taxes.

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(34)	$(15)	$-
State	1,974	483	332
Deferred:
Federal	-	-	-
State	-	-	-
Income tax expense	$1,940	$468	$332

Income tax expense for the years ended December 31, 2022 and 2021 was $1.9 million and $0.5 million, respectively. The increase was primarily due to increases in state income taxes as a result of significant improvement in operating results in 2022 as well as limitations placed by certain states on the application of prior net operating losses.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax expense (benefit)	$30,409	$3,954	$(36,373)
Federal tax impact of REIT election	(27,261)	4,934	27,933
Statutory federal tax expense (benefit) at TRS	3,148	8,888	(8,440)
State income tax expense (benefit), net of federal tax benefit	1,559	382	262
Change in valuation allowance	(2,767)	(8,802)	8,510
Income tax expense	$1,940	$468	$332

As of December 31, 2022, the Company had deferred tax assets of approximately $22 million consisting primarily of net operating loss carryforwards. A portion of the federal loss carryforwards expire beginning in 2029; however, a portion of the federal loss carryforwards do not expire. The state loss carryforwards have various expiration dates; however, for certain states some loss carryforwards do not expire. The TRS has a net operating loss carryforward for federal income tax purposes of approximately $78 million as of December 31, 2022, and $95 million as of December 31, 2021. The TRS has historical cumulative operating losses and is expected to be in a cumulative loss for the foreseeable future. As a result, the realizability of the Company’s deferred tax assets as of December 31, 2022 and 2021 is not reasonably assured. Therefore, the Company has recorded a valuation allowance equal to the full 100% of the net deferred tax assets as of December 31, 2022, and 2021.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2022, 2021 and 2020, distributions per share were characterized as follows (unaudited):

	Year Ended December 31,
	2022	2021	2020
Amount of distributions per share	$0.76	$0.04	$0.30
Characterized as:
Ordinary income	100%	100%	0%
Capital gain distributions	0%	0%	0%
Return of capital	0%	0%	100%

The Company utilized portions of its REIT net loss carryforward to reduce its taxable net income for the years ended December 31, 2022 and 2021. The total REIT net loss carryforward for federal income tax purposes was $0 as of December 31, 2022 and approximately $35.8 million as of December 31, 2021. No provision for U.S. Federal income taxes has been included in the Company’s financial statements for the years ended December 31, 2022, 2021 and 2020 related to its REIT activities.

Note 12

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

Note 13

Hotel Purchase Contract Commitments

As of December 31, 2022, the Company had one outstanding contract, which was entered into during 2021, for the potential purchase of a hotel in Madison, Wisconsin for an expected purchase price of approximately $78.6 million. The hotel is under development and is currently planned to be completed and opened for business in early 2024, as a 260-room Embassy Suites. As of December 31, 2022, a $0.9 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotel under contract if closing occurs. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under this contract and acquire the hotel. As this property is under development, at this time, the seller has not met all of the conditions to closing.

Note 14

Subsequent Events

On January 3, 2023, the Company repaid in full one secured mortgage loan for a total of $12.4 million. On February 6, 2023, the Company repaid in full two secured mortgage loans for a total of $11.1 million. See Note 4 for additional information concerning these transactions.

On January 17, 2023, the Company completed a $50 million draw on its $575 million term loan facility. After this draw, the $575 million term loan facility was fully funded with no remaining capacity on its delayed draw option.

On January 17, 2023, the Company paid approximately $36.6 million in aggregate, or $0.16 per common share, in distributions to shareholders of record as of December 30, 2022.

On January 20, 2023, the Company declared a monthly cash distribution of $0.08 per common share. The distribution of approximately $18.3 million was paid on February 15, 2023, to shareholders of record as of January 31, 2023.

On February 17, 2023, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 15, 2023, to shareholders of record as of February 28, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2023 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2023 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2023 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2023 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2023 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

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

10.8

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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101.

* Denotes Management Contract or Compensation Plan.

Item 16. Form 10-K Summary

None.

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization

As of December 31, 2022

(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$-	$2,955	$39,053	$4,368	$46,376	$(18,055)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683	21,606	99	24,389	(3,983)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580	9,659	916	12,155	(3,629)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310	6,425	1,642	10,377	(2,781)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425	15,555	15	18,994	(3,243)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491	15,603	36	19,130	(3,112)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010	12,981	2,171	16,162	(4,901)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037	10,581	1,785	13,403	(5,507)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970	13,185	1,221	15,376	(4,172)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550	11,962	127	12,639	(2,702)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890	11,227	1,113	13,230	(3,795)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490	10,840	187	11,517	(2,433)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	6,193	210	15,654	2,175	18,039	(5,596)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-	11,452	1,301	12,753	(2,734)	2006	Sep-16	3 - 39 yrs.	101
Prattville	AL	Courtyard	4,918	2,050	9,101	1,148	12,299	(3,279)	2007	Mar-14	3 - 39 yrs.	84
Rogers	AR	Hampton	-	911	8,483	4,217	13,612	(5,188)	1998	Aug-10	3 - 39 yrs.	122
Rogers	AR	Homewood Suites	-	1,375	9,514	2,529	13,418	(6,027)	2006	Apr-10	3 - 39 yrs.	126
Chandler	AZ	Courtyard	-	1,061	16,008	1,801	18,868	(7,155)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778	11,272	1,104	13,154	(4,901)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413	14,669	2,756	18,838	(7,486)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Hampton	-	-	15,209	526	15,735	(3,717)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406	41,174	51	44,630	(6,793)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-	18,907	346	19,253	(4,673)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111	12,953	1,943	16,008	(6,355)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000	26,861	2,420	35,281	(5,487)	2005	Sep-16	3 - 39 yrs.	122
Tempe	AZ	Hyatt House	-	-	24,001	4	24,005	(2,172)	2020	Aug-20	3 - 39 yrs.	105
Tempe	AZ	Hyatt Place	-	-	34,893	27	34,920	(3,085)	2020	Aug-20	3 - 39 yrs.	154
Tucson	AZ	Hilton Garden Inn	-	1,005	17,925	2,241	21,171	(9,195)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	-	2,080	12,424	1,888	16,392	(4,741)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992	14,543	1,281	16,816	(5,298)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430	21,290	2,541	27,261	(7,440)	2007	Mar-14	3 - 39 yrs.	125

				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Burbank	CA	Courtyard	21,326	12,916	41,218	3,037	57,171	(10,427)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270	41,559	3,205	77,034	(12,833)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	25,057	10,734	49,181	234	60,149	(11,448)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton	-	1,287	9,888	1,347	12,522	(4,874)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	-	1,500	10,970	1,847	14,317	(5,390)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	-	4,410	35,033	3,476	42,919	(11,144)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton	-	3,209	16,749	2,325	22,283	(5,413)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	12,019	3,080	25,769	2,298	31,146	(5,941)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790	24,048	2,299	34,137	(7,761)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	-	16,380	28,952	3,117	48,449	(9,300)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920	21,515	3,937	31,372	(8,656)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490	13,662	2,047	17,199	(6,226)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	21,250	11,268	44,851	1,157	57,276	(11,680)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	15,819	13,570	36,644	3,429	53,643	(11,532)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020	29,151	4,804	41,975	(9,512)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	13,827	22,400	20,640	1,554	44,594	(7,047)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	25,168	12,860	28,084	5,536	46,480	(12,118)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	-	-	32,292	1,821	34,113	(6,909)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	13,668	3,082	21,051	2,295	26,428	(8,567)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568	18,721	2,986	26,276	(10,199)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864	7,753	2,025	11,642	(4,779)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812	15,761	6,355	23,929	(10,385)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539	14,493	4,325	21,357	(9,557)	1997	Oct-08	3 - 39 yrs.	90
Tustin	CA	Fairfield	-	7,700	26,580	263	34,542	(5,470)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680	33,645	1,113	46,438	(7,131)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	-	1,780	15,860	663	18,303	(3,716)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	28,400	9,940	57,595	2,318	69,853	(13,067)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480	20,465	606	26,551	(6,001)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350	19,167	3,501	28,017	(8,197)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220	22,177	2,466	31,862	(5,149)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Homewood Suites	-	2,780	23,967	191	26,938	(5,816)	2016	Sep-16	3 - 39 yrs.	153
Cape Canaveral	FL	Hampton	-	2,594	20,951	6	23,551	(2,114)	2020	Apr-20	3 - 39 yrs.	116
Cape Canaveral	FL	Home2 Suites	-	2,415	19,668	15	22,097	(2,032)	2020	Apr-20	3 - 39 yrs.	108
Fort Lauderdale	FL	Hampton	-	1,793	21,357	5,338	28,488	(8,446)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	-	5,760	26,727	298	32,785	(5,938)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300	17,322	701	19,323	(3,874)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740	16,329	1,589	19,658	(3,964)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480	21,247	3,684	34,411	(8,405)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013	13,533	878	16,423	(2,341)	2009	Dec-18	3 - 39 yrs.	127
Miami	FL	Courtyard	-	-	31,488	2,045	33,532	(9,365)	2008	Mar-14	3 - 39 yrs.	118

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Miami	FL	Hampton	-	1,972	9,987	6,530		18,489	(8,194)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	12,440	18,820	25,375	8,684		52,879	(10,525)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield	-	3,140	22,580	3,133		28,854	(10,961)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	Home2 Suites	-	2,731	18,063	113		20,907	(2,838)	2019	Mar-19	3 - 39 yrs.	128
Orlando	FL	SpringHill Suites	-	3,141	25,779	3,256		32,176	(12,348)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605	9,995	1,341		12,941	(5,120)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908	9,549	473		10,929	(4,117)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770	12,562	318		14,650	(2,880)	2008	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Fairfield	-	960	11,734	858		13,552	(2,541)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	10,938	477		11,415	(3,534)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824	20,034	3,858		25,716	(9,879)	2007	Nov-10	3 - 39 yrs.	147
Atlanta / Downtown	GA	Hampton	-	7,861	16,374	3,841		28,076	(4,136)	1999	Feb-18	3 - 39 yrs.	119
Atlanta / Perimeter Dunwoody	GA	Hampton	-	3,228	26,498	82		29,808	(4,067)	2016	Jun-18	3 - 39 yrs.	132
Atlanta	GA	Home2 Suites	-	740	23,122	1,133		24,994	(5,612)	2016	Jul-16	3 - 39 yrs.	128
Macon	GA	Hilton Garden Inn	-	-	15,043	701		15,743	(4,694)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	14,716	2,308		17,024	(5,341)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton	-	1,590	11,364	244		13,198	(2,927)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	-	1,770	13,116	2,099		16,984	(3,695)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton	-	400	16,915	817		18,132	(4,066)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	21,194	1,335	21,114	3,260		25,708	(10,513)	2007	Apr-10	3 - 39 yrs.	186
Des Plaines	IL	Hilton Garden Inn	-	10,000	38,116	3,534		51,650	(8,269)	2005	Sep-16	3 - 39 yrs.	253
Hoffman Estates	IL	Hilton Garden Inn	-	1,770	14,371	(3,411)	(3)	12,730	(3,731)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246	28,328	2,828		33,402	(11,836)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722	21,843	2,120		25,685	(8,993)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410	23,594	193		27,197	(5,475)	2015	Sep-16	3 - 39 yrs.	158
Skokie	IL	Hampton	-	2,593	31,284	3,544		37,421	(7,564)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171	20,894	2,774		24,839	(9,229)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	-	1,310	11,542	2,314		15,166	(5,762)	2007	Nov-10	3 - 39 yrs.	130
Merrillville	IN	Hilton Garden Inn	-	1,860	17,755	1,144		20,759	(4,169)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898	12,862	1,646		15,406	(5,723)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090	23,361	1,447		26,898	(5,114)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230	11,713	1,598		14,541	(4,016)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790	20,633	3,208		25,631	(8,461)	2000	Mar-14	3 - 39 yrs.	120
Wichita	KS	Courtyard	-	1,940	9,739	1,299		12,978	(4,250)	2000	Mar-14	3 - 39 yrs.	90
Louisville	KY	AC Hotel	-	5,004	46,546	-		51,550	(354)	2018	Oct-22	3 - 39 yrs.	156
Lafayette	LA	Hilton Garden Inn	-	-	17,898	5,881		23,779	(9,484)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709	9,400	955		11,063	(3,728)	2011	Jun-11	3 - 39 yrs.	103

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
New Orleans	LA	Homewood Suites	21,161	4,150	52,258	10,697		67,105	(16,963)	2002	Mar-14	3 - 39 yrs.	166
Marlborough	MA	Residence Inn	-	3,480	17,341	2,194		23,016	(6,213)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton	-	3,410	16,320	1,686		21,415	(5,373)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	8,024	1,760	20,791	4,550		27,100	(7,774)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350	13,974	1,978		20,302	(5,461)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361	16,094	1,760		19,215	(6,937)	2010	Jul-10	3 - 39 yrs.	107
Portland	ME	AC Hotel	-	6,767	61,602	12		68,381	(2,655)	2018	Aug-21	3 - 39 yrs.	178
Portland	ME	Aloft Hotel	-	6,002	47,177	14		53,193	(2,176)	2021	Sep-21	3 - 39 yrs.	157
Portland	ME	Residence Inn	30,500	4,440	51,534	968		56,942	(8,581)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213	15,052	2,588		18,853	(7,298)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560	13,717	3,378		18,654	(4,330)	2003	Sep-16	3 - 39 yrs.	121
Rochester	MN	Hampton	-	916	13,225	2,710		16,851	(6,976)	2009	Aug-09	3 - 39 yrs.	124
St. Paul	MN	Hampton	-	2,523	29,365	81		31,968	(3,837)	2016	Mar-19	3 - 39 yrs.	160
Kansas City	MO	Hampton	-	727	9,363	1,911		12,001	(4,930)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000	20,818	3,779		26,597	(7,810)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758	20,954	10,660		33,372	(13,856)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758	15,287	3,136		19,181	(7,416)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	-	1,390	11,324	1,767		14,481	(3,868)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906	9,151	1,202		11,258	(4,755)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490	31,588	4,423		43,501	(10,687)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030	11,111	1,280		13,421	(2,951)	2010	Sep-16	3 - 39 yrs.	94
Durham	NC	Homewood Suites	-	1,232	18,343	5,418		24,992	(11,485)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746	10,563	1,551		12,858	(4,870)	2011	Feb-11	3 - 39 yrs.	118
Greensboro	NC	SpringHill Suites	-	1,850	10,157	593		12,600	(3,427)	2004	Mar-14	3 - 39 yrs.	82
Jacksonville	NC	Home2 Suites	-	910	12,527	1,206		14,643	(2,863)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310	13,034	1,443		15,786	(4,329)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170	14,268	1,141		17,579	(3,081)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700	36,829	6,412		49,941	(13,036)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710	22,636	348		24,695	(5,011)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	19,963	1,620	35,962	2,758		40,341	(7,886)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	-	1,890	22,014	383		24,287	(5,224)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550	23,828	4,057		32,435	(9,252)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,220	22,742	4,450		30,412	(9,169)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589	13,476	6,450		21,515	(8,135)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	-	-	27,133	3,981		31,114	(12,674)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054	19,513	4,039		25,607	(9,110)	2005	Jan-11	3 - 39 yrs.	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510	28,718	6,309		41,537	(10,556)	2003	Mar-14	3 - 39 yrs.	166
New York	NY	Independent	-	-	102,832	(71,955)	(3)	30,877	(19,017)	1916	Mar-14	3 - 32 yrs.	208
Syracuse	NY	Courtyard	-	812	23,278	127		24,218	(5,480)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	-	621	17,589	125		18,335	(4,315)	2013	Oct-15	3 - 39 yrs.	78

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Mason	OH	Hilton Garden Inn	-	1,120	16,770	1,201	19,091	(4,059)	2010	Sep-16	3 - 39 yrs.	110
Twinsburg	OH	Hilton Garden Inn	-	1,419	16,614	4,270	22,304	(9,989)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton	-	1,430	31,327	2,474	35,231	(13,095)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270	32,700	270	34,239	(6,758)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760	20,056	17	20,833	(4,280)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280	13,340	481	15,101	(3,693)	2008	Sep-16	3 - 39 yrs.	90
Portland	OR	Hampton	-	10,813	64,433	43	75,289	(2,221)	2017	Nov-21	3 - 39 yrs.	243
Collegeville/Philadelphia	PA	Courtyard	-	2,115	17,953	4,814	24,882	(9,097)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996	20,374	2,263	23,633	(8,734)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	AC Hotel	-	3,305	31,603	-	34,908	(259)	2018	Oct-22	3 - 39 yrs.	134
Pittsburgh	PA	Hampton	-	2,503	18,537	4,947	25,987	(10,903)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250	16,778	1,768	21,796	(4,091)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540	16,399	1,028	20,968	(5,898)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330	10,839	1,367	13,536	(2,947)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Hyatt Place	-	2,802	27,700	17	30,519	(1,217)	2018	Sep-21	3 - 39 yrs.	130
Hilton Head	SC	Hilton Garden Inn	-	3,600	11,386	2,727	17,712	(4,733)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	-	1,410	9,361	2,891	13,662	(4,885)	1997	Mar-14	3 - 39 yrs.	76
Franklin	TN	Courtyard	-	2,510	31,341	724	34,575	(6,567)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	-	2,970	29,208	1,572	33,750	(6,503)	2009	Sep-16	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	-	2,160	14,704	1,085	17,950	(3,573)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840	12,441	1,156	15,437	(3,022)	2006	Sep-16	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	-	1,190	7,920	1,492	10,601	(2,749)	2003	Sep-16	3 - 39 yrs.	97
Memphis	TN	Hampton	-	2,449	37,097	4,528	44,074	(7,511)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Hilton Garden Inn	-	4,501	33,688	52	38,241	(1,368)	2019	Oct-21	3 - 39 yrs.	150
Nashville	TN	Hilton Garden Inn	-	2,754	39,997	4,218	46,970	(17,379)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153	15,206	1,789	18,149	(5,939)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	-	7,390	13,929	1,313	22,632	(3,407)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	-	1,210	19,700	3,171	24,081	(7,701)	2003	Mar-14	3 - 39 yrs.	159
Arlington	TX	Hampton	-	1,217	8,738	1,750	11,705	(4,446)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579	18,487	2,188	22,257	(7,805)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306	16,504	2,068	19,878	(7,136)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459	17,184	5,544	24,188	(10,057)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	-	1,614	14,451	2,346	18,411	(6,897)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	-	1,898	16,462	6,451	24,811	(10,166)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Hampton	-	865	10,999	4,423	16,287	(6,940)	2001	Mar-09	3 - 39 yrs.	94
Austin/Round Rock	TX	Homewood Suites	-	2,180	25,644	2,215	30,039	(5,170)	2010	Sep-16	3 - 39 yrs.	115
Dallas	TX	Homewood Suites	-	4,920	29,427	786	35,133	(6,219)	2013	Sep-16	3 - 39 yrs.	130

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Denton	TX	Homewood Suites	-	990	14,895	440		16,325	(3,919)	2009	Sep-16	3 - 39 yrs.	107
El Paso	TX	Homewood Suites	-	2,800	16,657	2,049		21,505	(5,892)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	Courtyard	-	2,313	15,825	166		18,304	(3,684)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	Hilton Garden Inn	-	4,637	25,073	109		29,819	(854)	2012	Nov-21	3 - 39 yrs.	157
Fort Worth	TX	Homewood Suites	-	3,309	18,397	248		21,954	(644)	2013	Nov-21	3 - 39 yrs.	112
Fort Worth	TX	TownePlace Suites	-	2,104	16,311	1,805		20,220	(6,974)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-	2,507	12,981	1,689		17,177	(6,782)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	-	1,522	15,543	2,058		19,123	(6,981)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-	2,080	21,836	1,000		24,916	(4,876)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Marriott	-	4,143	46,623	(19,893)	(3)	30,873	(18,873)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	-	12,070	19,769	981		32,820	(7,051)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-	2,070	11,186	1,379		14,635	(2,921)	2012	Sep-16	3 - 39 yrs.	120
Lewisville	TX	Hilton Garden Inn	-	3,361	23,919	3,200		30,480	(12,844)	2007	Oct-08	3 - 39 yrs.	165
San Antonio	TX	TownePlace Suites	-	2,220	9,610	1,381		13,211	(3,753)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-	3,350	17,256	128		20,735	(3,914)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-	1,880	10,969	467		13,316	(4,081)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Hampton	-	636	8,723	2,102		11,461	(4,163)	2004	Jan-11	3 - 39 yrs.	81
Provo	UT	Residence Inn	-	1,150	18,277	3,531		22,958	(7,167)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Residence Inn	-	1,515	24,214	382		26,111	(4,288)	2014	Oct-17	3 - 39 yrs.	136
Salt Lake City	UT	SpringHill Suites	-	1,092	16,465	1,952		19,509	(7,200)	2009	Nov-10	3 - 39 yrs.	143
Alexandria	VA	Courtyard	-	6,860	19,681	4,363		30,904	(8,453)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-	5,968	-	21,019		26,987	(8,375)	2011	Mar-09	3 - 39 yrs.	155
Charlottesville	VA	Courtyard	-	21,130	27,737	3,243		52,110	(8,950)	2000	Mar-14	3 - 39 yrs.	139
Manassas	VA	Residence Inn	-	1,395	14,962	3,078		19,435	(6,652)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	14,144	2,003	-	23,262		25,264	(6,915)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	-	-	83,698	26,235		109,933	(34,811)	1984	Mar-14	3 - 39 yrs.	413
Richmond	VA	Residence Inn	14,144	1,113	-	12,805		13,918	(3,795)	2014	Jul-12	3 - 39 yrs.	75
Suffolk	VA	Courtyard	-	940	5,186	1,470		7,596	(2,710)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-	710	5,241	792		6,743	(2,248)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-	10,580	29,140	3,987		43,708	(9,964)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	12,000	40,556	4,645		57,200	(13,135)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	-	18,950	25,028	1,878		45,856	(8,206)	2006	Mar-14	3 - 39 yrs.	150
Seattle	WA	Residence Inn	-	63,484	92,786	5,504		161,774	(30,840)	1991	Mar-14	3 - 39 yrs.	234
Tukwila	WA	Homewood Suites	-	8,130	16,659	4,613		29,402	(8,171)	1992	Mar-14	3 - 39 yrs.	106
Madison	WI	Hilton Garden Inn	-	2,593	47,152	2		49,747	(3,148)	2021	Feb-21	3 - 39 yrs.	176
Richmond	VA	Corporate Office	-	682	3,723	2,848		7,253	(3,123)	1893	May-13	3 - 39 yrs.	N/A
			$329,215	$802,625	$4,744,673	$453,687		$6,000,975	$(1,480,043)				28,983

Investment in Real Estate:	2022	2021	2020
Balance as of January 1	$5,886,363	$5,764,977	$5,682,550
Acquisitions	86,467	430,155	104,496
Improvements	61,745	25,824	37,579
Dispositions	(7,425)	(336,905)	(57,417)
Assets Held for Sale (4)	-	13,066	2,866
Impairment of Depreciable Assets	(26,175)	(10,754)	(5,097)
Total Gross Cost as of December 31	6,000,975	5,886,363	5,764,977
Finance Ground Lease Assets as of December 31	102,084	102,084	203,617
Total Investment in Real Estate	$6,103,059	$5,988,447	$5,968,594

Accumulated Depreciation and Amortization:	2022	2021	2020
Accumulated Depreciation as of January 1	$(1,302,246)	$(1,224,832)	$(1,049,996)
Depreciation Expense	(178,641)	(179,275)	(192,346)
Accumulated Depreciation on Dispositions	844	109,610	13,599
Assets Held for Sale (4)	-	(7,750)	3,911
Accumulated Depreciation as of December 31	(1,480,043)	(1,302,246)	(1,224,832)
Accumulated Amortization of Finance Leases as of December 31	(12,054)	(9,016)	(10,866)
Accumulated Depreciation and Amortization as of December 31	$(1,492,097)	$(1,311,262)	$(1,235,698)

(1)
Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)
The aggregate cost for federal income tax purposes is approximately $5.6 billion at December 31, 2022 (unaudited).
(3)
Amount includes a reduction in cost due to recognition of an impairment loss.
(4)
As of December 31, 2022, the Company did not have any hotels classified as Held for Sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.
By:	/s/ Justin G. Knight	Date: February 21, 2023
Justin G. Knight, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 21, 2023
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 21, 2023
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 21, 2023
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 21, 2023
Justin G. Knight, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 21, 2023
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 21, 2023
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 21, 2023
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 21, 2023
Jon A. Fosheim, Director

By:	/s/ Kristian M. Gathright	Date: February 21, 2023
Kristian M. Gathright, Director

By:	/s/ Blythe J. McGarvie	Date: February 21, 2023
Blythe J. McGarvie, Director

By:	/s/ L. Hugh Redd	Date: February 21, 2023
L. Hugh Redd, Director

By:	/s/ Howard E. Woolley	Date: February 21, 2023
Howard E. Woolley, Director