Form 10-Q
period 2023-09-30
Apple Hospitality REIT, Inc.
filed 2023-11-07
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of registrant’s common shares outstanding as of November 3, 2023: 228,807,202

Index

Apple Hospitality REIT, Inc.

Form 10-Q

This Form 10-Q includes references to certain trademarks or service marks. The AC Hotels by Marriott®, Aloft Hotels®, Courtyard by Marriott®, Fairfield by Marriott®, Marriott® Hotels, Residence Inn by Marriott®, SpringHill Suites by Marriott® and TownePlace Suites by Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Embassy Suites by Hilton®, Hampton by Hilton®, Hilton Garden Inn®, Home2 Suites by Hilton®, Homewood Suites by Hilton® and Motto by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. or one of its affiliates. The Hyatt®, Hyatt House® and Hyatt Place® trademarks are the property of Hyatt Hotels Corporation or one of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,629,340 and $1,492,097, respectively	$4,548,787	$4,610,962
Cash and cash equivalents	35,366	4,077
Restricted cash-furniture, fixtures and other escrows	33,697	39,435
Due from third-party managers, net	60,801	43,331
Other assets, net	85,391	74,909
Total Assets	$4,764,042	$4,772,714

Liabilities
Debt, net	$1,373,268	$1,366,249
Finance lease liabilities	111,943	112,006
Accounts payable and other liabilities	104,920	116,064
Total Liabilities	1,590,131	1,594,319

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 228,807,202 and 228,644,861 shares, respectively	4,580,193	4,577,022
Accumulated other comprehensive income	37,411	36,881
Distributions greater than net income	(1,443,693)	(1,435,508)
Total Shareholders’ Equity	3,173,911	3,178,395

Total Liabilities and Shareholders’ Equity	$4,764,042	$4,772,714

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Room	$327,121	$315,940	$943,684	$866,286
Food and beverage	13,576	11,870	42,032	32,353
Other	17,563	13,340	45,628	40,657
Total revenue	358,260	341,150	1,031,344	939,296

Expenses:
Hotel operating expense:
Operating	85,829	81,320	249,403	221,715
Hotel administrative	29,172	27,516	85,933	78,711
Sales and marketing	30,770	28,533	89,406	78,494
Utilities	13,797	13,383	36,271	34,226
Repair and maintenance	16,336	15,632	48,452	43,468
Franchise fees	15,895	14,949	45,407	41,015
Management fees	11,911	11,734	34,516	31,955
Total hotel operating expense	203,710	193,067	589,388	529,584
Property taxes, insurance and other	21,678	19,052	61,347	56,510
General and administrative	11,079	10,271	34,640	30,216
Depreciation and amortization	45,498	45,135	137,398	135,781
Total expense	281,965	267,525	822,773	752,091

Gain on sale of real estate	-	1,785	-	1,785

Operating income	76,295	75,410	208,571	188,990

Interest and other expense, net	(17,470)	(14,933)	(50,973)	(44,785)

Income before income taxes	58,825	60,477	157,598	144,205

Income tax expense	(313)	(1,331)	(874)	(1,712)

Net income	$58,512	$59,146	$156,724	$142,493

Other comprehensive income:
Interest rate derivatives	1,412	16,024	530	53,862

Comprehensive income	$59,924	$75,170	$157,254	$196,355

Basic and diluted net income per common share	$0.26	$0.26	$0.68	$0.62

Weighted average common shares outstanding - basic and diluted	228,877	228,991	229,103	228,992

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended September 30, 2023 and 2022
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at June 30, 2023	228,799	$4,579,405	$35,999	$(1,447,349)	$3,168,055
Share based compensation, net	12	870	-	-	870
Equity issuance costs	-	(33)	-	-	(33)
Common shares repurchased	(4)	(49)	-	-	(49)
Interest rate derivatives	-	-	1,412	-	1,412
Net income	-	-	-	58,512	58,512
Distributions declared to shareholders ($0.24 per share)	-	-	-	(54,856)	(54,856)
Balance at September 30, 2023	228,807	$4,580,193	$37,411	$(1,443,693)	$3,173,911

Balance at June 30, 2022	228,886	$4,579,590	$22,330	$(1,380,294)	$3,221,626
Share based compensation, net	45	996	-	-	996
Equity issuance costs	-	(12)	-	-	(12)
Common shares repurchased	(97)	(1,376)	-	-	(1,376)
Interest rate derivatives	-	-	16,024	-	16,024
Net income	-	-	-	59,146	59,146
Distributions declared to shareholders ($0.19 per share)	-	-	-	(43,408)	(43,408)
Balance at September 30, 2022	228,834	$4,579,198	$38,354	$(1,364,556)	$3,252,996

Nine Months Ended September 30, 2023 and 2022
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2022	228,645	$4,577,022	$36,881	$(1,435,508)	$3,178,395
Share based compensation, net	642	10,145	-	-	10,145
Equity issuance costs	-	(94)	-	-	(94)
Common shares repurchased	(480)	(6,880)	-	-	(6,880)
Interest rate derivatives	-	-	530	-	530
Net income	-	-	-	156,724	156,724
Distributions declared to shareholders ($0.72 per share)	-	-	-	(164,909)	(164,909)
Balance at September 30, 2023	228,807	$4,580,193	$37,411	$(1,443,693)	$3,173,911

Balance at December 31, 2021	228,256	$4,569,352	$(15,508)	$(1,406,523)	$3,147,321
Share based compensation, net	685	11,585	-	-	11,585
Equity issuance costs	-	(218)	-	-	(218)
Common shares repurchased	(107)	(1,521)	-	-	(1,521)
Interest rate derivatives	-	-	53,862	-	53,862
Net income	-	-	-	142,493	142,493
Distributions declared to shareholders ($0.44 per share)	-	-	-	(100,526)	(100,526)
Balance at September 30, 2022	228,834	$4,579,198	$38,354	$(1,364,556)	$3,252,996

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$156,724	$142,493
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	137,398	135,781
Gain on sale of real estate	-	(1,785)
Other non-cash expenses, net	6,611	6,582
Changes in operating assets and liabilities:
Increase in due from third-party managers, net	(17,514)	(25,058)
Increase in other assets, net	(6,862)	(4,069)
Increase in accounts payable and other liabilities	25,807	19,257
Net cash provided by operating activities	302,164	273,201

Cash flows from investing activities:
Acquisition of hotel properties, net	(30,980)	-
Disbursements for potential acquisitions, net	(5,779)	(1,602)
Capital improvements	(49,336)	(34,921)
Net proceeds from sale of real estate	-	8,293
Net cash used in investing activities	(86,095)	(28,230)

Cash flows from financing activities:
Repurchases of common shares	(6,880)	(1,521)
Repurchases of common shares to satisfy employee withholding requirements	(5,742)	(4,415)
Distributions paid to common shareholders	(183,119)	(86,792)
Equity issuance costs	(72)	(218)
Net payments on revolving credit facility	-	(76,000)
Proceeds from term loans and senior notes	50,000	125,000
Payments of mortgage debt and other loans	(43,968)	(166,243)
Principal payments on finance leases	(231)	(108)
Financing costs	(506)	(10,229)
Net cash used in financing activities	(190,518)	(220,526)

Net change in cash, cash equivalents and restricted cash	25,551	24,445

Cash, cash equivalents and restricted cash, beginning of period	43,512	39,949

Cash, cash equivalents and restricted cash, end of period	$69,063	$64,394

Supplemental cash flow information:
Interest paid	$49,583	$42,651

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$18,280	$15,981

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$4,077	$3,282
Restricted cash-furniture, fixtures and other escrows, beginning of period	39,435	36,667
Cash, cash equivalents and restricted cash, beginning of period	$43,512	$39,949

Cash and cash equivalents, end of period	$35,366	$25,573
Restricted cash-furniture, fixtures and other escrows, end of period	33,697	38,821
Cash, cash equivalents and restricted cash, end of period	$69,063	$64,394

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities; therefore, the Company does not consolidate the entities. As of September 30, 2023, the Company owned 220 hotels with an aggregate of 28,929 rooms located in 37 states as well as one property leased to third parties. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2023.

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

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land	$805,837	$802,625
Building and improvements	4,706,750	4,656,343
Furniture, fixtures and equipment	543,310	522,082
Finance ground lease assets	102,084	102,084
Franchise fees	20,146	19,925
	6,178,127	6,103,059
Less accumulated depreciation and amortization	(1,629,340)	(1,492,097)
Investment in real estate, net	$4,548,787	$4,610,962

As of September 30, 2023, the Company owned 220 hotels with an aggregate of 28,929 rooms located in 37 states. In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel's 210 hotel rooms (“non-hotel property”). Lease revenue from this property is recorded in other revenue in the Company's consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 through the end of the lease term.

The Company leases all of its 220 hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under a master hotel lease agreement.

Hotel Acquisitions

The Company completed the acquisition of one hotel during the nine months ended September 30, 2023, for a gross purchase price of $31.0 million. The hotel, which was purchased on June 30, 2023, is a 154-room Courtyard in Cleveland, Ohio, managed by Concord Hospitality Enterprises Company, LLC (“Concord”).

During the year ended December 31, 2022, the Company acquired two hotels, neither of which were acquired during the nine months ended September 30, 2022. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Louisville	KY	AC Hotels	Concord	10/25/2022	156	$51,000
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134	34,000
					290	$85,000

In 2023, the Company utilized its available cash and borrowings under its Revolving Credit Facility (as defined below) to purchase the Cleveland, Ohio hotel. In 2022, the Company utilized its available cash on hand and a $50 million draw on its $575 million term loan facility (as defined below) to purchase both of the above-referenced hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the one hotel acquired during the nine months ended September 30, 2023, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through September 30, 2023 was approximately $2.1 million and $0.4 million, respectively.

Purchase Contract Commitments

As of September 30, 2023, the Company had separate outstanding contracts for the potential purchase of six hotels as well as one free-standing parking garage for a total combined purchase price of approximately $359.0 million. Five of the seven properties under contract are existing. The Company completed the purchase of four of the existing properties, including two hotels and one free-standing parking garage in Salt Lake City, Utah and one hotel in Renton, Washington on October 11, 2023 and October 18, 2023, respectively (see Note 9 titled “Subsequent Events” for more information). The Company plans to complete the purchase of the one remaining existing property in the fourth quarter of 2023. The other two purchase contracts are for hotels under development, with the Madison, Wisconsin hotel currently planned to be completed and opened for business in mid-2024 and the Nashville, Tennessee hotel currently planned to be completed and opened for business in 2025, at which respective times the Company expects to complete the purchases of these hotels. Although the Company is working towards completing the acquisitions of the three remaining properties, in each case there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these properties will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts and acquire these properties.

The following table summarizes the location, expected franchise brand, date of purchase contract, expected number of rooms upon completion, refundable (if the seller does not meet its obligations under the contract) deposits paid and gross purchase price for each of the contracts outstanding as of September 30, 2023. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Madison, WI (1)	Embassy Suites	7/27/2021	260	$893	$78,598
Nashville, TN (1)	Motto	5/16/2023	256	1,058	96,683
Salt Lake City, UT (2)	Courtyard	8/10/2023	175	920	48,110
Salt Lake City, UT (2)	Hyatt House	8/10/2023	159	655	34,250
Salt Lake City, UT (2)(3)	N/A	8/10/2023	N/A	175	9,140
Renton, WA (2)	Residence Inn	8/10/2023	146	850	55,500
South Jordan, UT	Embassy Suites	9/5/2023	192	300	36,750
			1,188	$4,851	$359,031

(1)
These hotels are currently under development. The table shows the expected number of rooms upon hotel completion and the expected franchise brand. Assuming all conditions to closing are met, the purchase of the hotel in Madison, Wisconsin is expected to close in mid-2024 and the purchase of the Nashville, Tennessee hotel is expected to close in 2025. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts. As these properties are under development, at this time, the sellers have not met all of the conditions to closing.
(2)
The Company completed the purchase of these properties in October 2023. See Note 9 for additional information concerning these four acquisitions.
(3)
This property is a free-standing parking garage which serves both the Courtyard and Hyatt House hotels in Salt Lake City, Utah and the surrounding area, however, it is not affiliated with any brand.

3. Dispositions

There were no dispositions during the nine months ended September 30, 2023. During the year ended December 31, 2022, the Company sold one hotel, a 55-room independent boutique hotel in Richmond, Virginia, to an unrelated party for a gross sales price of approximately $8.5 million, resulting in a gain on sale of approximately $1.8 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2022. The hotel had a total carrying value of approximately $6.5 million at the time of the sale.

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, relating to the results of operations of the one hotel sold in 2022 noted above for the period of ownership. The sale of this property does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results; therefore, the operating results for the period of ownership of this property are included in income from continuing operations for the three and nine months ended September 30, 2022. The net proceeds from the sale of the one hotel in 2022 were used for general corporate purposes.

4. Debt

Summary

As of September 30, 2023 and December 31, 2022, the Company’s debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Revolving credit facility	$-	$-
Term loans and senior notes, net	1,088,407	1,037,384
Mortgage debt, net	284,861	328,865
Debt, net	$1,373,268	$1,366,249

The aggregate amounts of principal payable under the Company’s total debt obligations as of September 30, 2023 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2023 (October - December)	$2,245
2024	113,597
2025	295,140
2026	74,649
2027	278,602
Thereafter	616,014
1,380,247
Unamortized fair value adjustment of assumed debt	609
Unamortized debt issuance costs	(7,588)
Total	$1,373,268

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual Secured Overnight Financing Rate (“SOFR”) for a one-month term (“one-month SOFR”) plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect as of September 30, 2023 and December 31, 2022, is set forth below. All dollar amounts are in thousands.

	September 30, 2023	Percentage	December 31, 2022	Percentage
Fixed-rate debt (1)	$1,105,247	80%	$1,149,215	84%
Variable-rate debt	275,000	20%	225,000	16%
Total	$1,380,247		$1,374,215
Weighted-average interest rate of debt	4.34%		3.93%

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

Subject to certain conditions, including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year. The credit agreement for the $1.2 billion credit facility contains mandatory prepayment requirements, customary affirmative and negative covenants (as described below), restrictions on certain investments and events of default. The Company may make voluntary prepayments, in whole or in part, at any time. Interest payments on the $1.2 billion credit facility are due monthly, and the interest rate, subject to certain exceptions, is equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of September 30, 2023, the Company had availability of $650 million under the Revolving Credit Facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

$225 Million Term Loan Facility

The Company also has an unsecured $225 million term loan facility that is comprised of (i) a $50 million term loan with an initial maturity date of August 2, 2023, which was funded on August 2, 2018, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was funded on August 2, 2018, and the remaining $75 million was funded on January 29, 2019 (clauses (i) and (ii) are referred to together as the “$225 million term loan facility”). On July 19, 2023, the Company entered into an amendment of its $225 million term loan facility, which extended the maturity date of the existing $50 million term loan by two years to August 2, 2025. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

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

As of September 30, 2023 and December 31, 2022, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

			Outstanding Balance
	Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Revolving credit facility (1)	SOFR + 0.10% + 1.40% - 2.25%	7/25/2026	$-	$-

Term loans and senior notes
$275 million term loan	SOFR + 0.10% + 1.35% - 2.20%	7/25/2027	275,000	275,000
$300 million term loan	SOFR + 0.10% + 1.35% - 2.20%	1/31/2028	300,000	250,000
$50 million term loan	SOFR + 0.10% + 1.35% - 2.20%	8/2/2025 (3)	50,000	50,000
$175 million term loan	SOFR + 0.10% + 1.65% - 2.50%	8/2/2025	175,000	175,000
2017 $85 million term loan	SOFR + 0.10% + 1.30% - 2.10%	7/25/2024	85,000	85,000
2019 $85 million term loan	SOFR + 0.10% + 1.70% - 2.55%	12/31/2029	85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030	50,000	50,000
$75 million senior notes	4.88% - 5.63%	6/2/2029	75,000	75,000
Term loans and senior notes at stated value			1,095,000	1,045,000
Unamortized debt issuance costs			(6,593)	(7,616)
Term loans and senior notes, net			1,088,407	1,037,384

Credit facilities, net (1)			$1,088,407	$1,037,384
Weighted-average interest rate (2)			4.45%	3.92%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $3.8 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $695.0 million of the outstanding variable-rate debt as of September 30, 2023 and December 31, 2022. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR on September 30, 2023 and December 31, 2022 was 5.32% and 4.36%, respectively.
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

The Company was in compliance with the applicable covenants as of September 30, 2023.

Mortgage Debt

As of September 30, 2023, the Company had approximately $285.2 million in outstanding mortgage debt secured by 15 properties with maturity dates ranging from August 2024 to May 2038, stated interest rates ranging from 3.40% to 4.46% and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of September 30, 2023 and December 31, 2022 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of September 30, 2023	Outstanding balance as of December 31, 2022
Miami, FL	Homewood Suites	4.02%	3/1/2014	(2)	$16,677	$-	$12,440
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	(3)	8,306	-	6,193
Prattville, AL	Courtyard	4.12%	3/1/2014	(3)	6,596	-	4,918
San Diego, CA	Residence Inn	3.97%	3/1/2014	(4)	18,600	-	13,827
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	20,522	21,161
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	7,793	8,024
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	27,608	28,400
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	11,786	12,019
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,681	19,577	19,963
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	20,815	21,194
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	20,729	21,326
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	20,655	21,250
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	15,377	15,819
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	24,445	25,057
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	13,334	13,668
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	13,911	14,144
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	13,911	14,144
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032	33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	24,284	25,168
					$389,033	285,247	329,215
Unamortized fair value adjustment of assumed debt						609	819
Unamortized debt issuance costs						(995)	(1,169)
Total						$284,861	$328,865

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

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of September 30, 2023, the carrying value and the estimated fair value of the Company’s debt were approximately $1.4 billion and $1.3 billion, respectively. As of December 31, 2022, the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion and $1.3 billion, respectively. Both the carrying value and the estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2023 and December 31, 2022. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at September 30, 2023	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	September 30, 2023	December 31, 2022
Active interest rate swaps designated as cash flow hedges at September 30, 2023:
$50,000	12/7/2018	5/18/2020	1/31/2024	2.71%	$466	$1,163
75,000	5/31/2017	7/31/2017	6/30/2024	1.95%	1,951	3,026
10,000	8/10/2017	8/10/2017	6/30/2024	2.02%	254	386
50,000	7/2/2019	7/5/2019	7/18/2024	1.64%	1,507	2,298
50,000	8/21/2019	8/23/2019	8/18/2024	1.31%	1,820	2,675
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	1,873	2,703
75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	4,633	5,225
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	1,882	1,655
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	999	909
75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	6,499	6,506
50,000	3/17/2023	3/20/2023	3/18/2028	3.50%	1,941	-
50,000	3/17/2023	3/20/2023	3/20/2028	3.49%	1,919	-
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	11,667	9,511
695,000					37,411	36,057

Matured interest rate swap at September 30, 2023:
$100,000	4/7/2016	9/30/2016	3/31/2023	1.30%	-	824
					$37,411	$36,881

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of September 30, 2023, all of the 13 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $20.9 million of net unrealized gains included in accumulated other comprehensive income at September 30, 2023 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Interest rate derivatives in cash flow hedging relationships	$7,264	$17,130	$5,852	$1,106

	Net Unrealized Gain Recognized in Other Comprehensive Income		Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate derivatives in cash flow hedging relationships	$16,682	$50,649	$16,152	$(3,213)

6. Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2022 Form 10-K. Below is a summary of the significant related party relationships in effect during the nine months ended September 30, 2023 and 2022.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the nine month periods ended September 30, 2023 and 2022 totaled approximately $0.8 million and $0.6 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of September 30, 2023 and December 31, 2022, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.4 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during the nine months ended September 30, 2023 and 2022 were less than $0.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations.

7. Shareholders’ Equity

Distributions

For the three and nine months ended September 30, 2023, the Company paid distributions of $0.24 and $0.80, per common share, respectively, for a total of $54.8 million and $183.1 million, respectively. During the three and nine months ended September 30, 2022, the Company paid distributions of $0.17 and $0.38 per common share, respectively, for a total of $38.8 million and $86.8 million, respectively. Additionally, in September 2023, the Company declared a monthly cash distribution of $0.08 per common share, totaling $18.3 million, which was recorded as a payable as of September 30, 2023 and paid on October 16, 2023. In addition to the regular monthly cash distribution of $0.08 per common share for December 2022, the Board of Directors approved a special one-time distribution of $0.08 per common share for a combined distribution of $0.16 per common share, totaling $36.6 million, which was recorded as a payable as of December 31, 2022 and paid in January 2023. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Issuance of Shares

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s prior shelf registration statement and the current shelf registration statement. Since inception of the ATM Program in August 2020 through September 30, 2023, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares (all during 2021) primarily to pay down borrowings under its then-existing $425 million revolving credit facility and used the corresponding increased availability under the $425 million revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of September 30, 2023, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program during the nine months ended September 30, 2023. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2023, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $338.7 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2024 if not terminated or extended earlier. During the nine months ended September 30, 2023, the Company purchased, under its Share Repurchase Program, approximately 0.5 million of its common shares at a weighted-average market purchase price of approximately $14.34 per common share for an aggregate purchase price, including commissions, of approximately $6.9 million. The shares were repurchased in open market transactions under the Share Repurchase Program, including pursuant to written trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of September 30, 2023, approximately $335.4 million remained available for purchase under the Share Repurchase Program.

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

At September 30, 2023, the range of potential aggregate payouts under the 2023 Incentive Plan was $0 - $27.1 million. Based on performance through September 30, 2023, the Company has accrued approximately $14.9 million as a liability for potential executive incentive compensation payments under the 2023 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2023. Compensation expense recognized by the Company under the 2023 Incentive Plan is included in general and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $4.9 million and $14.9 million for the three and nine months ended September 30, 2023, respectively. Approximately 25% of target awards under the 2023 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2024.

Under the incentive plan for 2022 (the “2022 Incentive Plan”), the Company recorded approximately $4.0 million and $12.0 million, respectively, in general and administrative expenses in its consolidated statement of operations for the three and nine months ended September 30, 2022.

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

(1)
Of the total 2022 share-based compensation, approximately $12.5 million was recorded as a liability as of December 31, 2022 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2022. Another $2.6 million, which is subject to vesting on December 8, 2023 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2023. For the three and nine months ended September 30, 2023, the Company recognized approximately $0.7 million and $2.0 million, respectively, of share-based compensation expense related to restricted share awards.
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

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares vested on March 31, 2023. The expense associated with the awards was amortized over the 3-year vesting period. For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $0.1 million and $0.4 million, respectively, of share-based compensation expense related to these awards. Upon vesting on March 31, 2023, approximately 83,000 shares were surrendered to satisfy tax withholding obligations.

9. Subsequent Events

On October 11, 2023, the Company completed the purchase of two existing hotels and an existing free-standing parking garage in Salt Lake City, Utah, including a 175-room Courtyard and a 159-room Hyatt House, for a combined gross purchase price of approximately $91.5 million. The Company utilized its available cash on hand and borrowings under its Revolving Credit Facility to purchase the properties.

On October 16, 2023, the Company paid approximately $18.3 million, or $0.08 per common share, in distributions to shareholders of record as of September 29, 2023.

On October 18, 2023, the Company completed the purchase of the existing 146-room Residence Inn in Renton, Washington for a total gross purchase price of $55.5 million. The Company utilized its available cash on hand and borrowings under its Revolving Credit Facility to purchase the hotel.

On October 19, 2023, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on November 15, 2023, to shareholders of record as of October 31, 2023.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of September 30, 2023, the Company owned 220 hotels with an aggregate of 28,929 rooms located in urban, high-end suburban and developing markets throughout 37 states and one property leased to third parties. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

2023 Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, during the nine months ended September 30, 2023, the Company completed the acquisition of an existing 154-room Courtyard in Cleveland, Ohio for a gross purchase price of $31.0 million, utilizing its available cash and borrowings under its Revolving Credit Facility.

As of September 30, 2023, the Company had separate outstanding contracts for the potential purchase of six hotels as well as one free-standing parking garage for a total combined purchase price of approximately $359.0 million. Five of the seven properties under contract are existing. The Company completed the purchase of four of the existing properties, including two hotels and one free-standing parking garage in Salt Lake City, Utah and one hotel in Renton, Washington on October 11, 2023 and October 18, 2023, respectively. See Note 9 titled “Subsequent Events” in the Company’s Unaudited Consolidated Financial Statements and Notes

thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for more information. The Company plans to complete the purchase of the one remaining existing property in the fourth quarter of 2023. The other two purchase contracts are for hotels under development, with the Madison, Wisconsin hotel currently planned to be completed and opened for business in mid-2024 and the Nashville, Tennessee hotel currently planned to be completed and opened for business in 2025, at which respective times the Company expects to complete the purchases of these hotels. Although the Company is working towards completing the acquisitions of the three remaining properties, in each case there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these properties will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts and acquire these properties. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the properties under contract if closings occur.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. The Company did not dispose of any properties during the nine months ended September 30, 2023.

New York Independent Boutique Hotel Lease

During the nine months ended September 30, 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel's 210 hotel rooms. Lease revenue from this property is recorded in other revenue in the Company's consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 and is considered a non-hotel property through the end of the lease term.

Hotel Operations

As of September 30, 2023, the Company owned 220 hotels with a total of 28,929 rooms as compared to 218 hotels with a total of 28,693 rooms as of September 30, 2022. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the nine months ended September 30, 2023, the Company acquired one existing hotel on June 30, 2023 and did not dispose of any properties. During the same period of 2022, the Company sold one hotel and did not acquire any properties. Results of the hotel operations for the Company’s independent boutique hotel in New York, New York are included only for the period prior to the lease agreement becoming effective in May 2023.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change
Total revenue	$358,260	100.0%	$341,150	100.0%	5.0%	$1,031,344	100.0%	$939,296	100.0%	9.8%
Hotel operating expense	203,710	56.9%	193,067	56.6%	5.5%	589,388	57.1%	529,584	56.4%	11.3%
Property taxes, insurance and other expense	21,678	6.1%	19,052	5.6%	13.8%	61,347	5.9%	56,510	6.0%	8.6%
General and administrative expense	11,079	3.1%	10,271	3.0%	7.9%	34,640	3.4%	30,216	3.2%	14.6%

Depreciation and amortization expense	45,498		45,135		0.8%	137,398		135,781		1.2%
Gain on sale of real estate	-		1,785		n/a	-		1,785		n/a
Interest and other expense, net	17,470		14,933		17.0%	50,973		44,785		13.8%
Income tax expense	313		1,331		-76.5%	874		1,712		-48.9%

Net income	58,512		59,146		-1.1%	156,724		142,493		10.0%
Adjusted Hotel EBITDA (1)	132,161		129,166		2.3%	380,154		353,617		7.5%

Number of hotels owned at end of period	220		218		0.9%	220		218		0.9%
ADR	$159.36		$157.91		0.9%	$157.61		$150.02		5.1%
Occupancy	77.1%		75.7%		1.8%	75.8%		73.6%		3.0%
RevPAR	$122.91		$119.52		2.8%	$119.48		$110.40		8.2%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 220 hotels owned as of September 30, 2023 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 220 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change
ADR	$159.36	$157.65	1.1%	$157.54	$149.98	5.0%
Occupancy	77.1%	75.7%	1.8%	75.8%	73.5%	3.1%
RevPAR	$122.91	$119.31	3.0%	$119.34	$110.23	8.3%

Same Store Operating Results

The following table reflects certain operating statistics for the 217 hotels owned by the Company as of January 1, 2022 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change
ADR	$158.92	$157.34	1.0%	$157.16	$149.67	5.0%
Occupancy	77.2%	75.7%	2.0%	75.8%	73.6%	3.0%
RevPAR	$122.64	$119.08	3.0%	$119.18	$110.15	8.2%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. The Company’s Same Store Hotels revenue and operating results improved during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, which is consistent with the overall lodging industry. Hotel occupancy was negatively impacted in many markets by the Omicron variant of COVID-19 during the first quarter of 2022, contributing to an increase of the Company’s Same Store Hotels RevPAR of approximately 8.2% for the nine months ended September 30, 2023, compared to the same period in 2022.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended September 30, 2023 and 2022, the Company had total revenue of $358.3 million and $341.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company had total revenue of $1.0 billion and $939.3 million, respectively. For the three months ended September 30, 2023 and 2022, respectively, Comparable Hotels achieved combined average occupancy of 77.1% and 75.7%, ADR of $159.36 and $157.65 and RevPAR of $122.91 and $119.31. For the nine months ended September 30, 2023 and 2022, respectively, Comparable Hotels achieved combined average occupancy of 75.8% and 73.5%, ADR of $157.54 and $149.98 and RevPAR of $119.34 and $110.23. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same periods in 2022, during the three and nine months ended September 30, 2023, the Company experienced increases in ADR and occupancy, resulting in increases of 3.0% and 8.3%, respectively, in RevPAR for Comparable Hotels. Revenue growth in the three and nine months ended September 30, 2023, as compared to the same periods of 2022, was led by continued strength in leisure transient and small group demand, with increased demand from corporate business. Additionally, occupancy during the first quarter of 2022 was negatively impacted in many markets by the Omicron variant of COVID-19. For the three and nine months ended September 30, 2023, the Company’s suburban markets continued to see strong demand with urban markets recovering more meaningfully as compared to the same periods in 2022. The Company expects revenue trends to continue, however, future year-over-year revenue growth will likely be at a lower rate given the favorable first nine months of the year comparison between 2023 and 2022 due, in large part, to the Omicron variant of COVID-19 negatively impacting the first quarter of 2022. Furthermore, future revenues could be negatively impacted by, among other things, historical seasonal trends, deterioration of consumer sentiment, a recessionary macroeconomic environment or inflationary pressures.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended September 30, 2023 and 2022 totaled $203.7 million and $193.1 million, respectively, or 56.9% and 56.6% of total revenue for the respective periods, and for the nine months ended September 30, 2023 and 2022 totaled $589.4 million and $529.6 million, respectively, or 57.1% and 56.4% of total revenue for the respective periods, which is consistent with the increases in Comparable Hotels hotel operating expense as a percentage of revenue for the same periods. The increase in hotel operating expense for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to increased labor, repairs and maintenance and utility costs driven by increased staff and inflationary pressures throughout the overall economy. Occupancy increased for the nine months ended September 30, 2023, as compared to the same period of 2022, in part due to negative impacts from the Omicron variant of COVID-19 throughout most markets during the first quarter of 2022. Adding staff to meet increased demand has been challenging, and the Company’s hotels have often done so at higher wage rates or with more expensive contract labor as compared to 2022. Likewise, broader inflationary pressures throughout the overall economy and global tensions have driven shortages and cost increases for materials and supplies such as food and equipment. The Company continues to work with its management companies to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and staffing challenges. The Company will continue to evaluate and work with its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including evaluating staffing levels at its hotels to maximize efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the three months ended September 30, 2023 and 2022 was $21.7 million and $19.1 million, respectively, or 6.1% and 5.6% of total revenue for the respective periods. For the nine months ended September 30, 2023 and 2022, property taxes, insurance and other expense totaled $61.3 million and $56.5 million, respectively, or 5.9% and 6.0% of total revenue for the respective periods. The increases in property taxes, insurance, and other expense were primarily due to increases in insurance premiums and increases in property taxes in certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. The Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2023 and 2022 was $11.1 million and $10.3 million, respectively, or 3.1% and 3.0% of total revenue for the respective periods. For the nine months ended September 30, 2023 and 2022, general and administrative expense was $34.6 million and $30.2 million, respectively, or 3.4% and 3.2% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily due to increased accruals for anticipated performance under the Company’s executive incentive compensation plan as well as increased payroll and related benefit costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $45.5 million and $45.1 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense was $137.4 million and $135.8 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The increases of approximately $0.4 million and $1.6 million, respectively, for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily due to the acquisitions of one hotel in the second quarter of 2023 and two hotels in the fourth quarter of 2022, as well as renovations completed throughout 2022 and 2023, partially offset by the sale of one hotel in the third quarter of 2022.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2023 and 2022 was $17.5 million and $14.9 million, respectively. For the nine months ended September 30, 2023 and 2022, interest and other expense, net was $51.0 million and $44.8 million, respectively. Interest and other expense, net for the nine months ended September 30, 2023 and 2022, is net of approximately $0.7 million and $0.5 million, respectively, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the three and nine months ended September 30, 2023 increased compared to the same periods of 2022 as a result of higher average borrowings associated with variable-rate debt and higher average interest rates on the Company's variable-rate debt due to the high inflationary environment within the current economy. The Company anticipates interest expense for the remainder of 2023 will be greater than the interest expense for the same period of 2022 due to higher average borrowings associated with variable-rate debt and higher market interest rates.

Income Tax Expense

Income tax expense for the three months ended September 30, 2023 and 2022 was $0.3 million and $1.3 million, respectively. For the nine months ended September 30, 2023 and 2022, income tax expense was $0.9 million and $1.7 million, respectively. The decrease is primarily due to state income taxes that were higher than normal in several states in 2022 as a result of temporary limitations placed on the application of prior net operating losses.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$58,512	$59,146	$156,724	$142,493
Depreciation of real estate owned	44,734	44,372	135,105	133,489
Gain on sale of real estate	-	(1,785)	-	(1,785)
Funds from operations	103,246	101,733	291,829	274,197
Amortization of finance ground lease assets	759	759	2,278	2,278
Amortization of favorable and unfavorable operating leases, net	99	97	281	299
Non-cash straight-line operating ground lease expense	35	38	109	116
Modified funds from operations	$104,139	$102,627	$294,497	$276,890

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

The Company further excludes actual corporate-level general and administrative expense for the Company as well as Adjusted EBITDAre from its non-hotel property from Adjusted EBITDAre (Adjusted Hotel EBITDA) to isolate property-level operational performance over which the Company’s hotel operators have direct control. The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance and it is used by management to measure the performance of the Company’s hotels and effectiveness of the operators of the hotels.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$58,512	$59,146	$156,724	$142,493
Depreciation and amortization	45,498	45,135	137,398	135,781
Amortization of favorable and unfavorable operating leases, net	99	97	281	299
Interest and other expense, net	17,470	14,933	50,973	44,785
Income tax expense	313	1,331	874	1,712
EBITDA	121,892	120,642	346,250	325,070
Gain on sale of real estate	-	(1,785)	-	(1,785)
EBITDAre	121,892	118,857	346,250	323,285
Non-cash straight-line operating ground lease expense	35	38	109	116
Adjusted EBITDAre	121,927	118,895	346,359	323,401
General and administrative expense	11,079	10,271	34,640	30,216
Adjusted EBITDAre from non-hotel property (1)	(845)	-	(845)	-
Adjusted Hotel EBITDA	$132,161	$129,166	$380,154	$353,617

(1)
Non-hotel property only includes the results of one hotel in New York, New York that is leased to a third-party hotel operator. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA starting in the second half of 2023.

Hotels Owned

As of September 30, 2023, the Company owned 220 hotels with an aggregate of 28,929 rooms located in 37 states. The following tables summarize the number of hotels and rooms by brand and by state:

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

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 220 hotels and the non-hotel property that the Company owned as of September 30, 2023. As noted below, 14 of the Company’s properties are subject to ground leases and 15 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)

City	State	Brand	Manager	Date Acquired or Completed	Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Aimbridge	9/1/2016	103	(4)
Cedar Rapids	IA	Homewood Suites	Aimbridge	9/1/2016	95	(4)
Davenport	IA	Hampton	Aimbridge	9/1/2016	103	(4)
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Aimbridge	3/1/2014	90	(4)
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(1)
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178	(1)
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	(non-hotel)	N/A	3/1/2014	-	(2)(3)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Twinsburg	OH	Hilton Garden Inn	Aimbridge	10/7/2008	142	(5)
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	HHM	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Aimbridge	10/16/2008	165	(6)
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

City	State	Brand	Manager	Date Acquired or Completed	Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Aimbridge	1/31/2011	81	(6)
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(1)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(1)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					28,929

(1)
Hotel is encumbered by mortgage.
(2)
Property is subject to ground lease.
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
(4)
Manager noted as of September 30, 2023. Effective October 1, 2023, management responsibility of this property was transferred from Aimbridge Hospitality, LLC ("Aimbridge") to Chartwell Hospitality, LLC ("Chartwell").
(5)
Manager noted as of September 30, 2023. Effective October 1, 2023, management responsibility of this property was transferred from Aimbridge to Concord.
(6)
Manager noted as of September 30, 2023. Effective October 1, 2023, management responsibility of this property was transferred from Aimbridge to Texas Western Management Partners, LP ("Western").

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

As of September 30, 2023, the Company had $1.4 billion of total outstanding debt consisting of $285.2 million of mortgage debt and $1.1 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of September 30, 2023, the Company had available corporate cash on hand of approximately $35.4 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $650 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of September 30, 2023.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt agreements as of September 30, 2023.

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

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under the ATM Program under the Company’s prior shelf registration statement and the current shelf registration statement described above. Since inception of the ATM Program in August 2020 through September 30, 2023, the Company sold approximately 4.7 million common shares under its ATM Program at a weighted-average market sales price of approximately $16.26 per common share and received aggregate gross proceeds of approximately $76.0 million and proceeds net of offering costs, which included $0.9 million of commissions, of approximately $75.1 million. The Company used the net proceeds from the sale of these shares (all during 2021) primarily to pay down borrowings under its then-existing $425 million revolving credit facility and used the corresponding increased availability under the $425 million revolving credit facility for general corporate purposes, including acquisitions of hotel properties. As of September 30, 2023, approximately $224.0 million remained available for issuance under the ATM Program. No shares were sold under the Company’s ATM Program during the nine months ended September 30, 2023. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Capital Uses

The Company anticipates that cash flow from operations, availability under its Revolving Credit Facility, additional borrowings, and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated short-term and long-term liquidity requirements, including required distributions to shareholders, share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, and cash management activities.

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. On September 19, 2023, the Company declared a monthly cash distribution of $0.08 per common share, paid on October 16, 2023, to shareholders of record as of September 29, 2023. For the three and nine months ended September 30, 2023, the Company paid distributions of $0.24 and $0.80 per common share, respectively, for a total of $54.8 million and $183.1 million, respectively. Subsequent to quarter end, on October 19, 2023, the Company declared a monthly cash distribution of $0.08 per common share, payable on November 15, 2023 to shareholders of record as of October 31, 2023.

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

Share Repurchases

In May 2023, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $338.7 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2024 if not terminated or extended earlier. During the nine months ended September 30, 2023, the Company purchased, under its Share Repurchase Program, approximately 0.5 million of its common shares at a weighted-average market purchase price of approximately $14.34 per common share for an aggregate purchase price, including commissions, of approximately $6.9 million. The shares were repurchased in open market transactions under the Share Repurchase Program, including pursuant to written trading plans intended to comply with Rule 10b5-1 under the Exchange Act. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of September 30, 2023, approximately $335.4 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of September 30, 2023, the Company held approximately $30.3 million in reserves related to these properties. During the nine months ended September 30, 2023, the Company invested approximately $42.0 million in capital expenditures. The Company anticipates spending approximately $70 million to $80 million during 2023, which includes various renovation projects for approximately 20 to 25 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

As of September 30, 2023, the Company had approximately $175.4 million of principal and interest payments due on its debt over the next 12 months. Included in this total is an $85.0 million term loan and a mortgage loan of approximately $20.5 million, both maturing in the third quarter of 2024. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using funds from operations, borrowings under its Revolving Credit Facility and/or proceeds from new financing, refinancing or loan extensions. Interest expense related to the Company’s unsecured credit facilities is expected to be higher over the next 12 months than it was during the previous 12 months as a result of increases in market interest rates on its variable-rate debt and increased borrowings on its Revolving Credit Facility. See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more detail regarding future maturities of the Company’s debt instruments as of September 30, 2023.

Purchase Contract Commitments

As of September 30, 2023, the Company had separate outstanding contracts for the potential purchase of six hotels as well as one free-standing parking garage for a total combined purchase price of approximately $359.0 million. Five of the seven properties under contract are existing. The Company completed the purchase of four of the existing properties, including two hotels and one free-standing parking garage in Salt Lake City, Utah and one hotel in Renton, Washington on October 11, 2023 and October 18, 2023, respectively. See Note 9 titled “Subsequent Events” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for more information. The Company plans to complete the purchase of the one remaining existing property in the fourth quarter of 2023. The other two purchase contracts are for hotels under development, with the Madison, Wisconsin hotel currently planned to be completed and opened for business in mid-2024 and the Nashville, Tennessee hotel currently planned to be completed and opened for business in 2025, at which respective times the Company expects to complete the purchases of these hotels. Although the Company is working towards completing the acquisitions of the three remaining properties, in each case there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these properties will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts and acquire these properties. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotels under contract if closings occur.

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

Subsequent Events

On October 11, 2023, the Company completed the purchase of two existing hotels and an existing free-standing parking garage in Salt Lake City, Utah, including a 175-room Courtyard and a 159-room Hyatt House, for a combined gross purchase price of approximately $91.5 million. The Company utilized its available cash on hand and borrowings under its Revolving Credit Facility to purchase the properties.

On October 16, 2023, the Company paid approximately $18.3 million, or $0.08 per common share, in distributions to shareholders of record as of September 29, 2023.

On October 18, 2023, the Company completed the purchase of the existing 146-room Residence Inn in Renton, Washington for a total gross purchase price of $55.5 million. The Company utilized its available cash on hand and borrowings under its Revolving Credit Facility to purchase the hotel.

On October 19, 2023, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on November 15, 2023, to shareholders of record as of October 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of September 30, 2023, after giving effect to interest rate swaps, as described below, approximately $275.0 million, or approximately 20% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of September 30, 2023, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2.8 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2023, the Company’s variable-rate debt consisted of its unsecured credit facilities, including borrowings outstanding under its Revolving Credit Facility and $1.0 billion of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of September 30, 2023, the Company had 13 interest rate swap agreements that effectively fix the interest payments on approximately $695.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from January 2024 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of September 30, 2023.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at September 30, 2023. All dollar amounts are in thousands.

	October 1 - December 31, 2023	2024	2025	2026	2027	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$2,245	$113,597	$295,140	$74,649	$278,602	$616,014	$1,380,247	$1,316,664
Average interest rates (1)	4.3%	4.7%	5.0%	5.3%	5.3%	5.0%

Variable-rate debt:
Maturities	$-	$85,000	$225,000	$-	$275,000	$385,000	$970,000	$967,526
Average interest rates (1)	4.5%	4.9%	5.5%	5.8%	5.9%	5.6%

Fixed-rate debt:
Maturities	$2,245	$28,597	$70,140	$74,649	$3,602	$231,014	$410,247	$349,138
Average interest rates	4.1%	4.1%	4.0%	4.0%	4.1%	4.1%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the third quarter of 2023.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2023	-	-	-	$335,495
August 1 - August 31, 2023	3,374	$14.49	3,374	$335,446
September 1 - September 30, 2023	-	-	-	$335,446
Total	3,374		3,374

(1)
Represents amount outstanding under the Company’s authorized $338.7 million Share Repurchase Program. This program, which was announced in 2015 and most recently extended in May 2023, may be suspended or terminated at any time by the Company and will end in July 2024 if not terminated or extended earlier.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 7, 2023
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: November 7, 2023
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: November 7, 2023
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)