Form 10-K
period 2023-12-31
Apple Hospitality REIT, Inc.
filed 2024-02-22
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,218,891,710 as of June 30, 2023.

The number of common shares outstanding on February 12, 2024 was 241,525,568.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 23, 2024.

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

Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions (including the potential effects of inflation or a recessionary environment); reduced business and leisure travel due to geopolitical uncertainty, including terrorism and acts of war; travel-related health concerns, including widespread outbreaks of infectious or contagious diseases in the U.S.; inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires; government shutdowns, airline strikes or equipment failures, or other disruptions; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report on Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1. Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the U.S. The Company has elected to be treated as a REIT for U.S. federal income tax purposes. As of December 31, 2023, the Company owned 225 hotels with an aggregate of 29,900 rooms located in urban, high-end suburban and developing markets throughout 38 states, including two hotels with a total of 248 rooms classified as held for sale, which were both sold to an unrelated party in February 2024. The Company also owns one property leased to third parties. As of December 31, 2023, substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

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

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. Due to their efficient operating model and strong consumer preference, the Company concentrates on the acquisition of rooms-focused hotels. The Company’s acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage revenue and expenses by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper midscale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company’s December 29, 2023 closing share price) ratio at December 31, 2023 of 25.4%, the Company is not only positioned to opportunistically consider investments that further improve shareholder value, but management believes it is equipped to address developments caused by adverse economic environments.

Hotel Operating Performance

As of December 31, 2023, the Company owned 225 hotels, including two properties classified as held for sale, with a total of 29,900 rooms as compared to 220 hotels with a total of 28,983 rooms as of December 31, 2022. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2023 and 2022. During 2023, the Company acquired six hotels and did not dispose of any properties. In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 hotel rooms (“non-hotel property”). Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 through the end of the lease term. Results of the hotel operations for the Company’s independent boutique hotel in New York, New York are included only for the period prior to the lease agreement becoming effective in May 2023. During 2022, the Company acquired two hotels and sold one hotel. The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2023	2022	Percent Change
ADR	$155.76	$149.36	4.3%
Occupancy	74.2%	72.6%	2.2%
RevPAR	$115.60	$108.45	6.6%

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 223 hotels owned and held for use as of December 31, 2023 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 223 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2023	2022	Percent Change
ADR	$156.55	$149.62	4.6%
Occupancy	74.2%	72.6%	2.2%
RevPAR	$116.23	$108.67	7.0%

Hotel performance is impacted by many factors, including the economic conditions in the U.S. and in each individual locality. The Company’s revenue and operating results improved during the year ended December 31, 2023 compared to the year ended December 31, 2022, which is consistent with the overall lodging industry. Hotel occupancy was negatively impacted in many markets by the Omicron variant of COVID-19 during the first quarter of 2022, contributing to an increase of the Company’s Comparable Hotels RevPAR of approximately 7.0% for the year ended December 31, 2023, compared to the year ended December 31, 2022. There is no way to predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging industry and the Company, including but not limited to, historical seasonal trends, travel-related health concerns, deterioration of consumer sentiment, labor shortages, supply chain disruptions, a recessionary macroeconomic environment or inflationary pressures. The Company is forecasting low-to-mid single digit RevPAR growth and a slight increase in operating results for its Comparable Hotels for 2024 as compared to 2023, which is comparable to broader industry expectations. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Recent Investing Activities

Acquisitions and Contracts for Potential Acquisitions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2023, the Company acquired six existing hotels and one free-standing parking garage for an aggregate purchase price of approximately $289.8 million: a 154-room Courtyard in Cleveland, Ohio, a 175-room Courtyard in Salt Lake City, Utah, a 159-room Hyatt House in Salt Lake City, Utah, a free-standing parking garage which serves both of the Salt Lake City, Utah hotels and the surrounding area, a 146-room Residence Inn in Renton, Washington, a 192-room Embassy Suites in South Jordan, Utah and a 299-room SpringHill Suites in Las Vegas, Nevada. To fund the acquisitions, the Company utilized its available cash on hand, net proceeds from sale of shares under the ATM program (as defined below) and borrowings under its $650 million revolving credit facility with an initial maturity date of July 25, 2026 (the “Revolving Credit Facility”). The Company plans to utilize its available cash, net proceeds from sale of shares under the ATM program or borrowings under its unsecured credit facilities for any future hotel acquisitions. See Note 4 title “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s unsecured credit facilities.

As of December 31, 2023, the Company had separate outstanding contracts for the potential purchase of two hotels, consisting of one hotel in Madison, Wisconsin and one hotel in Nashville, Tennessee, for a total combined purchase price of approximately $177.5 million. Both hotels are under development, with the hotel in Madison, Wisconsin currently planned to be completed and opened for business in mid-2024 and the Nashville, Tennessee hotel currently planned to be completed and opened for business in late 2025, at which respective times the Company expects to complete the purchases of these hotels. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts and acquire these hotels. The Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the properties under contract if closings occur.

Dispositions and Contracts for Potential Dispositions

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. The Company did not dispose of any properties in the year ended December 31, 2023. As of December 31, 2023, the Company had an outstanding contract to sell two of its hotels, which were both sold to an unrelated third party, for a gross sales price of approximately $33.5 million in February 2024. The net proceeds from the sale of both hotels were used for general corporate purposes.

New York Independent Boutique Hotel Lease

In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 hotel rooms. Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 and is considered a non-hotel property through the end of the lease term.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Share Repurchases

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. In May 2023, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $338.7 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2024 if not terminated or extended earlier. During the year ended December 31, 2023, the Company purchased approximately 0.5 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.34 per common share for an aggregate purchase price, including commissions, of approximately $6.9 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2023, approximately $335.4 million remained available for purchase under the Share Repurchase Program.

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

Management and Franchise Agreements

Substantially all of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2023, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Rooms
Hilton Garden Inn	40	5,593
Hampton	37	4,953
Courtyard	35	4,982
Residence Inn	30	3,694
Homewood Suites	30	3,417
SpringHill Suites	10	1,544
Fairfield	10	1,213
Home2 Suites	10	1,146
TownePlace Suites	9	931
Embassy Suites	3	508
AC Hotels	3	468
Hyatt Place	3	411
Marriott	2	619
Hyatt House	2	264
Aloft	1	157
Total	225	29,900

Each of the Company’s 225 hotels owned as of December 31, 2023 is operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, upon sale of the property, or without cause. As of December 31, 2023, approximately 85% of the Company’s hotels operated under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.

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

Hotel Maintenance and Renovation

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company’s hotels have an ongoing need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2023, 2022 and 2021, the Company’s capital improvements for its hotels were approximately $76.8 million, $61.7 million and $25.8 million, respectively. Expenditures for 2023 were higher than 2022 and 2021 due to an increased number of capital improvement projects in 2023 compared to 2022 and 2021, as the number of projects in 2022 and 2021 were limited as a result of COVID-19. During 2024, the Company anticipates investing approximately $75 million to $85 million in capital improvements, which includes comprehensive renovation projects for approximately 20 properties.

Financing

The Company’s principal short-term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its Revolving Credit Facility. Depending on market conditions, over the long term, the Company may also receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties or issuance of common shares through equity offerings, such as the Company’s at-the-market offering program described below. The Company anticipates that funds from these sources will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, and cash management activities.

On July 19, 2023, the Company entered into an amendment of its unsecured $225 million term loan facility, which extended the maturity date of the existing $50 million term loan by two years to August 2, 2025.

As of December 31, 2023, the Company had approximately $1.4 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 4.26%, consisting of approximately $283.0 million in outstanding mortgage debt secured by 15 properties, with maturity dates ranging from August 2024 to May 2038 and stated interest rates ranging from 3.40% to 4.46%, and approximately $1.1 billion in outstanding debt under its unsecured credit facilities with maturity dates ranging from July 2024 to March 2030 and effective interest rates, including the effect of interest rate swaps, ranging from 2.61% to 7.15%.

The Company’s unused borrowing capacity under its Revolving Credit Facility as of December 31, 2023 was $650 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate funding purposes, including the payment of distributions to shareholders. The Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company's December 29, 2023 closing share price) ratio as of December 31, 2023 was 25.4%. The Company intends to maintain staggered maturities of its debt, utilize unsecured debt when available and fix the rate on a portion of its debt. All of these strategies reduce shareholder risk related to the Company’s financing structure.

See Note 4 title “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2023 and a summary of the financial and restrictive covenants as defined in the credit agreements.

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

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s prior shelf registration statement and the current shelf registration statement described above. During the year ended December 31, 2023, the Company sold approximately 12.8 million shares under its ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under the Revolving Credit Facility, acquisitions of hotel properties and for general corporate purposes. No shares were sold under the Company’s ATM Program during the year ended December 31, 2022. As of December 31, 2023, approximately $5.3 million remained available for issuance under the ATM Program.

The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes which may include, among other things, acquisitions of hotel properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Distribution Policy

The Company plans to continue to pay distributions on a monthly basis, with distributions based on anticipated cash generated from operations. The Company attempts to set a rate that can be consistent over a period of time as it forecasts its cash available from operations. The Company’s annualized distribution rate was $0.96 per common share at December 31, 2023. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2023, the Board of Directors approved a special cash distribution of $0.05 per common share for a combined distribution of $0.13 per common share, paid in January 2024, to shareholders of record as of December 29, 2023. While management expects monthly cash distributions to continue, each distribution is subject to approval by the Company’s Board of Directors and there can be no assurance of the classification, timing or duration of distributions at the current distribution rate. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and the timing and level of distributions in relation to the Company’s other cash requirements or in order to maintain its REIT status for U.S. federal income tax purposes. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions as necessary to maintain its REIT status. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy and may need to reduce its distributions to required levels to maintain its REIT status. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

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

The Company’s Corporate Responsibility Report, issued in December 2023, provides further detail of the Company’s environmental, social and governance progress, and can be found on the Company’s website at www.applehospitalityreit.com. The contents of the Company’s Corporate Responsibility Report are not incorporated by reference into this Annual Report on Form 10-K and do not form a part of this Form 10-K.

Environmental Stewardship and Sustainability

The environment is a key consideration in the operations of the Company’s hotels. The Company actively monitors key performance indicators of energy, water and waste at its properties, utilizing historical, market and industry data to identify properties where improvements can be made, and works with its management companies to address the opportunities. The Company is committed to enhancing and incorporating sustainability opportunities into its investment and asset management strategies, with a focus on minimizing its environmental impact.

To enhance its commitment to sustainable operations, the Company established a formal energy management program in 2018 to ensure that energy, water and waste management are a priority not only within the Company, but also with the Company's third-party management companies and brands. Developed jointly with the Company’s third-party energy consultants, this program provides its hotels and management companies with operating guidelines designed to consistently use energy and water responsibly across the entire portfolio. The Company seeks to invest in proven sustainability practices when renovating its hotels and in portfolio-wide capital projects that can enhance asset value while also improving environmental performance. The Company targets specific environmental efficiency enhancements, including equipment upgrades and replacements, that reduce energy and water usage and improve waste management. As part of its acquisition due diligence, the Company performs sustainability assessments to identify areas of opportunity that will improve the property’s environmental performance.

Social Responsibility

The Company is firmly committed to strengthening communities through charitable giving and by volunteering time and talents. The Company is dedicated to making a positive impact throughout its organization, the hotel industry, its local community and the many communities its hotels serve. In 2017, the Company formed Apple Gives, an employee-led charitable initiative, to expand its impact and further advance the achievement of its corporate philanthropic goals. Apple Gives collaborates with organizations that are important to the Company’s employees, its third-party management companies, its hotels and numerous industry organizations, including the American Hotel & Lodging Association (“AHLA”), and works to make a positive impact across the Company’s community and the communities its hotels serve. More specifically, Apple Gives organizes company-wide community events with charitable organizations, deploys aid to markets and associates affected by natural disasters, and allocates funds and other resources to a variety of causes.

Human Capital

The Company believes that each of its 63 team members (as of December 31, 2023) plays a vital role in the success of the organization. The Company believes the physical and mental health, safety and well-being of its employees, the associates at its hotels and its hotel guests are critical to the continued success of its business. The Company aims to provide an inspiring, diverse, equitable and inclusive work environment where employees feel valued, empowered and encouraged to make positive differences within the Company and throughout their communities, with a belief that the most successful management provides clear leadership while empowering the team to make timely and responsible decisions and to take actions necessary to achieve exceptional operating results. The Company is committed to diversity, equity and inclusion and does not tolerate discrimination or harassment in the workplace.

The Company offers competitive compensation and benefits, a flexible leave policy, fully paid parental leave for up to 12 weeks for primary caregivers and three weeks for secondary caregivers for the birth or adoption of a new child, financial assistance for adoption of a new child, a tuition reimbursement program, and a culture that encourages balance of work and personal life. The Company provides its employees with two days paid leave each year for volunteer work and donation matching to support non-profit organizations. The Company emphasizes an open-door policy for communications and conducts regular employee satisfaction surveys and annual performance reviews, which provide the opportunity for continuous improvement.

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

During 2023, all employees involved in the day-to-day operation of the Company’s hotels were employed by one of 16 third-party management companies engaged pursuant to the hotel management agreements.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns were disrupted until 2023. In the first quarter of 2022, the Company experienced lower than expected operating results due to the Omicron variant of COVID-19 along with the typical seasonal decrease associated with the first quarter. Since that time, the seasonal variability has recovered to its pre-COVID-19 trend. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism and acts of war, travel-related health concerns, including widespread outbreaks of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires, and government shutdowns, airline strikes or equipment failures, or other disruptions;
•
reduced travel due to adverse national, regional or local economic and market conditions;
•
seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•
changes in marketing and distribution for the hospitality industry, including the cost and the ability of third-party internet and other travel intermediaries to attract and retain customers;
•
changes in hotel room demand generators in a local market;

•
ability of a hotel franchise to fulfill its obligations to franchisees;
•
brand expansion;
•
the performance of third-party managers of the Company’s hotels;
•
increases in operating costs, including ground lease payments, renovation projects, property and casualty insurance, utilities and real estate and personal property taxes, due to inflation, climate change and other factors that may not be offset by increases in room rates or room revenue;
•
inflation which could adversely affect consumer confidence thereby reducing consumer purchasing power and demand for lodging;
•
labor shortages and other increases in the cost of labor due to low unemployment rates or to government regulations surrounding work rules, wage rates, health care coverage, immigration policies and other benefits;
•
supply chain disruptions and broader inflationary pressures throughout the overall economy and global tensions driving shortages and cost increases for materials and supplies such as food and equipment;
•
changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•
claims, litigation and threatened litigation from guests, visitors to the Company’s hotel properties, contractors, sub-contractors, government agencies and others;
•
business interruptions, regulatory costs and equipment loss due to cyber-attacks and other technological events;
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

The performance of the lodging industry has historically been highly cyclical and closely linked to the performance of the general economy both nationally and within local markets in the U.S. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions may lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. An economic downturn or prolonged economic recession, including lower GDP growth, corporate earnings, consumer confidence, employment rates, income levels and personal wealth, may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels, significantly reduced room rates, and declines in RevPAR. The Company cannot predict the pace or duration of an economic recession or cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, the Company’s revenue and profitability could be adversely affected. Furthermore, even if the economy in the U.S. improves, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically, where the Company’s properties are located.

In addition, many of the expenses associated with the Company’s business, including certain personnel costs, interest expense, ground leases, property taxes, insurance and utilities, are relatively fixed. These hotel operating expenses may not decrease when hotel revenues decrease, and some expenses, such as wages, utilities and insurance, may also increase due to factors unrelated to hotel operating performance, such as inflation rates. During a period of overall economic weakness, if the Company is unable to meaningfully decrease these costs as demand for its hotels decreases, or increase room rates to account for higher than expected costs, the Company’s business operations and financial performance may be adversely affected.

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

Although substantially all of the Company’s hotels operate under the brands noted above, the Company may from time to time acquire independent hotels or hotels affiliated with other brands, and/or may choose to operate hotels independently of a brand if the Company believes that these properties will operate most effectively as independent hotels. However, without the support and recognition of a large established brand, the capability of these independent or less recognized branded hotels to market the hotel, maintain guest loyalty, attract new guests, and operate in a cost-effective manner may be difficult, which could adversely affect the Company’s overall operating results.

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

The Company’s third-party hotel managers are responsible for hiring and maintaining the labor force at each of the Company’s hotels. Although the Company does not directly employ or manage employees at its hotels, the Company is still subject to many of the costs and risks generally associated with the hotel labor force. Labor costs can increase due to many factors, including but not limited to, a shortage of hospitality workers, increased dependence on contract workers, increased wages and employee benefit costs, changes in laws and regulations, increased labor turnover and increases in a unionized labor force. Significant labor shortages could prohibit the Company from operating its hotels at full capacity which could result in a decrease in operating revenues. An increased exposure to a unionized labor force could lead to labor disputes, causing higher labor costs, either by increases in wages or benefits or by changes in local labor regulations that raise hotel operating costs.

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

The Company has ongoing needs for hotel renovations and capital improvements, including maintenance requirements and updates to brand standards under all of its hotel franchise and management agreements and certain loan agreements. In addition, from time to time, the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. As properties increase in age, the frequency and cost of renovations needed to maintain appealing facilities for hotel guests may increase. The Company may also need to make significant capital improvements to hotels that it acquires, or may be involved in the development of new hotels. Construction delays and cost overruns, including increases in the cost of labor, goods and materials and delays and cost increases caused by supply chain disruptions, have increased and may continue to increase renovation or development costs for the Company and have delayed and may in the future delay the acquisition or opening of hotels or the length of time that rooms are out of service. Occupancy and ADR are often affected during periods of renovations and capital improvements at a hotel, especially if the Company encounters delays, or if the improvements require significant disruption at the hotel. The costs of renovations and capital improvements the Company needs or chooses to make at the Company’s existing hotels, or the costs related to the development of new hotels, could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2023, 14 of the Company’s hotels were subject to ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these hotels. If the Company is found to be in breach of a ground lease, it could lose the right to use the hotel. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a hotel due to a breach or non-renewal of a ground lease, it would be unable to derive income from such hotel. Finally, the Company may not be permitted to sell or finance a hotel subject to a ground lease without the consent of the lessor.

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

The Company is also subject to risks associated with increases in interest rates with respect to the Company’s variable-rate debt which could reduce cash from operations and adversely affect its ability to make distributions to shareholders. In addition, the Company has used interest rate swaps to manage its interest rate risks on a portion of its variable-rate debt, and in the future, it may use hedging arrangements, such as interest rate swaps, to manage its exposure to interest rate volatility. The Company’s actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. There is no assurance that the Company’s hedging strategy will achieve its objectives, and the Company may be subject to costs, such as transaction fees or breakage costs, if it terminates these hedging arrangements.

Loans under the Company’s Revolving Credit Facility and term loan agreements may bear interest based on SOFR, but experience with SOFR based loans is limited.

The Company’s Revolving Credit Facility and term loan agreements currently bear interest at rates based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus prescribed margins. The use of SOFR based rates replaced rates based on the London Interbank Offered Rate (“LIBOR”), and reflects the cessation of the publication of LIBOR rates previously announced by regulators in the United Kingdom and the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that the Company experienced under its prior credit facilities or term loan agreements where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates.

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

Pandemics and other health crises could negatively impact the Company’s business, financial performance and condition, operating results and cash flows.

Pandemics, such as COVID-19, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, could cause a material disruption to the hotel industry or the economy as a whole. COVID-19 disrupted the industry and dramatically reduced business and impacted leisure travel from March 2020 into 2022, which disrupted the Company’s business and had a significant adverse effect, and a similar outbreak could, in the future, significantly adversely impact and disrupt its business, financial performance and condition, operating results and cash flows. Additional factors that may negatively impact the Company’s ability to operate successfully as a result of a pandemic, include, among others:

•
sustained negative consumer or business sentiment or corporate travel policy restrictions, which could further adversely impact demand for lodging;
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
•
increased costs and potential difficulty accessing supplies related to personal protective equipment, increased sanitation, social distancing and other mitigation measures at hotels; and
•
increased labor costs to attract employees due to perceived risk of exposure to an infectious disease or virus, as well as potential for increased workers’ compensation claims if hotel employees are exposed to such diseases or viruses in the workplace.

Moreover, many risk factors set forth in this Annual Report on Form 10-K would be heightened as a result of another potential pandemic. The full extent of the impact of a pandemic on the Company’s business is largely uncertain and dependent on a number of factors beyond its control, and the Company is not able to estimate with any degree of certainty the effect a pandemic or measures intended to curb its spread could have on the Company’s business, results of operations, financial condition, and cash flows.

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

Security breaches, whether through physical or electronic break-ins, cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering or phishing schemes, can create system disruptions, shutdowns, deployment of ransomware, theft of the Company’s data, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, interfere with the Company’s ability to comply with financial reporting requirements, damage the reputations of the Company, the Company’s hotel managers or franchisors, and subject the Company to liability claims or regulatory penalties that may not be fully covered by insurance, all of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

The Company is subject to the risks associated with the physical effects of climate change, which could include more frequent or severe storms, droughts, wildfires, hurricanes, flooding, and utility outages, any of which could have a material adverse effect on the Company’s properties, operations and business. To the extent climate change causes changes in weather patterns, the markets in which the Company operates could experience increases in storm intensity and rising sea levels causing damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on the Company’s business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy and water at its properties. The federal government and some of the states and localities in which the Company operates have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions and may enact new laws in the future. Although these laws and regulations have not had any known material adverse effect on the Company to date, they could impact companies with which the Company does business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Climate change, and any future laws and regulations, or future interpretations of current laws and regulations, could have a material adverse effect on the Company.

The Company could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could have a material adverse effect on the Company.

The Company’s hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require the Company, as the current owner of a hotel, to perform or pay for the cleanup of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste, petroleum products or mold) at, on, under or emanating from the hotel and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned or operated a property at the time it became contaminated, it is possible the Company could incur cleanup costs or other environmental liabilities even after it sells or no longer operates hotels. Contamination at, on, under or emanating from the Company’s hotels also may expose it to liability to private parties for the costs of remediation, personal injury and/or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs required to address such contamination. If contamination is discovered on the Company’s properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms, or at all. Furthermore, if, as part of the remediation of a contaminated property, the Company were to dispose of certain waste products at a waste disposal facility, such as a landfill or an incinerator, the Company may be liable for costs associated with the cleanup of that facility.

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

Heightened focus on corporate responsibility, specifically related to ESG practices, may impose additional costs and expose the Company to new risks.

Companies across industries face increasing scrutiny from various stakeholders on how they address a variety of Environmental, Social and Governance (“ESG”) matters. Potential and current employees, hotel brands, hotel management companies and vendors may consider these factors when establishing and extending business relationships and hotel guests may consider these factors when choosing a hotel. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. The Company summarizes its existing ESG programs in its annual Corporate Responsibility Report, which is available on its website. The focus on and activism around ESG and related matters may constrain business operations or cause the Company to incur additional costs. The Company may face reputational damage in the event the Company’s corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, if competitors outperform the Company in such metrics, potential or current investors may elect to invest with the Company’s competitors, and employees, hotel brands, hotel management companies, vendors and guests may choose not to do business with the Company, which could have a material and adverse impact on the Company’s financial condition, the market price of its common shares and ability to raise capital. Moreover, while the Company makes voluntary disclosures in its Corporate Responsibility Report regarding its ESG practices, certain disclosures are based on hypothetical expectations and assumptions that may differ from actual results. In addition, the SEC is currently evaluating potential new ESG disclosure and other requirements that would impact the Company.

As the Company continues to invest and focus on ESG practices that the Company believes are appropriate for its business, the Company could also be criticized by ESG detractors for the scope or nature of its initiatives or goals. The Company could be subjected to negative responses of governmental actors (such as anti-ESG legislation or retaliatory legislative treatment), hotel brands, hotel management companies and hotel guests, that could have a material adverse effect on the Company’s reputation, financial condition and results of operations.

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

If the Company failed to qualify as a REIT in any taxable year and any available relief provisions did not apply, the Company would be subject to U.S. federal and state corporate income tax on its taxable income at the regular corporate rate (including any applicable corporate minimum tax), and dividends paid to its shareholders would not be deductible by the Company in computing its taxable income. Unless the Company was entitled to statutory relief under certain Code provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

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

The Company has in the past issued and may in the future issue additional common shares. Proceeds from any issuance may be used to finance hotel acquisitions, fund capital expenditures, pay down outstanding debt, or for other corporate purposes. A large volume of sales of the Company’s common shares could decrease the market price of the Company’s common shares and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. Also, a perception of the possibility of a substantial sale of common shares could depress the market price of the Company’s common shares and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the price of the Company’s common shares due to actual or anticipated sales of common shares could cause some institutions or individuals to engage in short sales of the common shares, which may itself cause the price of the common shares to decline. Because the Company’s decision to issue equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Therefore, the Company’s shareholders bear the risk of the Company’s future offerings reducing the market price of its common shares and diluting shareholders’ equity interests in the Company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

To effectively identify, assess and manage risks from cybersecurity threats, the Company maintains a cybersecurity and cyber risk management program which is comprised of the Company-wide cybersecurity strategy and its supporting policies, processes and architecture. This program is part of the Company’s enterprise risk management program.

Risk Management Strategy

The Director of Information Technology, who reports to the Chief Financial Officer, has extensive information technology (“IT”) and cybersecurity knowledge and skills gained from over 15 years of relevant work experience at the Company, and is responsible for leading the Company’s cybersecurity and cyber risk management program which includes certain cybersecurity processes covering the Company’s corporate systems. These processes include, among other items, the Company’s information technology and risk management departments’ use of an internal set of applications and control activities to actively monitor potential threats to its corporate IT environment and regularly conduct internal testing to identify potential vulnerabilities to the Company’s corporate information technology infrastructure and systems. These activities include, but are not limited to, continuous monitoring of network and infrastructure vulnerabilities, automated patching and software updates, redundancy and back-up systems, and incident response planning and handling. The Company’s employees are required to report cybersecurity events, including suspicious activity or emails, to the Company’s information technology department. Should a cybersecurity event occur within its corporate systems, the Company is positioned to coordinate a swift response to mitigate impacts to its information technology infrastructure and systems. The Company has in place an incident response plan which provides guidance for leadership and employees to swiftly evaluate and respond to cybersecurity incidents. The Company also carries cybersecurity insurance to further mitigate certain potential losses from a cybersecurity incident affecting its corporate IT equipment and systems.

The Company’s cybersecurity processes also include self-assessments using industry benchmarks as well as input from external industry consultants and ongoing communication with third-party business partners to identify cybersecurity incidents and threats that could potentially impact the Company. The Company has relationships with a number of third-party business partners to assist with cybersecurity incident containment and recovery efforts and assesses the processes and tools used by its third-party business partners to manage their cybersecurity risks. The Company uses a risk-based approach with respect to its use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of network connectivity or of data accessed, processed, or stored by such third-party service provider.

The Company’s corporate IT systems are not used to process business transactions with its guests and those systems currently have no connectivity to hotel and/or third-party management and brand technology platforms. The Company’s information technology and risk management departments regularly engage with its third-party management companies and brands to understand and benchmark their execution and alignment with applicable policies and industry practices for data protection and cybersecurity.

Management and Board Oversight

The Company’s Board of Directors administers cybersecurity risk oversight primarily through its Audit Committee. The Board’s Audit Committee is tasked with oversight responsibility for the Company’s enterprise risk management program, including those related to cybersecurity and cyber risks. The Audit Committee receives regular reports from the Chief Financial Officer on, among other things: the Company’s cybersecurity risks and threats; the status of projects to strengthen the Company’s information security systems; internal and third-party assessments of the Company’s cybersecurity program; and the emerging threat landscape. The Audit Committee also receives updates on any cybersecurity incidents experienced by third-party business partners that may pose significant risk to the Company. The Audit Committee provides periodic reporting to the Board of Directors on cybersecurity matters. The Company’s IT and risk management departments report directly to the Chief Financial Officer and are directed to immediately report any incidents to the Chief Financial Officer. The Chief Financial Officer also apprises the Audit Committee of cybersecurity incidents consistent with the Company’s incident response procedures for more significant incidents and in the aggregate for less significant incidents.

Cybersecurity Risks

The Company faces a number of cybersecurity risks in connection with its business, although such risks have not materially affected the Company, including its business strategy, results of operations or financial condition, to date. The Company has not experienced any material cybersecurity incidents to date. Notwithstanding the extensive approach the Company takes to address cybersecurity, it may not be successful in preventing or mitigating all cybersecurity incidents or threats. For more information about the cybersecurity risks the Company faces, see the risk factor entitled “Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology from cyber-attacks or other events could harm the Company’s business” in Item 1A- Risk Factors.

Item 2. Properties

As of December 31, 2023, the Company owned 225 hotels with an aggregate of 29,900 rooms located in 38 states, including two hotels with a total of 248 rooms classified as held for sale, which were both sold to an unrelated party in February 2024. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. The following table summarizes the number of hotels and rooms by state:

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
Arkansas	2	248
California	26	3,721
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	4	479
Iowa	3	301
Kansas	3	320
Kentucky	1	156
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
Nevada	1	299
New Jersey	5	629
New York	3	346
North Carolina	8	881
Ohio	3	406
Oklahoma	4	545
Oregon	1	243
Pennsylvania	4	525
South Carolina	5	590
Tennessee	11	1,337
Texas	27	3,328
Utah	6	919
Virginia	11	1,667
Washington	4	636
Wisconsin	1	176
Total	225	29,900

The following table summarizes the location, brand, manager, date acquired or completed and number of rooms for each of the 225 hotels and the non-hotel property that the Company owned as of December 31, 2023. As noted below, 14 of the Company’s hotels are subject to ground leases and 15 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Rogers	AR	Hampton	Raymond	8/31/2010	122	(4)
Rogers	AR	Homewood Suites	Raymond	4/30/2010	126	(4)
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	121
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Chartwell	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Chartwell	9/1/2016	95
Davenport	IA	Hampton	Chartwell	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Chartwell	3/1/2014	90
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(1)
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Greensboro	NC	SpringHill Suites	Newport	3/1/2014	82
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178	(1)
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Crescent	12/27/2023	299
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	(non-hotel)	N/A	3/1/2014	-	(2)(5)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Cleveland	OH	Courtyard	Concord	6/30/2023	154
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	HHM	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120

City	State	Brand	Manager (3)	Date Acquired or Completed	Rooms
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(1)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(1)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Total					29,900

(1)
Hotel is encumbered by mortgage.
(2)
Hotel is subject to ground lease.
(3)
The management companies are defined in Note 9 titled “Management and Franchise Agreements” in Part II, Item 8 in this Annual Report on Form 10-K.
(4)
Hotel is classified as held for sale as of December 31, 2023 and was sold to an unrelated party in February 2024.
(5)
In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 hotel rooms. Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 and is considered a non-hotel property through the end of the lease term.

The Company’s investment in real estate as of December 31, 2023, consisted of the following (in thousands):

Land	$828,868
Building and improvements	4,917,105
Furniture, fixtures and equipment	571,026
Finance ground lease assets	102,084
Franchise fees	21,233
6,440,316
Less accumulated depreciation and amortization	(1,662,942)
Investment in real estate, net	$4,777,374

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2023 and February 12, 2024, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $16.61 and $16.22, respectively.

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

	Value of Initial Investment at
Name	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Apple Hospitality REIT, Inc.	$100.00	$121.97	$98.91	$124.05	$127.03	$142.67
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones U.S. Real Estate Hotels Index	$100.00	$115.88	$85.39	$97.80	$82.76	$94.91

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by the Company under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The performance graph is not indicative of future investment performance. The Company does not make or endorse any predictions as to future share price performance.

Shareholder Information

As of February 12, 2024, the Company had approximately 100 holders of record of its common shares and there were approximately 242 million common shares outstanding. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Distribution Information

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. For the years ended December 31, 2023 and 2022, the Company paid distributions of $1.04 and $0.61 per common share for a total of approximately $238.3 million and $139.5 million, respectively. The Company’s current annual distribution rate, payable monthly, is $0.96 per common share. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2023, the Board of Directors approved a special cash distribution of $0.05 per common share for a combined distribution of $0.13 per common share, paid in January 2024, to shareholders of record as of December 29, 2023. While management currently expects monthly cash distributions to continue at $0.08 per common share, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under U.S. federal income tax provisions for qualification as a REIT. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2023, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $338.7 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2024 if not terminated or extended earlier. During the year ended December 31, 2023, the Company purchased approximately 0.5 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.34 per common share for an aggregate purchase price, including commissions, of approximately $6.9 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2023, approximately $335.4 million remained available for purchase under the Share Repurchase Program.

Additionally, during 2023, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) as described in Note 8 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

The following is a summary of all share repurchases during the fourth quarter of 2023:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2023	-	-	-	$335,446
November 1 - November 30, 2023	-	-	-	$335,446
December 1 - December 31, 2023 (2)	134,085	$16.90	-	$335,446
Total	134,085		-

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

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the Omnibus Plan, which provides for the issuance of up to 10 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The Company’s Board of Directors previously adopted, and the Company’s shareholders approved, the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. In May 2015, the Directors’ Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan. The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3)
Equity compensation plans approved by security holders	115,961	$20.50	6,625,302
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	115,961	$20.50	6,625,302

(1)
Includes 40,132 stock options granted to the Company’s current and former directors under the Directors’ Plan. Also includes 75,829 fully vested deferred stock units, including quarterly distributions earned, under the Non-Employee Director Deferral Program under the Omnibus Plan, adopted by the Board of Directors in 2018, effective June 1, 2018, that are not included in the calculation of the weighted-average exercise price of outstanding options.
(2)
The weighted-average exercise price of outstanding options relates solely to stock options, which are the only currently outstanding exercisable security.
(3)
Does not include remaining shares registered under the Directors’ Plan, as no further grants can be made under the Directors’ Plan.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of December 31, 2023, the Company owned 225 hotels with an aggregate of 29,900 rooms located in urban, high-end suburban and developing markets throughout 38 states, including two hotels with a total of 248 rooms classified as held for sale, which were both sold to an unrelated party in February 2024. The Company also owns one property leased to third parties. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2023, the Company acquired six existing hotels and one free-standing parking garage for an aggregate purchase price of approximately $289.8 million: a 154-room Courtyard in Cleveland, Ohio, a 175-room Courtyard in Salt Lake City, Utah, a 159-room Hyatt House in Salt Lake City, Utah, a free-standing parking garage which serves both of the Salt Lake City, Utah hotels and the surrounding area, a 146-room Residence Inn in Renton, Washington, a 192-room Embassy Suites in South Jordan, Utah and a 299-room SpringHill Suites in Las Vegas, Nevada. The Company utilized its available cash on hand, net proceeds from sale of shares under the ATM program and borrowings under its Revolving Credit Facility to fund the acquisitions and plans to utilize its available cash or borrowings under its unsecured credit facilities for any future acquisitions.

As of December 31, 2023, the Company had separate outstanding contracts for the potential purchase of two hotels, consisting of one hotel in Madison, Wisconsin and one hotel in Nashville, Tennessee, for a total combined purchase price of approximately $177.5 million. Both hotels are under development, with the hotel in Madison, Wisconsin currently planned to be completed and opened for business in mid-2024 and the Nashville, Tennessee hotel currently planned to be completed and opened for business in late 2025, at which respective times the Company expects to complete the purchases of these hotels. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts and acquire these hotels. If the closings occur, the Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the properties under contract.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. The Company did not dispose of any properties in the year ended December 31, 2023. As of December 31, 2023, the Company had an outstanding contract to sell two of its hotels, which both sold to an unrelated party for a combined gross sales price of approximately $33.5 million in February 2024. The net proceeds from the sale of both hotels were used for general corporate purposes.

New York Independent Boutique Hotel Lease

During the year ended December 31, 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 hotel rooms. Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 and is considered a non-hotel property through the end of the lease term.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these transactions.

Hotel Operations

As of December 31, 2023, the Company owned 225 hotels, including two properties classified as held for sale, with a total of 29,900 rooms as compared to 220 hotels with a total of 28,983 rooms as of December 31, 2022. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented. During 2023, the Company acquired six hotels and did not dispose of any hotels. During 2022, the Company acquired two hotels and sold one hotel. Results of the hotel operations for the Company’s independent boutique hotel in New York, New York are included only for the period prior to the lease agreement becoming effective in May 2023. See further discussion in Note 2 titled “Investments in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K. As a result, the comparability of results for the years ended December 31, 2023 and 2022, as discussed below, is also impacted by these transactions.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Year Ended December 31,
(in thousands, except statistical data)	2023	Percent of Revenue	2022	Percent of Revenue	Change 2022 to 2023	2021	Percent of Revenue	Change 2021 to 2022
Total revenue	$1,343,800	100.0%	$1,238,417	100.0%	8.5%	$933,869	100.0%	32.6%
Hotel operating expense	780,725	58.1%	710,481	57.4%	9.9%	542,178	58.1%	31.0%
Property taxes, insurance and other expense	79,307	5.9%	72,907	5.9%	8.8%	71,980	7.7%	1.3%
General and administrative expense	47,401	3.5%	42,464	3.4%	11.6%	41,038	4.4%	3.5%

Loss on impairment of depreciable real estate assets	5,644		26,175		-78.4%	10,754		143.4%
Depreciation and amortization expense	183,242		181,697		0.9%	184,471		-1.5%
Gain on sale of real estate	-		1,785		n/a	3,596		-50.4%
Interest and other expense, net	68,857		59,733		15.3%	67,748		-11.8%
Income tax expense	1,135		1,940		-41.5%	468		314.5%

Net income	177,489		144,805		22.6%	18,828		669.1%
Adjusted Hotel EBITDA (1)	481,892		455,579		5.8%	320,273		42.2%

Number of hotels owned at end of period	225		220		2.3%	219		0.5%
ADR	$155.76		$149.36		4.3%	$123.78		20.7%
Occupancy	74.2%		72.6%		2.2%	66.3%		9.5%
RevPAR	$115.60		$108.45		6.6%	$82.03		32.2%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 223 hotels owned and held for use as of December 31, 2023. The Company defines metrics from Comparable Hotels as results generated by the 223 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Year Ended December 31,
	2023	2022	Change 2022 to 2023	2021	Change 2021 to 2022
ADR	$156.55	$149.62	4.6%	$125.67	19.1%
Occupancy	74.2%	72.6%	2.2%	66.3%	9.5%
RevPAR	$116.23	$108.67	7.0%	$83.26	30.5%

Same Store Operating Results

The following table reflects certain operating statistics for the 207 hotels owned and held for use by the Company as of January 1, 2021 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Year Ended December 31,
	2023	2022	Change 2022 to 2023	2021	Change 2021 to 2022
ADR	$153.99	$147.34	4.5%	$124.26	18.6%
Occupancy	74.3%	72.7%	2.2%	66.7%	9.0%
RevPAR	$114.47	$107.17	6.8%	$82.88	29.3%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. The Company’s Comparable Hotels and Same Store Hotels revenue and operating results improved during the year ended December 31, 2023 compared to the year ended December 31, 2022, which is consistent with the overall lodging industry. Hotel occupancy was negatively impacted in many markets by the Omicron variant of COVID-19 during the first quarter of 2022, contributing to an increase of the Company’s Comparable Hotels and Same Store Hotels RevPAR of approximately 7.0% and 6.8%, respectively, for the year ended December 31, 2023, compared to the year ended December 31, 2022. For the year ended December 31, 2021, the Company’s results were negatively impacted by COVID-19, contributing to an increase of the Company’s Comparable Hotels and Same Store Hotels RevPAR of approximately 30.5% and 29.3%, respectively, for the year ended December 31, 2022. The Company expects low-to-mid single digit RevPAR growth and a slight increase in operating results for its Comparable Hotels for 2024 as compared to 2023, which is comparable to broader industry expectations. For the year ended December 31, 2023, the Company’s hotels in general have shown results that have been consistent with or exceeded industry, brand and chain scale averages.

Results of Operations

A discussion regarding the Company’s results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under the section titled “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023, which is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Information section of the Company’s website at www.applehospitalityreit.com.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the years ended December 31, 2023 and 2022, the Company had total revenue of $1.3 billion and $1.2 billion, respectively. For the years ended December 31, 2023 and 2022, respectively, Comparable Hotels achieved combined average occupancy of 74.2% and

72.6%, ADR of $156.55 and $149.62 and RevPAR of $116.23 and $108.67. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to 2022, the Company experienced increases in ADR and occupancy in 2023, resulting in an increase of 7.0% in RevPAR, for Comparable Hotels. Revenue growth in 2023 compared to 2022 was led by continued strength in leisure transient and small group demand, with increased demand from corporate business. Additionally, occupancy during the first quarter of 2022 was negatively impacted in many markets by the Omicron variant of COVID-19. For the year ended December 31, 2023, the Company’s suburban markets continued to see strong demand with urban markets recovering more meaningfully as compared to the year ended December 31, 2022. The Company expects revenue trends to continue, however, future year-over-year revenue growth will likely be at a lower rate given the favorable comparison between 2023 and 2022 due, in large part, to the Omicron variant of COVID-19 negatively impacting the first quarter of 2022. Furthermore, future revenues could be negatively impacted by, among other things, historical seasonal trends, travel-related health concerns, deterioration of consumer sentiment, a recessionary macroeconomic environment or inflationary pressures.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2023 and 2022, hotel operating expense totaled $780.7 million and $710.5 million, respectively, or 58.1% and 57.4% of total revenue for each respective year.

The increase in hotel operating expense for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to increased labor, repairs and maintenance and utility costs driven by increased staff and inflationary pressures throughout the overall economy. Occupancy increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, in part due to negative impacts from the Omicron variant of COVID-19 throughout most markets during the first quarter of 2022. Adding staff to meet increased demand has been challenging, and the Company’s hotels have often done so at higher wage rates or with more expensive contract labor as compared to 2022. Likewise, broader inflationary pressures throughout the overall economy and global tensions have driven shortages and cost increases for materials and supplies such as food and equipment. The Company continues to work with its management companies to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and staffing challenges. The Company will continue to evaluate and work with its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including evaluating staffing levels at its hotels to maximize efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2023 and 2022 totaled $79.3 million and $72.9 million, respectively, or 5.9% of total revenue for each respective year. The increase in property taxes, insurance, and other expense was primarily due to increases in insurance premiums and increases in property taxes in certain locations due to the reassessment of property values by localities related to the improved economy, partially offset by decreases at other locations due to successful appeals of tax assessments. The Company will continue to aggressively appeal tax assessments in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2023 and 2022 was $47.4 million and $42.5 million, respectively, or 3.5% and 3.4% of total revenue, respectively. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense in 2023 as compared to 2022 was primarily due to improved performance under the Company’s executive incentive compensation plan which resulted in increased compensation expense as well as increased payroll and related benefit costs.

Loss on Impairment of Depreciable Real Estate Assets

Loss on impairment of depreciable real estate assets was approximately $5.6 million for the year ended December 31, 2023, consisting of impairment losses at two hotel properties identified by the Company in the fourth quarter of 2023. Loss on impairment of depreciable real estate assets was $26.2 million for the year ended December 31, 2022, consisting of impairment losses at two hotel properties identified by the Company in the fourth quarter of 2022. See Note 2, titled “Investment in Real Estate” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $183.2 million and $181.7 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the purchase of six hotels in 2023 and two hotels in the fourth quarter of 2022, as well as renovations completed throughout both 2023 and 2022, partially offset by the sale of one hotel in the third quarter of 2022.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2023 and 2022 was $68.9 million and $59.7 million, respectively, and is net of approximately $1.5 million and $1.3 million, respectively, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 as a result of higher average borrowings associated with variable-rate debt and higher average interest rates on the Company’s variable-rate debt due to the high inflationary environment within the current economy. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional discussion of the Company’s amended unsecured credit facilities. The Company anticipates interest expense will increase in 2024 as a result of higher average market interest rates over the next twelve months on the Company’s variable-rate debt as interest rates are expected to plateau and then start to decrease at a slower rate compared to how quickly they increased throughout 2023. In addition, the proportion of fixed-rate debt will decrease in 2024, as the Company has six interest rate swaps that mature in 2024, resulting in a decrease in the amount of variable-rate debt that is fixed by interest rate swaps, or if the interest rate swaps are replaced with new agreements, they are expected to be at higher rates.

Income tax expense

Income tax expense for the years ended December 31, 2023 and 2022 was $1.1 million and $1.9 million, respectively. The decrease is primarily due to state income taxes that were higher than normal in several states in 2022 as a result of temporary limitations placed on the application of prior net operating losses.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Net income	$177,489	$144,805	$18,828
Depreciation of real estate owned	180,185	178,641	179,275
Gain on sale of real estate	-	(1,785)	(3,596)
Loss on impairment of depreciable real estate assets	5,644	26,175	10,754
Funds from operations	363,318	347,836	205,261
Amortization of finance ground lease assets	3,038	3,038	5,178
Amortization of favorable and unfavorable operating leases, net	383	396	393
Non-cash straight-line operating ground lease expense	145	154	169
Modified funds from operations	$366,884	$351,424	$211,001

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

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Net income	$177,489	$144,805	$18,828
Depreciation and amortization	183,242	181,697	184,471
Amortization of favorable and unfavorable operating leases, net	383	396	393
Interest and other expense, net	68,857	59,733	67,748
Income tax expense	1,135	1,940	468
EBITDA	431,106	388,571	271,908
Gain on sale of real estate	-	(1,785)	(3,596)
Loss on impairment of depreciable real estate assets	5,644	26,175	10,754
EBITDAre	436,750	412,961	279,066
Non-cash straight-line operating ground lease expense	145	154	169
Adjusted EBITDAre	436,895	413,115	279,235
General and administrative expense	47,401	42,464	41,038
Adjusted EBITDAre from non-hotel property (1)	(2,404)	-	-
Adjusted Hotel EBITDA	$481,892	$455,579	$320,273

(1)
Non-hotel property only includes the results of one hotel in New York, New York that is leased to a third-party hotel operator. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA starting in the second half of 2023.

Hotels Owned

As of December 31, 2023, the Company owned 225 hotels with an aggregate of 29,900 rooms located in 38 states, including two hotels with a total of 248 rooms classified as held for sale, which were both sold to an unrelated party in February 2024. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and rooms by brand. Refer to Part I, Item 2, of this Annual Report on Form 10-K for tables summarizing the number of hotels and rooms by state, and summarizing the location, brand, manager, date acquired or completed and number of rooms for each of the 225 hotels the Company owned as of December 31, 2023.

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

Liquidity and Capital Resources

Capital Resources

The Company’s principal short-term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its Revolving Credit Facility. Over the long term, the Company may receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties and offerings of the Company’s common shares, including pursuant to the ATM Program. Macroeconomic pressures, including inflation, increases in interest rates and general market uncertainty, could impact the Company’s ability to raise debt or equity capital to fund long-term liquidity requirements in a cost-effective manner.

As of December 31, 2023, the Company had approximately $1.4 billion of total outstanding debt consisting of $283.0 million of mortgage debt and $1.1 billion outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of December 31, 2023, the Company had available corporate cash on hand of approximately $10.3 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $650 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of December 31, 2023.

On July 19, 2023, the Company entered into an amendment of its unsecured $225 million term loan facility, which extended the maturity date of the existing $50 million term loan by two years to August 2, 2025.

See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2023 and a summary of the financial and restrictive covenants as defined in the credit agreements.

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

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under the ATM Program under the Company’s prior shelf registration statement and the current shelf registration statement described above. During the year ended December 31, 2023, the Company sold approximately 12.8 million shares under its ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under the Revolving Credit Facility, acquisitions of hotel properties and for general corporate purposes. No shares were sold under the Company’s ATM Program during the year ended December 31, 2022. As of December 31, 2023, approximately $5.3 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes which may include, among other things, acquisitions of hotel properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

As discussed in Note 3, titled “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, as of December 31, 2023, the Company had an outstanding contract to sell two of its hotels, which were both sold to an unrelated party for a combined gross sales price of approximately $33.5 million in February 2024. The net proceeds from the sale of both hotels were used for general corporate purposes.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. Subsequent to the distribution paid in March 2020, the Company announced the suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows. Beginning in March 2021, the Board of Directors declared distributions of $0.01 per common share per quarter or to the extent required to maintain REIT status. In February 2022, the Board of Directors of the Company reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share with the first monthly distribution paid in March 2022. In August and October 2022, the Board of Directors approved subsequent increases to the monthly cash distribution to $0.07 and $0.08 per common share, respectively. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2022, the Board of Directors approved a special cash distribution of $0.08 per common share for a combined distribution of $0.16 per common share, paid in January 2023, to shareholders of record as of December 30, 2022. The Company continued a monthly cash distribution of $0.08 per common share in 2023. In December 2023, in addition to the regular monthly cash distribution of $0.08 per common share, the Board of Directors approved a special cash distribution of $0.05 per common share for a combined distribution of $0.13 per common share, paid in January 2024, to shareholders of record as of December 29, 2023. Distributions paid for the years ended December 31, 2023, 2022 and 2021 were $1.04, $0.61 and $0.03 per common share, respectively, for a total of approximately $238.3 million, $139.5 million and $6.8 million, respectively.

The Company's current annual distribution rate, payable monthly, is $0.96 per common share. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. While management currently expects monthly cash distributions to continue at $0.08 per common share, any distribution will be subject to approval of the Company’s Board of Directors and there can be no assurance of the classification, timing or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company or to the extent required to maintain REIT status. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a real estate investment trust. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2023, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $338.7 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2024 if not terminated or extended earlier. During the year ended December 31, 2023, the Company purchased approximately 0.5 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.34 per common share for an aggregate purchase price, including commissions, of approximately $6.9 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2023, approximately $335.4 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The

Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2023, the Company held approximately $30.4 million in reserves related to these properties. During 2023, the Company invested approximately $76.8 million in capital expenditures. The Company anticipates spending approximately $75 million to $85 million during 2024, which includes various comprehensive renovation projects for approximately 20 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs or delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

As of December 31, 2023, the Company had approximately $175.2 million of principal and interest payments due on its debt over the next 12 months. Included in this total is an $85.0 million term loan and a mortgage loan of approximately $20.3 million, both maturing in the third quarter of 2024. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using funds from operations, borrowings under its Revolving Credit Facility and/or proceeds from new financing, refinancing or loan extensions. Interest expense related to the Company’s unsecured credit facilities is expected to be higher in 2024 than it was during 2023 as a result of increases in market interest rates on its variable-rate debt and increased borrowings on its Revolving Credit Facility. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for more detail regarding future maturities of the Company’s debt instruments as of December 31, 2023.

Hotel Purchase Contract Commitments

As of December 31, 2023, the Company had separate outstanding contracts for the potential purchase of two hotels, consisting of one hotel in Madison, Wisconsin and one hotel in Nashville, Tennessee, for a total combined purchase price of approximately $177.5 million. Both hotels are under development, with the hotel in Madison, Wisconsin currently planned to be completed and opened for business in mid-2024 and the Nashville, Tennessee hotel currently planned to be completed and opened for business in late 2025, at which respective times the Company expects to complete the purchases of these hotels. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts and acquire these hotels. If the closings occur, the Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the properties under contract.

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2023, the Company had 14 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 15 to 95 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years. As of December 31, 2023, the Company had total remaining minimum lease payments of $283.4 million, including $7.3 million due in the next year. Refer to Note 10, titled “Lease Commitments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K for additional details.

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

Management and Franchise Agreements

Each of the Company’s 225 hotels owned as of December 31, 2023 is operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and, as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. See Note 9, titled “Management and Franchise Agreements” of the Consolidated Financial Statements

and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information pertaining to the management and franchise agreements, including a listing of the Company’s hotel management companies.

Impact of Inflation

The Company relies on the performance of its hotels and the ability of its hotel operators to increase revenue to keep pace with inflation. Hotel operators, in general, possess the ability to adjust room rates daily to reflect the effects of inflation on the Company's operating expenses. However, competitive pressures could limit the operators’ ability to raise room rates and, as a result, the Company may not be able to offset increased operating expenses with increases in revenue.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes the Company has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues for the Company’s hotels are greater in the second and third quarters than in the first and fourth quarters. However, due to the effects of COVID-19, these typical seasonal patterns were disrupted until 2023. In the first quarter of 2022, the Company experienced lower than expected operating results due to the Omicron variant of COVID-19 along with the typical seasonal decrease associated with the first quarter. Since that time, the seasonal variability has recovered to its pre-COVID-19 trend. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparables and other information which is subjective in nature, including comparable land sales as well as industry and Company data regarding building and furniture, fixture and equipment costs, including adjustments for estimated depreciation based on the age of the property acquired and time since its most recent renovation. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled seven properties, including six hotels and one free-standing parking garage, for a combined purchase price of approximately $289.8 million for the year ended December 31, 2023 and two properties for a combined purchase price of $85.0 million for the year ended December 31, 2022.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs an annual recoverability analysis by comparing each property’s net book value to its estimated operating income based on assumptions and estimates about the property’s future revenues, expenses and capital expenditures after recovery from disruption resulting from COVID-19 and other disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on two properties recorded in 2023, two properties recorded in 2022 and five properties recorded in 2021 totaling approximately $5.6 million, $26.2 million and $10.8 million, respectively, as discussed in Note 2, titled “Investment in Real Estate” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1, titled “Organization and Summary of Significant Accounting Policies” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for information on the anticipated adoption of recently issued accounting standards.

Subsequent Events

On January 16, 2024, the Company paid approximately $31.4 million, or $0.13 per common share, in distributions to shareholders of record as of December 29, 2023.

On January 19, 2024, the Company declared a monthly cash distribution of $0.08 per common share. The distribution of approximately $19.3 million was paid on February 15, 2024, to shareholders of record as of January 31, 2024.

On February 9, 2024, the Company completed the sale of two existing hotels in Rogers, Arkansas, including a 122-room Hampton and a 126-room Homewood Suites, for a combined gross sales price of approximately $33.5 million. A portion of the proceeds from the sale of the two hotels will be used to complete a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, with future acquisitions, which is expected to result in the deferral of taxable gains of approximately $15 million.

On February 16, 2024, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 15, 2024, to shareholders of record as of February 29, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of December 31, 2023, after giving effect to interest rate swaps, as described below, approximately $150.0 million, or approximately 11% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2023, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1.5 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2023, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $970 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2023, the Company had 14 interest rate swap agreements that effectively fix the interest payments on approximately $820.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from January 2024 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s interest rate swaps as of December 31, 2023.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at December 31, 2023. All dollar amounts are in thousands.

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$113,597	$295,140	$74,649	$278,602	$334,066	$281,948	$1,378,002	$1,331,522
Average interest rates (1)	4.6%	4.9%	5.3%	5.3%	4.7%	3.9%

Variable-rate debt:
Maturities	$85,000	$225,000	$-	$275,000	$300,000	$85,000	$970,000	$967,761
Average interest rates (1)	4.8%	5.4%	5.8%	5.9%	5.2%	3.6%

Fixed-rate debt:
Maturities	$28,597	$70,140	$74,649	$3,602	$34,066	$196,948	$408,002	$363,761
Average interest rates	4.1%	4.0%	4.0%	4.1%	4.1%	4.1%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 8. Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting

February 22, 2024

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Apple Hospitality REIT, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apple Hospitality REIT, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(2) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Investments in Real Estate – Impairment Analysis

Description of the Matter

As of December 31, 2023, the Company had investments in real estate, net of accumulated depreciation and amortization of $4.8 billion. As more fully described in Notes 1 and 2 to the consolidated financial statements, the Company analyzes its hotel properties individually for indicators of impairment throughout the year. For properties with impairment indicators, the Company determines whether projected undiscounted future cash flows from operations are sufficient to recover their carrying value. Impairment charges may result when the carrying value of the properties’ assets exceeds the estimated undiscounted future cash flows over the estimated holding period. The Company’s impairment analysis consists of (1) identifying properties with indicators of impairment, (2) testing the identified property assets for recoverability and (3) measuring the impairment loss. The Company recorded $5.6 million of impairment losses in the fourth quarter of 2023.

Auditing management’s analysis is complex due to the highly judgmental nature of identifying indicators of impairment as well as a change in a property’s intended hold period. Many indicators of impairment, such as a change in the intended holding period of the property, are subjective. The determination of the capitalization rate used in the fair value estimates require significant management judgment.

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

Richmond, Virginia

February 22, 2024

Apple Hospitality REIT , Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2023	2022

Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,662,942 and $1,492,097, respectively	$4,777,374	$4,610,962
Assets held for sale	15,283	-
Cash and cash equivalents	10,287	4,077
Restricted cash-furniture, fixtures and other escrows	33,331	39,435
Due from third party managers, net	36,437	43,331
Other assets, net	64,586	74,909
Total Assets	$4,937,298	$4,772,714

Liabilities
Debt, net	$1,371,494	$1,366,249
Finance lease liabilities	111,892	112,006
Accounts payable and other liabilities	129,931	116,064
Total Liabilities	1,613,317	1,594,319

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 241,515,532 and 228,644,861 shares, respectively	4,794,804	4,577,022
Accumulated other comprehensive income	20,404	36,881
Distributions greater than net income	(1,491,227)	(1,435,508)
Total Shareholders’ Equity	3,323,981	3,178,395

Total Liabilities and Shareholders’ Equity	$4,937,298	$4,772,714

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Room	$1,226,159	$1,139,436	$871,436
Food and beverage	56,968	46,010	22,018
Other	60,673	52,971	40,415
Total revenue	1,343,800	1,238,417	933,869

Expenses:
Hotel operating expense:
Operating	332,714	300,852	216,644
Hotel administrative	114,071	105,396	85,066
Sales and marketing	117,538	104,756	79,834
Utilities	47,422	45,017	40,635
Repair and maintenance	65,412	58,729	47,660
Franchise fees	59,315	53,901	40,949
Management fees	44,253	41,830	31,390
Total hotel operating expense	780,725	710,481	542,178
Property taxes, insurance and other	79,307	72,907	71,980
General and administrative	47,401	42,464	41,038
Loss on impairment of depreciable real estate assets	5,644	26,175	10,754
Depreciation and amortization	183,242	181,697	184,471
Total expense	1,096,319	1,033,724	850,421

Gain on sale of real estate	-	1,785	3,596

Operating income	247,481	206,478	87,044

Interest and other expense, net	(68,857)	(59,733)	(67,748)

Income before income taxes	178,624	146,745	19,296

Income tax expense	(1,135)	(1,940)	(468)

Net income	$177,489	$144,805	$18,828

Other comprehensive income (loss):
Interest rate derivatives	(16,477)	52,389	27,294

Comprehensive income	$161,012	$197,194	$46,122

Basic and diluted net income per common share	$0.77	$0.63	$0.08

Weighted average common shares outstanding - basic and diluted	229,329	228,946	226,361

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

			Accumulated
	Common Stock		Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2020	223,212	$4,488,419	$(42,802)	$(1,416,270)	$3,029,347
Share based compensation, net	367	5,933	-	-	5,933
Issuance of common shares, net	4,677	75,000	-	-	75,000
Interest rate derivatives	-	-	27,294	-	27,294
Net income	-	-	-	18,828	18,828
Distributions declared to shareholders ($0.04 per share)	-	-	-	(9,081)	(9,081)
Balance at December 31, 2021	228,256	4,569,352	(15,508)	(1,406,523)	3,147,321
Share based compensation, net	577	10,645	-	-	10,645
Equity issuance costs	-	(300)	-	-	(300)
Common shares repurchased	(188)	(2,675)	-	-	(2,675)
Interest rate derivatives	-	-	52,389	-	52,389
Net income	-	-	-	144,805	144,805
Distributions declared to shareholders ($0.76 per share)	-	-	-	(173,790)	(173,790)
Balance at December 31, 2022	228,645	4,577,022	36,881	(1,435,508)	3,178,395
Share based compensation, net	525	8,772	-	-	8,772
Issuance of common shares, net	12,826	215,890	-	-	215,890
Common shares repurchased	(480)	(6,880)	-	-	(6,880)
Interest rate derivatives	-	-	(16,477)	-	(16,477)
Net income	-	-	-	177,489	177,489
Distributions declared to shareholders ($1.01 per share)	-	-	-	(233,208)	(233,208)
Balance at December 31, 2023	241,516	$4,794,804	$20,404	$(1,491,227)	$3,323,981

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December, 31
	2023	2022	2021
Cash flows from operating activities:
Net income	$177,489	$144,805	$18,828
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	183,242	181,697	184,471
Loss on impairment of depreciable real estate assets	5,644	26,175	10,754
Gain on sale of real estate	-	(1,785)	(3,596)
Other non-cash expenses, net	8,708	8,653	10,284
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	7,098	(3,436)	(18,113)
Decrease (increase) in other assets, net	(6,088)	(1,685)	846
Increase in accounts payable and other liabilities	22,951	14,022	14,088
Net cash provided by operating activities	399,044	368,446	217,562

Cash flows from investing activities:
Acquisition of hotel properties, net	(291,388)	(84,827)	(362,486)
Disbursements for potential acquisitions, net	(1,177)	-	(893)
Capital improvements	(72,066)	(59,376)	(18,312)
Net proceeds from sale of real estate	-	8,293	231,008
Net cash used in investing activities	(364,631)	(135,910)	(150,683)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	215,923	(265)	75,000
Repurchases of common shares	(6,880)	(2,675)	-
Repurchases of common shares to satisfy employee withholding requirements	(8,008)	(6,333)	(3,345)
Distributions paid to common shareholders	(238,283)	(139,467)	(6,797)
Net payments on revolving credit facility	-	(76,000)	(29,800)
Proceeds from term loans and senior notes	50,000	175,000	-
Payments of mortgage debt and other loans	(46,213)	(168,831)	(70,724)
Principal payments on finance leases	(340)	(173)	(24,045)
Financing costs	(506)	(10,229)	(1,587)
Net cash used in financing activities	(34,307)	(228,973)	(61,298)

Net change in cash, cash equivalents and restricted cash	106	3,563	5,581

Cash, cash equivalents and restricted cash, beginning of period	43,512	39,949	34,368

Cash, cash equivalents and restricted cash, end of period	$43,618	$43,512	$39,949

Supplemental cash flow information:
Interest paid	$67,835	$57,721	$63,149
Income taxes paid	$1,293	$1,699	$637

Supplemental disclosure of noncash investing and financing activities:
Notes payable originated from acquisitions	$-	$-	$56,000
Accrued distribution to common shareholders	$31,397	$36,551	$2,281
Accrued capital expenditures	$15,816	$11,050	$8,924

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$4,077	$3,282	$5,556
Restricted cash-furniture, fixtures and other escrows, beginning of period	39,435	$36,667	28,812
Cash, cash equivalents and restricted cash, beginning of period	$43,512	$39,949	$34,368

Cash and cash equivalents, end of period	$10,287	$4,077	$3,282
Restricted cash-furniture, fixtures and other escrows, end of period	33,331	39,435	36,667
Cash, cash equivalents and restricted cash, end of period	$43,618	$43,512	$39,949

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2023, the Company owned 225 hotels with an aggregate of 29,900 rooms located in 38 states, including two hotels with a total of 248 rooms classified as held for sale, which were both sold to an unrelated party in February 2024. The Company also owns one property leased to third parties. All information related to the number of rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation and Amortization listed in the Index at Item 15 has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

The Company has elected to be treated as a REIT for U.S. federal income tax purposes. The Company has a wholly-owned taxable REIT subsidiary (or subsidiaries thereof) (collectively, the “Lessee” or “TRS”), which leases all of the Company’s hotels.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs an annual recoverability analysis by comparing each property’s net book value to its estimated operating income based on assumptions and estimates about the property’s future revenues, expenses and capital expenditures after recovery from disruption resulting from COVID-19 and other disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on two properties recorded in 2023, two properties recorded in 2022 and five properties recorded in 2021 totaling approximately $5.6 million, $26.2 million and $10.8 million, respectively, as discussed in Note 2.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2023, the Company had two hotels classified as held for sale, which were both sold to an unrelated party in February 2024, as discussed further in Note 3. As of December 31, 2022, the Company did not have any assets classified as held for sale.

Revenue Recognition

Revenues consist of amounts derived from hotel operations, including room sales, food and beverage sales, and other hotel revenues, and are presented on a disaggregated basis in the Company’s consolidated statements of operations. The Company recognizes hotel operating revenue when guest rooms are occupied, services have been provided or fees have been earned. Revenues are recorded net of any sales, occupancy or other taxes collected from customers on behalf of third parties. Room revenue represents revenue from the occupancy of hotel rooms and is driven by the occupancy and average daily rate charged. Room revenue does not include ancillary services or fees charged. The contracts for room stays with customers generally are very short-term in duration and revenue is recognized over the course of the hotel stay. The hotel reservation defines the terms of the agreement including an agreed-upon rate and length of stay. Food and beverage revenue consists of revenue from group functions such as banquets and conferences as well as revenue from the restaurants and lounges at the Company’s hotels. Food and beverage revenue is recognized at the time the products or services are provided to the customer. Other operating revenue consists of ancillary revenues at the hotel, including attrition and cancelation fees, parking revenue and other guest services and offerings. Other operating revenue is generally recognized at the time when the goods or services are provided to the customer or when the performance obligation is satisfied. Payment is due at the time that goods or services are rendered or billed. For room revenue, payment is typically due and paid in full at the end of the stay with some customers prepaying for their rooms prior to the stay. Payments received from a customer prior to arrival are recorded as an advance deposit and are recognized as revenue at the time of occupancy.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which is comprised of unrealized gains or losses resulting from hedging activity.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Basic and dilutive net income per common share were the same for each of the years presented.

Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates (including any applicable corporate minimum tax) and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which it failed to qualify as a REIT, unless it satisfies certain relief provisions. The Company intends to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.

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

The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements. As of December 31, 2023, the tax years that remain subject to examination by major tax jurisdictions generally include 2020-2023. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes for uncertain tax positions is required in the Company's consolidated financial statements as of December 31, 2023, and 2022. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Standards Recently Issued

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2023, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with no impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2023, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with no impact on the Company’s consolidated financial statements.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Land	$828,868	$802,625
Building and improvements	4,917,105	4,656,343
Furniture, fixtures and equipment	571,026	522,082
Finance ground lease assets	102,084	102,084
Franchise fees	21,233	19,925
	6,440,316	6,103,059
Less accumulated depreciation and amortization	(1,662,942)	(1,492,097)
Investment in real estate, net	$4,777,374	$4,610,962

As of December 31, 2023, the Company owned 225 hotels with an aggregate of 29,900 rooms located in 38 states, including two hotels with a total of 248 rooms classified as held for sale, which were both sold to an unrelated party in February 2024. In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 hotel rooms (“non-hotel property”). Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 through the end of the lease term.

The Company leases all of its 225 hotels to a wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

2023 and 2022 Acquisitions

During 2023, the Company acquired six hotels and one free-standing parking garage. The following table sets forth the location, brand, manager, date acquired, number of rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Cleveland	OH	Courtyard	Concord	6/30/2023	154	$31,000
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175	48,110
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159	34,250
Salt Lake City (1)	UT	N/A	North Central	10/11/2023	N/A	9,140
Renton	WA	Residence Inn	InnVentures	10/18/2023	146	55,500
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192	36,750
Las Vegas	NV	SpringHill Suites	Crescent	12/27/2023	299	75,000
					1,125	$289,750

(1)
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

In 2023, the Company utilized its available cash on hand, net proceeds from sale of shares under the ATM program (as defined below) and availability under its Revolving Credit Facility (as defined below) to purchase the properties. In 2022, the Company utilized its available cash on hand and a $50 million draw on its $575 million term loan facility (as defined below) to purchase both hotels. The acquisitions of these hotel properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the six hotels and free-standing parking garage acquired during 2023, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2023 was approximately $9.7 million and $1.6 million, respectively. For the two hotels acquired during 2022, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2022 was approximately $2.4 million and $0.6 million, respectively.

Loss on Impairment of Depreciable Real Estate Assets

During the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment losses totaling approximately $5.6 million, $26.2 million and $10.8 million, respectively.

During the fourth quarter of 2023, the Company identified indicators of impairment at two properties, due to declines in the current and forecasted cash flows and a shortened hold period. The Company performed a test of recoverability and determined that the carrying value for each property exceeded the estimated undiscounted future cash flows. The shortfalls in estimated cash flows were triggered by declines in existing and forecasted hotel market conditions and new supply in each respective market. For both hotels, the Company utilized an offer from an unrelated party, net of estimated selling costs (categorized as Level 2 inputs under the fair value hierarchy) to adjust the basis of the property to its estimated fair market value. Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the two hotels (approximately $17.4 million as of December 31, 2023) to their estimated fair market value (approximately $11.8 million as of December 31, 2023), resulting in an impairment loss of $5.6 million.

During the fourth quarter of 2022, the Company identified indicators of impairment at two properties, due to declines in the current and forecasted cash flows and a shortened hold period. The Company performed a test of recoverability and determined that the carrying value for each property exceeded the estimated undiscounted future cash flows. The shortfalls in estimated cash flows were triggered by declines in existing and forecasted hotel market conditions and new supply in each respective market. For one hotel, the Company engaged a third party to assist with the analysis of the fair market value. The fair market value of the hotel was estimated by using the income and market approaches, as applicable, as outlined under GAAP, using both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy). Under the income approach, the fair value estimate was calculated from a discounted cash flow analysis, using expected future cash flows based on stabilized room revenue growth rates of 2.4% to 4.8%, estimated discount rates of approximately 7.5% to 9.0% and other market considerations. For the second hotel, the Company utilized offers from unrelated parties, net of estimated selling costs (categorized as Level 2 inputs under the fair value hierarchy) to adjust the basis of the property to its estimated fair market value. Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the two hotels (approximately $47.2 million as of December 31, 2022) to their estimated fair market value (approximately $21.0 million as of December 31, 2022), resulting in an impairment loss of $26.2 million.

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

Note 3

Assets Held for Sale and Dispositions

Assets Held for Sale

In December 2023, the Company entered into a purchase contract with an unrelated party for the sale of both its 122-room Hampton and 126-room Homewood Suites in Rogers, Arkansas for a combined gross sales price of approximately $33.5 million. Since the buyer under the contract had completed its due diligence and had made a non-refundable deposit, as of December 31, 2023, the Company classified the hotels as assets held for sale in its consolidated balance sheet at their carrying value (which was less than the contract price, net of costs to sell). The Company completed the sale of both hotels in February 2024. A portion of the proceeds from the sale of the two hotels will be used to complete a 1031 Exchange with future acquisitions, which will result in the deferral of taxable gains of approximately $15 million.

2023 Dispositions

There were no dispositions during the year ended December 31, 2023.

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

A portion of the proceeds from the sale of 20 hotels on July 22, 2021 were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of approximately $23.6 million. The properties acquired for the 1031 Exchange were the fee interest in the land at the Seattle, Washington Residence Inn and the AC Hotel in Portland, Maine.

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $2.7 million, $2.5 million and $(6.3) million for the years ended December 31, 2023, 2022 and 2021, respectively, relating to the results of operations of the 26 hotels noted above (the two hotels classified as held for sale at December 31, 2023, the one hotel sold in 2022 and the 23 hotels sold in 2021) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2023, as applicable. The net proceeds from the sale of the one hotel in 2022 were used for general corporate purposes, while the net proceeds from the sales of the 23 hotels in 2021 were used to pay down borrowings under the Company’s then-existing $425 million revolving credit facility and for general corporate purposes, including acquisitions of hotel properties.

Note 4

Debt

Summary

As of December 31, 2023 and 2022, the Company’s debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Revolving credit facility	$-	$-
Term loans and senior notes, net	1,088,904	1,037,384
Mortgage debt, net	282,590	328,865
Debt, net	$1,371,494	$1,366,249

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2023 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the five years subsequent to December 31, 2023 and thereafter are as follows (in thousands):

2024	$113,597
2025	295,140
2026	74,649
2027	278,602
2028	334,066
Thereafter	281,948
1,378,002
Unamortized fair value adjustment of assumed debt	526
Unamortized debt issuance costs	(7,034)
Total	$1,371,494

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual SOFR for a one-month term (“one-month SOFR”) plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at December 31, 2023 and 2022, is set forth below. All dollar amounts are in thousands.

	December 31, 2023	Percentage	December 31, 2022	Percentage
Fixed-rate debt (1)	$1,228,002	89%	$1,149,215	84%
Variable-rate debt	150,000	11%	225,000	16%
Total	$1,378,002		$1,374,215
Weighted-average interest rate of debt	4.26%		3.93%

(1)
Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$1.2 Billion Credit Facility

On July 25, 2022, the Company entered into a credit facility (the “$1.2 billion credit facility”) that is comprised of (i) a $650 million revolving credit facility with an initial maturity date of July 25, 2026 (the “Revolving Credit Facility”), (ii) a $275 million term loan with a maturity date of July 25, 2027, funded at closing, and (iii) a $300 million term loan with a maturity date of January 31, 2028 (including a $150 million delayed draw option until 180 days from closing), of which $200 million was funded at closing, $50 million was funded on October 24, 2022 and the remaining $50 million was funded on January 17, 2023 (the term loans described in clauses (ii) and (iii) are referred to together as the “$575 million term loan facility”).

Subject to certain conditions, including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year. The credit agreement for the $1.2 billion credit facility contains mandatory prepayment requirements, customary affirmative and negative covenants (as described below), restrictions on certain investments and events of default. The Company may make voluntary prepayments, in whole or in part, at any time. Interest payments on the $1.2 billion credit facility are due monthly, and the interest rate, subject to certain exceptions, is equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of December 31, 2023, the Company had availability of $650 million under the Revolving Credit Facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

$225 Million Term Loan Facility

The Company also has an unsecured $225 million term loan facility that is comprised of (i) a $50 million term loan with an initial maturity date of August 2, 2023, which was funded on August 2, 2018, and (ii) a $175 million term loan with a maturity date of August 2, 2025, of which $100 million was funded on August 2, 2018, and the remaining $75 million was funded on January 29, 2019 (the term loans described in clauses (i) and (ii) are referred to together as the “$225 million term loan facility”). On July 19, 2023, the Company entered into an amendment of its $225 million term loan facility, which extended the maturity date of the existing $50 million term loan by two years to August 2, 2025. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility are due monthly and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.50%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

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

As of December 31, 2023 and 2022, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

				Outstanding Balance
	Interest Rate	Maturity Date		December 31, 2023	December 31, 2022
Revolving credit facility (1)	SOFR + 0.10% + 1.40% - 2.25%	7/25/2026		$-	$-

Term loans and senior notes
$275 million term loan	SOFR + 0.10% + 1.35% - 2.20%	7/25/2027		275,000	275,000
$300 million term loan	SOFR + 0.10% + 1.35% - 2.20%	1/31/2028		300,000	250,000
$50 million term loan	SOFR + 0.10% + 1.35% - 2.20%	8/2/2025	(3)	50,000	50,000
$175 million term loan	SOFR + 0.10% + 1.65% - 2.50%	8/2/2025		175,000	175,000
2017 $85 million term loan	SOFR + 0.10% + 1.30% - 2.10%	7/25/2024		85,000	85,000
2019 $85 million term loan	SOFR + 0.10% + 1.70% - 2.55%	12/31/2029		85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030		50,000	50,000
$75 million senior notes	4.88% - 5.63%	6/2/2029		75,000	75,000
Term loans and senior notes at stated value				1,095,000	1,045,000
Unamortized debt issuance costs				(6,096)	(7,616)
Term loans and senior notes, net				1,088,904	1,037,384

Credit facilities, net (1)				$1,088,904	$1,037,384
Weighted-average interest rate (2)				4.35%	3.92%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $3.5 million and $4.8 million as of December 31, 2023 and December 31, 2022, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $820.0 million and $695.0 million of the outstanding variable-rate debt as of December 31, 2023 and 2022, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR at December 31, 2023 and December 31, 2022 was 5.35% and 4.36%, respectively.
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

The Company was in compliance with the applicable covenants at December 31, 2023.

Mortgage Debt

As of December 31, 2023, the Company had approximately $283.0 million in outstanding mortgage debt secured by 15 properties with maturity dates ranging from August 2024 to May 2038, stated interest rates ranging from 3.40% to 4.46% and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2023 and 2022 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2023	Outstanding balance as of December 31, 2022
Miami, FL	Homewood Suites	4.02%	3/1/2014	(2)	$16,677	$-	$12,440
Huntsville, AL	Homewood Suites	4.12%	3/1/2014	(3)	8,306	-	6,193
Prattville, AL	Courtyard	4.12%	3/1/2014	(3)	6,596	-	4,918
San Diego, CA	Residence Inn	3.97%	3/1/2014	(4)	18,600	-	13,827
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	27,000	20,304	21,161
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	10,000	7,713	8,024
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	34,118	27,337	28,400
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	13,655	11,707	12,019
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	22,681	19,445	19,963
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	24,000	20,685	21,194
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,564	20,526	21,326
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	25,473	20,453	21,250
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	18,963	15,226	15,819
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028	28,470	24,237	25,057
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028	15,530	13,221	13,668
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030	14,950	13,832	14,144
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030	14,950	13,832	14,144
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032	33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038	30,000	23,984	25,168
					$389,033	283,002	329,215
Unamortized fair value adjustment of assumed debt						526	819
Unamortized debt issuance costs						(938)	(1,169)
Total						$282,590	$328,865

(1)
Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2)
Loan was repaid in full on January 3, 2023.
(3)
Loan was repaid in full on February 6, 2023.
(4)
Loan was repaid in full on March 6, 2023.

The total fair value, net premium adjustment for all of the Company’s debt assumptions is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.3 million, $0.2 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $3.6 million, $4.0 million and $4.2 million for the three years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s interest expense in 2023, 2022 and 2021 is net of interest capitalized in conjunction with hotel renovations totaling approximately $1.5 million, $1.3 million and $0.3 million, respectively.

Note 5

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2023, the carrying value and estimated fair value of the Company’s debt was approximately $1.4 billion and $1.3 billion, respectively. As of December 31, 2022, the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion and $1.3 billion, respectively. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) is net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2023 and 2022. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at December 31, 2023	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	December 31, 2023	December 31, 2022
Active interest rate swaps designated as cash flow hedges at December 31, 2023:
$50,000	12/7/2018	5/18/2020	1/31/2024	2.71%	$114	$1,163
75,000	5/31/2017	7/31/2017	6/30/2024	1.95%	1,202	3,026
10,000	8/10/2017	8/10/2017	6/30/2024	2.02%	157	386
50,000	7/2/2019	7/5/2019	7/18/2024	1.64%	956	2,298
50,000	8/21/2019	8/23/2019	8/18/2024	1.31%	1,193	2,675
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	1,239	2,703
75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	3,273	5,225
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	1,117	1,655
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	608	909
75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	4,580	6,506
125,000	11/3/2023	11/3/2023	11/18/2026	4.51%	(2,333)	-
50,000	3/17/2023	3/20/2023	3/18/2028	3.50%	268	-
50,000	3/17/2023	3/20/2023	3/20/2028	3.49%	242	-
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	7,788	9,511
820,000					20,404	36,057

Matured interest rate swap at December 31, 2023:
$100,000	4/7/2016	9/30/2016	3/31/2023	1.30%	-	824
					$20,404	$36,881

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of December 31, 2023, all 14 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholder’s equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $15.8 million of net unrealized gains included in accumulated other comprehensive income at December 31, 2023 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income (Loss)
	2023	2022	2021
Interest rate derivatives in cash flow hedging relationships	$5,870	$52,714	$15,904

	Net Unrealized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest and Other Expense, net
	2023	2022	2021
Interest rate derivatives in cash flow hedging relationships	$22,347	$325	$(11,390)

Note 6

Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the years ended December 31, 2023, 2022 and 2021 totaled approximately $1.2 million, $1.0 million and $0.8 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2023 and

2022, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.5 million and $0.4 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during 2023, 2022 and 2021 were less than $0.1 million in each respective year and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 7

Shareholders’ Equity

Distributions

For the three years ended December 31, 2023, 2022 and 2021, the Company paid distributions of $1.04, $0.61 and $0.03 per common share, respectively, for a total of approximately $238.3 million, $139.5 million and $6.8 million, respectively. For the year ended December 31, 2023, in addition to the regular monthly cash distribution of $0.08 per common share for December 2023, the Board of Directors approved a special one-time distribution of $0.05 per common share for a combined distribution of $0.13 per common share, totaling $31.4 million, which was recorded as a payable as of December 31, 2023 and paid in January 2024. For the year ended December 31, 2022, in addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2022, the Board of Directors approved a special one-time distribution of $0.08 per common share for a combined distribution of $0.16 per common share, totaling $36.6 million, which was recorded as a payable as of December 31, 2022 and paid in January 2023. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets at December 31, 2023 and December 31, 2022, respectively.

Issuance of Shares

On August 12, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $300 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s prior shelf registration statement and the current shelf registration statement. During the year ended December 31, 2023, the Company sold approximately 12.8 million shares under its ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under the Revolving Credit Facility, acquisitions of hotel properties and for general corporate purposes. No shares were sold under the Company’s ATM Program during the year ended December 31, 2022. As of December 31, 2023, approximately $5.3 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes which may include, among other things, acquisitions of hotel properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2023, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $338.7 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2024 if not terminated or extended earlier. During the year ended December 31, 2023, the Company purchased approximately 0.5 million of its common shares under its Share Repurchase Program at a weighted-average market purchase price of approximately $14.34 per common share for an aggregate purchase price, including commissions, of approximately $6.9 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2023, approximately $335.4 million remained available for purchase under the Share Repurchase Program.

Preferred Shares

No preferred shares of the Company are issued and outstanding. The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million preferred shares.

Note 8

Compensation Plans

In May 2014, the Board of Directors adopted the Company’s 2014 Omnibus Incentive Plan (the “Omnibus Plan”), and in May 2015, the Company’s shareholders approved the Omnibus Plan. The Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the Omnibus Plan is 10 million. As of December 31, 2023, there were approximately 6.6 million common shares available for issuance under the Omnibus Plan.

The Company annually establishes an incentive plan for its executive management team, which is approved by the Compensation Committee. Under the incentive plan for 2023 (the “2023 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2023 performance measures, with one-half (50%) of incentive compensation based on operational performance goals and metrics and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target was based on shareholder return relative to a peer group and 25% was based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational performance goals and metrics, 25% of the target was based on total revenues of the Company, 25% was based on modified funds from operations per share (as defined within this Annual Report on Form 10-K) and 50% of the target was based on operational performance goals, including: management of capital structure; evaluation and pursuit of accretive transactions; management of labor costs and improvement of employee productivity; enhancement of environmental, social and governance reporting; and enhancement of internal business intelligence tools. As of December 31, 2023, the range of potential aggregate payouts under the 2023 Incentive Plan was $0 - $27.1 million. Based on performance during 2023, the Company accrued approximately $20.9 million as a liability for executive incentive compensation payments under the 2023 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2023 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2023. Additionally, approximately $3.3 million, which is subject to vesting on December 13, 2024, will be recognized proportionally throughout 2024. Approximately 25% of target awards under the 2023 Incentive Plan will be paid in cash, and 75% will be issued in common shares under the Company’s Omnibus Plan. The portion of awards under the 2023 Incentive Plan payable in common shares will be issued under the Company’s Omnibus Plan during the first quarter of 2024, approximately two-thirds of which will be unrestricted and one-third of which will be restricted and is subject to vesting on December 13, 2024.

Under the incentive plan for 2022 (the “2022 Incentive Plan”), the Company accrued approximately $18.1 million including $12.5 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2022 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2022. Under the incentive plan for 2021 (the “2021 Incentive Plan”), the Company accrued approximately $18.5 million, including $12.9 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2021.

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2022 Incentive Plan, the 2021 Incentive Plan and the incentive plan for 2020 (the “2020 Incentive Plan”):

	2022 Incentive Plan		2021 Incentive Plan		2020 Incentive Plan
Period common shares issued	First Quarter 2023		First Quarter 2022		First Quarter 2021

Common shares earned under each incentive plan	935,189		868,079		555,726
Common shares surrendered on issuance date to satisfy tax withholding obligations	263,026		245,597		117,647
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	672,163		622,482		438,079
Average of the high and low stock price on issuance date	$16.70		$17.79		$14.03
Total share-based compensation earned, including the surrendered shares (in millions)	$15.6	(1)	$15.4	(2)	$7.8	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	360,176		338,032		160,216
Of the total common shares earned and issued, total common shares restricted at time of issuance	311,987		284,450		277,863

Restricted common shares vesting date	December 8, 2023		December 9, 2022		December 10, 2021
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	134,085		114,147		108,292

(1)
Of the total 2022 share-based compensation, approximately $12.5 million was recognized as share-based compensation expense during the year ended December 31, 2022, and included in accounts payable and other liabilities in the Company's consolidated balance sheet at December 31, 2022, and the remaining $2.6 million, which vested on December 8, 2023 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2023.
(2)
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
(3)
Of the total 2020 share-based compensation, approximately $1.9 million, which vested on December 10, 2021 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2021.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares vested on March 31, 2023. The expense associated with the awards was amortized over the 3-year vesting period. For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $0.1 million, $0.6 million and $0.6 million, respectively, of share-based compensation expense related to these awards. Upon vesting on March 31, 2023, approximately 83,000 shares were surrendered to satisfy tax withholding obligations.

Non-Employee Director Deferral Program

In 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board of Directors the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board of Directors, including amounts payable in both cash and fully vested shares of the Company’s common shares, in the form of deferred cash fees (“DCFs”) and/or deferred stock units (“DSUs”). DCFs and DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DCFs are equal to the dollar value of the deferred fee on the grant date, while the grant date fair values of DSUs are equal to the fair market value of the Company’s common shares on the grant date. DCFs are settled for cash and DSUs are settled for shares of the Company’s common stock, which are deliverable upon either: i) termination of the director’s service from the Board of Directors, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon death of the director. During the years ended December 31, 2023, 2022 and 2021, non-employee directors participating in the Director Deferral Program deferred approximately $0.2 million, $0.3 million and $0.4 million, respectively, which is recorded as deferred compensation expense in general and administrative expenses in the Company’s consolidated statements of operations for the years then ended. On each quarterly deferral date (the date that a portion of the annual retainer would be paid), dividends earned on DSUs are credited to the deferral account in the form of additional DSUs based on dividends declared by the Company on its outstanding common shares during the quarter and the fair value of the common shares on such date. Outstanding DSUs at December 31, 2023 and 2022 were approximately 76,000 and 85,000, with weighted-average grant date fair values of $15.48 and $15.20, valued at $1.2 million and $1.3 million, respectively, which is included in common stock, a component of shareholders’ equity in the Company’s consolidated balance sheets as of December 31, 2023 and 2022.

Note 9

Management and Franchise Agreements

Each of the Company’s 225 hotels owned as of December 31, 2023 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company (number of hotels by manager are as of January 1, 2024):

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	33
Dimension Development Two, LLC (“Dimension”)	31
Crestline Hotels & Resorts, LLC (“Crestline”)	25
Raymond Management Company, Inc. (“Raymond”)	22
Hersha Hospitality Management L.P. (“HHM”)	19
Texas Western Management Partners, LP (“Western”)	16
MHH Management, LLC (“McKibbon”)	14
Marriott International, Inc. (“Marriott”)	13
Newport Hospitality Group, Inc. (“Newport”)	11
North Central Hospitality, LLC (“North Central”)	11
Chartwell Hospitality, LLC (“Chartwell”)	10
InnVentures IVI, LP (“InnVentures”)	9
Concord Hospitality Enterprises Company, LLC (“Concord”)	4
Huntington Hotel Group, LP (“Huntington”)	3
White Lodging Services Corporation (“White Lodging”)	3
Crescent Hotels & Resorts, LLC (“Crescent”)	1
Total	225

The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, upon sale of the property, or without cause. As of December 31, 2023, approximately 85% of the Company’s hotels operated under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. During 2022 and 2021, in response to continued uncertainties related to the COVID-19 pandemic and its impact on hotel performance, the management fee under all variable management fee agreements was set to 3% of gross revenues. The Company reinstated the variable management fee rates in 2023. For the years ended December 31, 2023, 2022 and 2021, the Company incurred approximately $44.3 million, $41.8 million and $31.4 million, respectively, in management fees.

Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2023, 2022 and 2021, the Company incurred approximately $59.3 million, $53.9 million and $40.9 million, respectively, in franchise royalty fees.

Note 10

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2023, the Company had 14 hotels subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 15 to 95 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

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

Finance Leases

Five of the Company’s hotel ground leases are classified as finance leases, for which the Company recorded ROU assets and lease liabilities. The ROU assets are recorded as finance ground lease assets within investment in real estate, net and the lease liabilities are recorded as finance lease liabilities in the Company’s consolidated balance sheet. In addition, the Company’s ROU asset balance includes intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these finance leases. The ROU asset and value of each lease intangible is amortized over the term of the respective lease. Costs related to finance ground leases are included in depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statement of operations.

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

Lease Position as of December 31, 2023 and 2022

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of December 31, 2023 and 2022. All dollar amounts are in thousands.

		December 31,
	Consolidated Balance Sheet Classification	2023	2022
Assets
Operating lease assets, net	Other assets, net	$25,389	$26,348
Finance ground lease assets, net (1)	Investment in real estate, net	86,992	90,030
Total lease assets		$112,381	$116,378

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$11,447	$11,849
Finance lease liabilities	Finance lease liabilities	111,892	112,006
Total lease liabilities		$123,339	$123,855

Weighted-average remaining lease term
Operating leases			36 years
Finance leases			30 years

Weighted-average discount rate
Operating leases			5.49%
Finance leases			5.31%

(1)
Finance ground lease assets are net of accumulated amortization of approximately $15.1 million and $12.1 million as of December 31, 2023 and 2022, respectively.

Lease Costs for the Years Ended December 31, 2023, 2022 and 2021

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the years ended December 31, 2023 2022 and 2021 (in thousands):

		Year Ended December 31,
	Consolidated Statement of Operations Classification	2023	2022	2021
Operating lease costs (1)	Property taxes, insurance and other expense	$1,776	$1,794	$1,585
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	3,038	3,038	5,178
Interest on lease liabilities	Interest and other expense, net	5,877	5,872	9,415
Total lease costs		$10,691	$10,704	$16,178

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

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$1,088	$6,174
2025	1,089	6,338
2026	889	6,500
2027	725	6,700
2028	713	6,879
Thereafter	29,634	216,675
Total minimum lease payments	34,138	249,266
Less: amount of lease payments representing interest	22,691	137,374
Present value of lease liabilities	$11,447	$111,892

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,106	$1,166	$1,109
Operating cash flows for finance leases	5,651	5,469	6,568
Financing cash flows for finance leases	340	173	24,045

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

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$-	$(34)	$(15)
State	1,135	1,974	483
Deferred:
Federal	-	-	-
State	-	-	-
Income tax expense	$1,135	$1,940	$468

Income tax expense for the years ended December 31, 2023 and 2022 was $1.1 million and $1.9 million, respectively. The decrease was primarily due to increases in 2022 state income taxes as a result of limitations placed by certain states on the application of prior net operating losses.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax expense	$37,273	$30,409	$3,954
Federal tax impact of REIT election	(39,865)	(27,261)	4,934
Statutory federal tax expense (benefit) at TRS	(2,592)	3,148	8,888
State income tax expense (benefit), net of federal tax benefit	897	1,559	382
Change in valuation allowance	2,830	(2,767)	(8,802)
Income tax expense	$1,135	$1,940	$468

As of December 31, 2023, the Company had deferred tax assets of approximately $25 million consisting primarily of net operating loss carryforwards. A portion of the federal loss carryforwards expire beginning in 2029; however, a portion of the federal loss carryforwards do not expire. The state loss carryforwards have various expiration dates; however, for certain states some loss carryforwards do not expire. The TRS had a net operating loss carryforward for U.S federal income tax purposes of approximately $87 million as of December 31, 2023, and $78 million as of December 31, 2022. The TRS has historical cumulative operating losses and is expected to be in a cumulative loss for the foreseeable future. As a result, the realizability of the Company’s deferred tax assets as of December 31, 2023 and 2022 is not reasonably assured. Therefore, the Company has recorded a valuation allowance equal to the full 100% of the net deferred tax assets as of December 31, 2023, and 2022.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2023, 2022 and 2021, distributions per share were characterized as follows (unaudited):

	Year Ended December 31,
	2023	2022	2021
Amount of distributions per share	$1.01	$0.76	$0.04
Characterized as:
Ordinary income	97%	100%	100%
Capital gain distributions	0%	0%	0%
Return of capital	3%	0%	0%

The Company utilized portions of its REIT net loss carryforward to reduce its taxable net income for the years ended December 31, 2022 and 2021. The total REIT net loss carryforward for U.S. federal income tax purposes was approximately $0 as of December 31, 2023 and 2022. No provision for U.S. federal income taxes has been included in the Company’s financial statements for the years ended December 31, 2023, 2022 and 2021 related to its REIT activities.

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

Note 13

Hotel Purchase Contract Commitments

As of December 31, 2023, the Company had separate outstanding contracts for the potential purchase of two hotels, consisting of one hotel in Madison, Wisconsin and one hotel in Nashville, Tennessee, for a total combined purchase price of approximately $177.5 million. Both hotels are under development, with the hotel in Madison, Wisconsin currently planned to be completed and opened for business in mid-2024 and the hotel in Nashville, Tennessee currently planned to be completed and opened for business in late 2025, at which respective times the Company expects to complete the purchases of these hotels. If the closings occur, the Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the hotels under contract. Although the Company is working towards acquiring these hotels, in each case there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under the outstanding purchase contracts. If the sellers meet all of the conditions to closing, the Company is obligated to specifically perform under the applicable purchase contracts and acquire these hotels. As these properties are under development, at this time, the sellers have not met all of the conditions to closing.

The following table summarizes the location, expected franchise brand, date of purchase contract, expected number of rooms upon completion, refundable (if the seller does not meet its obligations under the contract) deposits paid and gross purchase price for each of the contracts outstanding as of December 31, 2023. All dollar amounts are in thousands.

Location	Brands	Date of Purchase Contract	Rooms	Refundable Deposits	Gross Purchase Price
Madison, WI	Embassy Suites	7/27/2021	262	$893	$79,306
Nashville, TN	Motto	5/16/2023	260	1,058	98,183
			522	$1,951	$177,489

Note 14

Subsequent Events

On January 16, 2024, the Company paid approximately $31.4 million, or $0.13 per common share, in distributions to shareholders of record as of December 29, 2023.

On January 19, 2024, the Company declared a monthly cash distribution of $0.08 per common share. The distribution of approximately $19.3 million was paid on February 15, 2024, to shareholders of record as of January 31, 2024.

On February 9, 2024, the Company completed the sale of two existing hotels in Rogers, Arkansas, including a 122-room Hampton and a 126-room Homewood Suites, for a combined gross sales price of approximately $33.5 million. A portion of the proceeds from the sale of the two hotels will be used to complete a 1031 Exchange with future acquisitions, which is expected to result in the deferral of taxable gains of approximately $15 million.

On February 16, 2024, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 15, 2024, to shareholders of record as of February 29, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2024 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2024 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2024 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2024 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2024 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

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

3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (FILED HEREWITH)

10.1*	The Company’s 2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q (SEC File No. 333-147414) filed May 8, 2008)

10.2*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.3*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.4*	First Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

10.5*	Second Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020

10.6*	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

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

19	The Company’s Policy on Inside Information and Insider Trading (FILED HEREWITH)

21.1	Subsidiaries of the Company (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.3	Certification of the Company’s Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1

Certification of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

97	The Company’s Compensation Recovery Policy (FILED HEREWITH)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL and contained in Exhibit 101.

* Denotes Management Contract or Compensation Plan.

Item 16. Form 10-K Summary

None.

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization

As of December 31, 2023

(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$-	$2,955	$39,053	$4,464	$46,472	$(19,225)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683	21,606	198	24,487	(4,778)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580	9,659	1,179	12,418	(3,952)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310	6,425	1,707	10,442	(3,082)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425	15,555	35	19,015	(3,854)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491	15,603	58	19,152	(3,702)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010	12,981	2,267	16,258	(5,367)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037	10,581	1,821	13,439	(5,934)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970	13,185	1,321	15,476	(4,621)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550	11,962	774	13,286	(3,103)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890	11,227	1,238	13,355	(4,189)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490	10,840	832	12,162	(2,809)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	-	210	15,654	2,321	18,185	(6,135)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-	11,452	1,832	13,284	(3,291)	2006	Sep-16	3 - 39 yrs.	101
Prattville	AL	Courtyard	-	2,050	9,101	1,556	12,707	(3,616)	2007	Mar-14	3 - 39 yrs.	84
Chandler	AZ	Courtyard	-	1,061	16,008	1,934	19,003	(7,715)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778	11,272	1,152	13,202	(5,271)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413	14,669	2,970	19,052	(8,023)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Hampton	-	-	15,209	2,192	17,401	(4,372)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406	41,174	74	44,654	(8,259)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-	18,907	2,402	21,309	(5,455)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111	12,953	2,016	16,080	(6,774)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000	26,861	2,568	35,429	(6,574)	2005	Sep-16	3 - 39 yrs.	122
Tempe	AZ	Hyatt House	-	-	24,001	7	24,008	(3,072)	2020	Aug-20	3 - 39 yrs.	105
Tempe	AZ	Hyatt Place	-	-	34,893	30	34,923	(4,364)	2020	Aug-20	3 - 39 yrs.	154
Tucson	AZ	Hilton Garden Inn	-	1,005	17,925	2,326	21,256	(9,833)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	-	2,080	12,424	2,010	16,514	(5,224)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992	14,543	1,322	16,857	(5,804)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430	21,290	2,633	27,353	(8,130)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	20,526	12,916	41,218	5,483	59,617	(12,055)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270	41,559	5,141	78,970	(14,127)	2007	Mar-14	3 - 39 yrs.	166

				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Burbank	CA	SpringHill Suites	24,237	10,734	49,181	312	60,227	(12,686)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton	-	1,287	9,888	1,378	12,553	(5,235)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	-	1,500	10,970	1,861	14,331	(5,854)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	-	4,410	35,033	5,869	45,312	(12,496)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton	-	3,209	16,749	2,442	22,400	(6,065)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	11,707	3,080	25,769	2,411	31,260	(6,945)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790	24,048	2,503	34,341	(8,517)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	-	16,380	28,952	3,611	48,943	(10,392)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920	21,515	3,968	31,403	(9,404)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490	13,662	3,358	18,510	(6,715)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	20,453	11,268	44,851	4,036	60,155	(12,938)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	15,226	13,570	36,644	4,199	54,413	(12,699)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020	29,151	5,319	42,490	(10,847)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	-	22,400	20,640	2,802	45,842	(7,820)	1999	Mar-14	3 - 39 yrs.	121
San Jose	CA	Homewood Suites	23,984	12,860	28,084	5,631	46,575	(13,138)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	-	-	32,292	1,913	34,205	(8,125)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	13,221	3,082	21,051	2,496	26,629	(9,349)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568	18,721	3,077	26,366	(10,871)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864	7,753	2,173	11,790	(5,060)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812	15,761	6,418	23,991	(11,282)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539	14,493	5,628	22,660	(10,137)	1997	Oct-08	3 - 39 yrs.	90
Tustin	CA	Fairfield	-	7,700	26,580	1,422	35,702	(6,302)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680	33,645	2,047	47,372	(8,374)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	-	1,780	15,860	750	18,390	(4,310)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	27,337	9,940	57,595	2,666	70,201	(15,120)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480	20,465	689	26,634	(6,568)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350	19,167	3,690	28,207	(8,902)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220	22,177	2,924	32,321	(6,148)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Hampton	-	2,594	20,951	12	23,557	(2,883)	2020	Apr-20	3 - 39 yrs.	116
Cape Canaveral	FL	Home2 Suites	-	2,415	19,668	15	22,098	(2,773)	2020	Apr-20	3 - 39 yrs.	108
Cape Canaveral	FL	Homewood Suites	-	2,780	23,967	398	27,145	(6,644)	2016	Sep-16	3 - 39 yrs.	153
Fort Lauderdale	FL	Hampton	-	1,793	21,357	5,491	28,641	(9,463)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	-	5,760	26,727	422	32,909	(6,815)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300	17,322	1,640	20,262	(4,520)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740	16,329	2,674	20,743	(4,777)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480	21,247	4,614	35,341	(9,313)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013	13,533	1,080	16,626	(2,991)	2009	Dec-18	3 - 39 yrs.	127
Miami	FL	Courtyard	-	-	31,488	2,148	33,636	(10,295)	2008	Mar-14	3 - 39 yrs.	118
Miami	FL	Hampton	-	1,972	9,987	6,574	18,533	(8,878)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	-	18,820	25,375	9,105	53,300	(12,034)	2000	Mar-14	3 - 39 yrs.	162

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Orlando	FL	Fairfield	-	3,140	22,580	3,161		28,881	(11,771)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	Home2 Suites	-	2,731	18,063	134		20,928	(3,586)	2019	Mar-19	3 - 39 yrs.	128
Orlando	FL	SpringHill Suites	-	3,141	25,779	3,328		32,248	(13,268)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605	9,995	1,489		13,089	(5,474)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908	9,549	633		11,090	(4,385)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770	12,562	687		15,019	(3,306)	2008	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Fairfield	-	960	11,734	949		13,643	(3,010)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	10,938	639		11,577	(3,854)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824	20,034	4,066		25,924	(10,596)	2007	Nov-10	3 - 39 yrs.	147
Atlanta	GA	Home2 Suites	-	740	23,122	1,271		25,133	(6,407)	2016	Jul-16	3 - 39 yrs.	128
Atlanta / Downtown	GA	Hampton	-	7,861	16,374	3,978		28,213	(5,069)	1999	Feb-18	3 - 39 yrs.	119
Atlanta / Perimeter Dunwoody	GA	Hampton	-	3,228	26,498	139		29,865	(4,966)	2016	Jun-18	3 - 39 yrs.	132
Macon	GA	Hilton Garden Inn	-	-	15,043	790		15,833	(5,133)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	14,716	2,367		17,083	(5,963)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton	-	1,590	11,364	387		13,341	(3,344)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	-	1,770	13,116	2,253		17,139	(4,310)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton	-	400	16,915	917		18,232	(4,693)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	20,685	1,335	21,114	3,622		26,071	(11,237)	2007	Apr-10	3 - 39 yrs.	186
Des Plaines	IL	Hilton Garden Inn	-	10,000	38,116	4,033		52,149	(9,871)	2005	Sep-16	3 - 39 yrs.	253
Hoffman Estates	IL	Hilton Garden Inn	-	1,770	14,371	(2,298)	(3)	13,843	(4,208)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246	28,328	2,932		33,506	(12,757)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722	21,843	2,224		25,789	(9,680)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410	23,594	278		27,282	(6,255)	2015	Sep-16	3 - 39 yrs.	158
Skokie	IL	Hampton	-	2,593	31,284	4,194		38,071	(8,874)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171	20,894	2,888		24,953	(9,988)	2008	Nov-10	3 - 39 yrs.	135
Indianapolis	IN	SpringHill Suites	-	1,310	11,542	2,616		15,468	(6,215)	2007	Nov-10	3 - 39 yrs.	130
Merrillville	IN	Hilton Garden Inn	-	1,860	17,755	2,339		21,954	(4,989)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898	12,862	1,731		15,491	(6,173)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090	23,361	1,716		27,167	(5,933)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230	11,713	1,738		14,681	(4,505)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790	20,633	4,963		27,386	(9,221)	2000	Mar-14	3 - 39 yrs.	120
Wichita	KS	Courtyard	-	1,940	6,525	1,367	(3)	9,832	(4,583)	2000	Mar-14	3 - 39 yrs.	90
Louisville	KY	AC Hotel	-	5,004	46,548	-		51,552	(1,773)	2018	Oct-22	3 - 39 yrs.	156
Lafayette	LA	Hilton Garden Inn	-	-	17,898	6,591		24,489	(10,418)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709	9,400	992		11,101	(4,072)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	20,304	4,150	52,258	14,076		70,484	(19,555)	2002	Mar-14	3 - 39 yrs.	166
Marlborough	MA	Residence Inn	-	3,480	17,341	2,293		23,114	(6,801)	2006	Mar-14	3 - 39 yrs.	112

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Westford	MA	Hampton	-	3,410	16,320	1,814		21,544	(5,914)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	7,713	1,760	20,791	4,588		27,139	(8,800)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350	13,974	2,067		20,391	(5,933)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361	16,094	1,760		19,215	(7,505)	2010	Jul-10	3 - 39 yrs.	107
Portland	ME	AC Hotel	-	6,767	61,602	38		68,407	(4,533)	2018	Aug-21	3 - 39 yrs.	178
Portland	ME	Aloft Hotel	-	6,002	47,177	14		53,193	(3,808)	2021	Sep-21	3 - 39 yrs.	157
Portland	ME	Residence Inn	30,500	4,440	51,534	1,034		57,008	(10,238)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213	15,052	2,746		19,011	(7,857)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560	13,717	3,447		18,724	(5,136)	2003	Sep-16	3 - 39 yrs.	121
Rochester	MN	Hampton	-	916	13,225	2,780		16,921	(7,552)	2009	Aug-09	3 - 39 yrs.	124
St. Paul	MN	Hampton	-	2,523	29,365	336		32,224	(4,861)	2016	Mar-19	3 - 39 yrs.	160
Kansas City	MO	Hampton	-	727	9,363	2,058		12,148	(5,330)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000	20,818	3,904		26,722	(8,713)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758	20,954	11,107		33,819	(15,303)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758	15,287	4,093		20,138	(8,105)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	-	1,390	11,324	1,824		14,538	(4,307)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906	9,151	1,267		11,324	(5,087)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490	31,588	4,645		43,723	(11,920)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030	11,111	1,370		13,511	(3,436)	2010	Sep-16	3 - 39 yrs.	94
Durham	NC	Homewood Suites	-	1,232	18,343	6,766		26,341	(12,205)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746	10,563	1,665		12,974	(5,277)	2011	Feb-11	3 - 39 yrs.	118
Greensboro	NC	SpringHill Suites	-	1,850	7,727	644	(3)	10,221	(3,721)	2004	Mar-14	3 - 39 yrs.	82
Jacksonville	NC	Home2 Suites	-	910	12,527	1,317		14,754	(3,427)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310	13,034	1,770		16,114	(4,812)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170	14,268	1,255		17,693	(3,620)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700	36,829	6,473		50,002	(14,590)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710	22,636	554		24,900	(5,757)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	19,445	1,620	35,962	2,893		40,475	(9,269)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	-	1,890	22,014	1,598		25,502	(6,008)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550	23,828	4,224		32,602	(10,102)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,220	22,742	4,850		30,812	(10,041)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589	13,476	6,536		21,601	(9,015)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	-	-	27,133	4,117		31,250	(14,155)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054	19,513	4,046		25,613	(9,876)	2005	Jan-11	3 - 39 yrs.	131
Las Vegas	NV	SpringHill Suites	-	10,095	65,152	-		75,247	(184)	2009	Dec-23	3 - 39 yrs.	299
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510	28,718	6,841		42,069	(11,980)	2003	Mar-14	3 - 39 yrs.	166
New York	NY	Independent	-	-	102,832	(71,655)	(3), (5)	31,177	(20,314)	1916	Mar-14	3 - 32 yrs.
Syracuse	NY	Courtyard	-	812	23,278	867		24,957	(6,074)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	-	621	17,589	776		18,986	(4,765)	2013	Oct-15	3 - 39 yrs.	78
Cleveland	OH	Courtyard	-	3,212	30,108	29		33,349	(701)	2023	Jun-23	3 - 39 yrs.	154
Mason	OH	Hilton Garden Inn	-	1,120	16,770	1,260		19,150	(4,643)	2010	Sep-16	3 - 39 yrs.	110

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Twinsburg	OH	Hilton Garden Inn	-	1,419	16,614	4,390	22,423	(10,620)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton	-	1,430	31,327	2,798	35,555	(14,104)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270	32,700	542	34,512	(7,781)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760	20,056	113	20,929	(4,901)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280	13,340	761	15,381	(4,231)	2008	Sep-16	3 - 39 yrs.	90
Portland	OR	Hampton	-	10,813	64,433	126	75,372	(4,149)	2017	Nov-21	3 - 39 yrs.	243
Collegeville/Philadelphia	PA	Courtyard	-	2,115	17,953	5,004	25,072	(9,920)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996	20,374	2,408	23,778	(9,409)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	AC Hotel	-	3,305	31,605	41	34,951	(1,298)	2018	Oct-22	3 - 39 yrs.	134
Pittsburgh	PA	Hampton	-	2,503	18,537	5,072	26,112	(11,650)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250	16,778	2,065	22,093	(4,814)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540	16,399	1,877	21,816	(6,410)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330	10,839	1,416	13,585	(3,402)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Hyatt Place	-	2,802	27,700	33	30,535	(2,133)	2018	Sep-21	3 - 39 yrs.	130
Hilton Head	SC	Hilton Garden Inn	-	3,600	11,386	2,811	17,797	(5,290)	2001	Mar-14	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	-	1,410	9,361	2,912	13,683	(5,292)	1997	Mar-14	3 - 39 yrs.	76
Franklin	TN	Courtyard	-	2,510	31,341	819	34,670	(7,573)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	-	2,970	29,208	1,652	33,830	(7,477)	2009	Sep-16	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	-	2,160	14,704	2,327	19,191	(4,312)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840	12,441	1,718	15,999	(3,609)	2006	Sep-16	3 - 39 yrs.	103
Knoxville	TN	TownePlace Suites	-	1,190	7,920	1,723	10,833	(3,152)	2003	Sep-16	3 - 39 yrs.	97
Memphis	TN	Hampton	-	2,449	37,097	4,872	44,418	(9,138)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Hilton Garden Inn	-	4,501	33,688	86	38,275	(2,476)	2019	Oct-21	3 - 39 yrs.	150
Nashville	TN	Hilton Garden Inn	-	2,754	39,997	4,285	47,036	(18,698)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153	15,206	1,762	18,121	(6,457)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	-	7,390	13,929	1,356	22,675	(3,998)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	-	1,210	19,700	3,244	24,154	(8,521)	2003	Mar-14	3 - 39 yrs.	159
Arlington	TX	Hampton	-	1,217	8,738	1,861	11,816	(4,787)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579	18,487	2,307	22,373	(8,475)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306	16,504	2,173	19,983	(7,758)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459	17,184	5,695	24,338	(10,872)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Hilton Garden Inn	-	1,614	14,451	2,426	18,491	(7,410)	2008	Nov-10	3 - 39 yrs.	117
Austin	TX	Homewood Suites	-	1,898	16,462	6,576	24,936	(11,054)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Hampton	-	865	10,999	4,613	16,477	(7,554)	2001	Mar-09	3 - 39 yrs.	94
Austin/Round Rock	TX	Homewood Suites	-	2,180	25,644	2,424	30,248	(6,182)	2010	Sep-16	3 - 39 yrs.	115
Dallas	TX	Homewood Suites	-	4,920	29,427	3,384	37,731	(7,296)	2013	Sep-16	3 - 39 yrs.	130
Denton	TX	Homewood Suites	-	990	14,895	492	16,377	(4,485)	2009	Sep-16	3 - 39 yrs.	107
El Paso	TX	Homewood Suites	-	2,800	16,657	2,144	21,601	(6,500)	2008	Mar-14	3 - 39 yrs.	114

							Subsequently
				Initial Cost			Capitalized
						Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Description	Encumbrances	Land (1)		/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Fort Worth	TX	Courtyard	-	2,313		15,825	189		18,327	(4,314)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	Hilton Garden Inn	-	4,637		25,073	1,854		31,564	(1,660)	2012	Nov-21	3 - 39 yrs.	157
Fort Worth	TX	Homewood Suites	-	3,309		18,397	466		22,172	(1,233)	2013	Nov-21	3 - 39 yrs.	112
Fort Worth	TX	TownePlace Suites	-	2,104		16,311	1,925		20,340	(7,567)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-	2,507		12,981	1,719		17,207	(7,224)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	-	1,522		15,543	2,111		19,176	(7,574)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-	2,080		21,836	1,327		25,243	(5,719)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Marriott	-	4,143		46,623	(19,822)	(3)	30,944	(19,349)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	-	12,070		19,769	2,263		34,102	(7,639)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-	2,070		11,186	1,576		14,832	(3,505)	2012	Sep-16	3 - 39 yrs.	120
Lewisville	TX	Hilton Garden Inn	-	3,361		23,919	3,422		30,702	(13,617)	2007	Oct-08	3 - 39 yrs.	165
San Antonio	TX	TownePlace Suites	-	2,220		9,610	1,551		13,381	(4,089)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-	3,350		17,256	158		20,764	(4,480)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-	1,880		10,969	549		13,398	(4,376)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Hampton	-	636		8,723	2,522		11,881	(4,563)	2004	Jan-11	3 - 39 yrs.	81
Provo	UT	Residence Inn	-	1,150		18,277	3,687		23,114	(7,885)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Courtyard	-	2,634		45,843	-		48,477	(330)	2015	Oct-23	3 - 39 yrs.	175
Salt Lake City	UT	Hyatt House	-	4,312	(6)	39,525	-		43,837	(350)	2015	Oct-23	3 - 39 yrs.	159
Salt Lake City	UT	Residence Inn	-	1,515		24,214	462		26,191	(5,132)	2014	Oct-17	3 - 39 yrs.	136
Salt Lake City	UT	SpringHill Suites	-	1,092		16,465	2,060		19,617	(7,790)	2009	Nov-10	3 - 39 yrs.	143
South Jordan	UT	Embassy Suites	-	1,532		35,478	-		37,010	(179)	2017	Nov-23	3 - 39 yrs.	192
Alexandria	VA	Courtyard	-	6,860		19,681	4,560		31,101	(9,248)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-	5,968		-	21,074		27,042	(9,053)	2011	Mar-09	3 - 39 yrs.	155
Charlottesville	VA	Courtyard	-	21,130		27,737	3,819		52,686	(10,027)	2000	Mar-14	3 - 39 yrs.	139
Manassas	VA	Residence Inn	-	1,395		14,962	3,784		20,141	(7,358)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	13,832	2,003		-	23,463		25,466	(7,504)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	-	-		83,698	26,433		110,131	(39,514)	1984	Mar-14	3 - 39 yrs.	413
Richmond	VA	Residence Inn	13,832	1,113		-	12,807		13,920	(4,101)	2014	Jul-12	3 - 39 yrs.	75
Suffolk	VA	Courtyard	-	940		5,186	1,786		7,912	(2,949)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-	710		5,241	1,043		6,994	(2,436)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-	10,580		29,140	4,175		43,895	(11,121)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	12,000		40,556	6,771		59,327	(14,662)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	-	18,950		25,028	2,771		46,749	(9,119)	2006	Mar-14	3 - 39 yrs.	150
Renton	WA	Residence Inn	-	6,744		49,162	-		55,906	(400)	2019	Oct-23	3 - 39 yrs.	146
Seattle	WA	Residence Inn	-	63,484		92,786	5,735		162,005	(33,776)	1991	Mar-14	3 - 39 yrs.	234
Tukwila	WA	Homewood Suites	-	8,130		16,659	4,783		29,572	(8,992)	1992	Mar-14	3 - 39 yrs.	106
Madison	WI	Hilton Garden Inn	-	2,593		47,152	17		49,762	(4,795)	2021	Feb-21	3 - 39 yrs.	176
Richmond	VA	Corporate Office	-	682		3,723	2,882		7,287	(3,520)	1893	May-13	3 - 39 yrs.	N/A
			$283,002	$828,868		$4,986,304	$523,060		$6,338,232	$(1,647,850)				29,652

Investment in Real Estate:	2023	2022	2021
Balance as of January 1	$6,000,975	$5,886,363	$5,764,977
Acquisitions	293,802	86,467	430,155
Improvements	76,832	61,745	25,824
Dispositions	(227)	(7,425)	(336,905)
Assets held for sale (4)	(27,506)	-	13,066
Impairment of depreciable assets	(5,644)	(26,175)	(10,754)
Total gross cost as of December 31	6,338,232	6,000,975	5,886,363
Finance ground lease assets as of December 31	102,084	102,084	102,084
Total investment in real estate	$6,440,316	$6,103,059	$5,988,447

Accumulated Depreciation and Amortization:	2023	2022	2021
Accumulated depreciation as of January 1	$(1,480,043)	$(1,302,246)	$(1,224,832)
Depreciation expense	(180,185)	(178,641)	(179,275)
Accumulated depreciation on dispositions	155	844	109,610
Assets held for sale (4)	12,223	-	(7,750)
Accumulated depreciation as of December 31	(1,647,850)	(1,480,043)	(1,302,246)
Accumulated amortization of finance leases as of December 31	(15,092)	(12,054)	(9,016)
Accumulated depreciation and amortization as of December 31	$(1,662,942)	$(1,492,097)	$(1,311,262)

(1)
Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)
The aggregate cost for U.S. federal income tax purposes is approximately $5.9 billion at December 31, 2023 (unaudited).
(3)
Amount includes a reduction in cost due to recognition of an impairment loss.
(4)
As of December 31, 2023, the Company had two hotels classified as held for sale, which are not included in this schedule, and were both sold to an unrelated party in February 2024.
(5)
In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 hotel rooms. Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease agreement, this property is excluded from the Company’s hotel and room counts effective May 2023 and is considered a non-hotel property through the end of the lease term.
(6)
As part of the acquisition of the Courtyard and Hyatt House hotels in Salt Lake City, Utah, a corresponding free-standing parking garage that serves both hotels and the surrounding area was also acquired. All costs for the parking garage are presented with the Salt Lake City Hyatt House.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.
By:	/s/ Justin G. Knight	Date: February 22, 2024
Justin G. Knight, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 22, 2024
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 22, 2024
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 22, 2024
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 22, 2024
Justin G. Knight, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 22, 2024
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 22, 2024
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 22, 2024
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 22, 2024
Jon A. Fosheim, Director

By:	/s/ Kristian M. Gathright	Date: February 22, 2024
Kristian M. Gathright, Director

By:	/s/ Carolyn B. Handlon	Date: February 22, 2024
Carolyn B. Handlon, Director

By:	/s/ Blythe J. McGarvie	Date: February 22, 2024
Blythe J. McGarvie, Director

By:	/s/ L. Hugh Redd	Date: February 22, 2024
L. Hugh Redd, Director

By:	/s/ Howard E. Woolley	Date: February 22, 2024
Howard E. Woolley, Director