Form 10-Q
period 2024-06-30
Apple Hospitality REIT, Inc.
filed 2024-08-05
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of registrant’s common shares outstanding as of July 29, 2024: 240,743,033

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,753,584 and $1,662,942, respectively	$4,911,878	$4,777,374
Assets held for sale	-	15,283
Cash and cash equivalents	7,224	10,287
Restricted cash-furniture, fixtures and other escrows	31,295	33,331
Due from third-party managers, net	62,894	36,437
Other assets, net	62,109	64,586
Total Assets	$5,075,400	$4,937,298

Liabilities
Debt, net	$1,536,891	$1,371,494
Finance lease liabilities	111,776	111,892
Accounts payable and other liabilities	93,763	129,931
Total Liabilities	1,742,430	1,613,317

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 241,280,329 and 241,515,532 shares, respectively	4,790,949	4,794,804
Accumulated other comprehensive income	21,380	20,404
Distributions greater than net income	(1,479,359)	(1,491,227)
Total Shareholders’ Equity	3,332,970	3,323,981

Total Liabilities and Shareholders’ Equity	$5,075,400	$4,937,298

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Room	$353,689	$331,043	$652,435	$616,563
Food and beverage	17,857	15,507	32,919	28,456
Other	18,531	15,080	34,235	28,065
Total revenue	390,077	361,630	719,589	673,084

Expenses:
Hotel operating expense:
Operating	91,523	84,911	175,319	163,574
Hotel administrative	31,453	29,442	61,205	56,761
Sales and marketing	33,649	30,936	63,488	58,636
Utilities	11,665	10,776	23,184	22,474
Repair and maintenance	17,626	16,451	34,468	32,116
Franchise fees	17,527	15,868	32,281	29,512
Management fees	12,848	12,129	23,610	22,605
Total hotel operating expense	216,291	200,513	413,555	385,678
Property taxes, insurance and other	21,940	19,994	42,932	39,669
General and administrative	11,065	12,100	21,649	23,561
Depreciation and amortization	47,715	45,994	94,538	91,900
Total expense	297,011	278,601	572,674	540,808

Gain on sale of real estate	449	-	18,215	-

Operating income	93,515	83,029	165,130	132,276

Interest and other expense, net	(19,370)	(17,499)	(36,679)	(33,503)

Income before income taxes	74,145	65,530	128,451	98,773

Income tax expense	(214)	(241)	(470)	(561)

Net income	$73,931	$65,289	$127,981	$98,212

Other comprehensive income (loss):
Interest rate derivatives	(2,732)	7,224	976	(882)

Comprehensive income	$71,199	$72,513	$128,957	$97,330

Basic and diluted net income per common share	$0.31	$0.29	$0.53	$0.43

Weighted average common shares outstanding - basic and diluted	242,174	229,041	242,291	229,218

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended June 30, 2024 and 2023
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at March 31, 2024	242,346	$4,805,504	$24,112	$(1,495,314)	$3,334,302
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	12	1,041	-	-	1,041
Equity issuance costs	-	(120)	-	-	(120)
Common shares repurchased	(1,078)	(15,476)	-	-	(15,476)
Interest rate derivatives	-	-	(2,732)	-	(2,732)
Net income	-	-	-	73,931	73,931
Distributions declared to shareholders ($0.24 per share)	-	-	-	(57,976)	(57,976)
Balance at June 30, 2024	241,280	$4,790,949	$21,380	$(1,479,359)	$3,332,970

Balance at March 31, 2023	229,013	$4,581,841	$28,775	$(1,457,754)	$3,152,862
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	12	870	-	-	870
Equity issuance costs	-	(32)	-	-	(32)
Common shares repurchased	(226)	(3,274)	-	-	(3,274)
Interest rate derivatives	-	-	7,224	-	7,224
Net income	-	-	-	65,289	65,289
Distributions declared to shareholders ($0.24 per share)	-	-	-	(54,884)	(54,884)
Balance at June 30, 2023	228,799	$4,579,405	$35,999	$(1,447,349)	$3,168,055

Six Months Ended June 30, 2024 and 2023
	Common Stock		Accumulated Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2023	241,516	$4,794,804	$20,404	$(1,491,227)	$3,323,981
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	842	12,012	-	-	12,012
Equity issuance costs	-	(391)	-	-	(391)
Common shares repurchased	(1,078)	(15,476)	-	-	(15,476)
Interest rate derivatives	-	-	976	-	976
Net income	-	-	-	127,981	127,981
Distributions declared to shareholders ($0.48 per share)	-	-	-	(116,113)	(116,113)
Balance at June 30, 2024	241,280	$4,790,949	$21,380	$(1,479,359)	$3,332,970

Balance at December 31, 2022	228,645	$4,577,022	$36,881	$(1,435,508)	$3,178,395
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	630	9,275	-	-	9,275
Equity issuance costs	-	(61)	-	-	(61)
Common shares repurchased	(476)	(6,831)	-	-	(6,831)
Interest rate derivatives	-	-	(882)	-	(882)
Net income	-	-	-	98,212	98,212
Distributions declared to shareholders ($0.48 per share)	-	-	-	(110,053)	(110,053)
Balance at June 30, 2023	228,799	$4,579,405	$35,999	$(1,447,349)	$3,168,055

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$127,981	$98,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,538	91,900
Gain on sale of real estate	(18,215)	-
Other non-cash expenses, net	4,230	4,166
Changes in operating assets and liabilities:
Increase in due from third-party managers, net	(27,020)	(24,187)
Increase in other assets, net	(1,137)	(8,044)
Increase in accounts payable and other liabilities	1,578	8,517
Net cash provided by operating activities	181,955	170,564

Cash flows from investing activities:
Acquisition of hotel properties, net	(197,285)	(30,948)
Disbursements for potential acquisitions, net	-	(1,070)
Capital improvements	(44,997)	(35,085)
Net proceeds from sale of real estate	40,056	-
Net cash used in investing activities	(202,226)	(67,103)

Cash flows from financing activities:
Repurchases of common shares	(15,476)	(6,831)
Common shares surrendered to satisfy employee withholding requirements	(5,050)	(5,742)
Distributions paid to common shareholders	(128,201)	(128,282)
Equity issuance costs	(332)	(50)
Proceeds from revolving credit facility	322,900	166,500
Payments on revolving credit facility	(153,900)	(142,500)
Proceeds from term loans and senior notes	-	50,000
Payments of mortgage debt and other loans	(4,547)	(41,757)
Principal payments on finance leases	(222)	(136)
Net cash provided by (used in) financing activities	15,172	(108,798)

Net change in cash, cash equivalents and restricted cash	(5,099)	(5,337)

Cash, cash equivalents and restricted cash, beginning of period	43,618	43,512

Cash, cash equivalents and restricted cash, end of period	$38,519	$38,175

Supplemental cash flow information:
Interest paid	$36,083	$32,703
Income taxes paid	$745	$987

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$19,270	$18,279
Accrued capital expenditures	$3,404	$3,803

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$10,287	$4,077
Restricted cash-furniture, fixtures and other escrows, beginning of period	33,331	39,435
Cash, cash equivalents and restricted cash, beginning of period	$43,618	$43,512

Cash and cash equivalents, end of period	$7,224	$6,420
Restricted cash-furniture, fixtures and other escrows, end of period	31,295	31,755
Cash, cash equivalents and restricted cash, end of period	$38,519	$38,175

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities; therefore, the Company does not consolidate the entities. As of June 30, 2024, the Company owned 224 hotels with an aggregate of 30,068 guest rooms located in 37 states and the District of Columbia (“D.C.”). The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2024.

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

Accounting Standards Recently Issued

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact the notes to the Company’s consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact the notes to the Company’s consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s consolidated financial statements.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land	$846,651	$828,868
Building and improvements	5,094,381	4,917,105
Furniture, fixtures and equipment	596,693	571,026
Finance ground lease assets	102,084	102,084
Franchise fees	25,653	21,233
	6,665,462	6,440,316
Less accumulated depreciation and amortization	(1,753,584)	(1,662,942)
Investment in real estate, net	$4,911,878	$4,777,374

As of June 30, 2024, the Company owned 224 hotels with an aggregate of 30,068 guest rooms located in 37 states and the District of Columbia. In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 guest rooms (“non-hotel property”). Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease and transfer of possession to the operator, this property has been excluded from the Company’s hotel and guest room counts since May 2023. The Company has terminated the lease for failure to make lease payments timely, and in April 2024 commenced legal proceedings to remove the operator from possession of the hotel. The Company intends to enforce its rights under the lease and transition management of the hotel to a third-party manager, however, the removal process is still ongoing and the timing of the resolution of this matter and the transition of management operations cannot be predicted at this time.

The Company leases all of its 224 hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

Acquisitions

The Company acquired two hotels during the six months ended June 30, 2024. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Guest Rooms	Gross Purchase Price
Washington, D.C.	N/A	AC Hotels	HHM	3/25/2024	234	$116,804
Madison	WI	Embassy Suites	Raymond	6/20/2024	262	79,516
					496	$196,320

During the year ended December 31, 2023, the Company acquired six hotels and one free-standing parking garage, including one hotel that was acquired during the six months ended June 30, 2023. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Guest Rooms	Gross Purchase Price
Cleveland	OH	Courtyard	Concord	6/30/2023	154	$31,000
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175	48,110
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159	34,250
Salt Lake City (1)	UT	N/A	North Central	10/11/2023	N/A	9,140
Renton	WA	Residence Inn	InnVentures	10/18/2023	146	55,500
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192	36,750
Las Vegas	NV	SpringHill Suites	Crescent	12/27/2023	299	75,000
					1,125	$289,750

(1)
This property is a free-standing parking garage which serves both the Courtyard and Hyatt House hotels in Salt Lake City, Utah and the surrounding area, however, it is not affiliated with any brand.

During the six months ended June 30, 2024, the Company utilized proceeds from the sale of three hotels and borrowings under its Revolving Credit Facility (as defined below) to purchase the Washington, D.C. and Madison, Wisconsin hotels. The Company utilized its available cash on hand, net proceeds from sales of shares under the ATM Program (as defined below) and availability under its Revolving Credit Facility to purchase the properties acquired in 2023. The acquisitions of these properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the two hotels acquired during the six months ended June 30, 2024, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through June 30, 2024 was approximately $7.7 million and $2.5 million, respectively.

Purchase Contract Commitments

As of June 30, 2024, the Company had one outstanding contract, which was entered into during May 2023, for the potential purchase of a hotel in Nashville, Tennessee for an expected purchase price of approximately $98.2 million. The hotel is under development and is currently planned to be completed and opened for business in late 2025, as a 260-guest-room Motto. As of June 30, 2024, a $1.1 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

3. Dispositions

During the six months ended June 30, 2024, the Company sold three hotels to two unrelated parties for a combined gross sales price of approximately $40.6 million, resulting in a combined gain on the sales of approximately $18.2 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the six months ended June 30, 2024. The three hotels had a total carrying value of approximately $21.8 million at their respective times of sale. There were no dispositions during the year ended December 31, 2023. The following table lists the three hotels sold in 2024:

City	State	Brand	Date Sold	Guest Rooms
Rogers	AR	Hampton	2/9/2024	122
Rogers	AR	Homewood Suites	2/9/2024	126
Greensboro	NC	SpringHill Suites	5/21/2024	82
				330

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income of approximately $0.3 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, relating to the results of operations of the three hotels sold in 2024 noted above for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results; therefore, the operating results for the period of ownership of these properties are included in income from continuing operations for the three and six months ended June 30, 2024 and 2023. A portion of the proceeds from the sale of the two hotels in February 2024 was used to complete a like-kind exchange, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the acquisition of the AC Hotel in Washington, D.C. as discussed above in Note 2, which resulted in the deferral of taxable gains of $15.1 million.

4. Debt

Summary

As of June 30, 2024 and December 31, 2023, the Company’s debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving credit facility	$169,000	$-
Term loans and senior notes, net	1,089,900	1,088,904
Mortgage debt, net	277,991	282,590
Debt, net	$1,536,891	$1,371,494

The aggregate amounts of principal payable under the Company’s total debt obligations as of June 30, 2024 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2024 (July - December)	$109,050
2025	295,140
2026	243,649
2027	278,602
2028	334,066
Thereafter	281,948
1,542,455
Unamortized fair value adjustment of assumed debt	359
Unamortized debt issuance costs	(5,923)
Total	$1,536,891

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual Secured Overnight Financing Rate (“SOFR”) for a one-month term (“one-month SOFR”) plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect as of June 30, 2024 and December 31, 2023, is set forth below. All dollar amounts are in thousands.

	June 30, 2024	Percentage	December 31, 2023	Percentage
Fixed-rate debt (1)	$1,088,455	71%	$1,228,002	89%
Variable-rate debt	454,000	29%	150,000	11%
Total	$1,542,455		$1,378,002
Weighted-average interest rate of debt	4.83%		4.26%

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

Subject to certain conditions, including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year. The credit agreement for the $1.2 billion credit facility contains mandatory prepayment requirements, customary affirmative and negative covenants (as described below), restrictions on certain investments and events of default. The Company may make voluntary prepayments, in whole or in part, at any time. Interest payments on the $1.2 billion credit facility are due monthly, and the interest rate, subject to certain exceptions, is equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of June 30, 2024, the Company had availability of approximately $481 million under the Revolving Credit Facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

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

2017 $85 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured $85 million term loan facility with a maturity date of July 25, 2024, consisting of one term loan (the “2017 $85 million term loan facility”) that was funded at closing. Interest payments on the 2017 $85 million term loan facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.30% to 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing (the "$130 million term loan facility"), extended the maturity date to July 25, 2026 and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions.

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

As of June 30, 2024 and December 31, 2023, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

				Outstanding Balance
	Interest Rate	Maturity Date		June 30, 2024	December 31, 2023
Revolving credit facility (1)	SOFR + 0.10% + 1.40% - 2.25%	7/25/2026		$169,000	$-

Term loans and senior notes
$275 million term loan	SOFR + 0.10% + 1.35% - 2.20%	7/25/2027		275,000	275,000
$300 million term loan	SOFR + 0.10% + 1.35% - 2.20%	1/31/2028		300,000	300,000
$50 million term loan	SOFR + 0.10% + 1.35% - 2.20%	8/2/2025		50,000	50,000
$175 million term loan	SOFR + 0.10% + 1.65% - 2.50%	8/2/2025		175,000	175,000
2017 $85 million term loan	SOFR + 0.10% + 1.30% - 2.10%	7/25/2024	(3)	85,000	85,000
2019 $85 million term loan	SOFR + 0.10% + 1.70% - 2.55%	12/31/2029		85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030		50,000	50,000
$75 million senior notes	4.88% - 5.63%	6/2/2029		75,000	75,000
Term loans and senior notes at stated value				1,095,000	1,095,000
Unamortized debt issuance costs				(5,100)	(6,096)
Term loans and senior notes, net				1,089,900	1,088,904

Credit facilities, net (1)				$1,258,900	$1,088,904
Weighted-average interest rate (2)				5.02%	4.35%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $2.8 million and $3.5 million as of June 30, 2024 and December 31, 2023, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $685.0 million and $820.0 million of the outstanding variable-rate debt as of June 30, 2024 and December 31, 2023, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR on June 30, 2024 and December 31, 2023 was 5.34% and 5.35%, respectively.
(3)
On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing, extended the maturity date to July 25, 2026 and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027.

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

The Company was in compliance with the applicable covenants as of June 30, 2024.

Mortgage Debt

As of June 30, 2024, the Company had approximately $278.5 million in outstanding mortgage debt secured by 15 properties with maturity dates ranging from August 2024 to May 2038, stated interest rates ranging from 3.40% to 4.46% and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of June 30, 2024 and December 31, 2023 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of June 30, 2024	Outstanding balance as of December 31, 2023
New Orleans, LA	Homewood Suites	4.36%	7/17/2014	8/11/2024	(2)	27,000	$19,862	$20,304
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025		10,000	7,554	7,713
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025		34,118	26,789	27,337
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025		13,655	11,546	11,707
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025		22,681	19,177	19,445
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	20,424	20,685
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	20,116	20,526
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	20,044	20,453
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	14,921	15,226
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	23,815	24,237
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	12,991	13,221
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	13,672	13,832
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	13,672	13,832
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032		33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038		30,000	23,372	23,984
						$338,854	278,455	283,002
Unamortized fair value adjustment of assumed debt							359	526
Unamortized debt issuance costs							(823)	(938)
Total							$277,991	$282,590

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

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of June 30, 2024, both the carrying value and the estimated fair value of the Company’s debt were approximately $1.5 billion. As of December 31, 2023, the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion and $1.3 billion, respectively. Both the carrying value and the estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of June 30, 2024 and December 31, 2023. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at June 30, 2024	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	June 30, 2024	December 31, 2023
Active interest rate swaps designated as cash flow hedges at June 30, 2024:
$50,000	7/2/2019	7/5/2019	7/18/2024	1.64%	$89	$956
50,000	8/21/2019	8/23/2019	8/18/2024	1.31%	279	1,193
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	342	1,239
75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	2,529	3,273
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	1,075	1,117
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	571	608
75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	4,586	4,580
125,000	11/3/2023	11/3/2023	11/18/2026	4.51%	(14)	(2,333)
50,000	3/17/2023	3/20/2023	3/18/2028	3.50%	1,281	268
50,000	3/17/2023	3/20/2023	3/20/2028	3.49%	1,252	242
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	9,390	7,788
685,000					21,380	18,931

Matured interest rate swaps at June 30, 2024:
50,000	12/7/2018	5/18/2020	1/31/2024	2.71%	-	114
75,000	5/31/2017	7/31/2017	6/30/2024	1.95%	-	1,202
10,000	8/10/2017	8/10/2017	6/30/2024	2.02%	-	157
135,000					-	1,473
$820,000					$21,380	$20,404

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of June 30, 2024, all 11 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $12.7 million of net unrealized gains included in accumulated other comprehensive income at June 30, 2024 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income (Loss)		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Interest rate derivatives in cash flow hedging relationships	$3,126	$12,509	$5,858	$5,285

	Net Unrealized Gain Recognized in Other Comprehensive Income		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate derivatives in cash flow hedging relationships	$12,835	$9,418	$11,859	$10,300

6. Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2023 Form 10-K. Below is a summary of the significant related party relationships in effect during the six months ended June 30, 2024 and 2023.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the six month periods ended June 30, 2024 and 2023 totaled approximately $0.6 million and $0.5 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of June 30, 2024 and December 31, 2023, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.5 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during the six months ended June 30, 2023 were less than $0.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations. The Company did not use these aircraft during the six months ended June 30, 2024.

7. Shareholders’ Equity

Distributions

For the three and six months ended June 30, 2024, the Company paid distributions of $0.24 and $0.53 per common share, respectively, for a total of $58.0 million and $128.2 million, respectively. During the three and six months ended June 30, 2023, the Company paid distributions of $0.24 and $0.56 per common share, respectively for a total of $54.9 million and $128.3 million, respectively. Additionally, in June 2024, the Company declared a monthly cash distribution of $0.08 per common share, totaling $19.3 million, which was recorded as a payable as of June 30, 2024 and paid on July 15, 2024. In addition to the regular monthly cash distribution of $0.08 per common share for December 2023, the Board of Directors approved a special one-time distribution of $0.05 per common share for a combined distribution of $0.13 per common share, totaling $31.4 million, which was recorded as a payable as of December 31, 2023 and paid in January 2024. Distributions declared but not paid at the balance sheet date are included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Issuance of Shares

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s current shelf registration statement. During the three and six months ended June 30, 2024, the Company did not sell any common shares under the ATM Program, and no common shares were sold during the six months ended June 30, 2024 under the previous $300 million at-the-market offering program (the “Prior ATM Program”), which was terminated in February 2024 in connection with the commencement of the current ATM Program. During the year ended December 31, 2023, the Company sold approximately 12.8 million common shares under its the Prior ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2024, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $335.4 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the six months ended June 30, 2024, the Company purchased, under its Share Repurchase Program, approximately 1.1 million of its common shares at a weighted-average market purchase price of approximately $14.35 per common share for an aggregate purchase price of approximately $15.5 million, including commissions. During the six months ended June 30, 2023, the Company purchased, under its Share Repurchase Program, approximately 0.5 million of its common shares at a weighted-average market purchase price of approximately $14.34 per common share for an aggregate purchase price, including commissions, of approximately $6.8 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of June 30, 2024, approximately $320.0 million remained available for purchase under the Share Repurchase Program.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management team. Under the incentive plan for 2024 (the “2024 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2024 performance measures, with one-half (50%) of incentive compensation based on operational performance goals and metrics and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational performance goals and metrics, 75% of the operational performance target will be based on the following metrics: Comparable Hotels RevPAR growth, Comparable Hotels Adjusted Hotel EBITDA margin, Adjusted EBITDAre, Modified Funds from Operations per share and the Company’s 2024 capital expenditures, equally weighted at 15% (non-GAAP financial measures are defined elsewhere within this Quarterly Report on Form 10-Q). The remaining 25% of the operational performance target will be based on operational performance goals, including management of capital structure and the build out of proprietary market forecasting capabilities. As of June 30, 2024, the range of potential aggregate payouts under the 2024 Incentive Plan was $0 - $27.8 million. Based on performance through June 30, 2024, the Company has accrued approximately $8.0 million as a liability for potential executive incentive compensation payments under the 2024 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of June 30, 2024. Compensation expense recognized by the Company under the 2024 Incentive Plan is included in general and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $4.2 million and $8.0 million for the three and six months ended June 30, 2024, respectively. Approximately 25% of target awards under the 2024 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2014 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2025.

Under the incentive plan for 2023 (the “2023 Incentive Plan”), the Company recorded approximately $5.8 million and $10.0 million, respectively, in general and administrative expenses in its consolidated statement of operations for the three and six months ended June 30, 2023.

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

(1)
Of the total 2023 share-based compensation, approximately $14.8 million was recorded as a liability as of December 31, 2023 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2023. Another $3.3 million, which is subject to vesting on December 13, 2024 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2024. For the three and six months ended June 30, 2024, the Company recognized approximately $0.8 million and $1.6 million, respectively, of share-based compensation expense related to restricted share awards.
(2)
Of the total 2022 share-based compensation, approximately $2.6 million, which vested on December 8, 2023, was recognized as share-based compensation expense proportionately throughout 2023. For the three and six months ended June 30, 2023, the Company recognized approximately $0.6 million and $1.3 million, respectively, of share-based compensation expense related to restricted share awards.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares vested on March 31, 2023. The expense associated with the awards was amortized over the 3-year vesting period. For the six months ended June 30, 2023, the Company recognized approximately $0.1 million of share-based compensation expense related to these awards. Upon vesting on March 31, 2023, approximately 83,000 shares were surrendered to satisfy tax withholding obligations.

9. Subsequent Events

On July 15, 2024, the Company paid approximately $19.3 million, or $0.08 per common share, in distributions to shareholders of record as of June 28, 2024.

On July 18, 2024, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on August 15, 2024, to shareholders of record as of July 31, 2024.

On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing, extended the maturity date to July 25, 2026 and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027.

During the first half of July 2024, the Company purchased, under its Share Repurchase Program, approximately 0.5 million of its common shares, at a weighted-average market purchase price of approximately $14.18 per common share, for an aggregate purchase price of approximately $7.6 million, including commissions. As of July 31, 2024, approximately $312.3 million remained available for purchase under the Share Repurchase Program.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of June 30, 2024, the Company owned 224 hotels with an aggregate of 30,068 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, during the six months ended June 30, 2024, the Company acquired two hotels for an aggregate purchase price of $196.3 million: an existing 234-guest-room AC Hotel in Washington, D.C. and a 262-guest-room Embassy Suites in Madison, Wisconsin that was purchased at the completion of development. The Company utilized its proceeds from the sale of three properties and borrowings under its Revolving Credit Facility to fund these recently completed acquisitions.

As of June 30, 2024, the Company had one outstanding contract, which was entered into during May 2023, for the potential purchase of a hotel in Nashville, Tennessee for an expected purchase price of approximately $98.2 million. The hotel is under development and is currently planned to be completed and opened for business in late 2025, as a 260-guest-room Motto. As of June 30, 2024, a $1.1 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the six months ended June 30, 2024, the Company sold three hotels in two separate transactions with unrelated parties for a combined gross sales price of approximately $40.6 million, resulting in a combined gain on the sale of approximately $18.2 million, net of transaction costs. The Company used a portion of the net proceeds from the sale of two of the hotels to complete a like-kind exchange, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the acquisition of the AC Hotel in Washington, D.C., which was completed in March 2024.

See Note 2 titled “Investment in Real Estate” and Note 3 titled “Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 guest rooms. Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease and transfer of possession to the operator, this property has been excluded from the Company’s hotel and guest room counts since May 2023. Results of the hotel operations for this property are included only for the period prior to the lease agreement becoming effective in May 2023. The Company has terminated the lease for failure to make lease payments timely, and in April 2024 commenced legal proceedings to remove the operator from possession of the hotel. The Company intends to enforce its rights under the lease and transition management of the hotel to a third-party manager, however, the removal process is still ongoing and the timing of the resolution of this matter and the transition of management operations cannot be predicted at this time.

Hotel Operations

As of June 30, 2024, the Company owned 224 hotels with a total of 30,068 guest rooms as compared to 220 hotels with a total of 28,929 guest rooms as of June 30, 2023. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the six months ended June 30, 2024, the Company acquired two properties, including one existing hotel acquired on March 25, 2024 and one hotel acquired upon the completion of development on June 20, 2024. The Company sold three properties, two on February 9, 2024 and one on May 21, 2024. During the six months ended June 30, 2023, the Company acquired one existing hotel on June 30, 2023 and did not dispose of any properties.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except statistical data)	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenue	$390,077	100.0%	$361,630	100.0%	7.9%	$719,589	100.0%	$673,084	100.0%	6.9%
Hotel operating expense	216,291	55.4%	200,513	55.4%	7.9%	413,555	57.5%	385,678	57.3%	7.2%
Property taxes, insurance and other expense	21,940	5.6%	19,994	5.5%	9.7%	42,932	6.0%	39,669	5.9%	8.2%
General and administrative expense	11,065	2.8%	12,100	3.3%	-8.6%	21,649	3.0%	23,561	3.5%	-8.1%

Depreciation and amortization expense	47,715		45,994		3.7%	94,538		91,900		2.9%
Gain on sale of real estate	449		-		n/a	18,215		-		n/a
Interest and other expense, net	19,370		17,499		10.7%	36,679		33,503		9.5%
Income tax expense	214		241		-11.2%	470		561		-16.2%

Net income	73,931		65,289		13.2%	127,981		98,212		30.3%
Adjusted Hotel EBITDA (1)	151,680		141,244		7.4%	261,473		247,993		5.4%

Number of hotels owned at end of period	224		220		1.8%	224		220		1.8%
ADR	$162.98		$160.98		1.2%	$158.34		$156.70		1.0%
Occupancy	79.8%		78.2%		2.0%	75.9%		75.1%		1.1%
RevPAR	$130.07		$125.96		3.3%	$120.18		$117.74		2.1%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 224 hotels owned as of June 30, 2024 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 224 hotels owned as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions, results have been excluded for the Company’s period of ownership.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023	Percent Change
ADR	$163.01	$162.51	0.3%	$158.83	$158.53	0.2%
Occupancy	79.8%	78.1%	2.2%	76.0%	75.2%	1.1%
RevPAR	$130.09	$126.97	2.5%	$120.63	$119.15	1.2%

Same Store Operating Results

The following table reflects certain operating statistics for the 216 hotels owned by the Company as of January 1, 2023 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023	Percent Change
ADR	$160.89	$160.88	0.0%	$156.66	$156.84	-0.1%
Occupancy	79.9%	78.2%	2.2%	75.9%	75.1%	1.1%
RevPAR	$128.51	$125.76	2.2%	$118.91	$117.84	0.9%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. Economic indicators in the U.S. have generally been stable. As a result, the Company’s Comparable Hotels and Same Store Hotels revenue and operating results have generally remained unchanged to slightly improved during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, which is consistent with the overall lodging industry. The Company expects its RevPAR growth and operating results for its Comparable Hotels for the full year of 2024 to be similar to its performance during the three months ended June 30, 2024, as opposed to its performance during the three months ended

March 31, 2024, which was negatively impacted by a challenging Super Bowl comparison (held in the Las Vegas market in 2024, where the Company had 299 guest rooms, and the Phoenix market in 2023, where the Company has 1,403 guest rooms) and timing of the Easter holiday compared to the same period in 2023.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended June 30, 2024 and 2023, the Company had total revenue of $390.1 million and $361.6 million, respectively. For the six months ended June 30, 2024 and 2023 the Company had total revenue of $719.6 million and $673.1 million, respectively. For the three months ended June 30, 2024 and 2023, respectively, Comparable Hotels achieved combined average occupancy of 79.8% and 78.1%, ADR of $163.01 and $162.51 and RevPAR of $130.09 and $126.97. For the six months ended June 30, 2024 and 2023, respectively, Comparable Hotels achieved combined average occupancy of 76.0% and 75.2%, ADR of $158.83 and $158.53 and RevPAR of $120.63 and $119.15. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same periods in 2023, during the three and six months ended June 30, 2024, the Company experienced marginal increases in ADR while occupancy increased by 2.2% and 1.1%, respectively, resulting in increases of 2.5% and 1.2%, respectively, in RevPAR for Comparable Hotels. Revenue growth for the three and six months ended June 30, 2024, as compared to the same periods of 2023, was led by the additional hotels acquired in 2023 and 2024 and was supported by the continued strength in leisure transient and small group demand, with increased demand from corporate business for the portfolio. Revenue growth for the six months ended June 30, 2024, as compared to the same period of 2023, was partially offset by a challenging Super Bowl comparison, as discussed above. Markets with significant above average growth in the second quarter of 2024, compared to the same period in 2023, for the Company included Las Vegas, Houston, Phoenix and Louisville. Leisure demand, which has produced the strongest rate growth post pandemic, showed signs of increased rate sensitivity during the quarter and midweek rate growth came at lower absolute rates than those achieved on weekends, with the combined effect weighing on overall ADR growth for the quarter. Future revenues could be negatively impacted by, among other things, historical seasonal trends, deterioration of consumer sentiment, a recessionary macroeconomic environment or inflationary pressures.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended June 30, 2024 and 2023 totaled $216.3 million and $200.5 million, respectively, or 55.4% of total revenue for each period, and for the six months ended June 30, 2024 and 2023 hotel operating expense totaled $413.6 million and $385.7 million, respectively, or 57.5% and 57.3% of total revenue for the respective periods. The increases in hotel operating expense for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were led by the additional hotels acquired in 2023 and 2024 and amplified by increased labor costs, repairs and maintenance and sales and marketing costs driven by inflationary pressures throughout the overall economy and revenue growth for certain variable expenses. The Company continues to feel upward pressure on wage rates given a continued tight labor market with lower unemployment rates, but its management companies have made progress in reducing their use of contract labor. For the second half of 2024, the Company anticipates a slightly more favorable operating expense environment as interest rates plateau and the impact of inflationary pressures decreases. The Company continues to work with its management companies to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and a tight labor market. The Company will continue to evaluate and work with its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including evaluating staffing levels at its hotels to maximize efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the three months ended June 30, 2024 and 2023 was $21.9 million and $20.0 million, respectively, or 5.6% and 5.5% of total revenue for the respective periods. For the six months ended June 30, 2024 and 2023, property taxes, insurance and other expense totaled $42.9 million and $39.7 million, respectively, or 6.0% and 5.9% of total revenue for the respective periods. While real estate taxes and insurance premiums were relatively stable overall from the second quarter of 2023 to the second quarter of 2024, an increase in casualty insurance premiums effective April 2023 impacted the comparison between the first halves of 2023 and 2024.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2024 and 2023 was $11.1 million and $12.1 million, respectively, or 2.8% and 3.3% of total revenue for the respective periods. For the six months ended June 30, 2024 and 2023, general and administrative expense was $21.6 million and $23.6 million, respectively, or 3.0% and 3.5% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The decreases in general and administrative expense for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were primarily due to decreased accruals for anticipated performance under the Company’s executive incentive compensation plan, partially offset by increased payroll and related benefit costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $47.7 million and $46.0 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation and amortization expense was $94.5 million and $91.9 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The increases of approximately $1.7 million and $2.6 million for the three and six months ended June 30, 2024, as compared to the same periods in 2023, were primarily due to the acquisitions of six hotels and one free-standing parking garage in 2023 and two hotels in the first half of 2024, as well as renovations completed throughout 2023 and the first half of 2024, partially offset by the sale of three hotels in the first half of 2024.

Interest and Other Expense, net

Interest and other expense, net for the three months ended June 30, 2024 and 2023 was $19.4 million and $17.5 million, respectively. For the six months ended June 30, 2024 and 2023, interest and other expense, net was $36.7 million and $33.5 million, respectively. Interest and other expense, net for the six months ended June 30, 2024 and 2023, is net of approximately $0.6 million and $0.7 million, respectively, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the three and six months ended June 30, 2024 increased compared to the same periods of 2023 as a result of higher average borrowings associated with variable-rate debt and higher average interest rates on the Company's variable-rate debt due to the high inflationary environment within the current economy. The Company anticipates interest expense for the remainder of 2024 will be greater than the interest expense for the same period of 2023 as a result of higher borrowings under the Revolving Credit Facility to finance recent acquisitions, share repurchases and to repay maturing secured debt obligations, and a decrease in the amount of variable-rate debt that is fixed by interest rate swaps. The proportion of fixed-rate debt will continue to decrease in the remainder of 2024, as the Company has three interest rate swaps in effect on $150.0 million of variable-rate debt that mature during the remainder of 2024, in addition to the three interest rate swaps that were in effect on $135.0 million of variable-rate debt that matured in the first half of 2024. If the Company replaces expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$73,931	$65,289	$127,981	$98,212
Depreciation of real estate owned	46,952	45,229	93,011	90,371
Gain on sale of real estate	(449)	-	(18,215)	-
Funds from operations	120,434	110,518	202,777	188,583
Amortization of finance ground lease assets	760	760	1,519	1,519
Amortization of favorable and unfavorable operating leases, net	102	85	204	182
Non-cash straight-line operating ground lease expense	33	36	69	74
Modified funds from operations	$121,329	$111,399	$204,569	$190,358

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

The Company further excludes actual corporate-level general and administrative expense for the Company as well as Adjusted EBITDAre from the non-hotel property from Adjusted EBITDAre (Adjusted Hotel EBITDA) to isolate property-level operational performance over which the Company’s hotel operators have direct control. The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance and it is used by management to measure the performance of the Company’s hotels and effectiveness of the operators of the hotels.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$73,931	$65,289	$127,981	$98,212
Depreciation and amortization	47,715	45,994	94,538	91,900
Amortization of favorable and unfavorable operating leases, net	102	85	204	182
Interest and other expense, net	19,370	17,499	36,679	33,503
Income tax expense	214	241	470	561
EBITDA	141,332	129,108	259,872	224,358
Gain on sale of real estate	(449)	-	(18,215)	-
EBITDAre	140,883	129,108	241,657	224,358
Non-cash straight-line operating ground lease expense	33	36	69	74
Adjusted EBITDAre	140,916	129,144	241,726	224,432
General and administrative expense	11,065	12,100	21,649	23,561
Adjusted EBITDAre from non-hotel property (1)	(301)	-	(1,902)	-
Adjusted Hotel EBITDA	$151,680	$141,244	$261,473	$247,993

(1)
Non-hotel property only includes the results of one hotel in New York, New York that was leased to a third-party hotel operator. The Company is in the process of removing the operator from possession of the hotel. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA starting in the second half of 2023.

Hotels Owned

As of June 30, 2024, the Company owned 224 hotels with an aggregate of 30,068 guest rooms located in 37 states and the District of Columbia. The following tables summarize the number of hotels and guest rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Guest Rooms
Hilton Garden Inn	40	5,593
Hampton	36	4,831
Courtyard	35	4,982
Residence Inn	30	3,695
Homewood Suites	29	3,291
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,463
TownePlace Suites	9	931
Embassy Suites	4	770
AC Hotels	4	702
Hyatt Place	3	411
Marriott	2	619
Hyatt House	2	264
Aloft Hotels	1	157
Total	224	30,068

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Guest Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
California	26	3,722
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	4	479
Iowa	3	301
Kansas	3	320
Kentucky	1	156
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
Nevada	1	300
New Jersey	5	629
New York	3	346
North Carolina	7	799
Ohio	3	406
Oklahoma	4	545
Oregon	1	243
Pennsylvania	4	525
South Carolina	5	590
Tennessee	11	1,337
Texas	27	3,328
Utah	6	919
Virginia	11	1,667
Washington	4	636
Wisconsin	2	438
Washington, D.C.	1	234
Total	224	30,068

The following table summarizes the location, brand, manager, date acquired or completed and number of guest rooms for each of the 224 hotels and the non-hotel property that the Company owned as of June 30, 2024. As noted below, 14 of the Company’s properties are subject to ground leases and 15 of its hotels are encumbered by mortgages securing associated loan obligations.

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	122
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Chartwell	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Chartwell	9/1/2016	95
Davenport	IA	Hampton	Chartwell	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Wichita	KS	Courtyard	Chartwell	3/1/2014	90
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166	(1)
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft Hotels	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178	(1)
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Crescent	12/27/2023	300	(4)
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	(non-hotel)	N/A	3/1/2014	-	(2) (3)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Knoxville	TN	TownePlace Suites	McKibbon	9/1/2016	97
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Hilton Garden Inn	HHM	11/2/2010	117
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(1)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(1)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Madison	WI	Embassy Suites	Raymond	6/20/2024	262
Washington, D.C.	-	AC Hotels	HHM	3/25/2024	234
Total					30,068

(1)
Hotel is encumbered by mortgage.
(2)
Property is subject to ground lease.
(3)
In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 guest rooms. Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease and transfer of possession to the operator, this property has been excluded from the Company’s hotel and guest room counts since May 2023 and is considered a non-hotel property. The Company has terminated the lease for failure to make lease payments timely, and in April 2024 commenced legal proceedings to remove the operator from possession of the hotel. The Company intends to enforce its rights under the lease and transition management of the hotel to a third-party manager, however, the removal process is still ongoing and the timing of the resolution of this matter and the transition of management operations cannot be predicted at this time.
(4)
In the second quarter of 2024, the property converted a meeting room into a guest room, increasing the number of guest rooms from 299 at acquisition to 300 as of June 30, 2024.

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

As of June 30, 2024, the Company had $1.5 billion of total outstanding debt consisting of $278.5 million of mortgage debt and $1.3 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of June 30, 2024, the Company had available corporate cash on hand of approximately $7.2 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $481 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of June 30, 2024.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s debt agreements as of June 30, 2024.

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

In connection with the Company’s current shelf registration statement, on February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under the ATM Program. No shares were sold under the Company’s ATM Program during the three and six months ended June 30, 2024 and no common shares were sold during the six months ended June 30, 2024 under the Prior ATM Program, which was terminated in February 2024 in connection with the commencement of the current ATM Program. During the year ended December 31, 2023, the Company sold approximately 12.8 million common shares under the Prior ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company plans to use future net proceeds from the sale of shares under the ATM Program for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

Capital Uses

The Company anticipates that cash flow from operations, availability under its Revolving Credit Facility, additional borrowings, and proceeds from hotel dispositions and equity offerings will be adequate to meet its anticipated liquidity requirements, including share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, cash management activities and required distributions to shareholders.

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. On June 18, 2024, the Company declared a monthly cash distribution of $0.08 per common share, paid on July 15, 2024, to shareholders of record as of June 28, 2024. For the three and six months ended June 30, 2024, the Company paid distributions of $0.24 and $0.53 per common share, respectively, for a total of $58.0 million and $128.2 million, respectively. Subsequent to quarter end, on July 18, 2024, the Company declared a monthly cash distribution of $0.08 per common share, payable on August 15, 2024 to shareholders of record as of July 31, 2024.

The Company's current annual distribution rate, payable monthly, is $0.96 per common share. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. While management currently expects monthly cash distributions to continue at $0.08 per common share, any distribution will be subject to approval of the Company’s Board of Directors, and there can be no assurance of the classification, timing or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company or to the extent required to maintain the Company’s REIT status. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a real estate investment trust. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2024, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $335.4 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the six months ended June 30, 2024, the Company purchased, under its Share Repurchase Program, approximately 1.1 million of its common shares at a weighted-average market purchase price of approximately $14.35 per common share for an aggregate purchase price of approximately $15.5 million, including commissions. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of June 30, 2024, approximately $320.0 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment, based on a percentage of gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2024, the Company held approximately $28.6 million in reserves related to these properties. During the six months ended June 30, 2024, the Company invested approximately $32.6 million in capital expenditures. The Company anticipates spending approximately $75 million to $85 million during 2024, which includes various comprehensive renovation projects for approximately 20 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

As of June 30, 2024, the Company had approximately $220.6 million of principal and interest payments due on its debt over the next 12 months. Included in this total is an $85.0 million term loan which was scheduled to mature on July 25, 2024, but was amended on July 17, 2024, to increase the amount of the term loan facility to $130 million and to extend the maturity date to July 25, 2026. The amount due over the next twelve months also includes a mortgage loan of approximately $19.9 million that matures in the third quarter of 2024 and two mortgages totaling $34.3 million that mature in the second quarter of 2025. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using funds from operations, borrowings under its Revolving Credit Facility and/or proceeds from new financing, available credit extensions under its unsecured credit facilities or refinancing the maturing debt. The Company may also pursue amendments with its lenders to extend the maturity date of any expiring loans. Interest expense related to the Company’s unsecured credit facilities is expected to be higher over the next 12 months than it was during the previous 12 months as a result of increased borrowings under the Company’s Revolving Credit Facility and a decrease in the amount of the Company’s variable-rate debt that is fixed by interest rate swaps. The proportion of fixed-rate debt will continue to decrease over the next 12 months, as the Company has six interest rate swaps in effect on $300.0 million of variable-rate debt that mature during the next 12 months in addition to the three interest rate swaps that were in effect on $135.0 million of variable-rate debt that matured in the first half of 2024. If the Company replaces expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements. See Note 4 titled “Debt” and Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements

and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more detail regarding future maturities of the Company’s debt instruments and interest rate swap agreements as of June 30, 2024.

Purchase Contract Commitments

As of June 30, 2024 the Company had one outstanding contract, which was entered into during May 2023, for the potential purchase of a hotel in Nashville, Tennessee for an expected purchase price of approximately $98.2 million. The hotel is under development and is currently planned to be completed and opened for business in late 2025, as a 260-guest-room Motto. As of June 30, 2024, a $1.1 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

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

Subsequent Events

On July 15, 2024, the Company paid approximately $19.3 million, or $0.08 per common share, in distributions to shareholders of record as of June 28, 2024.

On July 18, 2024, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on August 15, 2024, to shareholders of record as of July 31, 2024.

On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing, extended the maturity date to July 25, 2026 and the interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027.

During the first half of July 2024, the Company purchased, under its Share Repurchase Program, approximately 0.5 million of its common shares, at a weighted-average market purchase price of approximately $14.18 per common share, for an aggregate purchase price of approximately $7.6 million, including commissions. As of July 31, 2024, approximately $312.3 million remained available for purchase under the Share Repurchase Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of June 30, 2024, after giving effect to interest rate swaps, as described below, approximately $454.0 million, or approximately 29% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of June 30, 2024, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $4.5 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of June 30, 2024, the Company’s variable-rate debt consisted of its unsecured credit facilities, including borrowings outstanding under its Revolving Credit Facility and $970.0 million of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of June 30, 2024, the Company had 11 interest rate swap agreements that effectively fix the interest payments on approximately $685.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from July 2024 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of June 30, 2024.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at June 30, 2024. All dollar amounts are in thousands.

	July 1 - December 31, 2024	2025	2026	2027	2028	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$109,050	$295,140	$243,649	$278,602	$334,066	$281,948	$1,542,455	$1,501,746
Average interest rates (1)	5.0%	5.2%	5.4%	5.3%	4.7%	3.9%

Variable-rate debt:
Maturities	$85,000	$225,000	$169,000	$275,000	$300,000	$85,000	$1,139,000	$1,137,042
Average interest rates (1)	5.3%	5.6%	5.9%	5.9%	5.2%	3.6%

Fixed-rate debt:
Maturities	$24,050	$70,140	$74,649	$3,602	$34,066	$196,948	$403,455	$364,704
Average interest rates	4.1%	4.0%	4.0%	4.1%	4.1%	4.1%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the second quarter of 2024.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2024	-	-	-	$335,446
May 1 - May 31, 2024	278,992	$14.31	278,992	$331,450
June 1 - June 30, 2024	798,813	$14.36	798,813	$319,970
Total	1,077,805		1,077,805

(1)
Represents amount outstanding under the Company’s authorized $335.4 million Share Repurchase Program. This program, which was announced in 2015 and most recently extended in May 2024, may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Documents
3.1

Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed August 6, 2018)

3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed May 18, 2020)

10.1	Apple Hospitality REIT, Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed May 28, 2024)

10.2	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed May 28, 2024)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.3	Certification of the Company’s Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1

Certification of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: August 5, 2024
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: August 5, 2024
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: August 5, 2024
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)