Form 10-K
period 2024-12-31
Apple Hospitality REIT, Inc.
filed 2025-02-24
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $3,268,935,196 as of June 30, 2024.

The number of common shares outstanding on February 18, 2025 was 239,770,392.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 19, 2025.

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

Item 1. Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company has elected to be treated as a REIT for U.S. federal income tax purposes. As of December 31, 2024, the Company owned 221 hotels with an aggregate of 29,764 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia (“D.C.”), including two hotels with a total of 206 guest rooms classified as held for sale, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025. The Company also owns one property leased to third parties. As of December 31, 2024, substantially all of the Company’s hotels operated under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

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

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. Due to their efficient operating model and strong consumer preference, the Company concentrates on the acquisition of rooms-focused hotels. The Company’s acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage revenue and expenses by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper midscale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company’s December 31, 2024 closing share price) ratio at December 31, 2024 of 28.5%, the Company is not only positioned to opportunistically consider investments that further improve shareholder value, but management believes it is equipped to address developments caused by adverse economic environments.

Hotel Operating Performance

As of December 31, 2024, the Company owned 221 hotels with a total of 29,764 guest rooms, including two hotels with a total of 206 guest rooms classified as held for sale, as compared to 225 hotels with a total of 29,900 guest rooms as of December 31, 2023. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2024 and 2023. During 2024, the Company acquired two hotels and sold six hotels. During 2023, the Company acquired six hotels and did not dispose of any hotels. In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 guest rooms (“non-hotel property”). Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease and transfer of possession to the operator, this property has been excluded from the Company’s hotel and guest room counts since May 2023. Results of the hotel operations for this property are included only for the period prior to the lease agreement becoming effective in May 2023. The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2024	2023	Percent Change
ADR	$158.01	$155.76	1.4%
Occupancy	75.0%	74.2%	1.1%
RevPAR	$118.54	$115.60	2.5%

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for the Company’s 219 hotels owned and held for use as of December 31, 2024 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 219 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2024	2023	Percent Change
ADR	$158.94	$158.09	0.5%
Occupancy	75.1%	74.4%	0.9%
RevPAR	$119.36	$117.67	1.4%

Hotel performance is impacted by many factors, including the economic conditions in the U.S. and in each individual locality. Economic indicators in the U.S. have generally been stable throughout 2024. As a result, the Company’s revenue and operating results have modestly improved during the year ended December 31, 2024, compared to the year ended December 31, 2023, which is consistent with the overall lodging industry. The Company expects low single digit RevPAR growth for its Comparable Hotels for 2025 as compared to 2024, which is comparable to broader industry expectations. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Recent Investing Activities

Acquisitions and Contracts for Potential Acquisitions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2024, the Company acquired two hotels for an aggregate purchase price of $196.3 million: an existing 234-guest-room AC Hotel in Washington, D.C. and a 262-guest-room Embassy Suites in Madison, Wisconsin that was purchased at the completion of development. The Company utilized proceeds from the sale of properties and borrowings under its $650 million revolving credit facility with an initial maturity date of July 25, 2026 (the “Revolving Credit Facility”) to fund these acquisitions. The Company plans to utilize its available cash, net proceeds from the sale of shares under the ATM program (as defined below), proceeds from the sales of properties or borrowings under its unsecured credit facilities for any future hotel acquisitions. See Note 4 title “Debt”

of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s unsecured credit facilities.

As of December 31, 2024, the Company had one outstanding contract, which was entered into during May 2023, for the potential purchase of a hotel in Nashville, Tennessee for an expected purchase price of approximately $98.2 million. The hotel is under development and is currently planned to be completed and opened for business in late 2025, as a 260-guest-room Motto. As of December 31, 2024, a $1.1 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

Dispositions and Contracts for Potential Dispositions

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the year ended December 31, 2024, the Company sold six hotels in five separate transactions with unrelated parties for a combined gross sales price of approximately $63.4 million, resulting in a combined gain on the sales of approximately $19.7 million, net of transaction costs. The Company used a portion of the net proceeds from the sale of two of the hotels to complete a like-kind exchange, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the acquisition of the AC Hotel in Washington, D.C., which was completed in March 2024. The net proceeds from the sale of the other four hotels were used for share repurchases and general corporate purposes. As of December 31, 2024, the Company had outstanding contracts to sell two of its hotels, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025 to a separate unrelated third party, for a combined gross sales price of approximately $21.0 million. The net proceeds from the sale of both hotels are expected to be used for general corporate purposes.

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

Share Repurchases

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. In May 2024, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $335.4 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2024, the Company purchased, under its Share Repurchase Program, approximately 2.4 million of its common shares at a weighted-average market purchase price of approximately $14.16 per common share for an aggregate purchase price, including commissions, of approximately $34.7 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2024, approximately $300.8 million remained available for purchase under the Share Repurchase Program.

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

Management and Franchise Agreements

Substantially all of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2024, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Guest Rooms
Hilton Garden Inn	39	5,476
Hampton	36	4,831
Courtyard	34	4,892
Residence Inn	30	3,695
Homewood Suites	29	3,291
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	9	1,463
TownePlace Suites	8	834
Embassy Suites	4	770
AC Hotels	4	702
Hyatt Place	3	411
Marriott	2	619
Hyatt House	2	264
Aloft Hotels	1	157
Total	221	29,764

Each of the Company’s 221 hotels owned as of December 31, 2024 is operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, upon sale of the property, or without cause. As of December 31, 2024, approximately 82% of the Company’s hotels operated under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.

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

Hotel Maintenance and Renovation

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company’s hotels have a periodic need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2024, 2023 and 2022, the Company’s capital improvements for its hotels were approximately $78.3 million, $76.8 million and $61.7 million, respectively. During 2025, the Company anticipates investing approximately $80 million to $90 million in capital improvements, which includes comprehensive renovation projects for approximately 20 properties.

Financing

The Company’s principal short-term sources of liquidity are the operating cash flows generated from the Company’s properties and availability under its Revolving Credit Facility. Depending on market conditions, over the long term, the Company may also receive proceeds from strategic additional secured and unsecured debt financing, dispositions of its hotel properties or issuance of common shares through equity offerings, such as through the Company’s at-the-market offering program described below. The Company anticipates that funds from these sources will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, share repurchases, capital improvements, debt service, hotel acquisitions, lease commitments, and cash management activities. However, macroeconomic pressures, including inflation, increases in interest rates and general market uncertainty, could affect the Company’s ability to raise debt or equity capital to fund long-term liquidity requirements in a cost-effective manner.

On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing, and extended the maturity date to July 25, 2026. The interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027.

As of December 31, 2024, the Company had approximately $1.5 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 4.71%, consisting of approximately $254.3 million in outstanding mortgage debt secured by 14 properties, with maturity dates ranging from April 2025 to May 2038 and stated interest rates ranging from 3.40% to 4.46%, and approximately $1.2 billion in outstanding debt under its unsecured credit facilities with maturity dates ranging from August 2025 to March 2030 and effective interest rates, including the effect of interest rate swaps, ranging from 2.61% to 6.13%.

The Company’s unused borrowing capacity under its Revolving Credit Facility as of December 31, 2024 was $567.5 million, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate purposes, including the payment of distributions to shareholders. The Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company's December 31, 2024 closing share price) ratio as of December 31, 2024 was 28.5%. The Company intends to maintain staggered maturities of its debt when possible, utilize unsecured debt when available and fix the rate on a portion of its debt. All of these strategies reduce shareholder risk related to the Company’s financing structure.

See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2024 and a summary of the financial and restrictive covenants as defined in the credit agreements.

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s shelf registration statement. During the year ended December 31, 2024, the Company did not sell any common shares under the ATM Program, and no common shares were sold during the year ended December 31, 2024 under the previous $300 million at-the-market offering program (the “Prior ATM Program”), which was terminated in February 2024 in connection with the commencement of the current ATM Program. During the year ended December 31, 2023, the Company sold approximately 12.8 million shares under the Prior ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under the Revolving Credit Facility, for acquisitions of hotel properties and for general corporate purposes. As of December 31, 2024, approximately $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Distribution Policy

The Company plans to continue to pay distributions on a monthly basis, with distributions based on anticipated cash generated from operations. The Company attempts to set a rate that can be consistent over a period of time as it forecasts its cash available from operations. The Company’s annualized distribution rate was $0.96 per common share at December 31, 2024. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2024, the Board of Directors approved a special cash distribution of $0.05 per common share for a combined distribution of $0.13 per common share, paid in January 2025, to shareholders of record as of December 31, 2024. While management expects monthly cash distributions to continue, each distribution is subject to approval by the Company’s Board of Directors and there can be no assurance of the classification, timing or duration of distributions at the current distribution rate. The Company’s Board of Directors, in consultation with management, will continue to monitor hotel operations and the timing and level of distributions in relation to the Company’s other cash requirements or in order to maintain its REIT status for U.S. federal income tax purposes. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions as necessary to maintain its REIT status. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy and may need to reduce its distributions to required levels to maintain its REIT status. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Insurance

The Company maintains insurance coverage for general liability, property, business interruption, cyber threats and other risks with respect to all of its hotels either under insurance policies obtained by the Company or by its third-party managers. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties and risks in similar locations. However, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.

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

The Company’s Corporate Responsibility Report, issued in December 2024, provides further detail of the Company’s environmental, social and governance progress, and can be found on the Company’s website at www.applehospitalityreit.com. The contents of the Company’s Corporate Responsibility Report are not incorporated by reference into this Annual Report on Form 10-K and do not form a part of this Form 10-K.

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

Human Capital

The Company believes that each of its 65 team members (as of December 31, 2024) plays a vital role in the success of the organization. The Company believes the physical and mental health, safety and well-being of its employees, the associates at its hotels and its hotel guests are critical to the continued success of its business. The Company aims to provide an inspiring, diverse, equitable and inclusive work environment where employees feel valued, empowered and encouraged to make positive differences within the Company and throughout their communities, with a belief that the most successful management provides clear leadership while empowering the team to make timely and responsible decisions and to take actions necessary to achieve exceptional operating results. The Company is committed to the health and safety of its employees and does not tolerate violence, discrimination or harassment in the workplace.

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

The Company is committed to working safely and maintaining a safe workplace in compliance with cleanliness guidelines set forth by the Centers for Disease Control and Prevention (CDC), and in compliance with applicable Occupational Safety and Health Administration (OSHA) standards.

The Company has implemented various initiatives to ensure the Company remains inclusive, equitable and supportive for all, including a formal online training program that all employees of the Company are required to complete annually for the prevention of discrimination and harassment in the workplace.

During 2024, all employees involved in the day-to-day operation of the Company’s hotels were employed by one of 16 third-party management companies engaged pursuant to the hotel management agreements.

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
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism and acts of war, travel-related health concerns, including widespread outbreaks of infectious or contagious diseases in the U.S. and the related impacts such as the Company experienced in connection with the COVID-19 pandemic, inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires, and government shutdowns, airline strikes or equipment failures, or other disruptions;
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
•
increases in operating costs, including ground lease payments, renovation projects, property and casualty insurance, utilities and real estate and personal property taxes, due to inflation, climate change, supply chain disruptions, tariffs, natural disasters, regulatory compliance and other factors that may not be offset by increases in room rates or room revenue;
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
•
business interruptions, regulatory costs, financial loss and equipment loss due to cyber-attacks and other technological events;
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

The performance of the lodging industry has historically been highly cyclical and closely linked to the performance of the general economy both nationally and within local markets in the U.S. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions may lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. An economic downturn or prolonged economic recession, including lower GDP growth, corporate earnings, consumer confidence, employment rates, income levels and personal wealth, may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels, significantly reduced room rates, and declines in RevPAR. The Company cannot predict the pace or duration of an economic recession or cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or there is an extended period of economic weakness, the Company’s revenue and profitability could be adversely affected. Furthermore, even if the economy in the U.S. improves, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically, where the Company’s properties are located.

In addition, many of the expenses associated with the Company’s business, including certain personnel costs, interest expense, ground leases, property taxes, insurance and utilities, are relatively fixed. These hotel operating expenses generally do not decrease when hotel revenues decrease, and some expenses, such as wages, utilities and insurance, have increased and may continue to increase due to factors unrelated to hotel operating performance, such as inflation rates, events impacting insurance markets unrelated to the Company’s hotels and adverse weather conditions increasing variable utility rates. During a period of overall economic weakness, if the Company is unable to meaningfully decrease these costs as demand for its hotels decreases, or increase room rates to account for higher than expected costs, the Company’s business operations and financial performance may be adversely affected.

The Company is affected by restrictions in, and compliance with, its franchise and license agreements.

The Company’s wholly-owned taxable REIT subsidiaries (“TRSs”) (or subsidiaries thereof) operate substantially all of its hotels pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system. The Company has been and, in the future, may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. In addition, as the Company’s franchise and license agreements expire, the Company may not be able to renew them on favorable terms, or at all. If the Company were to lose or was unable to renew a franchise or license agreement, the Company would be required to re-brand or de-flag the hotel, which could result in a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm to the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same brand. Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

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

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels. As a result, the Company has entered into management agreements with third-party managers to operate its hotels. For this reason, the Company’s ability to direct and control how its hotels are operated is less than if the Company were able to manage its hotels directly. Under the terms of the hotel management agreements, the Company’s ability to participate in operating decisions regarding its hotels is limited to certain matters, and it does not have the authority to require any hotel to be operated in a particular manner (for instance, setting room rates). The Company does not supervise any of the hotel managers or their respective personnel on a day-to-day basis. The Company cannot be assured that the hotel managers will manage its hotels in a manner that is consistent with their respective obligations under the applicable management agreement or the Company’s obligations under its hotel franchise agreements. The Company could be materially and adversely affected if any of its third-party managers fail to effectively manage revenues and expenses, provide quality services and amenities, secure its data and systems, timely and accurately report financial results, or otherwise fail to manage its hotels in its best interest, and may be financially responsible for the actions and inactions of the managers. In certain situations, based on the terms of the applicable management agreement, the Company or manager may terminate the agreement. In the event that any of the Company’s management agreements are terminated, the Company can provide no assurance that it could identify a replacement manager, that the franchisor will consent to the replacement manager in a timely manner, or at all, or that the replacement manager will manage the hotel successfully. A failure by the Company’s hotel managers to successfully manage its hotels could lead to an increase in its operating expenses, a decrease in its revenues, or both and have a material adverse effect on the Company.

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

Labor shortages and increased labor costs could cause significant increases to the Company’s operating costs and decreases to the Company’s operating income.

The Company’s third-party hotel managers are responsible for hiring and maintaining the labor force at each of the Company’s hotels. Although the Company does not directly employ or manage employees at its hotels, the Company is still subject to many of the costs and risks generally associated with the hotel labor force. Labor costs can increase due to many factors, including but not limited to, a shortage of hospitality workers, increased dependence on contract workers, increased wages and employee benefit costs, changes in laws and regulations, increased labor turnover and increases in a unionized labor force. Significant labor shortages could prohibit the Company’s hotels from operating at full capacity which could result in a decrease in operating revenues. An increased exposure to a unionized labor force could lead to labor disputes, causing higher labor costs, either by increases in wages or benefits or by changes in local labor regulations that raise hotel operating costs. The Company has experienced, and may in the future experience, increased costs due to these factors.

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

As of December 31, 2024, 14 of the Company’s properties were subject to ground leases, not including the Company’s three parking lot ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these properties. If the Company is found to be in breach of a ground lease, it could lose the right to use the property. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a property due to a breach or non-renewal of a ground lease, it would be unable to derive income from such property. Finally, the Company may not be permitted to sell or finance a property subject to a ground lease without the consent of the lessor.

The Company may not be able to complete hotel dispositions when and as anticipated.

The Company continually monitors the profitability, market conditions, and capital requirements of its hotels and attempts to maximize shareholder value by timely disposal of its hotels. Real estate investments are, in general, relatively difficult to sell due to, among other factors, the size of the required investment and the volatility in availability of adequate financing for a potential buyer. This illiquidity will tend to limit the Company’s ability to promptly vary its portfolio in response to changes in economic or other conditions. Additionally, factors specific to an individual property, such as its specific market and operating performance, restrictions in franchise and management agreements, debt secured by the property, a ground lease, or capital expenditure needs may further increase the difficulty in selling a property. Therefore, the Company cannot predict whether it will be able to sell any hotels on acceptable terms, or at all. In addition, provisions of the Code relating to REITs impose certain limits on the number of hotels the Company may sell in a calendar year.

Real estate impairment losses may adversely affect the Company’s financial condition and results of operations.

As a result of changes in an individual hotel’s operating results or to the Company’s planned hold period for a hotel, the Company may be, and has been, required to record an impairment loss for a property. The Company analyzes its hotel properties individually for indicators of impairment throughout the year. The Company records an impairment loss on a hotel property if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective property over its estimated remaining useful life, based on historical and industry data, is less than the property’s carrying amount. Indicators of impairment include, but are not limited to, a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.

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

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use, and has used, financing to acquire properties, perform renovations to its properties, or make shareholder distributions or share repurchases in periods of fluctuating income from its properties. The credit markets have historically been volatile and subject to increased regulation, and as a result, the Company may not be able to obtain debt financing to meet its cash requirements, including refinancing any scheduled debt maturities, which may adversely affect its ability to execute its business strategy. If the Company refinances debt, such refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced. If the Company is unable to refinance its debt, it may be forced to dispose of hotels or issue equity at inopportune times or on disadvantageous terms, which could result in higher costs of capital.

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

The Company’s existing indebtedness, whether secured by mortgages on certain properties or unsecured, contains, and indebtedness that the Company may enter into in the future likely will contain, customary covenants that may restrict the Company’s operations and limit its ability to enter into future indebtedness. In addition, the Company’s ability to borrow under its unsecured credit facilities is subject to compliance with its financial and other covenants, including, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company’s failure to comply with the covenants in its existing or future indebtedness, or its inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in increased interest rates and the acceleration of the debt, requiring the Company to repay such debt with capital obtained from other sources, which may not be available to the Company or may only be available on unfavorable terms.

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

Pandemics, such as COVID-19, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the measures taken to prevent the spread or lessen the impact, have caused and, may in the future cause, a material disruption to the hotel industry or the economy as a whole. COVID-19 and its variants disrupted the industry and dramatically reduced business and impacted leisure travel from March 2020 into 2022, which disrupted the Company’s business and had a significant adverse effect, and a similar outbreak could, in the future, significantly adversely impact and disrupt its business, financial performance and condition, operating results and cash flows. Additional factors that have negatively impacted or may in the future negatively impact the Company’s ability to operate successfully as a result of a pandemic, include, among others:

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

Moreover, many risk factors set forth in this Annual Report on Form 10-K would be heightened as a result of another potential pandemic. The full extent of the impact of a future pandemic on the Company’s business is largely uncertain and dependent on a number of factors beyond its control, and the Company is not able to estimate with any degree of certainty the effect a future pandemic or measures intended to curb its spread could have on the Company’s business, results of operations, financial condition, and cash flows.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology from cyber-attacks or other events could harm the Company’s business.

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential employee, operator and customer information, such as personally identifiable information, including information relating to payroll and financial accounts. The Company’s corporate information technology systems are not used to process business transactions with its guests and those systems currently have no connectivity to hotel and/or third-party management and brand technology platforms. A number of hotels, hotel management companies, and brands have been subject to successful cyber-attacks, including those seeking guest credit card information. Moreover, the risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The safety and security measures taken by the Company and its hotel managers, third-party vendors and franchisors have not been, and in the future may not be, able to completely prevent damage to the systems, the systems’ improper functioning, or the improper access or disclosure of personally identifiable information.

Cybersecurity incidents, whether through physical or electronic break-ins, cyber-attacks, cyber intrusions or the deployment of ransomware over the Internet, malware, computer viruses, attachments to emails, social engineering or phishing schemes, have created and may in the future create system disruptions, shutdowns, deployment of ransomware, theft of the Company’s data, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, interfere with the Company’s ability to comply with financial reporting requirements, damage the reputations of the Company, the Company’s hotel managers or franchisors, and subject the Company to liability claims or regulatory penalties that may not be fully covered by insurance, all of which could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company has incurred, and will continue to incur, expenses to comply with data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase the Company’s cost of compliance and operation, limit its ability to grow its business or otherwise harm its business. In addition, unauthorized disclosure or loss of personally identifiable information or confidential or proprietary information could result in damage to the Company or the hotel management company’s reputation, a loss of confidence among hotel guests, reputational harm for the Company’s hotels, legal liability, potential litigation, and increased regulatory oversight, including governmental investigations, enforcement actions, and regulatory fines, investigatory costs and costs to comply with notification and monitoring requirements. The Company has processes in place to deter, detect and report cybersecurity incidents but there can be no guaranty that those processes will be successful in preventing every attempted intrusion or attack. While the Company is not aware of any cybersecurity incidents that have materially affected it as of December 31, 2024, there can be no guarantee that the Company will not be the subject of future attacks, threats or incidents, that may have a material impact on its business strategy, results of operations or financial condition. While the Company maintains cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, the Company may be unable to retain or obtain cybersecurity insurance in amounts and on terms it views as adequate for its operations.

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains comprehensive insurance coverage for general liability, property, business interruption, cyber threats and other risks with respect to all of its hotels either under insurance policies obtained by the Company or by its third-party managers. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available or at reasonable rates in the future. Also, various types of catastrophic losses, like earthquakes, hurricanes and other storms, wildfires, or certain types of terrorism, may not be insurable or may not be economically insurable for all or certain locations, and the Company has no control over these decisions by insurance carriers. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the hospitality industry as a whole. There also can be risks such as certain environmental hazards that may be deemed to fall outside of the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under the relevant policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel. Additionally, as a result of substantial claims, insurance carriers may reduce insured limits and/or increase premiums, if insurance coverage is provided at all, in the future. Property insurance premiums in the hotel industry generally have increased in recent years, and exposure to certain markets has resulted in increased costs. The Company has experienced, and may continue to experience, premium increases applicable to its portfolio.

The Company faces possible risks associated with the physical effects of, and laws and regulations related to, climate change.

The Company is subject to the risks associated with the physical effects of climate change, including more frequent or severe storms, extreme temperatures, droughts, wildfires, hurricanes, flooding, and utility outages, any of which could have a material adverse effect on the Company’s properties, operations and business. The markets in which the Company operates have experienced and may continue to experience increases in storm intensity and rising sea levels causing damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on the Company’s business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy and water at its properties. The federal government and some of the states and localities in which the Company operates have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions and may enact new laws in the future. Although these laws and regulations have not had any known material adverse effect on the Company to date, they could impact companies with which the Company does business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Climate change, and any future laws and regulations, or future interpretations of current laws and regulations, could have a material adverse effect on the Company.

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

Liabilities and costs associated with environmental contamination at or emanating from the Company’s hotel properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws and regulations could be material and could materially and adversely affect the Company. The Company can make no assurances that changes in current laws or regulations, or future laws or regulations, will not impose additional or new material environmental liabilities or that the current environmental condition of its hotels will not be affected by its operations, the condition of the properties in the vicinity of its hotels, or by third parties unrelated to the Company. The discovery of material environmental liabilities at its properties could subject the Company to unanticipated significant costs, which could significantly reduce or eliminate its profitability.

The Company may incur significant costs complying with various regulatory requirements, which could materially and adversely affect the Company.

The Company and its hotels are subject to various U.S. federal, state and local regulatory requirements. These requirements are wide-ranging and include among others, state and local fire and life safety requirements, state laws such as the California Climate

Corporate Data Accountability Act, and federal laws such as the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (“ADA”) and the Sarbanes-Oxley Act of 2002. Liabilities and costs associated with complying with these requirements are and could be material. If the Company fails to comply with these various requirements, it could incur governmental fines or private damage awards. In addition, existing requirements could change, and future requirements might require the Company to make significant unanticipated expenditures, which could have material and adverse effects on the Company.

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

Companies across industries face increasing scrutiny from various stakeholders on how they address a variety of Environmental, Social and Governance (“ESG”) matters. Potential and current employees, hotel brands, hotel management companies and vendors may consider these factors when establishing and extending business relationships and hotel guests may consider these factors when choosing a hotel. With this increased focus, public reporting regarding ESG practices has become more broadly expected. The Company summarizes its existing ESG programs in its annual Corporate Responsibility Report, which is available on its website. The focus on and activism around ESG and related matters may constrain business operations or cause the Company to incur additional costs. The Company may face reputational damage in the event the Company’s corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, if competitors outperform the Company in such metrics, potential or current investors may elect to invest with the Company’s competitors, and employees, hotel brands, hotel management companies, vendors and guests may choose not to do business with the Company, which could have a material and adverse impact on the Company’s financial condition, the market price of its common shares and ability to raise capital. Moreover, while the Company makes voluntary disclosures in its Corporate Responsibility Report regarding its ESG practices, certain disclosures are based on assumptions that may differ from actual results. In addition, the Company also will be required to make certain mandatory disclosures as California has instituted disclosure requirements that will be applicable to the Company and the SEC is currently evaluating potential new ESG disclosure and other requirements that would impact the Company. The Company anticipates incurring additional expenses and expending employee resources to comply with the disclosure mandates.

As the Company continues to invest in and focus on ESG practices that the Company believes are appropriate for its business, the Company could also be criticized by ESG detractors for the scope or nature of its initiatives or goals. The Company could be subjected to negative responses of governmental actors (such as anti-ESG legislation or retaliatory legislative treatment), hotel brands, hotel management companies and hotel guests, that could have a material adverse effect on the Company’s reputation, financial condition and results of operations.

The nature of the hotel business exposes the Company to litigation and claims that may result in costs and expenses that cannot be anticipated with any degree of certainty.

The Company is subject to various claims and litigation from guests, tenants, occupants, visitors, contractors and other individuals as a result of the operation of the Company’s hotels. The Company, as landlord, is also a party to certain lease, license and other occupancy agreements with third parties that have involved, and in the future may involve, the Company in claims, disputes, litigation and proceedings arising from, or related to, those agreements, including the failure to pay rent. The Company cannot predict when and how often these claims will arise nor can it predict the outcome or the cost to prosecute, resolve or defend against the claims. The nature of litigation is highly uncertain and, regardless of the outcome of any pending or threatened claims, the Company has and may in the future, incur legal and other costs, including the diversion of employee time and resources in responding to the claims, settlement expenses and loss of revenue. Although insurance may be available to cover some or all of the costs to defend and resolve these claims and the resulting litigation, it is possible that certain claims may not be covered by insurance or that the insurance coverage and policy limits may not be adequate to satisfy the expense, judgment, settlement or other resolution arising from the claims, which could result in substantial costs to the Company and adversely affect its financial position and results of operations. In addition, the frequency of claims and the outcome of litigation may affect the future availability or the cost of some of the Company’s insurance coverage, increasing its costs and exposing it to risks which could materially and adversely affect its financial results and cash flows.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes, including payroll taxes, taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, a 100% excise tax on any transactions with a TRS that are not conducted on an arm’s-length basis, and state or local income, franchise, property and transfer taxes. Moreover, if the Company has net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code), that income will be subject to a 100% tax. The Company could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain its qualification as a REIT. In addition, the Company’s TRSs will be subject to U.S. federal, state and local corporate income taxes on their net taxable income, if any. Any of these taxes would decrease cash available for other uses, such as the payment of the Company’s debt obligations and distributions to shareholders and may have a material adverse effect on the Company.

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

The Board of Directors will continue to evaluate the Company’s distribution policy in conjunction with the impact of the economy on its operations, actual and projected financial condition and results of operations, capital expenditure requirements and other factors, including those discussed in this Annual Report on Form 10-K. There can be no assurance that the Company will continue to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. For example, distributions may be suspended or distribution rates may be adjusted from time to time to a level determined to be prudent in relation to the Company’s other cash requirements. The Board of Directors evaluates the distribution rate on an ongoing basis and has made and may make changes at any time if it believes the rate is not appropriate based on REIT taxable income, limitations under financing arrangements, or other cash needs. A suspension of distributions or a reduction in the Company’s distribution rate could have a material adverse effect on the market price of the Company’s common shares.

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
•
public announcement by, and fluctuations in the stock price and operating results of, the Company’s competitors; and
•
the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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

Management and Board Oversight

The Company’s Board of Directors administers cybersecurity risk oversight primarily through its Audit Committee. The Board’s Audit Committee is tasked with oversight responsibility for the Company’s enterprise risk management program, including those related to cybersecurity and cyber risks. The Audit Committee receives regular reports from the Chief Financial Officer on, among other things: the Company’s cybersecurity risks and threats; the status of projects to strengthen the Company’s information security systems; internal and third-party assessments of the Company’s cybersecurity program; and the emerging cyber threat landscape. The Audit Committee also receives updates on cybersecurity incidents experienced by third-party business partners that may pose significant risk to the Company. The Audit Committee provides periodic reporting to the Board of Directors on cybersecurity matters. The Company’s IT and risk management departments report directly to the Chief Financial Officer and are directed to promptly report incidents to the Chief Financial Officer in accordance with the Company’s incident response plan. The Chief Financial Officer also apprises the Audit Committee of cybersecurity incidents consistent with the Company’s incident response procedures for more significant incidents and in the aggregate for less significant incidents.

Cybersecurity Risks

The Company faces a number of cybersecurity risks in connection with its business, although such risks have not materially affected the Company, including its business strategy, results of operations or financial condition, to date. While the Company is not aware of any cybersecurity incidents that have materially affected its business as of December 31, 2024, there can be no guarantee that the Company will not be the subject of future attacks, threats or incidents, that may have a material impact on its business strategy, results of operations or financial condition. Notwithstanding the extensive approach the Company takes to address cybersecurity, it may not be successful in preventing or mitigating all cybersecurity incidents or threats. For more information about the cybersecurity risks the Company faces, see the risk factor entitled “Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology from cyber-attacks or other events could harm the Company’s business” in Item 1A- Risk Factors.

Item 2. Properties

As of December 31, 2024, the Company owned 221 hotels with an aggregate of 29,764 guest rooms located in 37 states and the District of Columbia, including two hotels with a total of 206 guest rooms classified as held for sale, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and guest rooms by brand. The following table summarizes the number of hotels and guest rooms by state:

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Guest Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
California	26	3,722
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	4	479
Iowa	3	301
Kansas	2	230
Kentucky	1	156
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
Nevada	1	300
New Jersey	5	629
New York	3	346
North Carolina	7	799
Ohio	3	406
Oklahoma	4	545
Oregon	1	243
Pennsylvania	4	525
South Carolina	5	590
Tennessee	10	1,240
Texas	26	3,211
Utah	6	919
Virginia	11	1,667
Washington	4	636
Wisconsin	2	438
Washington D.C.	1	234
Total	221	29,764

The following table summarizes the location, brand, manager, date acquired or completed and number of guest rooms for each of the 221 hotels and the non-hotel property that the Company owned as of December 31, 2024. As noted below, 14 of the Company’s properties are subject to ground leases and 14 of its hotels are encumbered by mortgage notes.

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(3)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(3)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(3)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(3)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(3)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(2)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(2)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(2)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(2)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(2)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	122
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(2)

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(3)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(2)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221	(2)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(3)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(3)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(3)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(3)
Cedar Rapids	IA	Hampton	Chartwell	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Chartwell	9/1/2016	95
Davenport	IA	Hampton	Chartwell	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(2)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Indianapolis	IN	SpringHill Suites	HHM	11/2/2010	130	(4)
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(3)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(2)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft Hotels	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(2)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178	(2)
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(3)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Highgate	12/27/2023	300	(5)
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
New York	NY	(non-hotel)	N/A	3/1/2014	-	(3)(6)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Chattanooga	TN	Homewood Suites	LBA	3/1/2014	76	(7)
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Houston	TX	Marriott	Western	1/8/2010	206
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(2)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(3)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(2)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Madison	WI	Embassy Suites	Raymond	6/20/2024	262
Washington, D.C.	-	AC Hotels	HHM	3/25/2024	234
Total					29,764

(1)
The management companies are defined in Note 9 titled “Management and Franchise Agreements” in Part II, Item 8 in this Annual Report on Form 10-K.
(2)
Hotel is encumbered by mortgage.
(3)
Property is subject to ground lease.
(4)
Hotel was classified as held for sale as of December 31, 2024 and is expected to be sold to an unrelated party in the first quarter of 2025.
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
(7)
Hotel was classified as held for sale as of December 31, 2024 and was sold to an unrelated party in February 2025.

The Company’s investment in real estate as of December 31, 2024, consisted of the following (in thousands):

Land	$839,187
Building and improvements	5,064,866
Furniture, fixtures and equipment	610,062
Finance ground lease assets	102,084
Franchise fees	25,893
6,642,092
Less accumulated depreciation and amortization	(1,821,344)
Investment in real estate, net	$4,820,748

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2024 and February 18, 2025, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $15.35 and $15.38, respectively.

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

Total Return Performance
Apple Hospitality REIT, Inc.
S&P 500 Index
Dow Jones U.S. Real Estate Hotels Index
Index Value
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Value of Initial Investment at
Name	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Apple Hospitality REIT, Inc.	$100.00	$81.09	$101.70	$104.15	$116.97	$115.49
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones U.S. Real Estate Hotels Index	$100.00	$73.69	$84.40	$71.42	$81.91	$79.75

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

Shareholder Information

As of February 18, 2025, the Company had approximately 99 holders of record of its common shares and there were approximately 240 million common shares outstanding. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Distribution Information

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. For the years ended December 31, 2024 and 2023, the Company paid distributions of $1.01 and $1.04 per common share for a total of approximately $243.7 million and $238.3 million, respectively. The Company’s current annual distribution rate, payable monthly, is $0.96 per common share. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2024, the Board of Directors approved a special cash distribution of $0.05 per common share for a combined distribution of $0.13 per common share, paid in January 2025, to shareholders of record as of December 31, 2024. While management currently expects monthly cash distributions to continue at $0.08 per common share, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on certain items, including but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under U.S. federal income tax provisions for qualification as a REIT. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2024, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $335.4 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2024, the Company purchased, under its Share Repurchase Program, approximately 2.4 million of its common shares at a weighted-average market purchase price of approximately $14.16 per common share for an aggregate purchase price, including commissions, of approximately $34.7 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2024, approximately $300.8 million remained available for purchase under the Share Repurchase Program.

Additionally, during 2024, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan as described in Note 8 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

The following is a summary of all share repurchases during the fourth quarter of 2024:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2024	-	-	-	$300,794
November 1 - November 30, 2024	-	-	-	$300,794
December 1 - December 31, 2024 (2)	170,970	$16.05	-	$300,794
Total	170,970		-

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

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the 2024 Omnibus Incentive Plan (“2024 Omnibus Plan”), which provides for the issuance of up to 7.25 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the 2024 Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The Company’s Board of Directors previously adopted, and the Company’s shareholders approved, the 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”), which similarly provided for the issuance of common shares. In May 2024, the 2014 Omnibus Plan was terminated effective upon shareholder approval of the 2024 Omnibus Plan, and no further grants can be made under the 2014 Omnibus Plan, provided however, that the termination did not affect any outstanding incentive awards previously issued under the 2014 Omnibus Plan.

The Company’s Board of Directors previously adopted, and the Company’s shareholders approved, the non-employee directors’ stock option plan (the “Directors’ Plan”) to provide incentives to attract and retain directors. In May 2015, the Directors’ Plan was terminated effective upon the Listing, and no further grants can be made under the Directors’ Plan, provided however, that the termination did not affect any outstanding director option awards previously issued under the Directors’ Plan. All outstanding option awards under the Directors’ Plan expired in 2024.

The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3)
Equity compensation plans approved by security holders	80,563	$-	7,945,177
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	80,563	$-	7,945,177

(1)
Consists of 80,563 fully vested deferred stock units, including quarterly distributions earned, under the Non-Employee Director Deferral Program that are not included in the calculation of the weighted-average exercise price of outstanding options.
(2)
As of December 31, 2024, there are no outstanding exercisable securities, therefore, there is no weighted-average exercise price of outstanding securities.

(3)
Includes 7,248,900 shares available under the 2024 Omnibus Plan and an estimated 696,277 shares as of December 31, 2024, that were subject to outstanding awards (which includes an estimated number of common shares based on “target” performance with respect to February 2024 awards authorized under the 2014 Omnibus Plan in February 2024, which were outstanding but not yet earned) under the 2014 Omnibus Plan which was terminated in May 2024 upon shareholder approval of the 2024 Omnibus Plan.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of December 31, 2024, the Company owned 221 hotels with an aggregate of 29,764 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia, including two hotels with a total of 206 guest rooms classified as held for sale, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, in 2024, the Company acquired two hotels for an aggregate purchase price of $196.3 million: an existing 234-guest-room AC Hotel in Washington, D.C. and a 262-guest-room Embassy Suites in Madison, Wisconsin that was purchased at the completion of development. The Company utilized proceeds from the sale of properties and borrowings under its Revolving Credit Facility to fund these acquisitions. The Company plans to utilize its available cash, net proceeds from the sale of shares under the ATM program, proceeds from the sales of properties or borrowings under its unsecured credit facilities for any future hotel acquisitions.

As of December 31, 2024, the Company had one outstanding contract, which was entered into during May 2023, for the potential purchase of a hotel in Nashville, Tennessee for an expected purchase price of approximately $98.2 million. The hotel is under development and is currently planned to be completed and opened for business in late 2025, as a 260-guest-room Motto. As of December 31, 2024, a $1.1 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the year ended December 31, 2024, the Company sold six hotels in five separate transactions with unrelated parties for a combined gross sales price of approximately $63.4 million, resulting in a combined gain on the sales of approximately $19.7 million, net of transaction costs. The Company used a portion of the net proceeds from the sale of two of the hotels to complete a like-kind exchange, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the acquisition of the AC Hotel in Washington, D.C., which was completed in March 2024. The net proceeds from the sale of the other four hotels were used for share repurchases and general corporate purposes.

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

Hotel Operations

As of December 31, 2024, the Company owned 221 hotels with a total of 29,764 guest rooms, including two hotels with a total of 206 guest rooms classified as held for sale, as compared to 225 hotels with a total of 29,900 guest rooms as of December 31, 2023. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented. During 2024, the Company acquired two hotels and sold six hotels. During 2023, the Company acquired six hotels and did not dispose of any hotels. Results of the hotel operations for the Company’s independent boutique hotel in New York, New York are included only for the period prior to the lease agreement becoming effective in May 2023. See further discussion in Note 2 titled “Investments in Real Estate” and Note 3 titled “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K. As a result, the comparability of results for the years ended December 31, 2024 and 2023, as discussed below, is also impacted by these transactions.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Year Ended December 31,
(in thousands, except statistical data)	2024	Percent of Revenue	2023	Percent of Revenue	Change 2023 to 2024	2022	Percent of Revenue	Change 2022 to 2023
Total revenue	$1,431,468	100.0%	$1,343,800	100.0%	6.5%	$1,238,417	100.0%	8.5%
Hotel operating expense	837,871	58.5%	780,725	58.1%	7.3%	710,481	57.4%	9.9%
Property taxes, insurance and other expense	84,382	5.9%	79,307	5.9%	6.4%	72,907	5.9%	8.8%
General and administrative expense	42,542	3.0%	47,401	3.5%	-10.3%	42,464	3.4%	11.6%

Impairment of depreciable real estate	3,055		5,644		-45.9%	26,175		-78.4%
Depreciation and amortization expense	190,603		183,242		4.0%	181,697		0.9%
Gain on sale of real estate	19,744		-		n/a	1,785		n/a
Interest and other expense, net	77,748		68,857		12.9%	59,733		15.3%
Income tax expense	947		1,135		-16.6%	1,940		-41.5%

Net income	214,064		177,489		20.6%	144,805		22.6%
Adjusted Hotel EBITDA (1)	509,544		481,892		5.7%	455,579		5.8%

Number of hotels owned at end of period	221		225		-1.8%	220		2.3%
ADR	$158.01		$155.76		1.4%	$149.36		4.3%
Occupancy	75.0%		74.2%		1.1%	72.6%		2.2%
RevPAR	$118.54		$115.60		2.5%	$108.45		6.6%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 219 hotels owned and held for use as of December 31, 2024. The Company defines metrics from Comparable Hotels as results generated by the 219 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Year Ended December 31,
	2024	2023	Change 2023 to 2024	2022	Change 2022 to 2023
ADR	$158.94	$158.09	0.5%	$150.88	4.8%
Occupancy	75.1%	74.4%	0.9%	72.7%	2.3%
RevPAR	$119.36	$117.67	1.4%	$109.74	7.2%

Same Store Operating Results

The following table reflects certain operating statistics for the 209 hotels owned and held for use by the Company as of January 1, 2022 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Year Ended December 31,
	2024	2023	Change 2023 to 2024	2022	Change 2022 to 2023
ADR	$156.49	$156.18	0.2%	$149.71	4.3%
Occupancy	75.1%	74.4%	0.9%	72.7%	2.3%
RevPAR	$117.56	$116.21	1.2%	$108.89	6.7%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. Economic indicators in the U.S. have generally been stable throughout 2024. As a result, the Company’s Comparable Hotels and Same Store Hotels revenue and operating results have modestly improved during the year ended December 31, 2024, compared to the year ended December 31, 2023, which is consistent with the overall lodging industry. The Company expects low single digit RevPAR growth for its Comparable Hotels for 2025 as compared to 2024, which is comparable to broader industry expectations. For the year ended December 31, 2024, the Company’s hotels in general have shown results that have been broadly consistent with industry, brand and chain scale averages.

Results of Operations

A discussion regarding the Company’s results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under the section titled “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, which is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Information section of the Company’s website at www.applehospitalityreit.com.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the years ended December 31, 2024 and 2023, the Company had total revenue of $1.4 billion and $1.3 billion, respectively. For the years ended December 31, 2024 and 2023, respectively, Comparable Hotels achieved combined average occupancy of 75.1% and 74.4%, ADR of $158.94 and $158.09 and RevPAR of $119.36 and $117.67. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to 2023, the Company experienced increases in ADR and occupancy in 2024, resulting in an increase of 1.4% in RevPAR, for Comparable Hotels. Revenue growth in 2024, compared to 2023, was driven by the additional hotels acquired in the fourth quarter of 2023 and the first half of 2024, further supported by increased strength in business transient demand for the portfolio as well as strong group demand. Markets with significant above average growth in 2024, compared to 2023, for the Company included Houston, New Orleans, Cape Canaveral and Anchorage. Leisure demand, which has produced the strongest rate growth post pandemic, showed signs of increased rate sensitivity in some markets during 2024, and midweek rate growth came at lower absolute rates than those achieved on weekends, with the combined effect weighing on overall ADR growth for 2024. Future revenues could be negatively impacted by, among other things, historical seasonal trends, deterioration of consumer sentiment, a recessionary macroeconomic environment or inflationary pressures.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2024 and 2023, hotel operating expense totaled $837.9 million and $780.7 million, respectively, or 58.5% and 58.1% of total revenue for each respective year.

The increase in hotel operating expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was led by the additional hotels acquired in 2023 and 2024 and amplified by increased labor costs, repairs and maintenance and sales and marketing costs driven by inflationary pressures throughout the overall economy, as well as revenue growth for certain variable expenses. The Company continues to feel upward pressure on wage rates given a competitive labor market. However, the rate of wage growth has slowed and management companies have made progress in reducing their use of contract labor, which costs more on average than in-house labor. The Company anticipates a slightly more favorable operating expense environment assuming the impact of inflationary pressures moderates in 2025. The Company continues to monitor its management companies’ efforts to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and a tight labor market. The Company will continue to support its management companies in implementing adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including its efforts to maximize operational efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2024 and 2023 totaled $84.4 million and $79.3 million, respectively, or 5.9% of total revenue for each respective year. The increase in property taxes, insurance, and other expense was primarily due to an increase in casualty insurance premiums and increases in property taxes in certain locations, partially offset by decreases at other locations due to successful appeals of tax assessments, decreases in property insurance premiums and a state franchise tax refund received during the third quarter of 2024 resulting from legislative changes. The Company will continue to proactively pursue tax assessment appeals in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2024 and 2023 was $42.5 million and $47.4 million, respectively, or 3.0% and 3.5% of total revenue, respectively. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The decrease in general and administrative expense in 2024 as compared to 2023 was primarily due to a decrease in the Company’s executive incentive compensation plan accrual, partially offset by increased payroll and related benefit costs.

Impairment of Depreciable Real Estate

Impairment of depreciable real estate was approximately $3.1 million for the year ended December 31, 2024, consisting of impairment losses at two hotel properties identified by the Company in the third quarter of 2024, and one property identified in the fourth quarter of 2024. Impairment of depreciable real estate was $5.6 million for the year ended December 31, 2023, consisting of impairment losses at two hotel properties identified by the Company in the fourth quarter of 2023. See Note 3, titled “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $190.6 million and $183.2 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the acquisition of two hotels in the first half of 2024 and six hotels and one free-standing parking garage in 2023, where five of the six hotels and the free-standing parking garage were acquired in the fourth quarter of 2023, as well as renovations completed throughout both 2024 and 2023. The increase was partially offset by the sale of six hotels in 2024.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2024 and 2023 was $77.7 million and $68.9 million, respectively, and is net of approximately $1.4 million and $1.5 million, respectively, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 as a result of higher average borrowings associated with variable-rate debt and higher average interest rates on the Company's variable-rate debt due to the current inflationary environment. These higher borrowings financed acquisitions, share repurchases and repayment of matured secured debt obligations during the year ended December 31, 2024. The proportion of fixed-rate debt decreased over the year ended December 31, 2024 compared to the same period of 2023, as the Company had six interest rate swaps in effect on $285.0 million of variable-rate debt that matured during 2024 while the Company entered into four new swaps in effect on $200.0 million of variable rate debt during 2024, but at a higher fixed rate than the swaps that expired. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company expects those new agreements to be at higher rates than the expiring swap agreements.

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

The Company calculates MFFO by further adjusting FFO for the exclusion of amortization of finance ground lease assets, amortization of favorable and unfavorable operating leases, net and non-cash straight-line operating ground lease expense, as these expenses do not reflect the underlying performance of the related hotels. The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance. In addition, MFFO is a component of a key compensation measure of operational performance within the 2024 Incentive Plan.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Net income	$214,064	$177,489	$144,805
Depreciation of real estate owned	187,555	180,185	178,641
Gain on sale of real estate	(19,744)	-	(1,785)
Impairment of depreciable real estate	3,055	5,644	26,175
Funds from operations	384,930	363,318	347,836
Amortization of finance ground lease assets	3,038	3,038	3,038
Amortization of favorable and unfavorable operating leases, net	408	383	396
Non-cash straight-line operating ground lease expense	135	145	154
Modified funds from operations	$388,511	$366,884	$351,424

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

The Company further excludes actual corporate-level general and administrative expense for the Company as well as Adjusted EBITDAre from the non-hotel property from Adjusted EBITDAre (Adjusted Hotel EBITDA) to isolate property-level operational performance over which the Company’s hotel operators have direct control. The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance and it is used by management to measure the performance of the Company’s hotels and effectiveness of the operators of the hotels. In addition, Adjusted EBITDAre and Adjusted Hotel EBITDA are both components of key compensation measures of operational performance within the 2024 Incentive Plan.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Net income	$214,064	$177,489	$144,805
Depreciation and amortization	190,603	183,242	181,697
Amortization of favorable and unfavorable operating leases, net	408	383	396
Interest and other expense, net	77,748	68,857	59,733
Income tax expense	947	1,135	1,940
EBITDA	483,770	431,106	388,571
Gain on sale of real estate	(19,744)	-	(1,785)
Impairment of depreciable real estate	3,055	5,644	26,175
EBITDAre	467,081	436,750	412,961
Non-cash straight-line operating ground lease expense	135	145	154
Adjusted EBITDAre	467,216	436,895	413,115
General and administrative expense	42,542	47,401	42,464
Adjusted EBITDAre from non-hotel property (1)	(214)	(2,404)	-
Adjusted Hotel EBITDA	$509,544	$481,892	$455,579

(1)
Non-hotel property only includes the results of one hotel in New York, New York that is leased to a third-party hotel operator. The Company is in the process of removing the operator from possession of the hotel. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA starting in the second half of 2023.

Hotels Owned

As of December 31, 2024, the Company owned 221 hotels with an aggregate of 29,764 guest rooms located in 37 states and the District of Columbia, including two hotels with a total of 206 guest rooms classified as held for sale, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and guest rooms by brand. Refer to Part I, Item 2, of this Annual Report on Form 10-K for tables summarizing the number of hotels and guest rooms by state, and summarizing the location, brand, manager, date acquired or completed and number of guest rooms for each of the 221 hotels the Company owned as of December 31, 2024.

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

As of December 31, 2024, the Company had approximately $1.5 billion of total outstanding debt consisting of $254.3 million of mortgage debt and $1.2 billion outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of December 31, 2024, the Company had available corporate cash on hand of approximately $10.3 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $567.5 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of December 31, 2024.

On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing, and extended the maturity date to July 25, 2026. The interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027.

See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2024 and a summary of the financial and restrictive covenants as defined in the credit agreements.

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under the ATM Program under the Company’s shelf registration statement. During the year ended December 31, 2024, the Company did not sell any common shares under the ATM Program, and no common shares were sold during the year ended December 31, 2024 under the Prior ATM Program, which was terminated in February 2024 in connection with the commencement of the current ATM Program. During the year ended December 31, 2023, the Company sold approximately 12.8 million shares under the Prior ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under the Revolving Credit Facility, for acquisitions of hotel properties and for general corporate purposes. As of December 31, 2024, approximately $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

As discussed in Note 3, titled “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, as of December 31, 2024, the Company had outstanding contracts with separate unrelated parties to sell two of its hotels for a combined gross sales price of approximately $21.0 million, one of which was sold in February 2025, while the other is expected to be sold in the first quarter of 2025. The net proceeds from the sale of both hotels are expected to be used for general corporate purposes.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. After a suspension of its monthly distributions due to the impact of COVID-19 on its operating cash flows, the Board of Directors of the Company reinstated its policy of distributions on a monthly basis and declared a monthly cash distribution of $0.05 per common share with the first monthly distribution paid in March 2022. In August and October 2022, the Board of Directors approved subsequent increases to the monthly cash distribution to $0.07 and $0.08 per common share, respectively. The Company continued a monthly cash distribution of $0.08 per common share in 2023 and 2024. In addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2022, the Board of Directors approved a special cash distribution of $0.08 per common share for a combined distribution of $0.16 per common share, paid in January 2023, to shareholders of record as of December 30, 2022. In December 2023, in addition to the regular monthly cash distribution of $0.08 per common share, the Board of Directors approved a special cash distribution of $0.05 per common share for a combined distribution of $0.13 per common share, paid in January 2024, to shareholders of record as of December 29, 2023. In December 2024, in addition to the regular monthly cash distribution of $0.08 per common share, the Board of Directors approved a special cash distribution of $0.05 per common share for a combined distribution of $0.13 per common share, paid in January 2025, to shareholders of record as of December 31, 2024. Distributions paid for the years ended December 31, 2024, 2023 and 2022 were $1.01, $1.04 and $0.61 per common share, respectively, for a total of approximately $243.7 million, $238.3 million and $139.5 million, respectively.

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

Share Repurchases

In May 2024, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $335.4 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2024, the Company purchased, under its Share Repurchase Program, approximately 2.4 million of its common shares at a weighted-average market purchase price of approximately $14.16 per common share for an aggregate purchase price, including commissions, of approximately $34.7 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2024, approximately $300.8 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment at the applicable hotels, based on a percentage of the hotel’s gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to those hotels. As of December 31, 2024, the Company held approximately $31.0 million in reserves related to these properties. During 2024, the Company invested approximately $78.3 million in capital expenditures. The Company anticipates spending approximately $80 million to $90 million during 2025, which includes various comprehensive renovation projects for approximately 20 properties, however, inflationary pressures or supply chain shortages, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

As of December 31, 2024, the Company had approximately $361.0 million of principal and interest payments due on its debt over the next 12 months. Included in this total are mortgages secured by four properties totaling $63.9 million that mature in the second and fourth quarters of 2025 and two term loans totaling $225.0 million that mature in the third quarter of 2025. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using funds from operations, borrowings under its Revolving Credit Facility, proceeds from new financing, available credit extensions under its unsecured credit facilities or refinancing the maturing debt. The Company may also pursue amendments with its lenders to extend the maturity date of any expiring loans. The proportion of variable-rate debt that is fixed by interest rate swaps has decreased during the year ended December 31, 2024 as the Company had six interest rate swaps in effect on $285.0 million of variable-rate debt that matured while the Company entered into four new interest rate swaps in effect on $200.0 million but at higher rates than the expiring swap agreements. If the Company replaces expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for more detail regarding future maturities of the Company’s debt instruments as of December 31, 2024.

Hotel Purchase Contract Commitments

As of December 31, 2024, the Company had one outstanding contract, which was entered into during May 2023, for the potential purchase of a hotel in Nashville, Tennessee for an expected purchase price of approximately $98.2 million. The hotel is under development and is currently planned to be completed and opened for business in late 2025, as a 260-guest-room Motto. As of December 31, 2024, a $1.1 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2024, the Company had 14 properties subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 14 to 94 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years. As of December 31, 2024, the Company had total remaining minimum lease payments of $276.2 million, including $7.4 million due in the next year. Refer to Note 10, titled “Lease Commitments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K for additional details.

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

Management and Franchise Agreements

Each of the Company’s 221 hotels owned as of December 31, 2024 is operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and, as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. See Note 9, titled “Management and Franchise Agreements” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information pertaining to the management and franchise agreements, including a listing of the Company’s hotel management companies.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable asset sales and other information which is subjective in nature, including comparable land sales as well as industry and Company data regarding building and furniture, fixture and equipment costs, including adjustments for estimated depreciation based on the age of the property acquired and time since its most recent renovation. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled two properties, for a combined purchase price of approximately $196.3 million for the year ended December 31, 2024 and seven properties, including six hotels and one free-standing parking garage, for a combined purchase price of $289.8 million for the year ended December 31, 2023.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be disposed of before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs quarterly recoverability analyses by comparing each property’s net book value to its estimated operating income based on assumptions and estimates about the property’s future revenues, expenses and capital expenditures after disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on three properties recorded in 2024, two properties recorded in 2023 and two properties recorded in 2022 totaling approximately $3.1 million, $5.6 million and $26.2 million, respectively, as discussed in Note 3, titled “Assets Held for Sale and Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1, titled “Organization and Summary of Significant Accounting Policies” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for information on the anticipated adoption of recently issued accounting standards.

Subsequent Events

On January 15, 2025, the Company paid approximately $31.2 million, or $0.13 per common share, in distributions to shareholders of record as of December 31, 2024.

On January 17, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on February 18, 2025, to shareholders of record as of January 31, 2025.

On February 12, 2025, the Company completed the sale of the 76-guest-room Homewood Suites in Chattanooga, Tennessee, for a gross sales price of approximately $8.3 million.

On February 18, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 17, 2025, to shareholders of record as of February 28, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2024, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of December 31, 2024, after giving effect to interest rate swaps, as described below, approximately $362.5 million, or approximately 25% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2024, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $3.6 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2024, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $82.5 million in borrowings outstanding under its Revolving Credit Facility and $1.0 billion of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2024, the Company had 12 interest rate swap agreements that effectively fix the interest payments on approximately $735.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from May 2025 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s interest rate swaps as of December 31, 2024.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at December 31, 2024. All dollar amounts are in thousands.

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$295,035	$287,149	$278,602	$334,066	$162,294	$119,654	$1,476,800	$1,443,377
Average interest rates (1)	4.7%	4.8%	4.8%	4.4%	3.8%	3.6%

Variable-rate debt:
Maturities	$225,000	$212,500	$275,000	$300,000	$85,000	$-	$1,097,500	$1,097,220
Average interest rates (1)	5.0%	5.1%	5.1%	4.6%	3.3%	n/a

Fixed-rate debt:
Maturities	$70,035	$74,649	$3,602	$34,066	$77,294	$119,654	$379,300	$346,157
Average interest rates	4.0%	4.0%	4.1%	4.1%	3.9%	3.6%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 8. Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting

February 24, 2025

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ Justin G. Knight	/s/ Elizabeth S. Perkins	/s/ Rachel S. Labrecque
Justin G. Knight, Chief Executive Officer	Elizabeth S. Perkins, Chief Financial Officer	Rachel S. Labrecque, Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Apple Hospitality REIT, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Apple Hospitality REIT, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year ended, and the related notes and the financial statement Schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Richmond, Virginia

February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Apple Hospitality REIT, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apple Hospitality REIT, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes and the financial statement Schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of investments in hotel properties for impairment

As discussed in Notes 1 and 2 to the consolidated financial statements, investment in real estate, net as of December 31, 2024, was $4,820.7 million, which primarily consists of investments in hotel properties. The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be disposed of before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

We identified the evaluation of investments in hotel properties for impairment as a critical audit matter. Identifying and evaluating the Company’s judgments about events or changes in circumstances that indicate the carrying amount of a hotel property may not be recoverable involved a high degree of auditor judgment. This included judgments regarding the likelihood that a property will be sold significantly before the end of its previously estimated useful life. Changes in these judgments could have a significant impact on the determination of whether the carrying amount of the investments in hotel properties may not be recoverable.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of investments in hotel properties may not be recoverable. This included a control over the identification of a potential decrease in expected future cash flows caused by a shortened hold period that may indicate an investment in a hotel property would not be recoverable. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual hotel properties and corroborated the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Richmond, Virginia

February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apple Hospitality REIT, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Company’s auditor from 2007 to 2023.

/s/ Ernst & Young LLP

Richmond, Virginia

February 22, 2024

Apple Hospitality REIT , Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2024	2023

Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,821,344 and $1,662,942, respectively	$4,820,748	$4,777,374
Assets held for sale	17,015	15,283
Cash and cash equivalents	10,253	10,287
Restricted cash-furniture, fixtures and other escrows	33,814	33,331
Due from third party managers, net	34,522	36,437
Other assets, net	53,568	64,586
Total Assets	$4,969,920	$4,937,298

Liabilities
Debt, net	$1,471,452	$1,371,494
Finance lease liabilities	111,585	111,892
Accounts payable and other liabilities	121,024	129,931
Total Liabilities	1,704,061	1,613,317

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 239,765,905 and 241,515,532 shares, respectively	4,771,005	4,794,804
Accumulated other comprehensive income	15,587	20,404
Accumulated distributions greater than net income	(1,520,733)	(1,491,227)
Total Shareholders’ Equity	3,265,859	3,323,981

Total Liabilities and Shareholders’ Equity	$4,969,920	$4,937,298

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Room	$1,298,525	$1,226,159	$1,139,436
Food and beverage	65,804	56,968	46,010
Other	67,139	60,673	52,971
Total revenue	1,431,468	1,343,800	1,238,417

Expenses:
Hotel operating expense:
Operating	357,352	332,714	300,852
Hotel administrative	123,086	114,071	105,396
Sales and marketing	126,938	117,538	104,756
Utilities	50,065	47,422	45,017
Repair and maintenance	69,697	65,412	58,729
Franchise fees	64,017	59,315	53,901
Management fees	46,716	44,253	41,830
Total hotel operating expense	837,871	780,725	710,481
Property taxes, insurance and other	84,382	79,307	72,907
General and administrative	42,542	47,401	42,464
Impairment of depreciable real estate	3,055	5,644	26,175
Depreciation and amortization	190,603	183,242	181,697
Total expense	1,158,453	1,096,319	1,033,724

Gain on sale of real estate	19,744	-	1,785

Operating income	292,759	247,481	206,478

Interest and other expense, net	(77,748)	(68,857)	(59,733)

Income before income taxes	215,011	178,624	146,745

Income tax expense	(947)	(1,135)	(1,940)

Net income	$214,064	$177,489	$144,805

Other comprehensive income (loss):
Interest rate derivatives	(4,817)	(16,477)	52,389

Comprehensive income	$209,247	$161,012	$197,194

Basic and diluted net income per common share	$0.89	$0.77	$0.63

Weighted average common shares outstanding - basic and diluted	241,258	229,329	228,946

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

			Accumulated	Accumulated
	Common Stock		Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2021	228,256	$4,569,352	$(15,508)	$(1,406,523)	$3,147,321
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	577	10,645	-	-	10,645
Equity issuance costs	-	(300)	-	-	(300)
Common shares repurchased	(188)	(2,675)	-	-	(2,675)
Interest rate derivatives	-	-	52,389	-	52,389
Net income	-	-	-	144,805	144,805
Distributions declared to shareholders ($0.76 per share)	-	-	-	(173,790)	(173,790)
Balance at December 31, 2022	228,645	4,577,022	36,881	(1,435,508)	3,178,395
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	525	8,772	-	-	8,772
Issuance of common shares, net	12,826	215,890	-	-	215,890
Common shares repurchased	(480)	(6,880)	-	-	(6,880)
Interest rate derivatives	-	-	(16,477)	-	(16,477)
Net income	-	-	-	177,489	177,489
Distributions declared to shareholders ($1.01 per share)	-	-	-	(233,208)	(233,208)
Balance at December 31, 2023	241,516	4,794,804	20,404	(1,491,227)	3,323,981
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	695	11,370	-	-	11,370
Equity issuance costs	-	(517)	-	-	(517)
Common shares repurchased	(2,445)	(34,652)	-	-	(34,652)
Interest rate derivatives	-	-	(4,817)	-	(4,817)
Net income	-	-	-	214,064	214,064
Distributions declared to shareholders ($1.01 per share)	-	-	-	(243,570)	(243,570)
Balance at December 31, 2024	239,766	$4,771,005	$15,587	$(1,520,733)	$3,265,859

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December, 31
	2024	2023	2022
Cash flows from operating activities:
Net income	$214,064	$177,489	$144,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,603	183,242	181,697
Impairment of depreciable real estate	3,055	5,644	26,175
Gain on sale of real estate	(19,744)	-	(1,785)
Other non-cash expenses, net	8,361	8,708	8,653
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	1,351	7,098	(3,436)
Decrease (increase) in other assets, net	1,634	(6,088)	(1,685)
Increase in accounts payable and other liabilities	6,026	22,951	14,022
Net cash provided by operating activities	405,350	399,044	368,446

Cash flows from investing activities:
Acquisition of hotel properties, net	(197,364)	(291,388)	(84,827)
Disbursements for potential acquisitions, net	(349)	(1,177)	-
Capital improvements	(80,340)	(72,066)	(59,376)
Net proceeds from sale of real estate	62,343	-	8,293
Net cash used in investing activities	(215,710)	(364,631)	(135,910)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	(483)	215,923	(265)
Repurchases of common shares	(34,652)	(6,880)	(2,675)
Common shares surrendered to satisfy employee withholding requirements	(7,794)	(8,008)	(6,333)
Distributions paid to common shareholders	(243,722)	(238,283)	(139,467)
Proceeds from revolving credit facility	407,900	385,000	170,800
Payments on revolving credit facility	(325,400)	(385,000)	(246,800)
Proceeds from term loans and senior notes	45,000	50,000	175,000
Payments of mortgage debt and other loans	(28,702)	(46,213)	(168,831)
Principal payments on finance leases	(515)	(340)	(173)
Financing costs	(823)	(506)	(10,229)
Net cash used in financing activities	(189,191)	(34,307)	(228,973)

Net change in cash, cash equivalents and restricted cash	449	106	3,563

Cash, cash equivalents and restricted cash, beginning of period	43,618	43,512	39,949

Cash, cash equivalents and restricted cash, end of period	$44,067	$43,618	$43,512

Supplemental cash flow information:
Interest paid	$75,559	$67,835	$57,721
Income taxes paid	$876	$1,293	$1,699

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$31,170	$31,397	$36,551
Accrued capital expenditures	$13,738	$15,816	$11,050

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$10,287	$4,077	$3,282
Restricted cash-furniture, fixtures and other escrows, beginning of period	33,331	39,435	$36,667
Cash, cash equivalents and restricted cash, beginning of period	$43,618	$43,512	$39,949

Cash and cash equivalents, end of period	$10,253	$10,287	$4,077
Restricted cash-furniture, fixtures and other escrows, end of period	33,814	33,331	39,435
Cash, cash equivalents and restricted cash, end of period	$44,067	$43,618	$43,512

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. As of December 31, 2024, the Company owned 221 hotels with an aggregate of 29,764 guest rooms located in 37 states and the District of Columbia (“D.C.”), including two hotels with a total of 206 guest rooms classified as held for sale, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025. The Company also owns one property leased to third parties. All information related to the number of guest rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation and Amortization listed in the Index at Item 15 has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable asset sales and other information which is subjective in nature, including comparable land sales as well as industry and Company data regarding building and furniture, fixture and equipment costs, including adjustments for estimated depreciation based on the age of the property acquired and time since its most recent renovation. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be disposed of before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs quarterly recoverability analyses by comparing each property’s net book value to its estimated operating income based on assumptions and estimates about the property’s future revenues, expenses and capital expenditures after disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on three properties recorded in 2024, two properties recorded in 2023 and two properties recorded in 2022 totaling approximately $3.1 million, $5.6 million and $26.2 million, respectively, as discussed in Note 3.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2024, the Company had two hotels classified as held for sale, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025, as discussed further in Note 3. As of December 31, 2023, the Company had two hotels classified as held for sale, which were both sold to an unrelated party in February 2024.

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

The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements. As of December 31, 2024, the tax years that remain subject to examination by major tax jurisdictions generally include 2021-2024. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes for uncertain tax positions is required in the Company's consolidated financial statements as of December 31, 2024 and 2023. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

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

Accounting Standards Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU only impacted disclosures with no impact on the Company’s consolidated financial statements. See Note 12 for the Company’s segment disclosures in accordance with the adoption of this ASU.

Accounting Standards Recently Issued

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with no impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which focuses on improving the disclosures about a public business entity’s amounts and types of expenses. The update mandates an entity to disclose the amounts of specific natural expense categories—such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion—within relevant expense captions presented on the face of the income statement. Additionally, an entity must disclose qualitative descriptions of the composition of any remaining expense not separately disaggregated and disclose the total amount of selling expenses, and in annual reporting periods, the entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2027 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2024, the Company has not adopted this ASU and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Land	$839,187	$828,868
Building and improvements	5,064,866	4,917,105
Furniture, fixtures and equipment	610,062	571,026
Finance ground lease assets	102,084	102,084
Franchise fees	25,893	21,233
	6,642,092	6,440,316
Less accumulated depreciation and amortization	(1,821,344)	(1,662,942)
Investment in real estate, net	$4,820,748	$4,777,374

As of December 31, 2024, the Company owned 221 hotels with an aggregate of 29,764 guest rooms located in 37 states and the District of Columbia, including two hotels with a total of 206 guest rooms classified as held for sale, one of which was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025. In May 2023, the Company entered into an operating lease for an initial 15-year term with a third-party hotel operator at its independent boutique hotel in New York, New York for all hotel operations of the hotel’s 210 guest rooms (“non-hotel property”). Lease revenue from this property is recorded in other revenue in the Company’s consolidated statements of operations and comprehensive income. As a result of the lease and transfer of possession to the operator, this property has been excluded from the Company’s hotel and guest room counts since May 2023. As a result of the operator's failure to make lease payments, the Company has commenced legal proceedings to remove the operator from possession of the hotel. The Company intends to enforce its rights under the lease and transition management of the hotel to a third-party manager, however, the removal process is still ongoing and the timing of the resolution of this matter and the transition of management operations cannot be predicted at this time.

The Company leases all of its 221 hotels to a wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

2024 and 2023 Acquisitions

During the year ended December 31, 2024, the Company acquired two hotels. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Guest Rooms	Gross Purchase Price
Washington, D.C.	N/A	AC Hotels	HHM	3/25/2024	234	$116,804
Madison	WI	Embassy Suites	Raymond	6/20/2024	262	79,516
					496	$196,320

During the year ended December 31, 2023, the Company acquired six hotels and one free-standing parking garage. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Guest Rooms	Gross Purchase Price
Cleveland	OH	Courtyard	Concord	6/30/2023	154	$31,000
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175	48,110
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159	34,250
Salt Lake City (1)	UT	N/A	North Central	10/11/2023	N/A	9,140
Renton	WA	Residence Inn	InnVentures	10/18/2023	146	55,500
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192	36,750
Las Vegas	NV	SpringHill Suites	Crescent (2)	12/27/2023	299	75,000
					1,125	$289,750

(1)
This property is a free-standing parking garage which serves both the Courtyard and Hyatt House hotels in Salt Lake City, Utah and the surrounding area, however, it is not affiliated with any brand.
(2)
The Manager noted is as of the date the hotel was acquired. Effective October 1, 2024, management responsibility of this property was transferred from Crescent to Highgate.

In 2024, the Company utilized proceeds from the sale of hotels and borrowings under its Revolving Credit Facility (as defined below) to purchase the Washington, D.C. and Madison, Wisconsin hotels. In 2023, the Company utilized its available cash on hand, net proceeds from sale of shares under the ATM program (as defined below) and availability under its Revolving Credit Facility to purchase the seven properties. The acquisitions of these properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the two hotels acquired during 2024, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2024 was approximately $24.7 million and $4.7 million, respectively. For the six hotels and free-standing parking garage acquired during 2023, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2023 was approximately $9.7 million and $1.6 million, respectively.

Note 3

Assets Held for Sale and Dispositions

Assets Held for Sale

In the fourth quarter of 2024, the Company entered into two purchase and sale agreements with separate unrelated parties for the sale of two hotels for a combined gross sales price of approximately $21.0 million. Since the buyers under contract had completed their due diligence and had both made non-refundable deposits, as of December 31, 2024, the Company classified these two hotels as assets held for sale in its consolidated balance sheet at their carrying value (which was less than the contract price, net of costs to sell). The Company completed the sale of one of the hotels in February 2025, while the other is expected to be sold in the first quarter of 2025.

2024 Dispositions

During the year ended December 31, 2024, the Company sold six hotels to five unrelated parties for a combined gross sales price of approximately $63.4 million, resulting in a combined gain on the sales of approximately $19.7 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2024. The six hotels had a total carrying value of approximately $42.6 million at their respective times of sale. The following table lists the six hotels sold in 2024:

City	State	Brand	Date Sold	Guest Rooms
Rogers	AR	Hampton	2/9/2024	122
Rogers	AR	Homewood Suites	2/9/2024	126
Greensboro	NC	SpringHill Suites	5/21/2024	82
Wichita	KS	Courtyard	11/12/2024	90
Knoxville	TN	TownePlace Suites	12/3/2024	97
Austin	TX	Hilton Garden Inn	12/31/2024	117
Total				634

2023 Dispositions

There were no dispositions during the year ended December 31, 2023.

2022 Dispositions

During the year ended December 31, 2022, the Company sold one hotel, a 55-guest-room independent boutique hotel in Richmond, Virginia, to an unrelated party for a gross sales price of approximately $8.5 million, resulting in a gain on sale of approximately $1.8 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2022. The hotel had a total carrying value of approximately $6.5 million at the time of the sale.

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $(2.0) million, $(2.5) million and $4.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, relating to the results of operations of the nine hotels discussed above (the two hotels classified as held for sale at December 31, 2024, the six hotels sold in 2024 and the one hotel sold in 2022) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2024, as applicable. A portion of the proceeds from the sale of the two hotels in February 2024 was used to complete a like-kind exchange, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the acquisition of the AC Hotel in Washington, D.C. as discussed above in Note 2, which resulted in the deferral of taxable gains of $15.1 million. The net proceeds from the sale of the remaining four hotels in 2024 and the one hotel in 2022 were used for general corporate purposes.

Impairment of Depreciable Real Estate

During the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment losses totaling approximately $3.1 million, $5.6 million and $26.2 million, respectively.

During the third and fourth quarters of 2024, the Company identified indicators of impairment at three properties, resulting in a combined loss on impairment for the year ended December 31, 2024 of $3.1 million. The three properties were separately identified for potential sale in either the third or fourth quarters of 2024, and the Company entered into separate purchase and sale agreements with separate unrelated parties for the sale of the hotels for a combined gross sales price of $21.7 million. As a result, the Company recognized impairment losses of approximately $2.9 million in the third quarter of 2024 and $0.2 million in the fourth quarter of 2024, for these properties to adjust the carrying value of these hotels to their estimated fair values less cost to sell, which were based on the contracted sales prices, Level 2 inputs under the fair value hierarchy. The Company completed the sale of one of these hotels in November 2024 and another in December 2024. For the third hotel impaired in 2024, the Company completed the sale in February 2025, therefore, the hotel is classified as assets held for sale on the Company’s consolidated balance sheet at December 31, 2024.

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

During the fourth quarter of 2022, the Company identified indicators of impairment at two properties, due to declines in the current and forecasted cash flows and a shortened hold period. The Company performed a test of recoverability and determined that the carrying value for each property exceeded the estimated undiscounted future cash flows. The shortfalls in estimated cash flows were triggered by declines in existing and forecasted hotel market conditions and new supply in each respective market. For one hotel, the Company engaged a third party to assist with the analysis of the fair market value. The fair market value of the hotel was estimated by using the income and market approaches, as applicable, as outlined under GAAP, using both observable market data (categorized as Level 2 inputs under the fair value hierarchy) and unobservable inputs that reflect the Company’s own internal assumptions and calculations (categorized as Level 3 inputs under the fair value hierarchy). Under the income approach, the fair value estimate was calculated from a discounted cash flow analysis, using expected future cash flows based on stabilized room revenue growth rates of 2.4% to 4.8%, estimated discount rates of approximately 7.5% to 9.0% and other market considerations. For the second hotel, the Company utilized offers from unrelated parties, net of estimated selling costs (categorized as Level 2 inputs under the fair value hierarchy) to adjust the basis of the property to its estimated fair market value. Upon concluding that the carrying cost exceeded the estimated undiscounted future cash flows, the Company adjusted the carrying value of the two hotels to their estimated fair market value, resulting in an impairment loss of $26.2 million.

Note 4

Debt

Summary

As of December 31, 2024 and 2023, the Company’s debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Revolving credit facility	$82,500	$-
Term loans and senior notes, net	1,135,175	1,088,904
Mortgage debt, net	253,777	282,590
Debt, net	$1,471,452	$1,371,494

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2024 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the five years subsequent to December 31, 2024 and thereafter are as follows (in thousands):

2025	$295,035
2026	287,149
2027	278,602
2028	334,066
2029	162,294
Thereafter	119,654
1,476,800
Unamortized fair value adjustment of assumed debt	192
Unamortized debt issuance costs	(5,540)
Total	$1,471,452

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual SOFR for a one-month term (“one-month SOFR”) plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at December 31, 2024 and 2023, is set forth below. All dollar amounts are in thousands.

	December 31, 2024	Percentage	December 31, 2023	Percentage
Fixed-rate debt (1)	$1,114,300	75%	$1,228,002	89%
Variable-rate debt	362,500	25%	150,000	11%
Total	$1,476,800		$1,378,002
Weighted-average interest rate of debt	4.71%		4.26%

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

Subject to certain conditions, including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year. The credit agreement for the $1.2 billion credit facility contains mandatory prepayment requirements, customary affirmative and negative covenants (as described below), restrictions on certain investments and events of default. The Company may make voluntary prepayments, in whole or in part, at any time. Interest payments on the $1.2 billion credit facility are due monthly, and the interest rate, subject to certain exceptions, is equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of December 31, 2024, the Company had availability of $567.5 million under the Revolving Credit Facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

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

$130 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured $85 million term loan facility with an initial maturity date of July 25, 2024, consisting of one term loan (the “2017 $85 million term loan facility”) that was funded at closing. Interest payments on the 2017 $85 million term loan facility were due monthly, and the interest rate, subject to certain exceptions, was equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.30% to 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing (the "$130 million term loan facility"), and extended the maturity date to July 25, 2026. The interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions.

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

As of December 31, 2024 and 2023, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

				Outstanding Balance
	Interest Rate	Maturity Date		December 31, 2024	December 31, 2023
Revolving credit facility (1)	SOFR + 0.10% + 1.40% - 2.25%	7/25/2026		$82,500	$-

Term loans and senior notes
$275 million term loan	SOFR + 0.10% + 1.35% - 2.20%	7/25/2027		275,000	275,000
$300 million term loan	SOFR + 0.10% + 1.35% - 2.20%	1/31/2028		300,000	300,000
$50 million term loan	SOFR + 0.10% + 1.35% - 2.20%	8/2/2025	(3)	50,000	50,000
$175 million term loan	SOFR + 0.10% + 1.65% - 2.50%	8/2/2025	(3)	175,000	175,000
$130 million term loan	SOFR + 0.10% + 1.35% - 2.20%	7/25/2026	(4)	130,000	85,000
$85 million term loan	SOFR + 0.10% + 1.70% - 2.55%	12/31/2029		85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030		50,000	50,000
$75 million senior notes	4.88% - 5.63%	6/2/2029		75,000	75,000
Term loans and senior notes at stated value				1,140,000	1,095,000
Unamortized debt issuance costs				(4,825)	(6,096)
Term loans and senior notes, net				1,135,175	1,088,904

Credit facilities, net (1)				$1,217,675	$1,088,904
Weighted-average interest rate (2)				4.88%	4.35%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $2.1 million and $3.5 million as of December 31, 2024 and December 31, 2023, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $735.0 million and $820.0 million of the outstanding variable-rate debt as of December 31, 2024 and 2023, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR at December 31, 2024 and December 31, 2023 was 4.33% and 5.35%, respectively.
(3)
The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity date using funds from operations, borrowings under its Revolving Credit Facility, proceeds from new financing, available credit extensions under its unsecured credit facilities or refinancing the maturing debt.
(4)
On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing, and extended the maturity date to July 25, 2026. The interest rate, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027.

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

The Company was in compliance with the applicable covenants at December 31, 2024.

Mortgage Debt

As of December 31, 2024, the Company had approximately $254.3 million in outstanding mortgage debt secured by 14 properties with maturity dates ranging from April 2025 to May 2038, stated interest rates ranging from 3.40% to 4.46% and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2024 and 2023 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2024	Outstanding balance as of December 31, 2023
New Orleans, LA	Homewood Suites	4.36%	7/17/2014		(2)	27,000	-	20,304
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	(3)	10,000	7,391	7,713
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	(3)	34,118	26,229	27,337
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	(3)	13,655	11,381	11,707
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	(3)	22,681	18,904	19,445
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	20,156	20,685
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	19,698	20,526
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	19,628	20,453
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	14,611	15,226
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	23,385	24,237
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	12,756	13,221
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	13,509	13,832
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	13,509	13,832
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032		33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038		30,000	22,643	23,984
						$338,854	254,300	283,002
Unamortized fair value adjustment of assumed debt							192	526
Unamortized debt issuance costs							(715)	(938)
Total							$253,777	$282,590

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

The total fair value, net premium adjustment for all of the Company’s debt assumptions is being amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $3.8 million, $3.6 million and $4.0 million for the three years ended December 31, 2024, 2023 and 2022, respectively.

The Company’s interest expense in 2024, 2023 and 2022 is net of interest capitalized in conjunction with hotel renovations totaling approximately $1.4 million, $1.5 million and $1.3 million, respectively.

Note 5

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2024, the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion and $1.4 billion, respectively. As of December 31, 2023, the carrying value and estimated fair value of the Company’s debt were approximately $1.4 billion and $1.3 billion, respectively. Both the carrying value and estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2024 and 2023. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at December 31, 2024	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	December 31, 2024	December 31, 2023
Active interest rate swaps designated as cash flow hedges at December 31, 2024:
$75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	$887	$3,273
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	361	1,117
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	197	608
75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	2,924	4,580
125,000	11/3/2023	11/3/2023	11/18/2026	4.51%	(860)	(2,333)
50,000	8/2/2024	8/2/2024	8/18/2027	3.63%	590	-
50,000	8/1/2024	8/5/2024	8/31/2027	3.84%	344	-
50,000	3/17/2023	3/20/2023	3/18/2028	3.50%	910	268
50,000	3/17/2023	3/20/2023	3/20/2028	3.49%	900	242
50,000	8/1/2024	8/5/2024	8/18/2028	3.75%	554	-
50,000	7/18/2024	7/18/2024	7/18/2029	3.96%	270	-
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	8,510	7,788
735,000					15,587	15,543

Matured interest rate swaps at December 31, 2024:
50,000	12/7/2018	5/18/2020	1/31/2024	2.71%	-	114
75,000	5/31/2017	7/31/2017	6/30/2024	1.95%	-	1,202
10,000	8/10/2017	8/10/2017	6/30/2024	2.02%	-	157
50,000	7/2/2019	7/5/2019	7/18/2024	1.64%	-	956
50,000	8/21/2019	8/23/2019	8/18/2024	1.31%	-	1,193
50,000	8/21/2019	8/23/2019	8/30/2024	1.32%	-	1,239
$285,000					-	4,861
					$15,587	$20,404

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of December 31, 2024, all 12 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholder’s equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $6.7 million of net unrealized gains included in accumulated other comprehensive income at December 31, 2024 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income (Loss)
	2024	2023	2022
Interest rate derivatives in cash flow hedging relationships	$15,200	$5,870	$52,714

	Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	2024	2023	2022
Interest rate derivatives in cash flow hedging relationships	$20,017	$22,347	$325

Note 6

Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the years ended December 31, 2024, 2023 and 2022 totaled approximately $1.5 million, $1.2 million and $1.0 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2024 and 2023, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.5 million for each year, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during 2024, 2023 and 2022 were less than $0.1 million in each respective year and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 7

Shareholders’ Equity

Distributions

For the three years ended December 31, 2024, 2023 and 2022, the Company paid distributions of $1.01, $1.04 and $0.61 per common share, respectively, for a total of approximately $243.7 million, $238.3 million and $139.5 million, respectively. For the year ended December 31, 2024, in addition to the regular monthly cash distribution of $0.08 per common share for December 2024, the Board of Directors approved a special one-time distribution of $0.05 per common share for a combined distribution of $0.13 per common share, totaling $31.2 million, which was recorded as a payable as of December 31, 2024 and paid in January 2025. For the year ended December 31, 2023, in addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2023, the Board of Directors approved a special one-time distribution of $0.05 per common share for a combined distribution of $0.13 per common share, totaling $31.4 million, which was recorded as a payable as of December 31, 2023 and paid in January 2024. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets at December 31, 2024 and December 31, 2023, respectively.

Issuance of Shares

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s shelf registration statement. During the year ended December 31, 2024, the Company did not sell any common shares under the ATM Program, and no common shares were sold during the year ended December 31, 2024 under the previous $300 million at-the-market offering program (the “Prior ATM Program”), which was terminated in February 2024 in connection with the commencement of the current ATM Program. During the year ended December 31, 2023, the Company sold approximately 12.8 million shares under the Prior ATM Program at a weighted-average market sales price of approximately $17.05 per common share and received aggregate gross proceeds of approximately $218.6 million and proceeds net of offering costs, which included $2.6 million of commissions, of approximately $216.0 million. The Company used the net proceeds from the sale of these shares to pay down borrowings under the Revolving Credit Facility, for acquisitions of hotel properties and for general corporate purposes. As of December 31, 2024, approximately $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2024, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $335.4 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2024, the Company purchased, under its Share Repurchase Program, approximately 2.4 million of its common shares at a weighted-average market purchase price of approximately $14.16 per common share for an aggregate purchase price, including commissions, of approximately $34.7 million. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2024, approximately $300.8 million remained available for purchase under the Share Repurchase Program.

Preferred Shares

No preferred shares of the Company are issued and outstanding. The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million preferred shares.

Note 8

Compensation Plans

In March 2024, the Board of Directors adopted the Company’s 2024 Omnibus Incentive Plan (the “2024 Omnibus Plan”), and in May 2024, the Company’s shareholders approved the 2024 Omnibus Plan, terminating the 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”) with respect to any common shares that were not subject to any outstanding awards under the plan. Following its termination, no additional awards can be made under the 2014 Omnibus Plan, but the terms and conditions of any outstanding awards granted under the 2014 Omnibus Plan were not affected. Upon termination of the 2014 Omnibus Plan on May 23, 2024, approximately 1.1 million shares were subject to outstanding awards (which included an estimated number of common shares based on “target” performance with respect to February 2024 awards authorized under the 2014 Omnibus Plan in February 2024, which were outstanding but not yet earned under the 2014 Omnibus Plan). As of December 31, 2024, approximately 0.7 million shares remained available for issuance pursuant to outstanding awards under the 2014 Omnibus Plan.

The 2024 Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the 2024 Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the 2024 Omnibus Plan is 7.25 million. As of December 31, 2024, there were approximately 7.2 million common shares available for issuance under the 2024 Omnibus Plan.

The Company annually establishes an incentive plan for its executive management team, which is approved by the Compensation Committee. Under the incentive plan for 2024 (the “2024 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2024 performance measures, with one-half (50%) of incentive compensation based on operational performance goals and metrics and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target was based on shareholder return relative to a peer group and 25% was based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational performance goals and metrics, 75% of the operational performance target was based on the following metrics: Comparable Hotels RevPAR growth, Comparable Hotels Adjusted Hotel EBITDA margin, Adjusted EBITDAre, Modified Funds from Operations per share and the Company’s 2024 capital expenditures, equally weighted at 15% (non-GAAP financial measures are defined elsewhere within this Annual Report on Form 10-K). The remaining 25% of the operational performance target was based on operational performance goals, including management of capital structure and capital allocation, as well as the build out of proprietary market forecasting capabilities. As of December 31, 2024, the range of potential aggregate payouts under the 2024 Incentive Plan was $0 - $27.8 million. Based on performance during 2024, the Company accrued approximately $15.0 million as a liability for executive incentive compensation payments under the 2024 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2024 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2024. Additionally, approximately $1.8 million, which is subject to vesting on December 12, 2025, will be recognized proportionally throughout 2025. Approximately 25% of target awards under the 2024 Incentive Plan will be paid in cash, and 75% will be issued in common shares under the Company’s 2014 Omnibus Plan. The portion of awards under the 2024 Incentive Plan payable in common shares will be issued under the Company’s 2014 Omnibus Plan during the first quarter of 2025, approximately two-thirds of which will be unrestricted and one-third of which will be restricted and is subject to vesting on December 12, 2025.

Under the incentive plan for 2023 (the “2023 Incentive Plan”), the Company accrued approximately $20.9 million including $14.8 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2023 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2023. Under the incentive plan for 2022 (the “2022 Incentive Plan”), the Company accrued approximately $18.1 million, including $12.5 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2022.

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2023 Incentive Plan, the 2022 Incentive Plan and the incentive plan for 2021 (the “2021 Incentive Plan”):

	2023 Incentive Plan		2022 Incentive Plan		2021 Incentive Plan
Period common shares issued	First Quarter 2024		First Quarter 2023		First Quarter 2022

Common shares earned under each incentive plan	1,110,664		935,189		868,079
Common shares surrendered on issuance date to satisfy tax withholding obligations	306,346		263,026		245,597
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	804,318		672,163		622,482
Average of the high and low stock price on issuance date	$16.27		$16.70		$17.79
Total share-based compensation earned, including the surrendered shares (in millions)	$18.1	(1)	$15.6	(2)	$15.4	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	399,842		360,176		338,032
Of the total common shares earned and issued, total common shares restricted at time of issuance	404,476		311,987		284,450

Restricted common shares vesting date	December 13, 2024		December 8, 2023		December 9, 2022
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	170,970		134,085		114,147

(1)
Of the total 2023 share-based compensation, approximately $14.8 million was recognized as share-based compensation expense during the year ended December 31, 2023, and included in accounts payable and other liabilities in the Company's consolidated balance sheet at December 31, 2023, and the remaining $3.3 million, which vested on December 13, 2024 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2024.
(2)
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
(3)
Of the total 2021 share-based compensation, approximately $2.5 million, which vested on December 9, 2022 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2022.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares vested on March 31, 2023. The expense associated with the awards was amortized over the 3-year vesting period. For the years ended December 31, 2023 and 2022, the Company recognized approximately $0.1 million and $0.6 million, respectively, of share-based compensation expense related to these awards. Upon vesting on March 31, 2023, approximately 83,000 shares were surrendered to satisfy tax withholding obligations.

Non-Employee Director Deferral Program

In 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board of Directors the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board of Directors, including amounts payable in both cash and fully vested shares of the Company’s common shares, in the form of deferred cash fees (“DCFs”) and/or deferred stock units (“DSUs”). DCFs and DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DCFs are equal to the dollar value of the deferred fee on the grant date, while the grant date fair values of DSUs are equal to the fair market value of the Company’s common shares on the grant date. DCFs are settled for cash and DSUs are settled for shares of the Company’s common stock, which are deliverable upon either: i) termination of the director’s service from the Board of Directors, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon death of the director. During the years ended December 31, 2024, 2023 and 2022, non-employee directors participating in the Director Deferral Program deferred approximately $0.1 million, $0.2 million and $0.3 million, respectively, which is recorded as deferred compensation expense in general and administrative expenses in the Company’s consolidated statements of operations for the years then ended. On each quarterly deferral date (the date that a portion of the annual retainer would be paid), dividends earned on DSUs are credited to the deferral account in the form of additional DSUs based on dividends declared by the Company on its outstanding common shares during the quarter and the fair value of the common shares on such date. Outstanding DSUs at December 31, 2024 and 2023 were approximately 81,000 and 76,000, with weighted-average grant date fair value for both years of $15.48, valued at approximately $1.3 million and $1.2 million, respectively, which is included in common stock, a component of shareholders’ equity in the Company’s consolidated balance sheets as of December 31, 2024 and 2023.

In 2024, the Director Deferral Program was amended and restated for the purpose of continuing the plan with respect to awards under the 2024 Omnibus Plan.

Note 9

Management and Franchise Agreements

Each of the Company’s 221 hotels owned as of December 31, 2024 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company:

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	33
Dimension Development Two, LLC (“Dimension”)	31
Crestline Hotels & Resorts, LLC (“Crestline”)	25
Raymond Management Company, Inc. (“Raymond”)	21
Hersha Hospitality Management L.P. (“HHM”)	19
Texas Western Management Partners, LP (“Western”)	16
Marriott International, Inc. (“Marriott”)	13
MHH Management, LLC (“McKibbon”)	13
North Central Hospitality, LLC (“North Central”)	11
Newport Hospitality Group, Inc. (“Newport”)	10
Chartwell Hospitality, LLC (“Chartwell”)	9
InnVentures IVI, LP (“InnVentures”)(1)	9
Concord Hospitality Enterprises Company, LLC (“Concord”)	4
Huntington Hotel Group, LP (“Huntington”)	3
White Lodging Services Corporation (“White Lodging”)	3
Highgate Hotels, L.P. ("Highgate")	1
Total	221

(1)
InnVentures is a subsidiary of Highgate.

The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, upon sale of the property, or without cause. As of December 31, 2024, approximately 82% of the Company’s hotels operated under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. During 2022, in response to continued uncertainties related to the COVID-19 pandemic and its impact on hotel performance, the management fee under all variable management fee agreements was set to 3% of gross revenues. The Company reinstated the variable management fee rates in 2023. For the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $46.7 million, $44.3 million and $41.8 million, respectively, in management fees.

Thirteen of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with either Marriott, Hilton or Hyatt, and as a result, the branded hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and generally provide for renewals subject to franchise requirements at the time of renewal. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $64.0 million, $59.3 million and $53.9 million, respectively, in franchise royalty fees.

Note 10

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2024, the Company had 14 properties subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 14 to 94 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

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

Finance Leases

Five of the Company’s ground leases are classified as finance leases, for which the Company recorded ROU assets and lease liabilities. The ROU assets are recorded as finance ground lease assets within investment in real estate, net and the lease liabilities are recorded as finance lease liabilities in the Company’s consolidated balance sheet. In addition, the Company’s ROU asset balance includes intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these finance leases. The ROU asset and value of each lease intangible is amortized over the term of the respective lease. Costs related to finance ground leases are included in depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statement of operations.

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

Lease Position as of December 31, 2024 and 2023

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of December 31, 2024 and 2023. All dollar amounts are in thousands.

		December 31,
	Consolidated Balance Sheet Classification	2024	2023
Assets
Operating lease assets, net	Other assets, net	$24,331	$25,389
Finance ground lease assets, net (1)	Investment in real estate, net	83,954	86,992
Total lease assets		$108,285	$112,381

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$10,962	$11,447
Finance lease liabilities	Finance lease liabilities	111,585	111,892
Total lease liabilities		$122,547	$123,339

Weighted-average remaining lease term
Operating leases			36 years
Finance leases			29 years

Weighted-average discount rate
Operating leases			5.51%
Finance leases			5.31%

(1)
Finance ground lease assets are net of accumulated amortization of approximately $18.1 million and $15.1 million as of December 31, 2024 and 2023, respectively.

Lease Costs for the Years Ended December 31, 2024, 2023 and 2022

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

		Year Ended December 31,
	Consolidated Statement of Operations Classification	2024	2023	2022
Operating lease costs (1)	Property taxes, insurance and other expense	$1,886	$1,776	$1,794
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	3,038	3,038	3,038
Interest on lease liabilities	Interest and other expense, net	5,867	5,877	5,872
Total lease costs		$10,791	$10,691	$10,704

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

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$1,098	$6,338
2026	893	6,500
2027	728	6,700
2028	715	6,879
2029	741	7,056
Thereafter	28,893	209,619
Total minimum lease payments	33,068	243,092
Less: amount of lease payments representing interest	22,106	131,507
Present value of lease liabilities	$10,962	$111,585

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,100	$1,106	$1,166
Operating cash flows for finance leases	5,659	5,651	5,469
Financing cash flows for finance leases	515	340	173

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

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$-	$-	$(34)
State	947	1,135	1,974
Deferred:
Federal	-	-	-
State	-	-	-
Income tax expense	$947	$1,135	$1,940

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax expense	$44,954	$37,273	$30,409
Federal tax impact of REIT election	(50,456)	(39,865)	(27,261)
Statutory federal tax expense (benefit) at TRS	(5,502)	(2,592)	3,148
State income tax expense (benefit), net of federal tax benefit	748	897	1,559
Change in valuation allowance	5,701	2,830	(2,767)
Income tax expense	$947	$1,135	$1,940

As of December 31, 2024, the Company had deferred tax assets of approximately $31 million consisting primarily of net operating loss carryforwards. A portion of the federal loss carryforwards expire beginning in 2030; however, a portion of the federal loss carryforwards do not expire. The state loss carryforwards have various expiration dates; however, for certain states some loss carryforwards do not expire. The TRS had a net operating loss carryforward for U.S federal income tax purposes of approximately $110 million as of December 31, 2024, and $87 million as of December 31, 2023. The TRS has historical cumulative operating losses and is expected to be in a cumulative loss for the foreseeable future. As a result, the realizability of the Company’s deferred tax assets as of December 31, 2024 and 2023 is not reasonably assured. Therefore, the Company has recorded a valuation allowance equal to the full 100% of the net deferred tax assets as of December 31, 2024 and 2023.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2024, 2023 and 2022, distributions per share were characterized as follows (unaudited):

	Year Ended December 31,
	2024	2023	2022
Amount of distributions per share	$1.01	$1.01	$0.76
Characterized as:
Ordinary income	100%	97%	100%
Capital gain distributions	0%	0%	0%
Return of capital	0%	3%	0%

Distributions of $0.16 per common share declared in December 2022 and paid in January 2023 were treated as 2022 distributions for tax purposes. Distributions of $0.13 per common share declared in December 2023 and paid in January 2024 were treated as 2023 distributions for tax purposes. Distributions of $0.13 per common share declared in December 2024 and paid in January 2025 were treated as 2024 distributions for tax purposes.

The Company utilized portions of its REIT net loss carryforward to reduce its taxable net income for the year ended December 31, 2022. The total REIT net loss carryforward for U.S. federal income tax purposes was approximately $0 as of December 31, 2024 and 2023. No provision for U.S. federal income taxes has been included in the Company’s financial statements for the years ended December 31, 2024, 2023 and 2022 related to its REIT activities.

Note 12

Reportable Segments

The Company owns hotel properties throughout the U.S. that generate guest room rental, food and beverage, and other property-related income. There are no foreign operations from which the Company derives revenues and no assets are held in a foreign country. There are no material concentrations of 10% or more of total revenues allocated to a single customer for the reporting periods presented. The CODM separately evaluates the performance, allocates capital resources and manages the overall operating and investing strategy of each of its hotel properties individually; therefore, the Company considers each hotel to be an operating segment. However, because each hotel is not individually significant, serves a similar class and mix of business and leisure customers, has similar economic characteristics and risks, facilities, and services, utilizes similar methods to distribute their products and services through third-party management companies, and is subject to similar regulatory environments, the properties have been combined into a single operating segment for reporting purposes. The CODM, who is the Chief Executive Officer of the Company, assesses the performance of each operating segment on a monthly basis using adjusted hotel earnings (loss) before interest expense, income taxes and depreciation and amortization (“Adjusted Hotel EBITDA”), the measure by which the CODM makes day-to-day operating decisions, compares actual results with budgeted and prior year results, invests in capital improvements, and performs competitive analysis over the Company’s operating performance against industry peers.

Adjusted Hotel EBITDA, presented herein, is calculated as EBITDA from hotel operations with further exclusions as noted below. EBITDA is a commonly used measure of performance in many industries and is defined as net income (loss) excluding interest, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors because it helps the Company and its investors evaluate the ongoing operating performance of the Company by removing the impact of its capital structure (primarily interest expense) and its asset base (primarily depreciation and amortization). In addition, certain covenants included in the agreements governing the Company’s indebtedness use EBITDA, as defined in the specific credit agreement, as a measure of financial compliance. The Company further excludes the following items that are not reflective of its ongoing operating performance or incurred in the normal course of business, and thus not utilized in the CODM’s analysis to allocate resources and assess operating performance of the Company’s business:

•
gains and losses from the sale of certain real estate assets (including gains and losses from change in control);
•
real estate related impairments;
•
non-cash straight-line operating ground lease expense;
•
actual corporate-level general and administrative expense for the Company; and
•
operating results from the non-hotel property.

The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance and it is used by management to measure the performance of the Company’s hotels and effectiveness of the operators of the hotels.

The following table reconciles the Company’s single reportable segment Adjusted Hotel EBITDA to GAAP net income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenue	$1,431,468	$1,343,800	$1,238,417

Less:
Significant hotel operating expenses
Operating	357,352	332,714	300,852
Hotel administrative	123,086	114,071	105,396
Sales and marketing	126,938	117,538	104,756
Utilities	50,065	47,422	45,017
Repair and maintenance	69,697	65,412	58,729
Franchise fees	64,017	59,315	53,901
Management fees	46,716	44,253	41,830
Total significant hotel operating expenses	837,871	780,725	710,481

Other expenses
Property taxes, insurance & other	84,382	79,307	72,907
Other (1)	(329)	1,876	(550)
	84,053	81,183	72,357

Adjusted Hotel EBITDA	509,544	481,892	455,579

General and administrative	(42,542)	(47,401)	(42,464)
Impairment of depreciable real estate	(3,055)	(5,644)	(26,175)
Depreciation and amortization	(190,603)	(183,242)	(181,697)
Gain on sale of real estate	19,744	-	1,785
Other (1)	(329)	1,876	(550)
Interest expense, net	(77,748)	(68,857)	(59,733)
Income tax expense	(947)	(1,135)	(1,940)

Net income	$214,064	$177,489	$144,805

(1)
Includes operating results from the non-hotel property for the years ended December 31, 2024 and 2023 and the expenses relating to amortization of favorable and unfavorable operating leases and non-cash straight-line operating ground lease expense to ensure their exclusion from Adjusted Hotel EBITDA as these items do not reflect the underlying operating performance of the Company's hotels.

Disclosure of the reportable segment’s revenue and profit or loss is included in the Company’s consolidated statements of operations and comprehensive income, disclosure of the reportable segment’s assets is presented in the Company’s consolidated balance sheets, and disclosure of the reportable segment’s significant noncash items is provided in the Company’s consolidated statements of cash flows, all within this Annual Report on Form 10-K. For the years ended December 31, 2024 and 2023, the Company invested approximately $78.3 million and $76.8 million in capital expenditures, respectively.

Note 13

Commitments and Contingencies

As of December 31, 2024, the Company had one outstanding contract, which was entered into during May 2023, for the potential purchase of a hotel in Nashville, Tennessee for an expected purchase price of approximately $98.2 million. The hotel is under development and is currently planned to be completed and opened for business in late 2025, as a 260-guest-room Motto. As of December 31, 2024, a $1.1 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

The Company, or one or more of its subsidiaries or hotel managers, is involved in various claims or litigation that arise in the ordinary course of business, including but not limited to, negligence and other personal injury claims, employee claims or contract disputes. The Company believes that such pending or threatened claims or proceedings are not material to the financial statements.

LuxUrban Re Holdings LLC vs. Apple Eight Hospitality Ownership, Inc., et al

On or about February 19, 2025, the Company was notified of a complaint purportedly filed by LuxUrban Re Holdings LLC against Apple Eight Hospitality Ownership, Inc. and a former hotel operator in the Supreme Court of New York alleging breach of contract and conspiracy to commit fraud. The Company believes the allegations are without merit and intends to defend this case vigorously. At this time, the Company cannot reasonably predict the outcome or provide a reasonable estimate of the possible loss or range of loss due to this complaint, if any.

Note 14

Subsequent Events

On January 15, 2025, the Company paid approximately $31.2 million, or $0.13 per common share, in distributions to shareholders of record as of December 31, 2024.

On January 17, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on February 18, 2025, to shareholders of record as of January 31, 2025.

On February 12, 2025, the Company completed the sale of the 76-guest-room Homewood Suites in Chattanooga, Tennessee, for a gross sales price of approximately $8.3 million.

On February 18, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 17, 2025, to shareholders of record as of February 28, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5), and 408(b) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2025 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2025 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2025 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2025 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2025 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements of Apple Hospitality REIT, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—KPMG LLP (PCAOB ID: 185)

Report of Independent Registered Public Accounting Firm—KPMG LLP (PCAOB ID: 185)

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

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

4.1

Description of Securities Registered Under Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.1 to the Company’s annual report on Form 10-K (SEC File No. 001-37389) filed February 22, 2024)

10.1*	The Company’s 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.2*	The Company’s 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed May 28, 2024)

10.3*	The Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 000-53603) filed June 4, 2014)

10.4*	First Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 27, 2019)

10.5*	Second Amendment to the Company’s Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed March 5, 2020)

10.6*

Form of Restricted Stock Agreement (2014 Omnibus Incentive Plan) (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed February 18, 2016)

10.7*	Form of Restricted Stock Agreement (2024 Omnibus Incentive Plan) (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed May 28, 2024)

10.8*	Amended and Restated Non-Employee Director Deferral Program (FILED HEREWITH)

10.9

Third Amended and Restated Credit Agreement dated as of July 25, 2022, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed July 27, 2022)

10.10*

Apple Hospitality REIT, Inc. Grant and Performance Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q (SEC File No. 001-37389) filed November 4, 2024)

19	The Company’s Policy on Inside Information and Insider Trading (FILED HEREWITH)

21.1	Subsidiaries of the Company (FILED HEREWITH)

23.1	Consent of KPMG LLP (FILED HEREWITH)

23.2	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.3	Certification of the Company’s Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1

Certification of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

97*	The Company’s Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Company’s annual report on Form 10-K (SEC File No. 001-37389) filed February 22, 2024)

101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101.

* Denotes Management Contract or Compensation Plan.

Item 16. Form 10-K Summary

None.

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization

As of December 31, 2024

(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$-	$2,955	$39,053	$4,672	$46,680	$(20,400)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683	21,606	314	24,603	(5,581)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580	9,659	2,946	14,185	(4,301)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310	6,425	1,813	10,548	(3,372)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425	15,555	89	19,069	(4,393)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491	15,603	84	19,178	(4,226)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010	12,981	4,650	18,641	(5,891)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037	10,581	1,918	13,536	(6,348)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970	13,185	1,625	15,780	(5,088)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550	11,962	1,459	13,971	(3,562)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890	11,227	2,729	14,846	(4,594)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490	10,840	1,316	12,646	(3,234)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	-	210	15,654	2,756	18,620	(6,695)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-	11,452	2,033	13,485	(3,803)	2006	Sep-16	3 - 39 yrs.	101
Prattville	AL	Courtyard	-	2,050	9,101	1,838	12,989	(3,959)	2007	Mar-14	3 - 39 yrs.	84
Chandler	AZ	Courtyard	-	1,061	16,008	2,049	19,118	(8,238)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778	11,272	1,213	13,263	(5,625)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413	14,669	3,157	19,239	(8,518)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Hampton	-	-	15,209	2,357	17,566	(5,024)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406	41,174	156	44,736	(9,736)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-	18,907	2,536	21,443	(6,231)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111	12,953	3,748	17,812	(7,309)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000	26,811	3,059	35,870	(7,545)	2005	Sep-16	3 - 39 yrs.	122
Tempe	AZ	Hyatt House	-	-	24,001	7	24,008	(3,972)	2020	Aug-20	3 - 39 yrs.	105
Tempe	AZ	Hyatt Place	-	-	34,893	47	34,940	(5,647)	2020	Aug-20	3 - 39 yrs.	154
Tucson	AZ	Hilton Garden Inn	-	1,005	17,925	2,494	21,424	(10,444)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	-	2,080	12,424	2,547	17,051	(5,680)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992	14,543	1,508	17,043	(6,309)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430	21,290	2,911	27,631	(8,822)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	19,698	12,916	41,218	5,910	60,044	(13,731)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270	41,559	6,577	80,406	(15,755)	2007	Mar-14	3 - 39 yrs.	166

				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Burbank	CA	SpringHill Suites	23,385	10,734	49,181	588	60,503	(13,936)	2015	Jul-15	3 - 39 yrs.	170
Clovis	CA	Hampton	-	1,287	9,888	1,399	12,574	(5,587)	2009	Jul-09	3 - 39 yrs.	86
Clovis	CA	Homewood Suites	-	1,500	10,970	1,941	14,411	(6,299)	2010	Feb-10	3 - 39 yrs.	83
Cypress	CA	Courtyard	-	4,410	35,033	6,529	45,972	(13,938)	1988	Mar-14	3 - 39 yrs.	180
Cypress	CA	Hampton	-	3,209	16,749	2,515	22,473	(6,651)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	11,381	3,080	25,769	2,688	31,537	(7,863)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790	24,048	2,672	34,510	(9,292)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	-	16,380	28,952	3,711	49,043	(11,497)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920	21,515	4,116	31,551	(10,183)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490	13,662	3,993	19,145	(7,369)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	19,628	11,268	44,851	5,267	61,386	(14,611)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	14,611	13,570	36,644	4,675	54,889	(13,855)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020	29,151	5,687	42,858	(12,220)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	-	22,400	20,640	3,291	46,331	(8,630)	1999	Mar-14	3 - 39 yrs.	122
San Jose	CA	Homewood Suites	22,643	12,860	28,084	6,810	47,754	(14,096)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	-	-	32,292	2,153	34,445	(9,182)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	12,756	3,082	21,051	2,558	26,691	(10,138)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568	18,721	4,427	27,716	(11,554)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864	7,753	2,778	12,395	(5,318)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812	15,761	6,553	24,126	(12,160)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539	14,493	6,616	23,648	(10,844)	1997	Oct-08	3 - 39 yrs.	90
Tustin	CA	Fairfield	-	7,700	26,580	1,893	36,173	(7,170)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680	33,645	2,161	47,486	(9,446)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	-	1,780	15,860	933	18,573	(4,798)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	26,229	9,940	57,536	4,838	72,314	(16,851)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480	20,465	2,153	28,098	(7,149)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350	19,167	3,970	28,487	(9,632)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220	22,177	2,990	32,387	(7,038)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Hampton	-	2,594	20,951	38	23,583	(3,662)	2020	Apr-20	3 - 39 yrs.	116
Cape Canaveral	FL	Home2 Suites	-	2,415	19,668	45	22,128	(3,520)	2020	Apr-20	3 - 39 yrs.	108
Cape Canaveral	FL	Homewood Suites	-	2,780	23,967	436	27,183	(7,266)	2016	Sep-16	3 - 39 yrs.	153
Fort Lauderdale	FL	Hampton	-	1,793	21,357	5,955	29,105	(10,410)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	-	5,760	26,727	2,609	35,096	(7,628)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300	17,322	2,334	20,956	(5,239)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740	16,329	2,926	20,995	(5,526)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480	21,247	4,709	35,436	(10,220)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013	13,533	1,256	16,802	(3,678)	2009	Dec-18	3 - 39 yrs.	127
Miami	FL	Courtyard	-	-	31,488	2,310	33,798	(11,237)	2008	Mar-14	3 - 39 yrs.	118
Miami	FL	Hampton	-	1,972	9,987	6,654	18,613	(9,553)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	-	18,820	25,375	9,574	53,769	(13,552)	2000	Mar-14	3 - 39 yrs.	162

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Orlando	FL	Fairfield	-	3,140	22,580	3,347		29,067	(12,563)	2009	Jul-09	3 - 39 yrs.	200
Orlando	FL	Home2 Suites	-	2,731	18,063	153		20,947	(4,335)	2019	Mar-19	3 - 39 yrs.	128
Orlando	FL	SpringHill Suites	-	3,141	25,779	3,538		32,458	(14,161)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605	9,995	1,573		13,173	(5,828)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908	9,549	778		11,235	(4,672)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770	12,562	1,538		15,870	(3,710)	2008	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Fairfield	-	960	11,734	964		13,658	(3,421)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	10,938	883		11,821	(4,184)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824	20,034	4,231		26,089	(11,334)	2007	Nov-10	3 - 39 yrs.	147
Atlanta	GA	Home2 Suites	-	740	23,122	1,406		25,268	(7,094)	2016	Jul-16	3 - 39 yrs.	128
Atlanta / Downtown	GA	Hampton	-	7,861	16,374	4,138		28,373	(5,986)	1999	Feb-18	3 - 39 yrs.	119
Atlanta / Perimeter Dunwoody	GA	Hampton	-	3,228	26,498	230		29,956	(5,884)	2016	Jun-18	3 - 39 yrs.	132
Macon	GA	Hilton Garden Inn	-	-	15,043	1,022		16,065	(5,571)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	14,716	2,710		17,426	(6,584)	2004	Mar-14	3 - 39 yrs.	105
Cedar Rapids	IA	Hampton	-	1,590	11,364	445		13,399	(3,656)	2009	Sep-16	3 - 39 yrs.	103
Cedar Rapids	IA	Homewood Suites	-	1,770	13,116	2,410		17,296	(4,874)	2010	Sep-16	3 - 39 yrs.	95
Davenport	IA	Hampton	-	400	16,915	987		18,302	(5,202)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	20,156	1,335	21,114	3,734		26,183	(11,980)	2007	Apr-10	3 - 39 yrs.	186
Des Plaines	IL	Hilton Garden Inn	-	10,000	38,116	4,308		52,424	(11,352)	2005	Sep-16	3 - 39 yrs.	253
Hoffman Estates	IL	Hilton Garden Inn	-	1,770	14,371	(280)	(3)	15,861	(4,894)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246	28,328	2,969		33,543	(13,635)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722	21,843	2,306		25,871	(10,369)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410	23,594	369		27,373	(6,865)	2015	Sep-16	3 - 39 yrs.	158
Skokie	IL	Hampton	-	2,593	31,284	4,516		38,393	(10,108)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171	20,894	2,955		25,020	(10,692)	2008	Nov-10	3 - 39 yrs.	135
Merrillville	IN	Hilton Garden Inn	-	1,860	17,755	2,448		22,063	(5,715)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898	12,862	1,929		15,689	(6,595)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090	23,361	1,792		27,243	(6,724)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230	11,713	2,050		14,993	(4,985)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790	20,633	5,402		27,825	(10,196)	2000	Mar-14	3 - 39 yrs.	120
Louisville	KY	AC Hotel	-	5,004	46,548	11		51,563	(3,193)	2018	Oct-22	3 - 39 yrs.	156
Lafayette	LA	Hilton Garden Inn	-	-	17,898	6,773		24,671	(11,380)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709	9,400	1,108		11,217	(4,422)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	-	4,150	52,258	14,718		71,126	(22,214)	2002	Mar-14	3 - 39 yrs.	166
Marlborough	MA	Residence Inn	-	3,480	17,341	2,485		23,306	(7,392)	2006	Mar-14	3 - 39 yrs.	112

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Westford	MA	Hampton	-	3,410	16,320	1,893		21,623	(6,459)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	7,391	1,760	20,791	4,634		27,185	(9,778)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350	13,974	2,308		20,632	(6,411)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361	16,094	1,796		19,251	(8,058)	2010	Jul-10	3 - 39 yrs.	107
Portland	ME	AC Hotel	-	6,767	61,602	64		68,433	(6,415)	2018	Aug-21	3 - 39 yrs.	178
Portland	ME	Aloft Hotel	-	6,002	47,177	29		53,208	(5,441)	2021	Sep-21	3 - 39 yrs.	157
Portland	ME	Residence Inn	30,500	4,440	51,534	1,147		57,121	(11,830)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213	15,052	2,839		19,104	(8,393)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560	13,717	3,509		18,786	(5,859)	2003	Sep-16	3 - 39 yrs.	121
Rochester	MN	Hampton	-	916	13,225	2,871		17,012	(8,116)	2009	Aug-09	3 - 39 yrs.	124
St. Paul	MN	Hampton	-	2,523	29,365	464		32,352	(5,932)	2016	Mar-19	3 - 39 yrs.	160
Kansas City	MO	Hampton	-	727	9,363	2,848		12,938	(5,723)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000	20,818	4,179		26,997	(9,625)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758	20,954	11,235		33,947	(16,662)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758	15,287	4,161		20,206	(8,801)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	-	1,390	11,324	1,944		14,658	(4,727)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906	9,151	1,500		11,557	(5,416)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490	31,588	5,257		44,335	(13,160)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030	11,111	1,488		13,629	(3,851)	2010	Sep-16	3 - 39 yrs.	94
Durham	NC	Homewood Suites	-	1,232	18,343	9,053		28,628	(13,214)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746	10,563	1,749		13,058	(5,690)	2011	Feb-11	3 - 39 yrs.	118
Jacksonville	NC	Home2 Suites	-	910	12,527	1,413		14,850	(3,911)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310	13,034	1,868		16,212	(5,311)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170	14,268	1,317		17,755	(4,121)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700	36,829	6,690		50,219	(16,136)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710	22,636	1,934		26,280	(6,392)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	18,904	1,620	35,962	3,039		40,621	(10,494)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	-	1,890	22,014	2,632		26,536	(6,807)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550	23,828	5,255		33,633	(10,970)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,220	22,742	5,064		31,026	(10,921)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589	13,476	6,777		21,842	(9,886)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	-	-	27,133	4,279		31,412	(15,591)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054	19,513	4,301		25,868	(10,630)	2005	Jan-11	3 - 39 yrs.	131
Las Vegas	NV	SpringHill Suites	-	10,097	65,179	36		75,312	(2,394)	2009	Dec-23	3 - 39 yrs.	300
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510	28,718	6,892		42,120	(13,403)	2003	Mar-14	3 - 39 yrs.	166
New York	NY	Independent	-	-	102,832	(71,642)	(3), (5)	31,190	(21,553)	1916	Mar-14	3 - 32 yrs.
Syracuse	NY	Courtyard	-	812	23,278	1,528		25,618	(6,823)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	-	621	17,589	1,402		19,612	(5,373)	2013	Oct-15	3 - 39 yrs.	78
Cleveland	OH	Courtyard	-	3,212	30,118	106		33,436	(1,910)	2023	Jun-23	3 - 39 yrs.	154
Mason	OH	Hilton Garden Inn	-	1,120	16,770	1,383		19,273	(5,160)	2010	Sep-16	3 - 39 yrs.	110

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Twinsburg	OH	Hilton Garden Inn	-	1,419	16,614	4,647	22,680	(11,269)	1999	Oct-08	3 - 39 yrs.	142
Oklahoma City	OK	Hampton	-	1,430	31,327	3,053	35,810	(15,113)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270	32,700	2,487	36,457	(8,725)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760	20,056	1,307	22,123	(5,440)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280	13,340	800	15,420	(4,624)	2008	Sep-16	3 - 39 yrs.	90
Portland	OR	Hampton	-	10,813	64,433	227	75,473	(6,091)	2017	Nov-21	3 - 39 yrs.	243
Collegeville/Philadelphia	PA	Courtyard	-	2,115	17,953	5,251	25,319	(10,742)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996	20,374	3,403	24,773	(10,031)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	AC Hotel	-	3,305	31,605	77	34,987	(2,347)	2018	Oct-22	3 - 39 yrs.	134
Pittsburgh	PA	Hampton	-	2,503	18,537	5,127	26,167	(12,393)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250	16,778	2,194	22,222	(5,458)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540	16,399	2,920	22,859	(7,130)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330	10,839	1,475	13,644	(3,798)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Hyatt Place	-	2,802	27,700	145	30,647	(3,060)	2018	Sep-21	3 - 39 yrs.	130
Hilton Head	SC	Hilton Garden Inn	-	3,600	11,386	2,924	17,910	(5,838)	2001	Mar-14	3 - 39 yrs.	104
Franklin	TN	Courtyard	-	2,510	31,341	897	34,748	(8,448)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	-	2,970	29,208	1,749	33,927	(8,344)	2009	Sep-16	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	-	2,160	14,704	2,712	19,576	(4,973)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840	12,441	1,843	16,124	(4,130)	2006	Sep-16	3 - 39 yrs.	103
Memphis	TN	Hampton	-	2,449	37,097	4,950	44,496	(10,757)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Hilton Garden Inn	-	4,501	33,688	149	38,338	(3,590)	2019	Oct-21	3 - 39 yrs.	150
Nashville	TN	Hilton Garden Inn	-	2,754	39,997	4,431	47,182	(19,872)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153	15,206	1,866	18,225	(7,003)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	TownePlace Suites	-	7,390	13,929	1,509	22,828	(4,525)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	-	1,210	19,700	3,363	24,273	(9,303)	2003	Mar-14	3 - 39 yrs.	159
Arlington	TX	Hampton	-	1,217	8,738	2,127	12,082	(5,139)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579	18,487	2,497	22,563	(9,157)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306	16,504	2,316	20,126	(8,371)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459	17,184	5,874	24,517	(11,690)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Homewood Suites	-	1,898	16,462	6,737	25,097	(11,936)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Hampton	-	865	10,999	4,720	16,584	(8,170)	2001	Mar-09	3 - 39 yrs.	94
Austin/Round Rock	TX	Homewood Suites	-	2,180	25,644	2,525	30,349	(7,150)	2010	Sep-16	3 - 39 yrs.	115
Dallas	TX	Homewood Suites	-	4,920	29,427	4,790	39,137	(8,543)	2013	Sep-16	3 - 39 yrs.	130
Denton	TX	Homewood Suites	-	990	14,895	608	16,493	(4,892)	2009	Sep-16	3 - 39 yrs.	107
El Paso	TX	Homewood Suites	-	2,800	16,657	2,335	21,792	(7,037)	2008	Mar-14	3 - 39 yrs.	114

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Fort Worth	TX	Courtyard	-	2,313	15,825	306		18,444	(4,718)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	Hilton Garden Inn	-	4,637	25,073	2,661		32,371	(2,746)	2012	Nov-21	3 - 39 yrs.	157
Fort Worth	TX	Homewood Suites	-	3,309	18,397	649		22,355	(1,862)	2013	Nov-21	3 - 39 yrs.	112
Fort Worth	TX	TownePlace Suites	-	2,104	16,311	2,047		20,462	(8,157)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-	2,507	12,981	1,811		17,299	(7,619)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	-	1,522	15,543	2,230		19,295	(8,142)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-	2,080	21,836	1,476		25,392	(6,414)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Marriott	-	4,143	46,623	(19,694)	(3)	31,072	(19,794)	2010	Jan-10	3 - 39 yrs.	206
Houston	TX	Residence Inn	-	12,070	19,769	3,616		35,455	(8,492)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-	2,070	11,186	1,739		14,995	(3,973)	2012	Sep-16	3 - 39 yrs.	120
Lewisville	TX	Hilton Garden Inn	-	3,361	23,919	4,053		31,333	(14,394)	2007	Oct-08	3 - 39 yrs.	165
San Antonio	TX	TownePlace Suites	-	2,220	9,610	1,690		13,520	(4,447)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-	3,350	17,256	188		20,794	(4,913)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-	1,880	10,969	625		13,474	(4,664)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Hampton	-	636	8,723	2,585		11,944	(4,976)	2004	Jan-11	3 - 39 yrs.	81
Provo	UT	Residence Inn	-	1,150	18,277	3,809		23,236	(8,607)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Courtyard	-	2,635	45,851	70		48,556	(1,654)	2015	Oct-23	3 - 39 yrs.	175
Salt Lake City	UT	Hyatt House	-	4,312	39,534	164		44,010	(1,759)	2015	Oct-23	3 - 39 yrs.	159
Salt Lake City	UT	Residence Inn	-	1,515	24,214	1,653		27,382	(5,982)	2014	Oct-17	3 - 39 yrs.	136
Salt Lake City	UT	SpringHill Suites	-	1,092	16,465	2,237		19,794	(8,379)	2009	Nov-10	3 - 39 yrs.	143
South Jordan	UT	Embassy Suites	-	1,533	35,490	39		37,062	(1,253)	2017	Nov-23	3 - 39 yrs.	192
Alexandria	VA	Courtyard	-	6,860	19,681	4,808		31,349	(10,050)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-	5,968	-	21,120		27,088	(9,729)	2011	Mar-09	3 - 39 yrs.	155
Charlottesville	VA	Courtyard	-	21,130	27,737	3,850		52,717	(11,103)	2000	Mar-14	3 - 39 yrs.	139
Manassas	VA	Residence Inn	-	1,395	14,962	3,885		20,242	(8,023)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	13,509	2,003	-	23,618		25,621	(8,108)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	-	-	83,698	26,699		110,397	(44,037)	1984	Mar-14	3 - 39 yrs.	413
Richmond	VA	Residence Inn	13,509	1,113	-	12,883		13,996	(4,405)	2014	Jul-12	3 - 39 yrs.	75
Suffolk	VA	Courtyard	-	940	5,186	1,835		7,961	(3,206)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-	710	5,241	1,837		7,788	(2,657)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-	10,580	29,140	6,304		46,024	(12,272)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	12,000	40,556	8,171		60,727	(16,320)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	-	18,950	25,028	2,822		46,800	(10,014)	2006	Mar-14	3 - 39 yrs.	150
Renton	WA	Residence Inn	-	6,746	49,185	78		56,009	(2,013)	2019	Oct-23	3 - 39 yrs.	146
Seattle	WA	Residence Inn	-	63,484	92,786	6,014		162,284	(36,666)	1991	Mar-14	3 - 39 yrs.	234
Tukwila	WA	Homewood Suites	-	8,130	16,659	5,097		29,886	(9,703)	1992	Mar-14	3 - 39 yrs.	106
Madison	WI	Embassy Suites	-	3,946	78,399	132		82,477	(1,771)	2024	Jun-24	3 - 39 yrs.	262
Madison	WI	Hilton Garden Inn	-	2,593	47,152	39		49,784	(6,446)	2021	Feb-21	3 - 39 yrs.	176
Washington D.C.	-	AC Hotel	-	15,681	104,953	106		120,740	(2,805)	2020	Mar-24	3 - 39 yrs.	234
Richmond	VA	Corporate Office	-	682	3,723	2,967		7,372	(3,904)	1893	May-13	3 - 39 yrs.	N/A
			$254,300	$839,187	$5,112,110	$588,711		$6,540,008	$(1,803,214)				29,558

Investment in Real Estate:	2024	2023	2022
Balance as of January 1	$6,338,232	$6,000,975	$5,886,363
Acquisitions	203,074	293,802	86,467
Improvements	78,262	76,832	61,745
Dispositions	(74,684)	(227)	(7,425)
Assets held for sale (4)	(1,821)	(27,506)	-
Impairment of depreciable real estate	(3,055)	(5,644)	(26,175)
Total gross cost as of December 31	6,540,008	6,338,232	6,000,975
Finance ground lease assets as of December 31	102,084	102,084	102,084
Total investment in real estate	$6,642,092	$6,440,316	$6,103,059

Accumulated Depreciation and Amortization:	2024	2023	2022
Accumulated depreciation as of January 1	$(1,647,850)	$(1,480,043)	$(1,302,246)
Depreciation expense	(187,555)	(180,185)	(178,641)
Accumulated depreciation on dispositions	32,102	155	844
Assets held for sale (4)	89	12,223	-
Accumulated depreciation as of December 31	(1,803,214)	(1,647,850)	(1,480,043)
Accumulated amortization of finance leases as of December 31	(18,130)	(15,092)	(12,054)
Accumulated depreciation and amortization as of December 31	$(1,821,344)	$(1,662,942)	$(1,492,097)

(1)
Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)
The aggregate cost for U.S. federal income tax purposes is approximately $6.2 billion at December 31, 2024 (unaudited).
(3)
Amount includes a reduction in cost due to recognition of an impairment loss.
(4)
As of December 31, 2024, the Company had two hotels classified as held for sale, which are not included in this schedule. One was sold to an unrelated party in February 2025, while the other is expected to be sold in the first quarter of 2025.
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

Apple Hospitality REIT, Inc.
By:	/s/ Justin G. Knight	Date: February 24, 2025
Justin G. Knight, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 24, 2025
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 24, 2025
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 24, 2025
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 24, 2025
Justin G. Knight, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 24, 2025
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 24, 2025
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 24, 2025
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 24, 2025
Jon A. Fosheim, Director

By:	/s/ Kristian M. Gathright	Date: February 24, 2025
Kristian M. Gathright, Director

By:	/s/ Carolyn B. Handlon	Date: February 24, 2025
Carolyn B. Handlon, Director

By:	/s/ Blythe J. McGarvie	Date: February 24, 2025
Blythe J. McGarvie, Director

By:	/s/ L. Hugh Redd	Date: February 24, 2025
L. Hugh Redd, Director

By:	/s/ Howard E. Woolley	Date: February 24, 2025
Howard E. Woolley, Director