Form 10-Q
period 2025-03-31
Apple Hospitality REIT, Inc.
filed 2025-05-01
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of registrant’s common shares outstanding as of April 28, 2025: 237,914,339

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,849,324 and $1,821,344, respectively	$4,781,136	$4,820,748
Assets held for sale	11,190	17,015
Cash and cash equivalents	14,917	10,253
Restricted cash-furniture, fixtures and other escrows	35,185	33,814
Due from third-party managers, net	58,980	34,522
Other assets, net	46,770	53,568
Total Assets	$4,948,178	$4,969,920

Liabilities
Debt, net	$1,535,396	$1,471,452
Finance lease liabilities	111,481	111,585
Accounts payable and other liabilities	88,481	121,024
Total Liabilities	1,735,358	1,704,061

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 238,408,327 and 239,765,905 shares, respectively	4,751,358	4,771,005
Accumulated other comprehensive income	8,553	15,587
Accumulated distributions greater than net income	(1,547,091)	(1,520,733)
Total Shareholders’ Equity	3,212,820	3,265,859

Total Liabilities and Shareholders’ Equity	$4,948,178	$4,969,920

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Room	$296,864	$298,746
Food and beverage	15,511	15,062
Other	15,327	15,704
Total revenue	327,702	329,512

Expenses:
Hotel operating expense:
Operating	84,510	83,796
Hotel administrative	29,673	29,752
Sales and marketing	30,286	29,839
Utilities	12,479	11,519
Repair and maintenance	17,142	16,842
Franchise fees	14,553	14,754
Management fees	11,227	10,762
Total hotel operating expense	199,870	197,264
Property taxes, insurance and other	23,361	20,992
General and administrative	9,228	10,584
Depreciation and amortization	47,941	46,823
Total expense	280,400	275,663

Gain on sale of real estate	3,557	17,766

Operating income	50,859	71,615

Interest and other expense, net	(19,397)	(17,309)

Income before income taxes	31,462	54,306

Income tax expense	(241)	(256)

Net income	$31,221	$54,050

Other comprehensive income (loss):
Interest rate derivatives	(7,034)	3,708

Comprehensive income	$24,187	$57,758

Basic and diluted net income per common share	$0.13	$0.22

Weighted average common shares outstanding - basic and diluted	240,067	242,408

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

	Common Stock		Accumulated Other	Accumulated Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2024	239,766	$4,771,005	$15,587	$(1,520,733)	$3,265,859
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	573	6,931	-	-	6,931
Equity issuance costs	-	(272)	-	-	(272)
Common shares repurchased	(1,931)	(26,306)	-	-	(26,306)
Interest rate derivatives	-	-	(7,034)	-	(7,034)
Net income	-	-	-	31,221	31,221
Distributions declared to shareholders ($0.24 per share)	-	-	-	(57,579)	(57,579)
Balance at March 31, 2025	238,408	$4,751,358	$8,553	$(1,547,091)	$3,212,820

Balance at December 31, 2023	241,516	$4,794,804	$20,404	$(1,491,227)	$3,323,981
Share based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	830	10,971	-	-	10,971
Equity issuance costs	-	(271)	-	-	(271)
Interest rate derivatives	-	-	3,708	-	3,708
Net income	-	-	-	54,050	54,050
Distributions declared to shareholders ($0.24 per share)	-	-	-	(58,137)	(58,137)
Balance at March 31, 2024	242,346	$4,805,504	$24,112	$(1,495,314)	$3,334,302

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$31,221	$54,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,941	46,823
Gain on sale of real estate	(3,557)	(17,766)
Other non-cash expenses, net	1,707	2,094
Changes in operating assets and liabilities:
Increase in due from third-party managers, net	(24,458)	(27,186)
Decrease in other assets, net	670	2,833
Decrease in accounts payable and other liabilities	(4,385)	(6,196)
Net cash provided by operating activities	49,139	54,652

Cash flows from investing activities:
Acquisition of hotel properties, net	-	(118,337)
Disbursements for potential acquisitions, net	(432)	(422)
Capital improvements	(27,289)	(31,299)
Net proceeds from sale of real estate	20,645	33,111
Net cash used in investing activities	(7,076)	(116,947)

Cash flows from financing activities:
Repurchases of common shares	(26,306)	-
Common shares surrendered to satisfy employee withholding requirements	(3,275)	(5,050)
Distributions paid to common shareholders	(69,615)	(70,156)
Equity issuance costs	(142)	(159)
Proceeds from revolving credit facility	92,500	180,400
Payments on revolving credit facility	(27,000)	(49,400)
Payments of mortgage debt and other loans	(2,034)	(2,268)
Principal payments on finance leases	(156)	(110)
Net cash (used in) provided by financing activities	(36,028)	53,257

Net change in cash, cash equivalents and restricted cash	6,035	(9,038)

Cash, cash equivalents and restricted cash, beginning of period	44,067	43,618

Cash, cash equivalents and restricted cash, end of period	$50,102	$34,580

Supplemental cash flow information:
Interest paid	$18,579	$16,666
Income taxes paid	$39	$43

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$19,053	$19,355
Accrued capital expenditures	$6,010	$4,771

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$10,253	$10,287
Restricted cash-furniture, fixtures and other escrows, beginning of period	33,814	33,331
Cash, cash equivalents and restricted cash, beginning of period	$44,067	$43,618

Cash and cash equivalents, end of period	$14,917	$4,942
Restricted cash-furniture, fixtures and other escrows, end of period	35,185	29,638
Cash, cash equivalents and restricted cash, end of period	$50,102	$34,580

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities; therefore, the Company does not consolidate the entities. As of March 31, 2025, the Company owned 219 hotels with an aggregate of 29,558 guest rooms located in 37 states and the District of Columbia (“D.C.”), including one hotel with 206 guest rooms classified as held for sale, which is expected to be sold to an unrelated party in the third quarter of 2025. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2025.

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

Accounting Standards Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis and disclosure in interim periods about a reportable segment’s profit or loss and assets that were previously only required annually. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard was effective for fiscal years beginning after December 15, 2023, therefore, it was adopted by the Company within its 2024 Form 10-K. The new standard is effective for interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The adoption of this ASU only impacted disclosures in the notes to the Company’s consolidated financial statements but had no impact on the Company’s consolidated financial statements. See Note 9 for the Company’s interim segment disclosures in accordance with the adoption of this ASU.

Accounting Standards Recently Issued

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of March 31, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact the notes to the Company’s consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which focuses on improving the disclosures about a public business entity’s amounts and types of expenses. The update mandates an entity to disclose the amounts of specific natural expense categories—such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion—within relevant expense captions presented on the face of the income statement. Additionally, an entity must disclose qualitative descriptions of the composition of any remaining expense not separately disaggregated and disclose the total amount of selling expenses, and in annual reporting periods, the entity’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2027 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of March 31, 2025, the Company has not adopted this ASU and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Land	$835,045	$839,187
Building and improvements	5,057,094	5,064,866
Furniture, fixtures and equipment	610,055	610,062
Finance ground lease assets	102,084	102,084
Franchise fees	26,182	25,893
	6,630,460	6,642,092
Less accumulated depreciation and amortization	(1,849,324)	(1,821,344)
Investment in real estate, net	$4,781,136	$4,820,748

As of March 31, 2025, the Company owned 219 hotels with an aggregate of 29,558 guest rooms located in 37 states and the District of Columbia, including one hotel with 206 guest rooms classified as held for sale, which is expected to be sold to an unrelated party in the third quarter of 2025. As of March 31, 2025, the Company’s independent boutique hotel in New York, New York (the “non-hotel property”) was leased to a third-party hotel operator and was excluded from the Company’s hotel and guest room counts. As a result of the third-party hotel operator's failure to make lease payments, in 2024, the Company commenced legal proceedings to remove the third-party hotel operator from possession of the non-hotel property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the non-hotel property. On April 4, 2025, the Company recovered possession of the non-hotel property and reinstated operations of the hotel's 209 guest rooms through a third-party manager engaged by the Company.

As of March 31, 2025, the Company leases all of its 219 hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under a master hotel lease agreement.

Acquisitions

The Company did not acquire any hotels during the three months ended March 31, 2025. During the year ended December 31, 2024, the Company acquired two hotels, including one hotel that was acquired during the three months ended March 31, 2024. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Guest Rooms	Gross Purchase Price
Washington, D.C.	N/A	AC Hotels	HHM	3/25/2024	234	$116,804
Madison	WI	Embassy Suites	Raymond	6/20/2024	262	79,516
					496	$196,320

During 2024, the Company utilized proceeds from the sale of hotels and borrowings under its Revolving Credit Facility (as defined below) to purchase the Washington, D.C. and Madison, Wisconsin hotels. The acquisitions of these properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired.

3. Assets Held for Sale and Dispositions

Assets Held for Sale

In March 2025, the Company entered into a purchase and sale agreement with an unrelated party for the sale of one of its hotels for a gross sales price of $16.0 million. Since the buyer under the contract made a non-refundable deposit, as of March 31, 2025, the Company classified the hotel as assets held for sale in its consolidated balance sheet at its carrying value (which is less than the contract price, net of costs to sell). The Company expects to complete the sale of the hotel in the third quarter of 2025.

Dispositions

During the three months ended March 31, 2025, the Company sold two hotels to two unrelated parties for a combined gross sales price of approximately $21.0 million, resulting in a combined gain on the sales of approximately $3.6 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the three months ended March 31, 2025. The two hotels had a total carrying value of approximately $17.0 million at their respective times of sale. The following table lists the two hotels sold in 2025:

City	State	Brand	Date Sold	Guest Rooms
Chattanooga	TN	Homewood Suites	2/12/2025	76
Indianapolis	IN	SpringHill Suites	3/19/2025	130
				206

During the year ended December 31, 2024, the Company sold six hotels to five unrelated parties for a combined gross sales price of approximately $63.4 million, resulting in a combined gain on the sales of approximately $19.7 million, net of transaction costs, which was included in the Company’s consolidated statement of operations for the year ended December 31, 2024. The six hotels had a total carrying value of approximately $42.6 million at their respective times of sale. The following table lists the six hotels sold in 2024:

City	State	Brand	Date Sold	Guest Rooms
Rogers	AR	Hampton	2/9/2024	122
Rogers	AR	Homewood Suites	2/9/2024	126
Greensboro	NC	SpringHill Suites	5/21/2024	82
Wichita	KS	Courtyard	11/12/2024	90
Knoxville	TN	TownePlace Suites	12/3/2024	97
Austin	TX	Hilton Garden Inn	12/31/2024	117
				634

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income of approximately $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, relating to the results of operations of the nine hotels noted above (the one hotel classified as held for sale at March 31, 2025, the two hotels sold in the first three months of 2025, and the six hotels sold in 2024) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results; therefore, the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2025 and 2024, as applicable. The net proceeds from the sale of the one hotel in February 2025 were used for share repurchases and other general corporate purposes, while a portion of the proceeds from the sale of the hotel in March 2025 is expected to be used to complete a like-kind exchange, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“1031 Exchange”), with future acquisitions, which is expected to result in the deferral of taxable gains of approximately $2.4 million. A portion of the proceeds from the sale of the two hotels in February 2024 was used to complete a 1031 Exchange, for the acquisition of the AC Hotel in Washington, D.C. as discussed above in Note 2, which resulted in the deferral of taxable gains of $15.1 million. The net proceeds from the sale of the remaining four hotels in 2024 were used for share repurchases and other general corporate purposes.

4. Debt

Summary

As of March 31, 2025 and December 31, 2024, the Company’s debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving credit facility	$148,000	$82,500
Term loans and senior notes, net	1,135,683	1,135,175
Mortgage debt, net	251,713	253,777
Debt, net	$1,535,396	$1,471,452

The aggregate amounts of principal payable under the Company’s total debt obligations as of March 31, 2025 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2025 (April - December)	$293,001
2026	352,649
2027	278,602
2028	334,066
2029	162,294
Thereafter	119,654
1,540,266
Unamortized fair value adjustment of assumed debt	109
Unamortized debt issuance costs	(4,979)
Total	$1,535,396

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual Secured Overnight Financing Rate (“SOFR”) for a one-month term (“one-month SOFR”) plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect as of March 31, 2025 and December 31, 2024, is set forth below. All dollar amounts are in thousands.

	March 31, 2025	Percentage	December 31, 2024	Percentage
Fixed-rate debt (1)	$1,112,266	72%	$1,114,300	75%
Variable-rate debt	428,000	28%	362,500	25%
Total	$1,540,266		$1,476,800
Weighted-average interest rate of debt	4.76%		4.71%

(1)
Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

As of March 31, 2025 and December 31, 2024, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

				Outstanding Balance
	Interest Rate	Maturity Date		March 31, 2025	December 31, 2024
Revolving credit facility (1)	SOFR + 0.10% + 1.40% - 2.25%	7/25/2026		$148,000	$82,500

Term loans and senior notes
$275 million term loan	SOFR + 0.10% + 1.35% - 2.20%	7/25/2027		275,000	275,000
$300 million term loan	SOFR + 0.10% + 1.35% - 2.20%	1/31/2028		300,000	300,000
$50 million term loan	SOFR + 0.10% + 1.35% - 2.20%	8/2/2025	(3)	50,000	50,000
$175 million term loan	SOFR + 0.10% + 1.65% - 2.50%	8/2/2025	(3)	175,000	175,000
$130 million term loan	SOFR + 0.10% + 1.35% - 2.20%	7/25/2026		130,000	130,000
$85 million term loan	SOFR + 0.10% + 1.70% - 2.55%	12/31/2029		85,000	85,000
$50 million senior notes	3.60% - 4.35%	3/31/2030		50,000	50,000
$75 million senior notes	4.88% - 5.63%	6/2/2029		75,000	75,000
Term loans and senior notes at stated value				1,140,000	1,140,000
Unamortized debt issuance costs				(4,317)	(4,825)
Term loans and senior notes, net				1,135,683	1,135,175

Credit facilities, net (1)				$1,283,683	$1,217,675
Weighted-average interest rate (2)				4.93%	4.88%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility (as defined below) totaling approximately $1.8 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $735.0 million of the outstanding variable-rate debt as of March 31, 2025 and December 31, 2024. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR on March 31, 2025 and December 31, 2024 was 4.32% and 4.33%, respectively.
(3)
The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity date using funds from operations, borrowings under its Revolving Credit Facility (as defined below), proceeds from new financing, available credit extensions under its unsecured credit facilities or by refinancing the maturing debt.

For the unsecured credit facilities noted in the table above, the Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. The revolving credit facility has a maximum borrowing capacity of $650 million (the “Revolving Credit Facility”). Subject to certain conditions, including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year. As of March 31, 2025, the Company had availability of approximately $500.2 million under the Revolving Credit Facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter. Interest payments on the Revolving Credit Facility and term loans are due monthly, and the interest rates, subject to certain exceptions, are equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin (margin ranges shown in the table above), depending upon the Company’s leverage ratio, as calculated under the terms of each respective credit agreement. Interest payments on the senior notes are due quarterly, and the interest rates, subject to certain exceptions, have a range of annual rates (shown in the table above) depending on the Company’s leverage ratio, as calculated under the terms of each respective note agreement.

$130 Million Term Loan Facility

On July 17, 2024, the Company amended its existing $85 million term loan facility, that had a maturity date of July 25, 2024, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing (the “$130 million term loan facility”), and extended the maturity date to July 25, 2026. The interest rate under the $130 million term loan facility, subject to certain exceptions, is equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions.

Credit Facilities Covenants

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants, restrictions on certain investments and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. Refer to Note 4 of the Company’s 2024 Form 10-K for additional details. The Company was in compliance with the applicable covenants as of March 31, 2025.

Mortgage Debt

As of March 31, 2025, the Company had approximately $252.3 million in outstanding mortgage debt secured by 14 properties with maturity dates ranging from April 2025 to May 2038, stated interest rates ranging from 3.40% to 4.46% and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of March 31, 2025 and December 31, 2024 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2025	Outstanding balance as of December 31, 2024
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	(2)	10,000	7,306	7,391
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	(3)	34,118	25,939	26,229
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	(3)	13,655	11,298	11,381
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	(3)	22,681	18,765	18,904
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026		24,000	20,017	20,156
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	19,486	19,698
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	19,416	19,628
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	14,454	14,611
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	23,167	23,385
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	12,637	12,756
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	13,425	13,509
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	13,425	13,509
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032		33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038		30,000	22,431	22,643
						$311,854	252,266	254,300
Unamortized fair value adjustment of assumed debt							109	192
Unamortized debt issuance costs							(662)	(715)
Total							$251,713	$253,777

(1)
Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and is amortizing the adjustments to interest expense over the life of the loan.
(2)
Loan was repaid in full on April 11, 2025.
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

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2025, both the carrying value and the estimated fair value of the Company’s debt were approximately $1.5 billion. As of December 31, 2024, the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion and $1.4 billion, respectively. Both the carrying value and the estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR plus a 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of March 31, 2025 and December 31, 2024. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at March 31, 2025	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	March 31, 2025	December 31, 2024
Active interest rate swaps designated as cash flow hedges at March 31, 2025:
$75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	$314	$887
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	187	361
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	102	197
75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	2,253	2,924
125,000	11/3/2023	11/3/2023	11/18/2026	4.51%	(1,321)	(860)
50,000	8/2/2024	8/2/2024	8/18/2027	3.63%	130	590
50,000	8/1/2024	8/5/2024	8/31/2027	3.84%	(103)	344
50,000	3/17/2023	3/20/2023	3/18/2028	3.50%	315	910
50,000	3/17/2023	3/20/2023	3/20/2028	3.49%	319	900
50,000	8/1/2024	8/5/2024	8/18/2028	3.75%	(71)	554
50,000	7/11/2024	7/18/2024	7/18/2029	3.96%	(495)	270
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	6,923	8,510
$735,000					$8,553	$15,587

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of March 31, 2025, all 12 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $5.0 million of net unrealized gains included in accumulated other comprehensive income at March 31, 2025 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Interest rate derivatives in cash flow hedging relationships	$(4,490)	$9,709	$2,544	$6,001

6. Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2024 Form 10-K. Below is a summary of the significant related party relationships in effect during the three months ended March 31, 2025 and 2024.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the three months ended March 31, 2025 and 2024 totaled approximately $0.3 million for each respective period, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of March 31, 2025 and December 31, 2024, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.5 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns a Learjet used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft is also leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity which is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft would be included in general and administrative expenses in the Company’s consolidated statements of operations, however, the Company did not use these aircraft during either of the three-month periods ended March 31, 2025 or March 31, 2024.

7. Shareholders’ Equity

Distributions

For the three months ended March 31, 2025, the Company paid distributions of $0.29 per common share for a total of $69.6 million. During the three months ended March 31, 2024, the Company paid distributions of $0.29 per common share for a total of $70.2 million. Additionally, in March 2025, the Company declared a monthly cash distribution of $0.08 per common share, totaling $19.1 million, which was recorded as a payable as of March 31, 2025 and paid on April 15, 2025. In addition to the regular monthly cash distribution of $0.08 per common share for December 2024, the Board of Directors approved a special one-time distribution of $0.05 per common share for a combined distribution of $0.13 per common share, totaling $31.2 million, which was recorded as a payable as of December 31, 2024 and paid in January 2025. Distributions declared but not paid at the balance sheet date are included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Issuance of Shares

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s current shelf registration statement. The Company did not sell any common shares under the ATM Program during the three months ended March 31, 2025 or during the year ended December 31, 2024. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income producing properties.

Share Repurchases

In May 2024, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $335.4 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 1.9 million of its common shares at a weighted-average market purchase price of approximately $13.61 per common share for an aggregate purchase price, including commissions, of approximately $26.3 million. The Company did not repurchase any common shares during the three months ended March 31, 2024. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of March 31, 2025, approximately $274.5 million remained available for purchase under the Share Repurchase Program.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management team. Under the incentive plan for 2025 (the “2025 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2025 performance measures, with one-half (50%) of incentive compensation based on operational metrics and performance goals and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational metrics and performance goals, 75% of the operational performance target will be based on the following metrics: Comparable Hotels RevPAR growth, Comparable Hotels Adjusted Hotel EBITDA margin, Adjusted EBITDAre and Modified Funds from Operations per share, equally weighted at 18.75% (non-GAAP financial measures are defined elsewhere within this Quarterly Report on Form 10-Q). The remaining 25% of the operational performance target will be based on the management of balance sheet maturities and allocation of capital to drive shareholder returns. As of March 31, 2025, the range of potential aggregate payouts under the 2025 Incentive Plan was $0 - $29.8 million. Based on performance through March 31, 2025, the Company has accrued approximately $3.4 million as a liability for potential executive incentive compensation payments under the 2025 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2025 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2025. Approximately 25% of target awards under the 2025 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2024 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2026.

Under the incentive plan for 2024 (the “2024 Incentive Plan”), the Company recorded approximately $3.7 million in general and administrative expenses in its consolidated statement of operations for the three months ended March 31, 2024.

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2024 Incentive Plan and the incentive plan for 2023 (the “2023 Incentive Plan”).

	2024 Incentive Plan		2023 Incentive Plan
Period common shares issued	First Quarter 2025		First Quarter 2024

Common shares earned under each incentive plan	766,601		1,110,664
Common shares surrendered on issuance date to satisfy tax withholding obligations	221,309		306,346
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	545,292		804,318
Average of the high and low stock price on issuance date	$14.48		$16.27
Total share-based compensation earned, including the surrendered shares (in millions)	$11.1	(1)	$18.1	(2)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	302,438		399,842
Of the total common shares earned and issued, total common shares restricted at time of issuance	242,854		404,476

Restricted common shares vesting date	December 12, 2025		December 13, 2024
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	n/a		170,970

(1)
Of the total 2024 share-based compensation, approximately $9.3 million was recorded as a liability as of December 31, 2024 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2024. Another $1.8 million, which is subject to vesting on December 12, 2025 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2025. For the three months ended March 31, 2025, the Company recognized approximately $0.4 million of share-based compensation expense related to restricted share awards.
(2)
Of the total 2023 share-based compensation, approximately $3.3 million, which vested on December 13, 2024, was recognized as share-based compensation expense proportionately throughout 2024. For the three months ended March 31, 2024, the Company recognized approximately $0.8 million of share-based compensation expense related to restricted share awards.

9. Reportable Segments

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

The following table reconciles the Company’s single reportable segment Adjusted Hotel EBITDA to GAAP net income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total revenue	$327,702	$329,512

Less:
Significant hotel operating expenses
Operating	84,510	83,796
Hotel administrative	29,673	29,752
Sales and marketing	30,286	29,839
Utilities	12,479	11,519
Repair and maintenance	17,142	16,842
Franchise fees	14,553	14,754
Management fees	11,227	10,762
Total significant hotel operating expenses	199,870	197,264

Property taxes, insurance & other	23,361	20,992
Other segment items (1)	(794)	1,463

Adjusted Hotel EBITDA	105,265	109,793

General and administrative	(9,228)	(10,584)
Depreciation and amortization	(47,941)	(46,823)
Gain on sale of real estate	3,557	17,766
Other segment items (1)	(794)	1,463
Interest expense, net	(19,397)	(17,309)
Income tax expense	(241)	(256)

Net income	$31,221	$54,050

(1)
Includes operating results from the non-hotel property for the three months ended March 31, 2025 and 2024 and the expenses relating to amortization of favorable and unfavorable operating leases and non-cash straight-line operating ground lease expense to ensure their exclusion from Adjusted Hotel EBITDA as these items do not reflect the underlying operating performance of the Company's hotels.

Disclosure of the reportable segment’s revenue and profit or loss is included in the Company’s consolidated statements of operations and comprehensive income, disclosure of the reportable segment’s assets is presented in the Company’s consolidated balance sheets, and disclosure of the reportable segment’s significant noncash items is provided in the Company’s consolidated statements of cash flows, all within this Quarterly Report on Form 10-Q. For the three months ended March 31, 2025 and 2024, the Company invested approximately $19.6 million and $20.3 million in capital expenditures, respectively.

10. Commitments and Contingencies

Purchase Contract Commitments

As of March 31, 2025, the Company had separate outstanding contracts for the potential purchase of two hotels, consisting of one existing hotel in Tampa, Florida with an expected closing date in June 2025 and one hotel under development in Nashville, Tennessee (the “Nashville Motto”), for a total combined purchase price of approximately $117.0 million. The Nashville Motto is currently planned to be completed and opened for business in late 2025, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring these hotels, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under their respective outstanding purchase contracts. If the seller under the Nashville Motto contract meets all of the conditions to closing, the Company is obligated to specifically perform under that contract and acquire the completed hotel.

The following table summarizes the location, expected franchise brand, date of purchase contract, expected number of rooms, refundable (if the seller does not meet its obligations under the contract) deposits paid and gross purchase price for each of the contracts outstanding as of March 31, 2025. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Guest Rooms	Refundable Deposits	Gross Purchase Price
Nashville, TN	Motto	5/16/2023	260	$1,058	$98,183
Tampa, FL	Homewood Suites	3/10/2025	126	200	18,800
			386	$1,258	$116,983

LuxUrban Re Holdings LLC vs. Apple Eight Hospitality Ownership, Inc., et al

In February 2025, the Company was notified of a complaint purportedly filed by LuxUrban Re Holdings LLC, the third-party property operator of the non-hotel property, against the Company’s subsidiary and its former third-party hotel manager in the Supreme Court of New York alleging breach of contract and conspiracy to commit fraud. The Company believes the allegations are without merit. On April 4, 2025, this complaint was discontinued, with prejudice, and without any loss recorded or paid by the Company. The Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the non-hotel property. In addition, on April 4, 2025, the Company recovered possession of the non-hotel property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company.

11. Subsequent Events

In April 2025, the Company purchased, under its Share Repurchase Program, approximately 0.5 million of its common shares, at a weighted-average market purchase price of approximately $12.18 per common share, for an aggregate purchase price of approximately $6.0 million, including commissions. As of April 30, 2025, approximately $268.5 million remained available for purchase under the Share Repurchase Program.

On April 11, 2025, the Company repaid in full its secured mortgage loan associated with its Westford, Massachusetts Residence Inn, resulting in a total repayment of $7.3 million. See Note 4 for additional information concerning this transaction.

On April 15, 2025, the Company paid approximately $19.1 million, or $0.08 per common share, in distributions to shareholders of record as of March 31, 2025.

On April 17, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on May 15, 2025, to shareholders of record as of April 30, 2025.

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

Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions (including the potential effects of tariffs, inflation or a recessionary environment); reduced business and leisure travel due to geopolitical uncertainty, including terrorism and acts of war; travel-related health concerns, including widespread outbreaks of infectious or contagious diseases in the U.S.; inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires; government shutdowns, airline strikes or equipment failures, or other disruptions; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2024 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2024 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of March 31, 2025, the Company owned 219 hotels with an aggregate of 29,558 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia, including one hotel with 206 guest rooms classified as held for sale, which is expected to be sold to an unrelated party in the third quarter of 2025. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, as of March 31, 2025, the Company had separate outstanding contracts for the potential purchase of two hotels, consisting of one existing hotel in Tampa, Florida with an expected closing date in June 2025 and one hotel under development in Nashville, Tennessee, for a total combined purchase price of approximately $117.0 million. The Nashville Motto is currently planned to be completed and opened for business in late 2025, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring these hotels, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under their respective outstanding purchase contracts. If the seller under the Nashville Motto contract meets all of the conditions to closing, the Company is obligated to specifically perform under that contract and acquire the completed hotel. If the closings occur, the Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the properties under contract.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the three months ended March 31, 2025, the Company sold two hotels to two unrelated parties for a combined gross sales price of approximately $21.0 million, resulting in a combined gain on the sales of approximately $3.6 million, net of transaction costs. The Company is expected to use a portion of the net proceeds from the sale of one of the hotels to complete a 1031 Exchange for future acquisitions.

See Note 2 titled “Investment in Real Estate,” Note 3 titled “Assets Held for Sale and Dispositions” and Note 10 titled “Commitments and Contingencies” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

As of March 31, 2025, the Company’s independent boutique hotel in New York, New York was leased to a third-party hotel operator and was excluded from the Company’s hotel and guest room counts. As a result of the third-party hotel operator's failure to make lease payments, in 2024, the Company commenced legal proceedings to remove the third-party hotel operator from possession of the non-hotel property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the non-hotel property. On April 4, 2025, the Company recovered possession of the non-hotel property and reinstated operations of the hotel's 209 guest rooms through a third-party manager engaged by the Company.

Hotel Operations

As of March 31, 2025, the Company owned 219 hotels, including one hotel classified as held for sale, with a total of 29,558 guest rooms as compared to 224 hotels with a total of 29,886 guest rooms as of March 31, 2024. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the three months ended March 31, 2025, the Company did not acquire any properties and sold two properties, including one property sold on February 12, 2025 and one sold on March 19, 2025. During the three months ended March 31, 2024, the Company acquired one existing hotel on March 25, 2024 and sold two properties on February 9, 2024.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenue	$327,702	100.0%	$329,512	100.0%	-0.5%
Hotel operating expense	199,870	61.0%	197,264	59.9%	1.3%
Property taxes, insurance and other expense	23,361	7.1%	20,992	6.4%	11.3%
General and administrative expense	9,228	2.8%	10,584	3.2%	-12.8%

Depreciation and amortization expense	47,941		46,823		2.4%
Gain on sale of real estate	3,557		17,766		-80.0%
Interest and other expense, net	19,397		17,309		12.1%
Income tax expense	241		256		-5.9%

Net income	31,221		54,050		-42.2%
Adjusted Hotel EBITDA (1)	105,265		109,793		-4.1%

Number of hotels owned at end of period	219		224		-2.2%
ADR	$156.24		$153.18		2.0%
Occupancy	71.1%		72.0%		-1.3%
RevPAR	$111.04		$110.25		0.7%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 218 hotels owned and held for use as of March 31, 2025 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 218 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. This information has not been audited, either for the periods owned or prior to ownership by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2025	2024	Percent Change
ADR	$156.56	$155.05	1.0%
Occupancy	71.1%	72.2%	-1.5%
RevPAR	$111.36	$111.97	-0.5%

Same Store Operating Results

The following table reflects certain operating statistics for the 216 hotels owned and held for use by the Company as of January 1, 2024 and during the entirety of the reporting periods being compared (“Same Store Hotels”). This information has not been audited.

	Three Months Ended March 31,
	2025	2024	Percent Change
ADR	$155.69	$154.12	1.0%
Occupancy	71.3%	72.1%	-1.1%
RevPAR	$111.07	$111.18	-0.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. During the first three months of 2025, demand was modestly impacted across the portfolio with weather related travel disruption in January and February, reduced government travel in late March and the impact of heightened macroeconomic uncertainty in the U.S. As a result, the Company’s Comparable Hotels and Same Store Hotels revenue and operating results generally remained unchanged or had a slight decrease during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The Company expects RevPAR for its Comparable Hotels to seasonally improve and RevPAR for the full year of 2025 to be in line with 2024, assuming the current macroeconomic environment continues.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended March 31, 2025 and 2024, the Company had total revenue of $327.7 million and $329.5 million, respectively. For the three months ended March 31, 2025 and 2024, respectively, Comparable Hotels achieved combined average occupancy of 71.1% and 72.2%, ADR of $156.56 and $155.05 and RevPAR of $111.36 and $111.97. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2024, during the three months ended March 31, 2025, occupancy decreased by 1.3% while ADR increased by 2.0%, resulting in a marginal increase of 0.7% in RevPAR. RevPAR growth for the three months ended March 31, 2025, as compared to the same period of 2024, was driven by the higher RevPAR from the additional hotels acquired in 2024 as compared to the lower RevPAR of those hotels that were sold during and since the first quarter of 2024. While RevPAR growth was positive, room revenue saw a slight decline, primarily due to the additional day of revenues in 2024 from the leap year. Markets with significant above average growth in the first quarter of 2025, compared to the same period in 2024, for the Company included Houston, Los Angeles, New Orleans, Richmond, Salt Lake City and Tampa. Government demand softened late in the quarter, driven by recent changes made by the current administration to curtail government spending, which has had and is expected to continue to have, a modestly negative impact on revenue should current conditions persist.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2025 and 2024, hotel operating expense totaled $199.9 million and $197.3 million, respectively, or 61.0% and 59.9% of total revenue for the respective periods. The increase in hotel operating expense for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily driven by increased labor costs, increased utility costs and general inflationary pressures throughout the overall economy. The Company continues to feel upward pressure on total payroll costs given a competitive labor market where the demand for strong hotel talent remains high. However, the rate of wage growth has slowed and management companies have made progress in reducing their use of contract labor. For the remainder of 2025, the Company anticipates a slightly more favorable operating expense environment as the impact of inflationary pressures moderates, however, there still exists uncertainty around the potential inflationary impact of new tariff policies. The Company continues to monitor its management companies’ efforts to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and a tight labor market. The Company will continue to support its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including their efforts to maximize operational efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the three months ended March 31, 2025 and 2024 totaled $23.4 million and $21.0 million, respectively, or 7.1% and 6.4% of total revenue for the respective periods. The increase in property taxes, insurance and other expense for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in property taxes in certain markets and liability insurance premiums, partially offset by decreases in property insurance premiums. The Company will continue to proactively pursue tax assessment appeals in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2025 and 2024 was $9.2 million and $10.6 million, respectively, or 2.8% and 3.2% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The decrease in general and administrative expense for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to decreased accruals for anticipated performance under the Company’s executive incentive compensation plan, partially offset by increased payroll and related benefit costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $47.9 million and $46.8 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. The increase of approximately $1.1 million for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the acquisitions of two hotels in the first half of 2024, as well as renovations completed throughout 2024 and the first quarter of 2025, partially offset by the sale of six hotels in 2024 and two hotels in the first quarter of 2025.

Interest and Other Expense, net

Interest and other expense, net for the three months ended March 31, 2025 and 2024 was $19.4 million and $17.3 million, respectively. Interest and other expense, net for both the three months ended March 31, 2025 and 2024 is net of approximately $0.8 million and $0.6 million, respectively, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the three months ended March 31, 2025 increased compared to the same period of 2024 as a result of higher average borrowings associated with variable-rate debt and higher average interest rates on the Company's variable-rate debt due to the current inflationary environment. The Company anticipates interest expense for the remainder of 2025 will be greater than the interest expense for the same period of 2024 as a result of a decrease in the amount of variable-rate debt that is fixed by interest rate swaps and higher borrowings under the Revolving Credit Facility. The proportion of fixed-rate debt was less over the three months ended March 31, 2025 compared to the same period of 2024, as the Company had six interest rate swaps in effect on $285.0 million of variable-rate debt that matured during 2024 while the Company entered into four new swaps in effect on $200.0 million of variable rate debt during 2024, but at a higher fixed rate than the swaps that expired. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements.

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

The Company calculates MFFO by further adjusting FFO for the exclusion of amortization of finance ground lease assets, amortization of favorable and unfavorable operating leases, net and non-cash straight-line operating ground lease expense, as these expenses do not reflect the underlying performance of the related hotels. The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance. In addition, MFFO is a component of a key compensation measure of operational performance within the 2025 Incentive Plan.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$31,221	$54,050
Depreciation of real estate owned	47,181	46,059
Gain on sale of real estate	(3,557)	(17,766)
Funds from operations	74,845	82,343
Amortization of finance ground lease assets	759	759
Amortization of favorable and unfavorable operating leases, net	102	102
Non-cash straight-line operating ground lease expense	33	36
Modified funds from operations	$75,739	$83,240

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

The Company further excludes actual corporate-level general and administrative expense for the Company as well as Adjusted EBITDAre from the non-hotel property from Adjusted EBITDAre (Adjusted Hotel EBITDA) to isolate property-level operational performance over which the Company’s hotel operators have direct control. The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance and it is used by management to measure the performance of the Company’s hotels and effectiveness of the operators of the hotels. In addition, Adjusted EBITDAre and Adjusted Hotel EBITDA are both components of key compensation measures of operational performance within the 2025 Incentive Plan.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$31,221	$54,050
Depreciation and amortization	47,941	46,823
Amortization of favorable and unfavorable operating leases, net	102	102
Interest and other expense, net	19,397	17,309
Income tax expense	241	256
EBITDA	98,902	118,540
Gain on sale of real estate	(3,557)	(17,766)
EBITDAre	95,345	100,774
Non-cash straight-line operating ground lease expense	33	36
Adjusted EBITDAre	95,378	100,810
General and administrative expense	9,228	10,584
Adjusted EBITDAre from non-hotel property (1)	659	(1,601)
Adjusted Hotel EBITDA	$105,265	$109,793

(1)
Non-hotel property only includes the results of one hotel in New York, New York that was leased to a third-party hotel operator. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA starting in the second half of 2023.

Hotels Owned

As of March 31, 2025, the Company owned 219 hotels with an aggregate of 29,558 guest rooms located in 37 states and the District of Columbia, including one hotel with 206 guest rooms classified as held for sale, which is expected to be sold to an unrelated party in the third quarter of 2025. The following tables summarize the number of hotels and guest rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Guest Rooms
Hilton Garden Inn	39	5,476
Hampton	36	4,831
Courtyard	34	4,892
Residence Inn	30	3,695
Homewood Suites	28	3,215
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	8	1,333
TownePlace Suites	8	834
Embassy Suites	4	770
AC Hotels	4	702
Hyatt Place	3	411
Marriott	2	619
Hyatt House	2	264
Aloft Hotels	1	157
Total	219	29,558

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Guest Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
California	26	3,722
Colorado	4	567
Florida	22	2,844
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	3	349
Iowa	3	301
Kansas	2	230
Kentucky	1	156
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
Nevada	1	300
New Jersey	5	629
New York	3	346
North Carolina	7	799
Ohio	3	406
Oklahoma	4	545
Oregon	1	243
Pennsylvania	4	525
South Carolina	5	590
Tennessee	9	1,164
Texas	26	3,211
Utah	6	919
Virginia	11	1,667
Washington	4	636
Wisconsin	2	438
Washington, D.C.	1	234
Total	219	29,558

The following table summarizes the location, brand, manager, date acquired or completed and number of guest rooms for each of the 219 hotels and the non-hotel property that the Company owned as of March 31, 2025. As noted below, as of March 31, 2025, 14 of the Company’s properties are subject to ground leases and 14 of its hotels are encumbered by mortgages securing associated loan obligations.

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(1)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(1)
Clovis	CA	Hampton	Dimension	7/31/2009	86
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(1)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(1)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(1)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	122
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(1)

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(1)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221	(1)
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Cedar Rapids	IA	Hampton	Chartwell	9/1/2016	103
Cedar Rapids	IA	Homewood Suites	Chartwell	9/1/2016	95
Davenport	IA	Hampton	Chartwell	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(1)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108	(1)
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft Hotels	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(1)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178	(1)
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Highgate	12/27/2023	300
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	(non-hotel)	N/A	3/1/2014	-	(2) (3)

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145
Austin	TX	Fairfield	HHM	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Marriott	Western	1/8/2010	206	(4)
Houston	TX	Residence Inn	Western	3/1/2014	129

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(1)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(1)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Madison	WI	Embassy Suites	Raymond	6/20/2024	262
Washington, D.C.	-	AC Hotels	HHM	3/25/2024	234
Total					29,558

(1)
Hotel is encumbered by mortgage.
(2)
Property is subject to ground lease.
(3)
As of March 31, 2025, the Company’s independent boutique hotel in New York, New York was leased to a third-party hotel operator and was excluded from the Company’s hotel and guest room counts. As a result of the third-party hotel operator's failure to make lease payments, in 2024, the Company commenced legal proceedings to remove the third-party hotel operator from possession of the non-hotel property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the non-hotel property. On April 4, 2025, the Company recovered possession of the non-hotel property and reinstated operations of the hotel's 209 guest rooms through a third-party manager engaged by the Company.
(4)
Hotel is classified as held for sale as of March 31, 2025 and is expected to be sold to an unrelated third party in the third quarter of 2025.

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

As of March 31, 2025, the Company had $1.5 billion of total outstanding debt consisting of $252.3 million of mortgage debt and $1.3 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of March 31, 2025, the Company had available corporate cash on hand of approximately $14.9 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $500.2 million.

The credit agreements governing the unsecured credit facilities contain mandatory prepayment requirements, customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of March 31, 2025.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for details regarding the Company’s debt agreements as of March 31, 2025.

The Company has a universal shelf registration statement on Form S-3 (No. 333-285184) that was automatically effective upon filing on February 25, 2025. The Company may offer an indeterminate number or amount, as the case may be, of (1) common shares, no par value per share; (2) preferred shares, no par value per share; (3) depository shares representing the Company’s preferred shares; (4) warrants exercisable for the Company’s common shares, preferred shares or depository shares representing preferred shares; (5) rights to purchase common shares; and (6) unsecured senior or subordinate debt securities, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under the ATM Program. No common shares were sold under the Company’s ATM Program during the three months ended March 31, 2025 or during the year ended December 31, 2024. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or a similar successor program, for general corporate purposes which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. On March 20, 2025, the Company declared a monthly cash distribution of $0.08 per common share, paid on April 15, 2025, to shareholders of record as of March 31, 2025. For the three months ended March 31, 2025, the Company paid distributions of $0.29 per common share, for a total of $69.6 million. Subsequent to quarter end, on April 17, 2025, the Company declared a monthly cash distribution of $0.08 per common share, payable on May 15, 2025 to shareholders of record as of April 30, 2025.

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

Share Repurchases

In May 2024, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $335.4 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2025 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 1.9 million of its common shares at a weighted-average market purchase price of approximately $13.61 per common share for an aggregate purchase price, including commissions, of approximately $26.3 million. The Company did not repurchase any common shares during the three months ended March 31, 2024. Repurchases under the Share Repurchase Program have been funded, and the Company intends to fund future repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be repurchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of March 31, 2025, approximately $274.5 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment at the applicable hotels, based on a percentage of the hotel’s gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to those hotels. As of March 31, 2025, the Company held approximately $31.5 million in reserves related to these properties. During the three months ended March 31, 2025, the Company invested approximately $19.6 million in capital expenditures. The Company anticipates spending approximately $80 million to $90 million during 2025, which includes various comprehensive renovation projects for approximately 20 properties, however, inflationary pressures, supply chain shortages or tariffs, among other issues, may result in increased costs and delays for anticipated projects. The Company does not currently have any existing or planned projects for new property development.

Upcoming Debt Maturities and Debt Service Payments

As of March 31, 2025, the Company had approximately $361.1 million of principal and interest payments due on its debt over the next 12 months. Included in this total is a $7.3 million mortgage, which was fully repaid on April 11, 2025, a $25.9 million mortgage that matures in the second quarter of 2025, one mortgage, covering two properties, totaling $30.1 million that matures in the third quarter of 2025 and two unsecured term loans totaling $225.0 million that mature in the third quarter of 2025. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using funds from operations, borrowings under its Revolving Credit Facility, proceeds from new financing, available credit extensions under its unsecured credit facilities or by refinancing the maturing debt. The Company may also pursue amendments with its lenders to extend the maturity date of any expiring loans. Interest expense related to the Company’s unsecured credit facilities is expected to be higher over the next 12 months than it was during the previous 12 months as a result of increased borrowings under the Company’s Revolving Credit Facility and a decrease in the amount of the Company’s variable-rate debt that is fixed by interest rate swaps partially offset by the expected decrease in SOFR rates. The proportion of variable-rate debt that is fixed by interest rate swaps was less over the three months ended

March 31, 2025 compared to the same period of 2024, as the Company had six interest rate swaps in effect on $285.0 million of variable-rate debt that matured during 2024 while the Company entered into four new interest rate swaps in effect on $200.0 million of variable-rate debt during 2024, but at higher rates than the swap agreements that expired. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements. See Note 4 titled “Debt” and Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more detail regarding future maturities of the Company’s debt instruments and interest rate swap agreements as of March 31, 2025.

Purchase Contract Commitments

As of March 31, 2025, the Company had separate outstanding contracts for the potential purchase of two hotels, consisting of one existing hotel in Tampa, Florida with an expected closing date in June 2025 and one hotel under development in Nashville, Tennessee, for a total combined purchase price of approximately $117.0 million. The Nashville Motto is currently planned to be completed and opened for business in late 2025, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring these hotels, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under their respective outstanding purchase contracts. If the seller under the Nashville Motto contract meets all of the conditions to closing, the Company is obligated to specifically perform under that contract and acquire the completed hotel. If the closings occur, the Company plans to utilize its available cash or borrowings under its unsecured credit facilities available at closing to purchase the properties under contract.

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

Impact of Inflation

The Company relies on the performance of its hotels and the ability of its hotel operators to increase revenue to keep pace with inflation. Hotel operators, in general, possess the ability to adjust room rates daily to reflect the effects of inflation on the Company's operating expenses. However, competitive pressures and other factors could limit the operators’ ability to raise room rates and, as a result, the Company may not be able to offset increased operating expenses with increases in revenue. Additionally, tariff-induced inflation could increase certain operating and renovation costs, as some supplies and construction materials are imported, as well as negatively impact leisure travel by reducing the discretionary income of consumers.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Company’s financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the Company’s Unaudited Consolidated Financial Statements and Notes thereto. The Company has discussed those policies and estimates that it believes are critical and require the use of complex judgment in their application in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 24, 2025. There have been no material changes to the Company’s critical accounting policies or the methods or assumptions applied.

Subsequent Events

In April 2025, the Company purchased, under its Share Repurchase Program, approximately 0.5 million of its common shares, at a weighted-average market purchase price of approximately $12.18 per common share, for an aggregate purchase price of approximately $6.0 million, including commissions. As of April 30, 2025, approximately $268.5 million remained available for purchase under the Share Repurchase Program.

On April 11, 2025, the Company repaid in full its secured mortgage loan associated with its Westford, Massachusetts Residence Inn, resulting in a total repayment of $7.3 million. See Note 4 for additional information concerning this transaction.

On April 15, 2025, the Company paid approximately $19.1 million, or $0.08 per common share, in distributions to shareholders of record as of March 31, 2025.

On April 17, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on May 15, 2025, to shareholders of record as of April 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate debt that is not fixed by interest rate swaps. As of March 31, 2025, after giving effect to interest rate swaps, as described below, approximately $428.0 million, or approximately 28% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of March 31, 2025, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $4.3 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2025, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $148.0 million in borrowings outstanding under its Revolving Credit Facility and $1.0 billion of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of March 31, 2025, the Company had 12 interest rate swap agreements that effectively fix the interest payments on approximately $735.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from May 2025 to December 2029. Under the terms of all of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of March 31, 2025.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at March 31, 2025. All dollar amounts are in thousands.

	April 1 - December 31, 2025	2026	2027	2028	2029	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$293,001	$352,649	$278,602	$334,066	$162,294	$119,654	$1,540,266	$1,517,412
Average interest rates (1)	4.8%	4.9%	4.8%	4.4%	3.8%	3.6%

Variable-rate debt:
Maturities	$225,000	$278,000	$275,000	$300,000	$85,000	$-	$1,163,000	$1,164,946
Average interest rates (1)	5.0%	5.1%	5.1%	4.6%	3.3%	n/a

Fixed-rate debt:
Maturities	$68,001	$74,649	$3,602	$34,066	$77,294	$119,654	$377,266	$352,466
Average interest rates	4.0%	4.0%	4.1%	4.1%	3.9%	3.6%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the first quarter of 2025.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2025	5,994	$14.50	5,994	$300,707
February 1 - February 28, 2025	50,000	$14.44	50,000	$299,985
March 1 - March 31, 2025 (2)	2,101,661	$13.68	1,875,461	$274,488
Total	2,157,655		1,931,455

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

Item 5. Other Information.

Trading Arrangements

On February 27, 2025, Kristian M. Gathright, a member of the Company’s Board of Directors, adopted a “Rule 10b5-1 trading arrangement.” The arrangement is effective from May 30, 2025 through August 28, 2026 and allows for the sale of up to 120,000 shares. No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2025.

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

32.1

Certification of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 1, 2025
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: May 1, 2025
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: May 1, 2025
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)