Form 10-Q
period 2025-09-30
Apple Hospitality REIT, Inc.
filed 2025-11-03
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of registrant’s common shares outstanding as of October 27, 2025: 236,575,692

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,923,741 and $1,821,344, respectively	$4,697,767	$4,820,748
Assets held for sale	30,584	17,015
Cash and cash equivalents	50,290	10,253
Restricted cash-furniture, fixtures and other escrows	35,065	33,814
Due from third-party managers, net	52,830	34,522
Other assets, net	46,984	53,568
Total Assets	$4,913,520	$4,969,920

Liabilities
Debt, net	$1,507,948	$1,471,452
Finance lease liabilities	111,243	111,585
Accounts payable and other liabilities	104,388	121,024
Total Liabilities	1,723,579	1,704,061

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 236,831,958 and 239,765,905 shares, respectively	4,733,550	4,771,005
Accumulated other comprehensive income	2,844	15,587
Accumulated distributions greater than net income	(1,546,453)	(1,520,733)
Total Shareholders’ Equity	3,189,941	3,265,859

Total Liabilities and Shareholders’ Equity	$4,913,520	$4,969,920

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Room	$339,986	$346,058	$985,439	$998,493
Food and beverage	15,734	15,841	49,419	48,760
Other	18,158	16,944	51,092	51,179
Total revenue	373,878	378,843	1,085,950	1,098,432

Expenses:
Hotel operating expense:
Operating	93,958	93,350	272,611	268,669
Hotel administrative	32,742	31,433	95,056	92,638
Sales and marketing	32,994	33,000	96,880	96,488
Utilities	14,928	14,787	39,251	37,971
Repair and maintenance	18,210	17,863	53,658	52,331
Franchise fees	16,659	16,963	48,287	49,244
Management fees	12,469	12,546	36,651	36,156
Total hotel operating expense	221,960	219,942	642,394	633,497
Property taxes, insurance and other	22,449	20,946	68,679	63,878
General and administrative	7,528	9,190	24,820	30,839
Impairment of depreciable real estate	5,724	2,896	5,724	2,896
Depreciation and amortization	48,100	48,143	144,063	142,681
Total expense	305,761	301,117	885,680	873,791

Gain on sale of real estate	4,380	-	7,937	18,215

Operating income	72,497	77,726	208,207	242,856

Interest and other expense, net	(21,375)	(21,217)	(61,735)	(57,896)

Income before income taxes	51,122	56,509	146,472	184,960

Income tax expense	(242)	(243)	(723)	(713)

Net income	$50,880	$56,266	$145,749	$184,247

Other comprehensive loss:
Interest rate derivatives	(1,386)	(16,588)	(12,743)	(15,612)

Comprehensive income	$49,494	$39,678	$133,006	$168,635

Basic and diluted net income per common share	$0.21	$0.23	$0.61	$0.76

Weighted average common shares outstanding - basic and diluted	237,072	240,500	238,255	241,690

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended September 30, 2025 and 2024
	Common Stock		Accumulated Other	Accumulated Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at June 30, 2025	236,990	$4,735,003	$4,230	$(1,540,448)	$3,198,785
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	12	663	-	-	663
Equity issuance costs	-	(77)	-	-	(77)
Common shares repurchased	(170)	(2,039)	-	-	(2,039)
Interest rate derivatives	-	-	(1,386)	-	(1,386)
Net income	-	-	-	50,880	50,880
Distributions declared to shareholders ($0.24 per share)	-	-	-	(56,885)	(56,885)
Balance at September 30, 2025	236,832	$4,733,550	$2,844	$(1,546,453)	$3,189,941

Balance at June 30, 2024	241,280	$4,790,949	$21,380	$(1,479,359)	$3,332,970
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	12	1,042	-	-	1,042
Equity issuance costs	-	(56)	-	-	(56)
Common shares repurchased	(1,367)	(19,176)	-	-	(19,176)
Interest rate derivatives	-	-	(16,588)	-	(16,588)
Net income	-	-	-	56,266	56,266
Distributions declared to shareholders ($0.24 per share)	-	-	-	(57,589)	(57,589)
Balance at September 30, 2024	239,925	$4,772,759	$4,792	$(1,480,682)	$3,296,869

Nine Months Ended September 30, 2025 and 2024
	Common Stock		Accumulated Other	Accumulated Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2024	239,766	$4,771,005	$15,587	$(1,520,733)	$3,265,859
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	599	8,256	-	-	8,256
Equity issuance costs	-	(482)	-	-	(482)
Common shares repurchased	(3,533)	(45,229)	-	-	(45,229)
Interest rate derivatives	-	-	(12,743)	-	(12,743)
Net income	-	-	-	145,749	145,749
Distributions declared to shareholders ($0.72 per share)	-	-	-	(171,469)	(171,469)
Balance at September 30, 2025	236,832	$4,733,550	$2,844	$(1,546,453)	$3,189,941

Balance at December 31, 2023	241,516	$4,794,804	$20,404	$(1,491,227)	$3,323,981
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	854	13,054	-	-	13,054
Equity issuance costs	-	(447)	-	-	(447)
Common shares repurchased	(2,445)	(34,652)	-	-	(34,652)
Interest rate derivatives	-	-	(15,612)	-	(15,612)
Net income	-	-	-	184,247	184,247
Distributions declared to shareholders ($0.72 per share)	-	-	-	(173,702)	(173,702)
Balance at September 30, 2024	239,925	$4,772,759	$4,792	$(1,480,682)	$3,296,869

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$145,749	$184,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,063	142,681
Impairment of depreciable real estate	5,724	2,896
Gain on sale of real estate	(7,937)	(18,215)
Other non-cash expenses, net	5,132	6,290
Changes in operating assets and liabilities:
Increase in due from third-party managers, net	(18,320)	(21,521)
(Decrease) increase in other assets, net	(1,513)	320
Increase in accounts payable and other liabilities	11,481	13,447
Net cash provided by operating activities	284,379	310,145

Cash flows from investing activities:
Acquisition of hotel properties, net	(18,871)	(197,349)
Disbursements for potential acquisitions, net	(3,661)	-
Capital improvements	(58,809)	(59,577)
Net proceeds from sale of real estate	36,242	40,056
Net cash used in investing activities	(45,099)	(216,870)

Cash flows from financing activities:
Repurchases of common shares	(45,229)	(34,652)
Common shares surrendered to satisfy employee withholding requirements	(3,275)	(5,050)
Distributions paid to common shareholders	(183,477)	(185,881)
Equity issuance costs	(422)	(422)
Proceeds from revolving credit facility	173,000	360,900
Payments on revolving credit facility	(255,500)	(250,400)
Proceeds from term loans and senior notes	385,000	45,000
Payments on term loans and senior notes	(225,000)	-
Payments of mortgage debt and other loans	(39,071)	(26,488)
Principal payments on finance leases	(501)	(360)
Financing costs	(3,517)	(823)
Net cash used in financing activities	(197,992)	(98,176)

Net change in cash, cash equivalents and restricted cash	41,288	(4,901)

Cash, cash equivalents and restricted cash, beginning of period	44,067	43,618

Cash, cash equivalents and restricted cash, end of period	$85,355	$38,717

Supplemental cash flow information:
Interest paid, net	$59,895	$56,233
Income taxes paid	$1,009	$780

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$18,927	$19,162
Accrued capital expenditures	$4,576	$3,954

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$10,253	$10,287
Restricted cash-furniture, fixtures and other escrows, beginning of period	33,814	33,331
Cash, cash equivalents and restricted cash, beginning of period	$44,067	$43,618

Cash and cash equivalents, end of period	$50,290	$6,147
Restricted cash-furniture, fixtures and other escrows, end of period	35,065	32,570
Cash, cash equivalents and restricted cash, end of period	$85,355	$38,717

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities; therefore, the Company does not consolidate the entities. As of September 30, 2025, the Company owned 220 hotels with an aggregate of 29,687 guest rooms located in 37 states and the District of Columbia (“D.C.”), including four hotels with 367 guest rooms classified as held for sale which are expected to be sold in the fourth quarter of 2025. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2025.

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

Accounting Standards Recently Issued

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact the notes to the Company’s consolidated financial statements by requiring additional disclosure but will have no impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which focuses on improving the disclosures about a public business entity’s amounts and types of expenses. The update mandates that an entity disclose the amounts of specific natural expense categories—such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion—within relevant expense captions presented on the face of the income statement. Additionally, an entity must disclose qualitative descriptions of the composition of any remaining expense not separately disaggregated and disclose the total amount of selling expenses, and in annual reporting periods, its definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2027 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2025, the Company has not adopted this ASU and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Land	$832,955	$839,187
Building and improvements	5,039,143	5,064,866
Furniture, fixtures and equipment	620,980	610,062
Finance ground lease assets	102,084	102,084
Franchise fees	26,346	25,893
	6,621,508	6,642,092
Less accumulated depreciation and amortization	(1,923,741)	(1,821,344)
Investment in real estate, net	$4,697,767	$4,820,748

As of September 30, 2025, the Company owned 220 hotels with an aggregate of 29,687 guest rooms located in 37 states and the District of Columbia, including four hotels with 367 guest rooms classified as held for sale which are expected to be sold in the fourth quarter of 2025. Also included in the Company’s hotel and guest room counts as of September 30, 2025 is its independent boutique hotel in New York, New York (the “New York Property”). On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel's 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator's failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company.

As of September 30, 2025, the Company leases all of its 220 hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under a master hotel lease agreement.

Acquisitions

The Company acquired one hotel during the nine months ended September 30, 2025 for a gross purchase price of approximately $18.8 million. The hotel, which was purchased on June 10, 2025, is a Homewood Suites in Tampa, Florida with 126 guest rooms, managed by Hersha Hospitality Management (“HHM”). The Company utilized proceeds from a 1031 Exchange (as defined below) and borrowings under its Revolving Credit Facility (as defined below) to purchase the Tampa, Florida hotel. For this hotel, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through September 30, 2025 was approximately $1.4 million and $0.1 million, respectively.

During the year ended December 31, 2024, the Company acquired two hotels, both acquired during the nine months ended September 30, 2024. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

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

3. Assets Held for Sale and Dispositions

Assets Held for Sale

During the third quarter of 2025, the Company entered into three purchase and sale agreements with two unrelated parties for the sale of four hotels for a combined gross sales price of $36.4 million. Since the buyer under each contract completed its due diligence and made a non-refundable deposit, as of September 30, 2025, the Company classified these four hotels as assets held for sale on its consolidated balance sheet. As of September 30, 2025, two of these hotels were recorded at their respective carrying values, each of which was less than its contract price, net of costs to sell. The other two hotels held for sale were recorded at their respective estimated fair values less costs to sell, based on the contracted sales prices as described below, resulting in an impairment loss recognized during the third quarter of 2025. All four hotels are expected to be sold in the fourth quarter of 2025.

Dispositions

During the nine months ended September 30, 2025, the Company sold three hotels to three unrelated parties for a combined gross sales price of approximately $37.0 million, resulting in a combined gain on the sales of approximately $7.9 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2025. The three hotels had a total carrying value of approximately $28.2 million at their respective times of sale. The following table lists the three hotels sold in 2025:

City	State	Brand	Date Sold	Guest Rooms
Chattanooga	TN	Homewood Suites	2/12/2025	76
Indianapolis	IN	SpringHill Suites	3/19/2025	130
Houston	TX	Marriott	8/18/2025	206
				412

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
				634

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating losses of approximately $(3.8) million and $(0.1) million for the nine months ended September 30, 2025 and 2024, respectively, relating to the results of operations of the 13 hotels noted above (the four hotels classified as held for sale at September 30, 2025, the three hotels sold in the first nine months of 2025, and the six hotels sold in 2024) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results; therefore, the operating results for the period of ownership of these properties are included in income from continuing operations for the three and nine months ended September 30, 2025 and 2024, as applicable. The net proceeds from the sale of the one hotel in February 2025 were used for share repurchases and other general corporate purposes, while a portion of the proceeds from the sale of the hotel in March 2025 was used to complete a like-kind exchange, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“1031 Exchange”), for the acquisition of the Homewood Suites in Tampa, Florida, as discussed above in Note 2, which resulted in the deferral of taxable gains of approximately $2.4 million. Similarly, a portion of the proceeds from the anticipated fourth quarter sales of two of the four hotels held for sale at September 30, 2025, is expected to be used to complete a 1031 Exchange for the future acquisition of the Motto in Nashville, Tennessee, which is currently under development and anticipated to be completed in December 2025, as discussed below in Note 10. This 1031 Exchange will result in the deferral of taxable gains of approximately $3.3 million. A portion of the proceeds from the sale of the two hotels in February 2024 was used to complete a 1031 Exchange, for the acquisition of the AC Hotel in Washington, D.C. as discussed above in Note 2, which resulted in the deferral of taxable gains of $15.1 million. The net proceeds from the sale of the remaining four hotels in 2024 were used for share repurchases and other general corporate purposes.

Impairment of Depreciable Real Estate

During the third quarter of 2025, the Company identified indicators of impairment at two properties. The properties, which were held for sale as of September 30, 2025, were identified for potential sale in August 2025, and the Company entered into a purchase and sale agreement with an unrelated party for the sale of the hotels for an aggregate gross sales price of $16.1 million. As a result, the Company recognized a total impairment loss of approximately $5.7 million for these properties in the third quarter of 2025, to adjust the carrying values of the hotels to their respective estimated fair values less costs to sell, which were based on the contracted sales prices, Level 2 inputs under the fair value hierarchy. The Company plans to complete the sale of the hotels in the fourth quarter of 2025.

During the third quarter of 2024, the Company identified indicators of impairment at two properties. The two properties were separately identified for potential sale in August and October 2024, and the Company entered into purchase and sale agreements with unrelated parties for the sale of the hotels for a combined gross sales price of $13.5 million. As a result, the Company recognized a total impairment loss of approximately $2.9 million for these properties in the third quarter of 2024, to adjust the carrying value of the hotels to their estimated fair values less costs to sell, which were based on the contracted sales prices, Level 2 inputs under the fair value hierarchy. The Company completed the sale of one of these hotels in November 2024 and the other in December 2024.

4. Debt

Summary

As of September 30, 2025 and December 31, 2024, the Company’s debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving credit facility	$-	$82,500
Term loans and senior notes, net	1,293,287	1,135,175
Mortgage debt, net	214,661	253,777
Debt, net	$1,507,948	$1,471,452

The aggregate amounts of principal payable under the Company’s total debt obligations as of September 30, 2025 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2025 (October - December)	$30,963
2026	204,649
2027	278,602
2028	334,066
2029	162,294
Thereafter	504,654
1,515,228
Unamortized debt issuance costs	(7,280)
Total	$1,507,948

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual Secured Overnight Financing Rate (“SOFR”) for a one-month term (“one-month SOFR”) with nine out of the eleven swaps also including an additional 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect as of September 30, 2025 and December 31, 2024, is set forth below. All dollar amounts are in thousands.

	September 30, 2025	Percentage	December 31, 2024	Percentage
Fixed-rate debt (1)	$1,025,228	68%	$1,114,300	75%
Variable-rate debt	490,000	32%	362,500	25%
Total	$1,515,228		$1,476,800
Weighted-average interest rate of debt	4.82%		4.71%

(1)
Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$225 Million Term Loan Facility

Prior to the Company’s full repayment in July 2025 (as discussed below under “$385 Million Term Loan Facility”), the Company utilized an unsecured $225 million term loan facility that was comprised of (i) a $50 million term loan with a maturity date of August 2, 2025 and (ii) a $175 million term loan with a maturity date of August 2, 2025 (the term loans described in clauses (i) and (ii) are referred to together as the “$225 million term loan facility”). The Company was permitted to make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. Interest payments on the $225 million term loan facility were due monthly and the interest rate, subject to certain exceptions, was equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.50%, based upon the Company’s leverage ratio, as calculated under the terms of the credit agreement.

$385 Million Term Loan Facility

On July 24, 2025, the Company entered into a new term loan facility with a principal amount of $385 million and a maturity date of July 31, 2030 (the “$385 million term loan facility”). At closing, the Company repaid all amounts outstanding under the $225 million term loan facility with proceeds from the $385 million term loan facility, resulting in an additional $160 million funded at closing, which was used to repay the balance outstanding under the Revolving Credit Facility. The outstanding principal under the $385 million term loan facility bears interest at an annual variable rate equal to a term SOFR, based on the interest period options elected by the Company, plus a margin ranging from 1.35% to 2.20%, based on the Company's leverage ratio as calculated under the terms of the credit agreement. Historically, the Company has elected to pay interest monthly at an annual rate equal to the one-month SOFR plus the applicable margin.

$130 Million Term Loan Facility

On July 17, 2024, the Company amended its existing $85 million term loan facility, that had a maturity date of July 25, 2024, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing (the “$130 million term loan facility”), and extended the maturity date to July 25, 2026. The interest rate under the $130 million term loan facility, subject to certain exceptions, has historically been equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, based on the Company's leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and payment of additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027.

As of September 30, 2025 and December 31, 2024, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

				Outstanding Balance
	Interest Rate	Maturity Date		September 30, 2025	December 31, 2024
Revolving credit facility (1)	SOFR + 0.10% + 1.40% to 2.25%	7/25/2026	(2)	$-	$82,500

Term loans and senior notes
$275 million term loan	SOFR + 0.10% + 1.35% to 2.20%	7/25/2027		275,000	275,000
$300 million term loan	SOFR + 0.10% + 1.35% to 2.20%	1/31/2028		300,000	300,000
$50 million term loan	SOFR + 0.10% + 1.35% to 2.20%	8/2/2025	(3)	-	50,000
$175 million term loan	SOFR + 0.10% + 1.65% to 2.50%	8/2/2025	(3)	-	175,000
$385 million term loan	SOFR + 1.35% to 2.20%	7/31/2030		385,000	-
$130 million term loan	SOFR + 0.10% + 1.35% to 2.20%	7/25/2026	(4)	130,000	130,000
$85 million term loan	SOFR + 0.10% + 1.70% to 2.55%	12/31/2029		85,000	85,000
$50 million senior notes	3.60% to 4.35%	3/31/2030		50,000	50,000
$75 million senior notes	4.88% to 5.63%	6/2/2029		75,000	75,000
Term loans and senior notes at stated value				1,300,000	1,140,000
Unamortized debt issuance costs				(6,713)	(4,825)
Term loans and senior notes, net				1,293,287	1,135,175

Credit facilities, net (1)				$1,293,287	$1,217,675
Weighted-average interest rate (5)				4.98%	4.88%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility (as defined below) totaling approximately $1.2 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
The Revolving Credit Facility matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension, however, it plans to pursue refinancing of the maturing debt.
(3)
On July 24, 2025, the Company repaid all amounts outstanding under the $225 million term loan facility and entered into a new term loan facility with a principal amount of $385 million and a maturity date of July 31, 2030. See the “$385 Million Term Loan Facility” section above for details.
(4)
This loan matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension, however, it plans to pursue refinancing of the maturing debt.
(5)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $685.0 million and $735.0 million of the outstanding variable-rate debt as of September 30, 2025 and December 31, 2024, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR on September 30, 2025 and December 31, 2024 was 4.13% and 4.33%, respectively.

For the unsecured credit facilities noted in the table above, the Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. The revolving credit facility has a maximum borrowing capacity of $650 million (the “Revolving Credit Facility”). Subject to certain conditions, including covenant compliance and payment of additional fees, the Revolving Credit Facility maturity date may be extended up to one year. As of September 30, 2025, the Company had availability of approximately $647.9 million under the Revolving Credit Facility after taking a $2.1 million letter of credit into account. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter. Interest on the Revolving Credit Facility and the unsecured term loans, subject to certain exceptions, is generally payable monthly, with interest rates typically equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin (margin ranges shown in the table above), based upon the Company’s leverage ratio, as calculated under the terms of each respective credit agreement, with the exception of the $385 million term loan facility, which is determined in the same manner as all other unsecured term loans but without a 0.10% SOFR spread adjustment. Interest payments on the senior notes are due quarterly, and the interest rates, subject to certain exceptions, have a range of annual rates (shown in the table above) based on the Company’s leverage ratio, as calculated under the terms of each respective note agreement.

Credit Facilities Covenants

The credit agreements governing the unsecured credit facilities contain customary affirmative and negative covenants, restrictions on certain investments and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. Refer to Note 4 of the Company’s 2024 Form 10-K for additional details. The Company was in compliance with the applicable covenants as of September 30, 2025.

Mortgage Debt

As of September 30, 2025, the Company had approximately $215.2 million in outstanding mortgage debt secured by 12 properties with maturity dates ranging from October 2025 to May 2038, and both stated interest rates and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of September 30, 2025 and December 31, 2024 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of September 30, 2025	Outstanding balance as of December 31, 2024
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	(2)	10,000	-	7,391
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	(2)	34,118	-	26,229
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	(2)	13,655	11,041	11,381
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	(2)	22,681	18,340	18,904
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	(3)	24,000	19,743	20,156
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,564	19,056	19,698
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026		25,473	18,989	19,628
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026		18,963	14,136	14,611
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	22,723	23,385
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	12,395	12,756
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	13,259	13,509
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	13,259	13,509
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032		33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038		30,000	21,787	22,643
						$311,854	215,228	254,300
Unamortized fair value adjustment of assumed debt							-	192
Unamortized debt issuance costs							(567)	(715)
Total							$214,661	$253,777

(1)
Interest rates are the rates per the loan agreement. For loans assumed, the Company adjusted the interest rates per the loan agreement to market rates and amortized the adjustments to interest expense over the life of the loan.
(2)
Represents date loan was repaid in full.
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

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of September 30, 2025, both the carrying value and the estimated fair value of the Company’s debt were approximately $1.5 billion. As of December 31, 2024, the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion and $1.4 billion, respectively. Both the carrying value and the estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR with nine out of the eleven swaps also including an additional 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2025 and December 31, 2024. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at September 30, 2025	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	September 30, 2025	December 31, 2024
Active interest rate swaps designated as cash flow hedges at September 30, 2025:
$75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	$1,204	$2,924
125,000	11/3/2023	11/3/2023	11/18/2026	4.51%	(1,215)	(860)
50,000	8/2/2024	8/2/2024	8/18/2027	3.63%	(162)	590
50,000	8/1/2024	8/5/2024	8/31/2027	3.84%	(357)	344
50,000	3/17/2023	3/20/2023	3/18/2028	3.50%	(101)	910
50,000	3/17/2023	3/20/2023	3/20/2028	3.49%	(104)	900
50,000	8/1/2024	8/5/2024	8/18/2028	3.75%	(499)	554
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	(90)	-
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	(98)	-
50,000	7/11/2024	7/18/2024	7/18/2029	3.96%	(987)	270
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	5,253	8,510
685,000					2,844	14,142

Matured interest rate swaps at September 30, 2025:
75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	-	887
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	-	361
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	-	197
150,000					-	1,445
$835,000					$2,844	$15,587

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of September 30, 2025, all 11 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $2.0 million of net unrealized gains included in accumulated other comprehensive income at September 30, 2025 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Loss		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Interest rate derivatives in cash flow hedging relationships	$457	$(11,741)	$1,843	$4,847

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Loss		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate derivatives in cash flow hedging relationships	$(6,076)	$1,094	$6,667	$16,706

6. Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed as being at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2024 Form 10-K. Below is a summary of the significant related party relationships in effect during the nine months ended September 30, 2025 and 2024.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the nine months ended September 30, 2025 and 2024 totaled approximately $0.9 million and $1.0 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of September 30, 2025 and December 31, 2024, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.5 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns an aircraft used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft may from time to time be leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity that is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during the nine months ended September 30, 2025 and 2024 were less than $0.1 million in each period and are included in general and administrative expenses in the Company’s consolidated statements of operations.

7. Shareholders’ Equity

Distributions

For the three and nine months ended September 30, 2025, the Company paid distributions of $0.24 and $0.77 per common share, respectively, for a total of $56.8 million and $183.5 million, respectively. During the three and nine months ended September 30, 2024, the Company paid distributions of $0.24 and $0.77 per common share, respectively, for a total of $57.7 million and $185.9 million, respectively. Additionally, in September 2025, the Company declared a monthly cash distribution of $0.08 per common share, totaling $18.9 million, which was recorded as a payable as of September 30, 2025 and paid on October 15, 2025. In addition to the regular monthly cash distribution of $0.08 per common share for December 2024, the Board of Directors approved a special one-time distribution of $0.05 per common share for a combined distribution of $0.13 per common share, totaling $31.2 million, which was recorded as a payable as of December 31, 2024 and paid in January 2025. Distributions declared but not paid at the balance sheet date are included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Issuance of Shares

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s current shelf registration statement. The Company did not sell any common shares under the ATM Program during the three and nine months ended September 30, 2025 or during the year ended December 31, 2024. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties.

Share Repurchases

In May 2025, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $262.6 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into, and expects to continue to enter into, written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2025, the Company purchased, under its Share Repurchase Program, approximately 0.2 million of its common shares at a weighted-average market purchase price of approximately $11.99 per common share for an aggregate purchase price, including commissions, of approximately $2.0 million, bringing the total share repurchases for the nine months ended September 30, 2025, to approximately 3.5 million common shares at a weighted-average market purchase price of approximately $12.79 per common share for an aggregate purchase price, including commissions, of approximately $45.2 million. During the three months ended September 30, 2024, the Company purchased, under its Share Repurchase Program, approximately 1.4 million of its common shares at a weighted-average market purchase price of approximately $14.02 per common share for an aggregate purchase price, including commissions, of approximately $19.2 million, bringing the total share repurchases for the nine months ended September 30, 2024, to approximately 2.4 million common shares at a weighted-average market purchase price of approximately $14.16 per common share for an aggregate purchase price, including commissions, of approximately $34.7 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of September 30, 2025, approximately $255.6 million remained available for purchase under the Share Repurchase Program.

8. Compensation Plans

The Company annually establishes an incentive plan for its executive management team. Under the incentive plan for 2025 (the “2025 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2025 performance measures, with one-half (50%) of incentive compensation based on operational metrics and performance goals and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational metrics and performance goals, 75% of the operational performance target will be based on the following metrics: Comparable Hotels RevPAR growth, Comparable Hotels Adjusted Hotel EBITDA margin, Adjusted EBITDAre and Modified Funds from Operations per share, equally weighted at 18.75% (non-GAAP financial measures are defined elsewhere within this Quarterly Report on Form 10-Q). The remaining 25% of the operational performance target will be based on the management of balance sheet maturities and allocation of capital to drive shareholder returns. As of September 30, 2025, the range of potential aggregate payouts under the 2025 Incentive Plan was $0 - $29.8 million. Based on performance through September 30, 2025, the Company has accrued approximately $5.5 million as a liability for potential executive incentive compensation payments under the 2025 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2025. Compensation expense recognized by the Company related to executive incentive compensation under the 2025 Incentive Plan is included in general and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $1.1 million and $5.5 million for the three and nine months ended September 30, 2025, respectively. Approximately 25% of target awards under the 2025 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2024 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2026.

Under the incentive plan for 2024 (the “2024 Incentive Plan”), the Company recorded approximately $2.4 million and $10.4 million, respectively, in general and administrative expenses in its consolidated statement of operations for the three and nine months ended September 30, 2024.

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

(1)
Of the total 2024 share-based compensation, approximately $9.3 million was recorded as a liability as of December 31, 2024 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2024. Another $1.8 million, which is subject to vesting on December 12, 2025 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2025. For the three and nine months ended September 30, 2025, the Company recognized approximately $0.4 million and $1.3 million, respectively, of share-based compensation expense related to restricted share awards.
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
•
actual corporate-level general and administrative expense for the Company; and
•
operating results from the non-hotel property, prior to recovering possession on April 4, 2025.

The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance, and it is used by management to measure the performance of the Company’s hotels and the effectiveness of the operators of the hotels.

The following table reconciles the Company’s single reportable segment Adjusted Hotel EBITDA to GAAP net income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$373,878	$378,843	$1,085,950	$1,098,432

Less:
Significant hotel operating expenses
Operating	93,958	93,350	272,611	268,669
Hotel administrative	32,742	31,433	95,056	92,638
Sales and marketing	32,994	33,000	96,880	96,488
Utilities	14,928	14,787	39,251	37,971
Repair and maintenance	18,210	17,863	53,658	52,331
Franchise fees	16,659	16,963	48,287	49,244
Management fees	12,469	12,546	36,651	36,156
Total significant hotel operating expenses	221,960	219,942	642,394	633,497

Property taxes, insurance & other	22,449	20,946	68,679	63,878
Other segment items (1)	(133)	(1,133)	(1,060)	496

Adjusted Hotel EBITDA	129,602	139,088	375,937	400,561

General and administrative	(7,528)	(9,190)	(24,820)	(30,839)
Impairment of depreciable real estate	(5,724)	(2,896)	(5,724)	(2,896)
Depreciation and amortization	(48,100)	(48,143)	(144,063)	(142,681)
Gain on sale of real estate	4,380	-	7,937	18,215
Other segment items (1)	(133)	(1,133)	(1,060)	496
Interest expense, net	(21,375)	(21,217)	(61,735)	(57,896)
Income tax expense	(242)	(243)	(723)	(713)

Net income	$50,880	$56,266	$145,749	$184,247

(1)
This amount includes the operating results of the non-hotel property (the New York Property) through April 4, 2025, the date on which the Company recovered possession of the property from a third-party hotel operator and reinstated operations through a third-party manager engaged by the Company. Additionally, for the three and nine months ended September 30, 2025 and 2024, expenses relating to amortization of favorable and unfavorable operating leases and non-cash straight-line operating ground lease expense are included. These items have been included for the purpose of ensuring their exclusion from Adjusted Hotel EBITDA, as they do not reflect the underlying operating performance of the Company's hotels.

Disclosure of the reportable segment’s revenue and profit or loss is included in the Company’s consolidated statements of operations and comprehensive income; its assets are presented in the consolidated balance sheets; and its significant noncash items are provided in its consolidated statements of cash flows, all within this Quarterly Report on Form 10-Q. For the nine months ended September 30, 2025 and 2024, the Company invested approximately $49.6 million and $47.7 million in capital expenditures, respectively.

10. Contract Commitments

Purchase Contract Commitments

As of September 30, 2025, the Company had outstanding contracts with unrelated parties for the potential purchase of two hotels, consisting of one hotel under development in Nashville, Tennessee (the “Nashville Motto”) and one hotel under development in Anchorage, Alaska (the “Anchorage AC Hotel”), for a total combined purchase price of approximately $163.7 million. The Nashville Motto is currently planned to be completed and opened for business in December 2025, at which time the Company expects to complete the purchase of this hotel. The Anchorage AC Hotel is currently planned to be completed and opened for business in the fourth quarter of 2027, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring these hotels, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under their respective outstanding purchase contracts.

The following table summarizes the location, expected franchise brand, date of purchase contract, expected number of guest rooms, refundable (if the seller does not meet its obligations under the contract) deposits paid and gross purchase price for each of the contracts outstanding as of September 30, 2025. All dollar amounts are in thousands.

Location	Brand	Date of Purchase Contract	Guest Rooms	Refundable Deposits	Gross Purchase Price
Nashville, TN	Motto	5/16/2023	260	$1,058	$98,183
Anchorage, AK	AC Hotel	7/17/2025	160	500	65,500
			420	$1,558	$163,683

Development Project

During the third quarter of 2025, the Company entered into a contract to develop a dual-branded property which will include an AC Hotel and a Residence Inn in Las Vegas, Nevada on land the Company owns that is adjacent to its SpringHill Suites. The Company anticipates the hotels will be completed and opened for business in the second quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively. The Company expects to spend a total of approximately $143.7 million to develop the hotels and as of September 30, 2025, it has paid $1.6 million in refundable (if contracted developer does not meet its obligation under the contract) deposits.

11. Subsequent Events

On October 1, 2025, the Company repaid, in full, a secured mortgage loan associated with its Oceanside, California Courtyard and Omaha, Nebraska Hilton Garden Inn, for a total of $29.4 million. See Note 4 for additional information concerning this mortgage loan.

On October 15, 2025, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of September 30, 2025.

On October 20, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on November 17, 2025, to shareholders of record as of October 31, 2025.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of September 30, 2025, the Company owned 220 hotels with an aggregate of 29,687 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia, including four hotels with 367 guest rooms classified as held for sale which are expected to be sold in the fourth quarter of 2025. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, during the nine months ended September 30, 2025, the Company acquired one hotel, an existing 126-guest-room Homewood Suites in Tampa, Florida, for a gross purchase price of approximately $18.8 million. As of September 30, 2025, the Company had outstanding contracts with unrelated parties for the potential purchase of two hotels, consisting of one hotel under development in Nashville, Tennessee (the “Nashville Motto”) and one hotel under development in Anchorage, Alaska (the “Anchorage AC Hotel”), for a total combined purchase price of approximately $163.7 million. The Nashville Motto is currently planned to be completed and opened for business in December 2025, at which time the Company expects to complete the purchase of this hotel. The Anchorage AC Hotel is currently planned to be completed and opened for business in the fourth quarter of 2027, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring these hotels, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under their respective outstanding purchase contracts.

During the third quarter of 2025, the Company entered into a contract to develop a dual-branded property which will include an AC Hotel and a Residence Inn in Las Vegas, Nevada on land the Company owns that is adjacent to its SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the nine months ended September 30, 2025, the Company sold three hotels to three unrelated parties for a combined gross sales price of approximately $37.0 million, resulting in a combined gain on the sales of approximately $7.9 million, net of transaction costs. The Company used a portion of the net proceeds from the sale of one of the hotels to complete a 1031 Exchange for the acquisition of the Homewood Suites in Tampa, Florida, which was completed in June 2025.

See Note 2 titled “Investment in Real Estate,” Note 3 titled “Assets Held for Sale and Dispositions” and Note 10 titled “Contract Commitments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

As of September 30, 2025, the New York Property was included in the Company’s hotel and guest room counts. On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel's 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator's failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company.

Hotel Operations

As of September 30, 2025, the Company owned 220 hotels, including four hotels classified as held for sale, with a total of 29,687 guest rooms as compared to 224 hotels with a total of 30,068 guest rooms as of September 30, 2024. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and prior year. During the nine months ended September 30, 2025, the Company acquired one existing hotel on June 10, 2025 and sold three properties, including one property sold on February 12, 2025, one sold on March 19, 2025, and one sold on August 18, 2025. On April 4, 2025, the Company recovered possession from a third-party hotel operator and reinstated operations of its 209-guest-room New York Property through a third-party manager engaged by the Company. During the nine months ended September 30, 2024, the Company acquired two properties, including one existing hotel acquired on March 25, 2024 and one hotel acquired upon the completion of development on June 20, 2024. During the nine months ended September 30, 2024, the Company sold three properties, two on February 9, 2024 and one on May 21, 2024.

Management Company Transitions

The Company continuously evaluates the performance of each property and may transfer management responsibilities to a different third-party manager to improve operational efficiency and maximize asset value. In markets or regions where the Company owns multiple properties, it may consolidate hotels under specific third-party managers to leverage regional expertise, gain operating efficiencies, and enhance overall portfolio performance.

Operating Results

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenue	$373,878	100.0%	$378,843	100.0%	-1.3%	$1,085,950	100.0%	$1,098,432	100.0%	-1.1%
Hotel operating expense	221,960	59.4%	219,942	58.1%	0.9%	642,394	59.2%	633,497	57.7%	1.4%
Property taxes, insurance and other expense	22,449	6.0%	20,946	5.5%	7.2%	68,679	6.3%	63,878	5.8%	7.5%
General and administrative expense	7,528	2.0%	9,190	2.4%	-18.1%	24,820	2.3%	30,839	2.8%	-19.5%

Impairment of depreciable real estate	5,724		2,896		97.7%	5,724		2,896		97.7%
Depreciation and amortization expense	48,100		48,143		-0.1%	144,063		142,681		1.0%
Gain on sale of real estate	4,380		-		n/a	7,937		18,215		-56.4%
Interest and other expense, net	21,375		21,217		0.7%	61,735		57,896		6.6%
Income tax expense	242		243		-0.4%	723		713		1.4%

Net income	50,880		56,266		-9.6%	145,749		184,247		-20.9%
Adjusted Hotel EBITDA (1)	129,602		139,088		-6.8%	375,937		400,561		-6.1%

Number of hotels owned at end of period	220		224		-1.8%	220		224		-1.8%
ADR	$162.70		$162.57		0.1%	$161.00		$159.78		0.8%
Occupancy	76.2%		77.0%		-1.0%	75.3%		76.3%		-1.3%
RevPAR	$124.03		$125.10		-0.9%	$121.28		$121.84		-0.5%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 215 hotels owned and held for use as of September 30, 2025, and excludes the New York Property (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 215 hotels owned and held for use as of the end of the reporting period, excluding the New York Property. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. For dispositions, assets held for sale and the New York Property, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percent Change	2025	2024	Percent Change
ADR	$162.68	$163.71	-0.6%	$161.35	$161.20	0.1%
Occupancy	76.2%	77.1%	-1.2%	75.4%	76.5%	-1.4%
RevPAR	$124.01	$126.29	-1.8%	$121.67	$123.34	-1.4%

Same Store Operating Results

The following table reflects certain operating statistics for the 212 hotels owned and held for use by the Company as of January 1, 2024 and during the entirety of the reporting periods being compared, excluding the New York Property (“Same Store Hotels”).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percent Change	2025	2024	Percent Change
ADR	$161.82	$162.81	-0.6%	$160.18	$160.11	0.0%
Occupancy	76.2%	77.2%	-1.3%	75.5%	76.5%	-1.3%
RevPAR	$123.35	$125.67	-1.8%	$120.94	$122.48	-1.3%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. During the first nine months of 2025, demand was modestly impacted across the portfolio by weather related travel disruption in January and February, reduced government travel and the impact of heightened macroeconomic uncertainty in the U.S. As a result, the Company’s Comparable Hotels and Same Store Hotels revenue and operating results generally decreased slightly during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The Company expects similar results for the remainder of the year and expects RevPAR for the full year of 2025 to be slightly lower than 2024, assuming the current macroeconomic environment continues.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended September 30, 2025 and 2024, the Company had total revenue of $373.9 million and $378.8 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company had total revenue of $1.1 billion in each period. For the three months ended September 30, 2025 and 2024, respectively, Comparable Hotels achieved combined average occupancy of 76.2% and 77.1%, ADR of $162.68 and $163.71, and RevPAR of $124.01 and $126.29. For the nine months ended September 30, 2025 and 2024, respectively, Comparable Hotels achieved combined average occupancy of 75.4% and 76.5%, ADR of $161.35 and $161.20, and RevPAR of $121.67 and $123.34. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same periods in 2024, during the three and nine months ended September 30, 2025, the Company’s Comparable Hotels ADR generally remained unchanged while occupancy decreased by 1.2% and 1.4%, respectively, resulting in marginal decreases in Comparable Hotels RevPAR of 1.8% and 1.4%, respectively. The decline in revenue for the three months ended September 30, 2025, as compared to the same period of 2024, was primarily due to reduced government and business transient travel and the impact of heightened macroeconomic uncertainty in the U.S. The decline in revenue for the nine months ended September 30, 2025, as compared to the same period of 2024, was primarily due to weather-related travel disruption in January and February, reduced government travel, the impact of heightened macroeconomic uncertainty in the U.S. and the lack of the additional day of revenues that existed in 2024 from the leap year. Government demand softened late in the first quarter of 2025 following the current administration’s efforts to curtail government spending; it remained soft through the second and third quarters and is expected to continue to have a modestly negative impact on revenue should current conditions persist, particularly if the government shutdown continues for an extended period of time. Markets with significantly above-average growth in the third quarter of 2025, compared to the same period in 2024, for the Company included Anchorage, Norfolk/Virginia Beach, Portland (Maine), Richmond, Salt Lake City, St. Louis and Syracuse.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended September 30, 2025 and 2024 totaled $222.0 million and $219.9 million, respectively, or 59.4% and 58.1% of total revenue for the respective periods. For the nine months ended September 30, 2025 and 2024, hotel operating expense totaled $642.4 million and $633.5 million, respectively, or 59.2% and 57.7% of total revenue for the respective periods. The increases in hotel operating expense for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, were primarily driven by increased labor costs, utility costs, repair and maintenance costs and general inflationary pressures throughout the overall economy. The Company continues to feel upward pressure on total payroll costs given a competitive labor market where the demand for strong hotel talent remains high. However, the rate of wage growth has slowed, and management companies have made progress in reducing their use of contract labor. For the remainder of 2025, the Company anticipates a similar operating expense environment. The Company continues to monitor its management companies’ efforts to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and a tight labor market. The Company will continue to support its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including their efforts to maximize operational efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the three months ended September 30, 2025 and 2024 was $22.4 million and $20.9 million, respectively, or 6.0% and 5.5% of total revenue for the respective periods. For the nine months ended September 30, 2025 and 2024, property taxes, insurance and other expense totaled $68.7 million and $63.9 million, respectively, or 6.3% and 5.8% of total revenue for the respective periods. The increases in property taxes, insurance and other expense for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, were primarily due to increases in property taxes in certain markets and liability insurance premiums, partially offset by decreases in property insurance premiums. The Company will continue to proactively pursue tax assessment appeals in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2025 and 2024 was $7.5 million and $9.2 million, respectively, or 2.0% and 2.4% of total revenue for the respective periods. For the nine months ended September 30, 2025 and 2024, general and administrative expense was $24.8 million and $30.8 million, respectively, or 2.3% and 2.8% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The decreases in general and administrative expense for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, were primarily due to decreased accruals for anticipated performance under the Company’s executive incentive compensation plan.

Impairment of Depreciable Real Estate

Impairment of depreciable real estate was approximately $5.7 million for the three and nine months ended September 30, 2025 due to two properties identified by the Company in the third quarter of 2025 for potential sale. See Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning this impairment loss.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $48.1 million in each period. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense was $144.1 million and $142.7 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. For the three months ended September 30, 2025, depreciation and amortization expense was relatively unchanged compared to the same period in 2024. The increase of approximately $1.4 million for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the capitalization of newly acquired hotels in 2024 and the first three quarters of 2025, which had higher purchase prices compared to the carrying values of the hotels disposed of during the same period, as well as renovations completed throughout 2024 and the first three quarters of 2025. Additionally, the timing of the acquisitions, disposals and renovations impacted depreciation, as assets acquired or placed into service earlier in the year contributed more to each respective year’s depreciation than those acquired or renovated later or disposed of earlier.

Interest and Other Expense, net

Interest and other expense, net for the three months ended September 30, 2025 and 2024 was $21.4 million and $21.2 million, respectively. For the nine months ended September 30, 2025 and 2024, interest and other expense, net was $61.7 million and $57.9 million, respectively. Interest and other expense, net for the nine months ended September 30, 2025 and 2024 is net of approximately $1.0 million and $0.7 million, respectively, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the three and nine months ended September 30, 2025 increased compared to the same periods of 2024 as a result of higher average borrowings associated with variable-rate debt and higher average interest rates on the Company's variable-rate debt. The Company anticipates interest expense for the remainder of 2025 will be relatively similar to the interest expense for the same period of 2024 as a result of increased borrowings being offset by lower average interest rates. The proportion of variable-rate debt that is fixed by interest rate swaps was lower over the nine months ended September 30, 2025 compared to the same period of 2024, as the Company had three interest rate swaps in effect on $150.0 million of variable-rate debt mature during the first nine months of 2025 and six interest rate swaps in effect on $285.0 million of variable-rate debt mature during 2024. However, this was partially offset as the Company entered into two new interest rate swaps in effect on $100.0 million of variable-rate debt during the third quarter of 2025 and four new interest rate swaps in effect on $200.0 million of variable-rate debt during 2024, but at higher fixed rates than the swap agreements that expired. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$50,880	$56,266	$145,749	$184,247
Depreciation of real estate owned	47,341	47,383	141,784	140,394
Gain on sale of real estate	(4,380)	-	(7,937)	(18,215)
Impairment of depreciable real estate	5,724	2,896	5,724	2,896
Funds from operations	99,565	106,545	285,320	309,322
Amortization of finance ground lease assets	759	759	2,278	2,278
Amortization of favorable and unfavorable operating leases, net	102	102	306	306
Non-cash straight-line operating ground lease expense	31	33	95	102
Modified funds from operations	$100,457	$107,439	$287,999	$312,008

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

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$50,880	$56,266	$145,749	$184,247
Depreciation and amortization	48,100	48,143	144,063	142,681
Amortization of favorable and unfavorable operating leases, net	102	102	306	306
Interest and other expense, net	21,375	21,217	61,735	57,896
Income tax expense	242	243	723	713
EBITDA	120,699	125,971	352,576	385,843
Gain on sale of real estate	(4,380)	-	(7,937)	(18,215)
Impairment of depreciable real estate	5,724	2,896	5,724	2,896
EBITDAre	122,043	128,867	350,363	370,524
Non-cash straight-line operating ground lease expense	31	33	95	102
Adjusted EBITDAre	122,074	128,900	350,458	370,626
General and administrative expense	7,528	9,190	24,820	30,839
Adjusted EBITDAre from non-hotel property (1)	-	998	659	(904)
Adjusted Hotel EBITDA	$129,602	$139,088	$375,937	$400,561

(1)
Non-hotel property consists of the results of the New York Property that was leased to a third-party hotel operator before possession was recovered and operations reinstated through a third-party manager on April 4, 2025. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA beginning with the second half of 2023 through the first quarter of 2025.

Hotels Owned

As of September 30, 2025, the Company owned 220 hotels with an aggregate of 29,687 guest rooms located in 37 states and the District of Columbia, including four hotels with 367 guest rooms classified as held for sale which are expected to be sold in the fourth quarter of 2025. The following tables summarize the number of hotels and guest rooms by brand and by state:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Guest Rooms
Hilton Garden Inn	39	5,476
Hampton	36	4,831
Courtyard	34	4,892
Residence Inn	30	3,695
Homewood Suites	29	3,341
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	8	1,333
TownePlace Suites	8	834
Embassy Suites	4	770
AC Hotels	4	702
Hyatt Place	3	411
Hyatt House	2	264
Marriott	1	413
Independent	1	209
Aloft Hotels	1	157
Total	220	29,687

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Guest Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
California	26	3,722
Colorado	4	567
Florida	23	2,970
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	3	349
Iowa	3	301
Kansas	2	230
Kentucky	1	156
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
Nevada	1	300
New Jersey	5	629
New York	4	555
North Carolina	7	799
Ohio	3	406
Oklahoma	4	545
Oregon	1	243
Pennsylvania	4	525
South Carolina	5	590
Tennessee	9	1,164
Texas	25	3,005
Utah	6	919
Virginia	11	1,667
Washington	4	636
Wisconsin	2	438
Washington, D.C.	1	234
Total	220	29,687

The following table summarizes the location, brand, manager, date acquired or completed and number of guest rooms for each of the 220 hotels that the Company owned as of September 30, 2025. As noted below, as of September 30, 2025, 14 of the Company’s properties are subject to ground leases and 12 of its hotels are encumbered by mortgages securing associated loan obligations.

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(1)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(1)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(1)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(1)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(1)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(2)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(2)
Clovis	CA	Hampton	Dimension	7/31/2009	86	(4)
Clovis	CA	Homewood Suites	Dimension	2/2/2010	83	(4)
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(2)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(2)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(2)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	122
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(2)

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(1)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(2)
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145
Tustin	CA	Residence Inn	Marriott	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(1)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(1)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Tampa	FL	Homewood Suites	HHM	6/10/2025	126
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(1)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(1)
Cedar Rapids	IA	Hampton	Chartwell	9/1/2016	103	(4)
Cedar Rapids	IA	Homewood Suites	Chartwell	9/1/2016	95	(4)
Davenport	IA	Hampton	Chartwell	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(2)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(1)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft Hotels	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(2)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	Marriott	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178	(2)
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Highgate	12/27/2023	300
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
New York	NY	Independent	Highgate	3/1/2014	209	(1) (3)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Marriott	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	HHM	11/2/2010	145	(5)
Austin	TX	Fairfield	HHM	11/2/2010	150	(5)
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Residence Inn	Western	3/1/2014	129

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	Dimension	3/1/2014	114	(6)
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
Salt Lake City	UT	Residence Inn	Huntington	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	HHM	11/2/2010	143
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	Marriott	3/1/2014	178
Alexandria	VA	SpringHill Suites	Marriott	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(2)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(1)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(2)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Madison	WI	Embassy Suites	Raymond	6/20/2024	262
Washington, D.C.	-	AC Hotels	HHM	3/25/2024	234
Total					29,687

(1)
Property is subject to ground lease.
(2)
Hotel is encumbered by mortgage.
(3)
As of September 30, 2025, the New York Property was included in the Company’s hotel and guest room counts. On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel's 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator's failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company.
(4)
Hotels are classified as held for sale as of September 30, 2025, and are expected to be sold in the fourth quarter of 2025.
(5)
Manager noted is as of September 30, 2025. Effective October 1, 2025, management responsibility of this property was transferred from Hersha Hospitality Management L.P. (“HHM”) to Dimension Development Two, LLC (“Dimension”).
(6)
Manager noted is as of September 30, 2025. Effective November 1, 2025, management responsibility of this property was transferred from Dimension to North Central Hospitality, LLC (“North Central”).

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

As of September 30, 2025, the Company had $1.5 billion of total outstanding debt consisting of $215.2 million of mortgage debt and $1.3 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of September 30, 2025, the Company had available corporate cash on hand of approximately $50.3 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $647.9 million after taking a $2.1 million letter of credit into account. On July 24, 2025, the Company repaid all amounts outstanding under the $225 million term loan facility and entered into a new term loan facility with a principal amount of $385 million and a maturity date of July 31, 2030. Proceeds from the $385 million term loan facility were also used to repay the balance outstanding under the Revolving Credit Facility.

The credit agreements governing the unsecured credit facilities contain customary affirmative and negative covenants and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of September 30, 2025.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for details regarding the Company’s debt agreements as of September 30, 2025.

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

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under the ATM Program. No common shares were sold under the Company’s ATM Program during the three and nine months ended September 30, 2025 or during the year ended December 31, 2024. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. On September 18, 2025, the Company declared a monthly cash distribution of $0.08 per common share, paid on October 15, 2025, to shareholders of record as of September 30, 2025. For the three and nine months ended September 30, 2025, the Company paid distributions of $0.24 and $0.77 per common share, respectively, for a total of $56.8 million and $183.5 million, respectively. Subsequent to quarter end, on October 20, 2025, the Company declared a monthly cash distribution of $0.08 per common share, payable on November 17, 2025, to shareholders of record as of October 31, 2025.

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

Share Repurchases

In May 2025, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $262.6 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the three months ended September 30, 2025, the Company purchased, under its Share Repurchase Program, approximately 0.2 million of its common shares at a weighted-average market purchase price of approximately $11.99 per common share for an aggregate purchase price, including commissions, of approximately $2.0 million, bringing the total share repurchases for the nine months ended September 30, 2025, to approximately 3.5 million common shares at a weighted-average market purchase price of approximately $12.79 per common share for an aggregate purchase price, including commissions, of approximately $45.2 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of September 30, 2025, approximately $255.6 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment at the applicable hotels, based on a percentage of the hotel’s gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to those hotels. As of September 30, 2025, the Company held approximately $31.7 million in reserves related to these properties. During the nine months ended September 30, 2025, the Company invested approximately $49.6 million in capital expenditures. The Company anticipates spending approximately $80 million to $90 million during 2025, which includes various comprehensive renovation projects for approximately 20 properties, however, inflationary pressures, supply chain shortages or tariffs, among other issues, may result in increased costs and delays for anticipated projects.

During the third quarter of 2025, the Company entered into a contract to develop a dual-branded property which will include an AC Hotel and a Residence Inn in Las Vegas, Nevada on land the Company owns that is adjacent to its SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028.

Upcoming Debt Maturities and Debt Service Payments

As of September 30, 2025, the Company had approximately $257.2 million of principal and interest payments due on its debt over the next 12 months. Included in this total is a $29.4 million mortgage covering two properties, which was repaid in full on its maturity date, October 1, 2025, a $19.7 million mortgage that matures in the second quarter of 2026, and a $130.0 million unsecured term loan that matures in the third quarter of 2026. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using one or a combination of any of the following: funds from operations, borrowings under its Revolving Credit Facility, proceeds from new financing, available credit extensions under its unsecured credit facilities or by refinancing the maturing debt. The Company may also pursue amendments with its lenders to extend the maturity date of any expiring loans. The $130 million term loan facility matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension. The Revolving Credit Facility, which has a zero balance as of September 30, 2025, matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension. Interest expense related to the Company’s unsecured credit facilities over the next 12 months is expected to be similar to the previous 12 months as a result of increased borrowings offset by lower average interest rates. The proportion of variable-rate debt that is fixed by interest rate swaps was lower over the nine months ended September 30, 2025 compared to the same period of 2024, as the Company had three interest rate swaps in effect on $150.0 million of variable-rate debt mature during the first nine months of 2025 and six interest rate swaps in effect on $285.0 million of variable-rate debt that matured during 2024. However, this was partially offset as the Company entered into two new interest rate swaps in effect on $100.0 million of variable-rate debt during the third quarter of 2025 and four new interest rate swaps in effect on $200.0 million of variable-rate debt during 2024, but at higher fixed rates than the swap agreements that expired. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements. See Note 4 titled “Debt” and Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more detail regarding future maturities of the Company’s debt instruments and interest rate swap agreements as of September 30, 2025.

Purchase Contract Commitments

As of September 30, 2025, the Company had outstanding contracts with unrelated parties for the potential purchase of two hotels, consisting of one hotel under development in Nashville, Tennessee and one hotel under development in Anchorage, Alaska, for a total combined purchase price of approximately $163.7 million. The Nashville Motto is currently planned to be completed and opened for business in December 2025, at which time the Company expects to complete the purchase of this hotel. The Anchorage AC Hotel is currently planned to be completed and opened for business in the fourth quarter of 2027, at which time the Company expects to complete the purchase of this hotel. Although the Company is working towards acquiring these hotels, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closings on these hotels will occur under their respective outstanding purchase contracts.

As mentioned in the “Capital Improvements” section above, during the third quarter of 2025, the Company entered into a contract to develop a dual-branded property which will include an AC Hotel and a Residence Inn in Las Vegas, Nevada on land the Company owns that is adjacent to its SpringHill Suites. See Note 10 titled “Contract Commitments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more detail regarding this development project.

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

Subsequent Events

On October 1, 2025, the Company repaid, in full, a secured mortgage loan associated with its Oceanside, California Courtyard and Omaha, Nebraska Hilton Garden Inn, for a total of $29.4 million. See Note 4 for additional information concerning this mortgage loan.

On October 15, 2025, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of September 30, 2025.

On October 20, 2025, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on November 17, 2025, to shareholders of record as of October 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate debt that is not fixed by interest rate swaps. As of September 30, 2025, after giving effect to interest rate swaps, as described below, approximately $490.0 million, or approximately 32% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of September 30, 2025, every 100 basis point change in interest rates will impact the Company’s annual net income by approximately $4.9 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2025, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $1.2 billion of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of September 30, 2025, the Company had 11 interest rate swap agreements that effectively fix the interest payments on approximately $685.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from May 2026 to December 2029. Under the terms of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR with nine out of eleven swaps also including an additional 0.10% SOFR spread adjustment. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of September 30, 2025.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at September 30, 2025. All dollar amounts are in thousands.

	October 1 - December 31, 2025	2026	2027	2028	2029	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$30,963	$204,649	$278,602	$334,066	$162,294	$504,654	$1,515,228	$1,489,859
Average interest rates (1)	4.8%	4.9%	4.9%	4.8%	4.9%	5.0%

Variable-rate debt:
Maturities	$-	$130,000	$275,000	$300,000	$85,000	$385,000	$1,175,000	$1,169,856
Average interest rates (1)	5.0%	5.1%	5.1%	5.1%	5.3%	5.5%

Fixed-rate debt:
Maturities	$30,963	$74,649	$3,602	$34,066	$77,294	$119,654	$340,228	$320,003
Average interest rates	4.0%	4.0%	4.1%	4.1%	3.9%	3.6%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the third quarter of 2025.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2025	-	-	-	$257,604
August 1 - August 31, 2025	-	-	-	$257,604
September 1 - September 30, 2025	169,993	$11.99	169,993	$255,565
Total	169,993		169,993

(1)
Represents amount outstanding under the Company’s authorized $262.6 million Share Repurchase Program. This program, which was announced in 2015 and most recently extended in May 2025, may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier.

Item 5. Other Information.

Trading Arrangements

No director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025.

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

32.1

Certification of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 3, 2025
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: November 3, 2025
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: November 3, 2025
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)