Form 10-K
period 2025-12-31
Apple Hospitality REIT, Inc.
filed 2026-02-23
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares held by non-affiliates of the registrant (based on the closing sale price on the New York Stock Exchange) was approximately $2,568,813,396 as of June 30, 2025.

The number of common shares outstanding on February 17, 2026 was 235,658,820.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders to be held on May 21, 2026.

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

Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions (including the potential effects of tariffs, inflation or a recessionary environment); reduced business and leisure travel due to geopolitical uncertainty, including terrorism and acts of war; travel-related health concerns, including widespread outbreaks of infectious or contagious diseases in the U.S.; inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires; government shutdowns, airline strikes or equipment failures, or other disruptions; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, those discussed in the section titled “Risk Factors” in Item 1A in this Annual Report on Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1. Business

The Company, formed in November 2007 as a Virginia corporation, is a self-advised REIT that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company has elected to be treated as a REIT for U.S. federal income tax purposes. As of December 31, 2025, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia (“D.C.”) and substantially all of the Company’s hotels operated under Marriott or Hilton brands. As of December 31, 2025, the hotels are operated and managed under separate management agreements with one of 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.” The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. Refer to Part II, Item 8, for the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

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

The Company has generally acquired fee simple ownership of its properties, with a focus on hotels that have or have the potential to have diverse demand generators, strong brand recognition, high levels of customer satisfaction and strong operating margins. Due to their efficient operating model and strong consumer preference, the Company concentrates on the acquisition of rooms-focused hotels. The Company’s acquisitions have been in broadly diversified markets across the U.S. to limit dependence on any one geographic area or demand generator. With an emphasis on upscale rooms-focused hotels, the Company utilizes its asset management experience and expertise to improve the quality and performance of its hotels by working with its property managers to aggressively manage revenue and expenses by benchmarking with internal and external data, using the Company’s scale to help negotiate favorable vendor contracts, engaging industry leaders in hotel management, and franchising the hotels with leading brands and actively participating with the franchisors to strengthen the brands. To maintain its competitive advantage in each market, the Company continually reinvests in its hotels. With its depth of ownership in many upscale and upper midscale rooms-focused brands and extensive experience with the Hilton and Marriott rooms-focused brands, the Company has been able to enhance its reinvestment approach. By maintaining a flexible balance sheet, with a total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company’s December 31, 2025 closing share price) ratio at December 31, 2025 of 35.5%, the Company is not only positioned to opportunistically consider investments that further improve shareholder value, but management also believes it is equipped to address developments caused by adverse economic environments.

Hotel Operating Performance

As of December 31, 2025, the Company owned 217 hotels with a total of 29,583 guest rooms as compared to 221 hotels with a total of 29,764 guest rooms as of December 31, 2024. Operating performance is included only for the period of ownership for hotels acquired or disposed of during 2025 and 2024. During 2025, the Company acquired two hotels and sold seven hotels. Also included in the Company’s hotel and guest room counts as of December 31, 2025 was its independent boutique hotel in New York, New York (the “New York Property”). On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Results of the hotel operations for the New York Property are included only for the period prior to the lease agreement becoming effective in May 2023 and following the April 4, 2025 recovery of this property. During 2024, the Company acquired two hotels and sold six hotels. The following table reflects certain operating statistics for the Company’s hotels for their respective periods of ownership by the Company. Average Daily Rate (“ADR”) is calculated as room revenue divided by the number of rooms sold, and revenue per available room (“RevPAR”) is calculated as occupancy multiplied by ADR.

	Years Ended December 31,
	2025	2024	Percent Change
ADR	$159.06	$158.01	0.7%
Occupancy	74.1%	75.0%	-1.2%
RevPAR	$117.90	$118.54	-0.5%

Comparable Hotels Operating Performance

The following table reflects certain operating statistics for 216 hotels owned by the Company as of December 31, 2025, and excludes the New York Property (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 216 hotels owned as of the end of the reporting period, excluding the New York Property. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. For dispositions and the New York Property, results have been excluded for the Company’s period of ownership.

	Years Ended December 31,
	2025	2024	Percent Change
ADR	$159.09	$159.31	-0.1%
Occupancy	74.1%	75.3%	-1.6%
RevPAR	$117.95	$119.92	-1.6%

Hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. During the year ended December 31, 2025, demand was modestly impacted across the portfolio by weather related travel disruption in January and February, reduced government travel, the prolonged government shutdown and heightened macroeconomic uncertainty in the U.S. As a result, the Company’s Comparable Hotels revenue and operating results decreased slightly during the year ended December 31, 2025, compared to the year ended December 31, 2024. The Company cannot predict future economic conditions, and there continue to be additional factors that could negatively affect the lodging industry and the Company, including, but not limited to, continued increased hotel supply in certain markets, labor uncertainty both for the economy as a whole and the lodging industry in particular, global volatility, government fiscal policies, travel related health concerns, political changes and economic concerns in the U.S. In 2026, the Company expects RevPAR to be similar for its Comparable Hotels as compared to 2025, which is consistent with broader expectations for applicable industry chain scale averages, and assuming the current macroeconomic environment continues. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere in this Annual Report on Form 10-K for more information on the Company’s results of operations.

Recent Investing Activities

Acquisitions and Contracts for Potential Acquisitions

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, during the year ended December 31, 2025, the Company acquired two hotels for an aggregate purchase price of approximately $117.0 million: an existing 126-guest-room Homewood Suites in Tampa, Florida and a newly constructed 260-guest-room Motto in Nashville, Tennessee that was purchased at the completion of development. The Company utilized its available cash, proceeds from the sales of properties, which included proceeds from two separate like-kind exchanges, in accordance with Section 1031 of the Code (“1031 Exchange”) and borrowings under its unsecured credit facilities to fund these acquisitions. The Company plans to utilize its available cash, net proceeds from the sale of shares under the ATM program (as defined below), proceeds from the sales of properties or borrowings under its unsecured credit facilities for any future hotel acquisitions. See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s unsecured credit facilities.

As of December 31, 2025, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of December 31, 2025, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

Development Project

During the third quarter of 2025, the Company entered into a contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively.

Dispositions

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the year ended December 31, 2025, the Company sold seven hotels to five unrelated parties for a combined gross sales price of approximately $73.3 million, resulting in a combined gain on the sales of approximately $13.1 million, net of transaction costs. The Company used a portion of the net proceeds from the sale of the one hotel in March 2025 to complete a 1031 Exchange for the acquisition of the Homewood Suites in Tampa, Florida, which was completed in June 2025. Similarly, a portion of the proceeds from the sale of two hotels in November 2025 were used to complete a 1031 Exchange for the acquisition of the Motto in Nashville, Tennessee, which was completed in December 2025. The net proceeds from the sale of the other four hotels were used for share repurchases and general corporate purposes.

New York Independent Boutique Hotel Lease

On April 4, 2025, the Company recovered possession of the New York Property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator’s failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company.

See Note 2 titled “Investment in Real Estate,” Note 3 titled “Dispositions” and Note 13 titled “Contract Commitments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K for additional information concerning these transactions.

Share Repurchases

In addition to continually considering opportunities to invest in rooms-focused hotels, the Company also monitors the trading price of its common shares and repurchases its common shares when it believes there is an opportunity to increase shareholder value. In May 2025, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $262.6 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 4.6 million of its common shares at a weighted-average market purchase price of approximately $12.55 per common share for an aggregate purchase price, including commissions, of approximately $58.3 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2025, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

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

Management and Franchise Agreements

Substantially all of the Company’s hotels operate under Marriott or Hilton brands, and as of December 31, 2025, consisted of the following:

Number of Hotels and Guest Rooms by Brand
	Number of	Number of
Brand	Hotels	Guest Rooms
Hilton Garden Inn	39	5,476
Courtyard	34	4,892
Hampton	34	4,642
Residence Inn	30	3,695
Homewood Suites	27	3,163
Fairfield	10	1,213
Home2 Suites	10	1,146
SpringHill Suites	8	1,333
TownePlace Suites	8	834
Embassy Suites	4	770
AC Hotels	4	702
Hyatt Place	3	411
Hyatt House	2	264
Marriott	1	413
Motto	1	260
Independent	1	212
Aloft Hotels	1	157
Total	217	29,583

Each of the Company’s 217 hotels owned as of December 31, 2025 is operated and managed under separate management agreements with one of 16 hotel management companies, none of which are affiliated with the Company. The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, certain events of default, upon sale of the property or without cause. As of December 31, 2025, approximately 81% of the Company’s hotels operated under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services.

The Company continually evaluates the performance of each property and may transfer management responsibilities to a different third-party manager to improve operational efficiency and maximize asset value. In markets or regions where the Company owns multiple properties, it may consolidate hotels under specific third-party managers to leverage regional expertise, gain operating efficiencies, and enhance overall portfolio performance. In 2025, the Company transitioned the management responsibilities for nine hotels to different third-party management companies with which it already had existing management agreements for other properties.

Nine of the Company’s hotels are managed by affiliates of Marriott as of December 31, 2025; however, all of these hotels subsequently transitioned, in January 2026, to management companies not affiliated with Marriott, Hilton or Hyatt. The remainder of the Company’s hotels are also managed by companies that are not affiliated with Marriott, Hilton or Hyatt, and as a result, the branded hotels are required to obtain and maintain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and the Company has historically been able to renew the franchise agreements upon the expiration of the terms. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems, loyalty programs and best practices within the industry.

Hotel Maintenance and Renovation

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company’s hotels have a periodic need for renovation and refurbishment. To maintain and enhance each property’s competitive position in its market, the Company has invested in and plans to continue to reinvest in its hotels. During 2025, 2024 and 2023, the Company’s capital improvements for its hotels were approximately $88.2 million, $78.3 million and $76.8 million, respectively. During 2026, the Company anticipates investing approximately $80 million to $90 million in capital improvements, which includes comprehensive renovation projects for approximately 21 properties.

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

On July 24, 2025, the Company entered into a new term loan facility with a principal amount of $385 million and a maturity date of July 31, 2030 (the “$385 million term loan facility”). At closing, the Company repaid all amounts outstanding under an existing $225 million term loan facility with proceeds from the $385 million term loan facility, resulting in an additional $160 million funded at closing, which was used to repay the balance outstanding under the Revolving Credit Facility and for general corporate purposes. The outstanding principal under the $385 million term loan facility bears interest at an annual variable rate equal to a term SOFR, depending on the interest period options elected by the Company, plus a margin ranging from 1.35% to 2.20%, based on the Company’s leverage ratio as calculated under the terms of the credit agreement. Historically, the Company has elected to pay interest monthly at an annual rate equal to the one-month SOFR plus the applicable margin.

As of December 31, 2025, the Company had approximately $1.5 billion of total outstanding debt with a combined weighted-average interest rate, including the effect of interest rate swaps, of approximately 4.70%, consisting of approximately $184.3 million in outstanding mortgage debt secured by 10 properties, with maturity dates ranging from June 2026 to May 2038 and stated interest rates ranging from 3.40% to 4.37%, and approximately $1.4 billion in outstanding debt under its unsecured credit facilities with maturity dates ranging from July 2026 to July 2030 and effective interest rates, including the effect of interest rate swaps, ranging from 2.64% to 5.86%.

The Company’s unused borrowing capacity under its Revolving Credit Facility as of December 31, 2025 was $586.9 million, after taking a $2.1 million letter of credit into account, which is available for acquisitions, hotel renovations, share repurchases, working capital and other general corporate purposes, including the payment of distributions to shareholders. The Company has historically maintained and plans in the future to maintain relatively low leverage as compared to the real estate industry as a whole and the lodging sector in particular. The Company’s ratio of total debt, net of cash, to total capitalization (total debt outstanding, net of cash, plus equity market capitalization based on the Company’s December 31, 2025 closing share price) ratio as of December 31, 2025 was 35.5%. The Company intends to maintain staggered maturities of its debt when possible, utilize unsecured debt when available and fix the rate on a portion of its debt through interest rate swaps. All of these strategies reduce shareholder risk related to the Company’s financing structure.

See Note 4 titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2025 and a summary of the financial and restrictive covenants as defined in the credit agreements.

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s current shelf registration statement. During the years ended December 31, 2025 and 2024, the Company did not sell any common shares under the ATM Program, and no common shares were sold during the year ended December 31, 2024 under the previous $300 million at-the-market offering program, which was terminated in February 2024 in connection with the commencement of the current ATM Program. As of December 31, 2025, approximately $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties.

Distribution Policy

The Company plans to continue to pay distributions on a monthly basis, with distributions based on anticipated cash generated from operations. The Company attempts to set a rate that can be consistent over a period of time as it forecasts its cash available from operations. The Company’s annualized distribution rate was $0.96 per common share at December 31, 2025. While management currently expects monthly cash distributions to continue at $0.08 per common share, any distribution will be subject to approval of the Company’s Board of Directors, and there can be no assurance of the classification, timing or duration of distributions or any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company or to the extent required to maintain the Company’s REIT status. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a REIT. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

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

Corporate Responsibility

The Company’s corporate responsibility practices aim to enhance long-term value for its shareholders through responsible investment in sustainable and equitable practices at the corporate and property levels that: strengthen the resilience of the Company and its hotels while minimizing its overall environmental impact and enhancing the value of its assets; encourage stakeholder engagement and advance human capital; and make positive contributions throughout the Company, the hotel industry, its local community and the many communities its hotels serve.

The Company’s Corporate Responsibility Report, issued in December 2025, provides further detail of the Company’s environmental, social and governance progress and can be found on the Company’s website at www.applehospitalityreit.com. The contents of the Company’s Corporate Responsibility Report are not incorporated by reference into this Annual Report on Form 10-K and do not form a part of this Form 10-K.

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

To enhance its commitment to sustainable operations, the Company established a formal energy management program in 2018 to ensure that energy, water and waste management are a priority not only within the Company, but also with the Company’s third-party management companies and brands. Developed jointly with the Company’s third-party energy consultants, this program provides its hotels and management companies with operating guidelines designed to consistently use energy and water responsibly across the entire portfolio. The Company seeks to invest in proven sustainability practices when renovating its hotels and in portfolio-wide capital projects that can enhance asset value while also improving environmental performance. The Company targets specific environmental efficiency enhancements, including equipment upgrades and replacements, that reduce energy and water usage and improve waste management. As part of its acquisition due diligence, the Company performs sustainability assessments to identify areas of opportunity that will improve the property’s environmental performance.

Social Responsibility

The Company is firmly committed to strengthening communities through charitable giving and by volunteering time and talents. The Company is dedicated to making a positive impact throughout its organization, the hotel industry, its local community and the many communities its hotels serve. In 2017, the Company formed Apple Gives, an employee-led charitable initiative, to expand its impact and further advance the achievement of its corporate philanthropic goals. Apple Gives collaborates with organizations that are important to the Company’s employees, its third-party management companies, its hotels and numerous industry organizations, including the American Hotel & Lodging Association (“AHLA”) and the AHLA Foundation, and works to make a positive impact across the Company’s community and the communities its hotels serve. More specifically, Apple Gives organizes company-wide community events with charitable organizations, deploys aid to markets and associates affected by natural disasters, and allocates funds and other resources to a variety of causes.

Human Capital

The Company believes that each of its 64 team members (as of December 31, 2025) plays a vital role in the success of the organization. The Company believes the physical and mental health, safety and well-being of its employees, the associates at its hotels and its hotel guests are critical to the continued success of its business. The Company aims to provide an inspiring, inclusive workplace, where employees feel valued, empowered and encouraged to make positive differences within the Company and throughout their communities, with a belief that the most successful management provides clear leadership while empowering the team to make timely and responsible decisions and to take actions necessary to achieve exceptional operating results. The Company is committed to the health and safety of its employees and does not tolerate violence, discrimination or harassment in the workplace.

The Company offers competitive compensation and benefits, a flexible leave policy, fully paid parental leave for up to 12 weeks for primary caregivers and three weeks for secondary caregivers for the birth or adoption of a new child, financial assistance for adoption of a new child, a tuition reimbursement program, an employee stock purchase plan and a culture that encourages balance of work and personal life. The Company provides its employees with two days paid leave each year for volunteer work and donation matching to support non-profit organizations. The Company emphasizes an open-door policy for communications and conducts regular employee satisfaction surveys and annual performance reviews, which provide the opportunity for continuous improvement.

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

During 2025, all employees involved in the day-to-day operation of the Company’s hotels were employed by one of 16 third-party management companies engaged pursuant to the hotel management agreements.

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
•
increases in travel-related expenses, including gas prices, which may affect travel patterns and reduce business and leisure travel;
•
reduced business and leisure travel due to geo-political uncertainty, including terrorism and acts of war, government shutdowns, travel-related health concerns, including widespread outbreaks of infectious or contagious diseases in the U.S. and the related impacts, inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires, airline strikes or equipment failures, or other disruptions;
•
reduced travel due to adverse national, regional or local economic, political and market conditions;
•
seasonality of the hotel industry may cause quarterly fluctuations in operating results;
•
changes in marketing and distribution for the hospitality industry, including the cost and the ability of third-party internet and other travel intermediaries to attract and retain customers;
•
changes in hotel room demand generators in a local market;
•
ability of a hotel franchisor to fulfill its obligations to franchisees;
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

The performance of the lodging industry has historically been highly cyclical and closely linked to the performance of the general economy both nationally and within local markets in the U.S. The lodging industry is also sensitive to government, business and personal discretionary spending levels. Declines in government and corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions, including government shutdowns, may lower the revenue and profitability of the Company’s hotels and therefore the net operating profits of its investments. An economic downturn or prolonged economic recession, including lower GDP growth, corporate earnings, consumer confidence, employment rates, income levels and personal wealth, may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels, significantly reduced room rates, and declines in RevPAR. The Company cannot predict the pace or duration of an economic recession or cycle, government shutdowns, or the cycles of the lodging industry. In the event conditions in the industry deteriorate or there is an extended period of economic weakness, the Company’s revenue and profitability could be adversely affected. Furthermore, even if the economy in the U.S. improves, the Company cannot provide any assurances that demand for hotels will increase from current levels, nationally or more specifically, where the Company’s properties are located.

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

The Company’s wholly-owned taxable REIT subsidiaries (“TRSs”) (or subsidiaries thereof) operate substantially all of its hotels pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise and license agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s hotels in order to maintain uniformity within the franchisor system. The Company has been and, in the future, may be required to incur costs to comply with these standards and these standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in monetary penalties or the termination of the applicable franchise or license agreement. In addition, as the Company’s franchise and license agreements expire, the Company may not be able to renew them on favorable terms, or at all. If the Company were to lose or was unable to renew a franchise or license agreement, the Company would be required to re-brand or de-flag the hotel, which could result in a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm to the Company’s relationship with the franchisor, impeding the Company’s ability to operate other hotels under the same brand. Additionally, the franchise and license agreements have provisions that could limit the Company’s ability to sell or finance a hotel which could further affect the Company.

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

Although substantially all of the Company’s hotels operate under the brands noted above, the Company has previously acquired and may from time to time in the future acquire independent hotels or hotels affiliated with other brands, and/or may choose to operate hotels independently of a brand if the Company believes that these properties will operate most effectively as independent hotels. However, without the support and recognition of a large established brand, the capability of these independent or less recognized branded hotels to market the hotel, maintain guest loyalty, attract new guests, and operate in a cost-effective manner may be difficult, which could adversely affect the Company’s overall operating results.

Competition in the markets where the Company owns hotels may adversely affect the Company’s results of operations.

The hotel industry is highly competitive. Each of the Company’s hotels competes for guests primarily with other hotels in its immediate vicinity and secondarily with other hotels in its geographic market. The Company also competes with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, including third-party providers of short-term rental properties and serviced apartments that can be rented on a nightly, weekly or monthly basis. An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging accommodations in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of the Company’s hotels in that area and lower the Company’s revenue and profitability.

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

The Company’s third-party hotel managers are responsible for hiring and maintaining the labor force at each of the Company’s hotels. Although the Company does not directly employ or manage employees at its hotels, the Company is still subject to many of the costs and risks generally associated with the hotel labor force. Labor costs can increase due to many factors, including, but not limited to, a shortage of hospitality workers, increased dependence on contract workers, increased wages and employee benefit costs, changes in laws and regulations, increased labor turnover, termination costs, including costs associated with labor law claims, and increases in a unionized labor force. Significant labor shortages could prohibit the Company’s hotels from operating at full capacity which could result in a decrease in operating revenues. An increased exposure to a unionized labor force could lead to labor disputes, causing higher labor costs, either by increases in wages or benefits or by changes in local labor regulations that raise hotel operating costs. The Company has experienced, and may in the future experience, increased costs due to these factors.

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

The Company has ongoing needs for hotel renovations and capital improvements, including maintenance requirements and updates to brand standards under all of its hotel franchise and management agreements and certain loan agreements. In addition, from time to time, the Company will need to make renovations and capital improvements to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of its hotels. As properties increase in age, the frequency and cost of renovations needed to maintain appealing facilities for hotel guests may increase. The Company may also need to make significant capital improvements to hotels that it acquires, or may be involved in the development of new hotels. Construction delays and cost overruns, including increases in the cost of labor, goods and materials and delays and cost increases caused by supply chain disruptions or tariffs, have increased and may continue to increase renovation or development costs for the Company and have delayed and may in the future delay the acquisition or opening of hotels or the length of time that rooms are out of service. Occupancy and ADR are often affected during periods of renovations and capital improvements at a hotel, especially if the Company encounters delays, or if the improvements require significant disruption at the hotel. The costs of renovations and capital improvements the Company needs or chooses to make at the Company’s existing hotels, or the costs related to the development of new hotels, could reduce the funds available for other purposes and may reduce the Company’s profitability.

Certain hotels are subject to ground leases that may affect the Company’s ability to use the hotel or restrict its ability to sell the hotel.

As of December 31, 2025, 14 of the Company’s properties were subject to ground leases, not including the Company’s three parking lot ground leases. Accordingly, the Company effectively only owns a long-term leasehold interest in these properties. If the Company is found to be in breach of a ground lease, it could lose the right to use the property. In addition, unless the Company can purchase a fee interest in the underlying land or renew the terms of these leases before their expiration, as to which no assurance can be given, the Company will lose its right to operate these properties and its interest in the property, including any investment that it made in the property. The Company’s ability to exercise any extension options relating to its ground leases is subject to the condition that the Company is not in default under the terms of the ground lease at the time that it exercises such options, and the Company can provide no assurances that it will be able to exercise any available options at such time. If the Company were to lose the right to use a property due to a breach or non-renewal of a ground lease, it would be unable to derive income from such property. Finally, the Company may not be permitted to sell or finance a property subject to a ground lease without the consent of the lessor.

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

The Company’s business strategy includes identifying and completing accretive hotel acquisitions. The Company competes with other investors who are engaged in the acquisition of hotels, and these competitors may affect the supply and demand dynamics and, accordingly, increase the price the Company must pay for hotels it seeks to acquire, or these competitors may succeed in acquiring those hotels. Any delay or failure on the Company’s part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede the Company’s growth. The Company may also incur costs that it cannot recover if it abandons a potential acquisition. Also, if the Company does not reinvest proceeds received from hotel dispositions into new properties in a timely manner, the Company’s profitability could be negatively impacted. The Company’s profitability may also suffer because hotel acquisitions may not yield the returns the Company expects and the integration of such acquisitions may disrupt the Company’s business or may take longer than projected. Furthermore, the Company may be subject to unknown or contingent liabilities related to hotels it acquires.

The Company’s inability to obtain financing on favorable terms or pay amounts due on its financing may adversely affect the Company’s operating results.

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use, and has used, financing to acquire properties, perform renovations to its properties, or make shareholder distributions or share repurchases in periods of fluctuating income from its properties. The credit markets have historically been volatile and subject to increased regulation, and as a result, the Company may not be able to obtain debt financing to meet its cash requirements, including refinancing any scheduled debt maturities, which may adversely affect its ability to execute its business strategy. If the Company refinances debt, such refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced. If the Company is unable to refinance its debt, it may be forced to dispose of hotels or issue equity at inopportune times or on disadvantageous terms, which could result in higher costs of capital and may reduce the Company’s profitability.

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

The Company’s existing indebtedness, whether secured by mortgages on certain properties or unsecured, contains, and indebtedness that the Company may enter into in the future likely will contain, customary covenants that may restrict the Company’s operations and limit its ability to enter into future indebtedness. In addition, the Company’s ability to borrow under its unsecured credit facilities is subject to compliance with its financial and other covenants, including, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company’s failure to comply with the covenants in its existing or future indebtedness, or its inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in increased interest rates and the acceleration of the debt, or require the Company to repay such debt with capital obtained from other sources, which may not be available to the Company or may only be available on unfavorable terms.

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

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, reservations, billing and operating data. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential data. Such data may include employee, operator and customer information, such as personally identifiable information, and information relating to payroll and financial accounts. The Company’s corporate information technology systems are not used to process business transactions with its hotel guests, and those systems currently have no connectivity to hotel and/or third-party management and brand technology platforms. A number of hospitality and consumer-facing brands have been subject to successful cyber-attacks, including those seeking guest credit card information. Moreover, the risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The safety and security measures taken by the Company and its hotel managers, third-party vendors and franchisors have not been, and in the future may not be, able to completely prevent damage to the technology networks or systems, ensure their proper functioning, or prevent against cybersecurity incidents, including those resulting in unauthorized access to or disclosure of personally identifiable information.

Cybersecurity incidents, including intentional or unintentional physical or electronic break-ins, cyber-attacks, cyber intrusions or the deployment of ransomware or other extortion tactics, malware, computer viruses, attachments to emails, social engineering or phishing schemes, or fraudulent schemes, have created and may in the future create system disruptions, shutdowns, deployment of malware or ransomware, theft of the Company’s data, or unauthorized access to or disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, interfere with the Company’s ability to comply with financial reporting requirements, damage the reputations of the Company, the Company’s hotel managers or franchisors, and subject the Company to liability claims, notification and monitoring requirements or regulatory penalties that may not be fully covered by insurance, all of which could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company has incurred, and will continue to incur, expenses to comply with data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase the Company’s cost of compliance and operation, limit its ability to grow its business or otherwise harm its business. Due to the complexity and interconnectedness of the Company’s information systems and networks, and those upon which the Company and its hotel managers and franchisors rely, the process of upgrading or patching protective measures could itself create a risk of cybersecurity issues or system disruptions for the Company, as well as for its hotel managers, franchisors, and others who rely upon, or have exposure to, such information systems and networks. Further, adoption of artificial intelligence (“AI”) tools by the Company or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against the Company. The Company uses software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to the Company’s data security and systems. In addition, unauthorized access to, disclosure of, or loss of personally identifiable information or confidential or proprietary information could result in damage to the Company or the hotel management company’s or franchisor’s reputation, a loss of confidence among hotel guests, reputational harm for the Company’s hotels, legal liability, potential litigation, and increased regulatory oversight, including governmental investigations, enforcement actions, and regulatory fines, investigatory costs and costs to comply with notification and monitoring requirements.

In the conduct of its business, both the Company and its hotel managers and franchisors rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors and other external business partners, for certain functions or for services in support of key portions of the Company’s operations. These third-party entities are subject to similar risks related to cybersecurity, privacy violations, and business interruption, and a cybersecurity incident or disruption affecting the Company’s third-party service providers or partners could have a material adverse effect on the Company’s business. While the Company may be entitled to damages if its third-party service providers fail to satisfy their cybersecurity-related obligations to the Company, any award may be insufficient to cover the Company’s damages, or the Company may be unable to recover such award.

The Company has processes in place to deter, detect, report, and respond to cybersecurity incidents but there can be no guaranty that those processes will be successful in preventing every attempted intrusion or attack. While the Company is not aware of any cybersecurity incidents, including third-party incidents, that have materially affected it as of December 31, 2025, there can be no guarantee that the Company will not be the subject of future attacks, threats or cybersecurity incidents that may have a material impact on its business strategy, results of operations or financial condition. The Company maintains cybersecurity insurance, but there can be no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, the Company may be unable to retain or obtain cybersecurity insurance in amounts and on terms it views as adequate for its operations.

Potential losses not covered by insurance may adversely affect the Company’s financial condition.

The Company maintains insurance coverage for commercial general liability, property, business interruption, cyber threats and other risks with respect to all of its hotels either under insurance policies obtained by the Company or by its third-party managers. These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties. There are no assurances that coverage will be available or at reasonable rates in the future. Also, various types of catastrophic losses, like earthquakes, hurricanes and other storms, wildfires, or certain types of terrorism, may not be insurable or may not be economically insurable for all or certain locations, and the Company has no control over these decisions by insurance carriers. Even when insurable, these policies may have high deductibles and/or high premiums. Additionally, although the Company may be insured for a particular loss, the Company is not insured against the impact a catastrophic event may have on the hospitality industry as a whole. There also can be risks such as certain environmental hazards that may fall outside of the coverage. In the event of a substantial property loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under the relevant policy. Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position in the damaged or destroyed hotel. Additionally, as a result of substantial claims, insurance carriers may reduce insured limits and/or increase premiums, if insurance coverage is provided at all, in the future. Property insurance premiums in the hotel industry generally have increased in recent years, and exposure to certain markets has resulted in increased costs to the Company. The Company has experienced, and may continue to experience, premium increases and coverage changes applicable to its portfolio.

The Company faces possible risks associated with the physical effects of, and laws and regulations related to, climate change.

The Company is subject to the risks associated with the physical effects of climate change, including more frequent or severe storms, extreme temperatures, droughts, wildfires, hurricanes, flooding, and utility outages, any of which could have a material adverse effect on the Company’s properties, operations and business. The markets in which the Company operates have experienced, and may continue to experience, increases in storm intensity and rising sea levels, which have caused and in the future may cause damage to the Company’s properties. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on the Company’s business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, as well as increasing the cost of renovations, energy and water at its properties. The federal government and some of the states and localities in which the Company operates have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions and may enact new laws in the future. Although these laws and regulations have not had any known material adverse effect on the Company to date, they could impact companies with which the Company does business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Climate change, and any future laws and regulations, or future interpretations of current laws and regulations, could have a material adverse effect on the Company.

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

The Company and its hotels are subject to various U.S. federal, state and local regulatory requirements and laws creating private rights of action. These requirements are wide-ranging and include among others, state and local labor laws, fire and life safety requirements, state laws such as the California Climate Corporate Data Accountability Act, and federal laws such as the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (“ADA”) and the Sarbanes-Oxley Act of 2002. Liabilities and costs associated with complying with these laws and requirements are and could continue to be material. If the Company fails to comply with these various laws and requirements, it could incur governmental fines or private damage awards. In addition, existing laws or requirements could change, and future laws and requirements might require the Company to make significant unanticipated expenditures, which could have material and adverse effects on the Company.

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

Heightened focus on corporate responsibility may impose additional costs and expose the Company to new risks.

Companies across industries face increasing scrutiny from various stakeholders on how they address a variety of corporate responsibility matters. Potential and current employees, hotel brands, hotel management companies and vendors may consider these factors when establishing and extending business relationships and hotel guests may consider these factors when choosing a hotel. With this increased focus, public reporting regarding corporate responsibility practices has become more broadly expected. The Company summarizes its existing corporate responsibility programs in its annual Corporate Responsibility Report, which is available on its website. The focus on and activism around this topic and related matters may constrain business operations or cause the Company to incur additional costs. The Company may face reputational damage in the event the Company’s corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, if competitors outperform the Company in such metrics, potential or current investors may elect to invest with the Company’s competitors, and employees, hotel brands, hotel management companies, vendors and guests may choose not to do business with the Company, which could have a material and adverse impact on the Company’s financial condition, the market price of its common shares and its ability to raise capital. Moreover, while the Company makes voluntary disclosures in its Corporate Responsibility Report regarding its practices around governance, energy and water use and conservation and social responsibility, certain disclosures are based on assumptions that may differ from actual results. In addition, the Company may in the future be required by local, state and federal authorities to make certain mandatory disclosures related to greenhouse gas emissions and climate-related risks, including specific disclosures required by certain California legislation. The Company anticipates incurring additional expenses and expending employee resources to comply with the disclosure mandates.

As the Company continues to invest in and focus on corporate responsibility practices that the Company believes are appropriate for its business, the Company could also be criticized by detractors for the scope or nature of its corporate responsibility initiatives. The Company could be subjected to negative responses of governmental actors (such as retaliatory legislative treatment, loss of federal contracts or other government business or legislation or executive action targeted against such practices), hotel brands, hotel management companies and hotel guests, that could have a material adverse effect on the Company’s reputation, financial condition and results of operations.

The nature of the hotel business exposes the Company to litigation and claims that may result in costs and expenses that cannot be anticipated with any degree of certainty.

The Company is subject to various claims and litigation from guests, tenants, occupants, visitors, contractors and other individuals as a result of the operation of the Company’s hotels. The Company, as landlord, is also a party to certain lease, license and other occupancy agreements with third parties that have involved, and in the future may involve, the Company in claims, disputes, litigation and proceedings arising from, or related to, those agreements, including the failure to pay rent. The Company cannot predict when and how often these claims will arise nor can it predict the outcome or the cost to prosecute, resolve or defend against the claims. The nature of litigation is highly uncertain and, regardless of the outcome of any pending or threatened claims, the Company has incurred and may in the future incur, legal and other costs, including the diversion of employee time and resources in responding to the claims, settlement expenses and loss of revenue. Although insurance may be available to cover some or all of the costs to defend and resolve these claims and the resulting litigation, it is possible that certain claims may not be covered by insurance or that the insurance coverage and policy limits may not be adequate to satisfy the expense, judgment, settlement or other resolution arising from the claims, which could result in substantial costs to the Company and adversely affect its financial position and results of operations. In addition, the frequency of claims and the outcome of litigation may affect the future availability or the cost of some of the Company’s insurance coverage, increasing its costs and exposing it to risks which could materially and adversely affect its financial results and cash flows.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% commencing in 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The rules also impose a 100% excise tax on certain transactions, including the leases, between the TRS and the REIT that are not conducted on an arm’s-length basis.

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

Risk Management Strategy

The Director of Information Technology, who reports to the Chief Financial Officer, has extensive information technology (“IT”) and cybersecurity knowledge and skills gained from over 15 years of relevant work experience at the Company, and is responsible for leading the Company’s cybersecurity and cyber risk management program, which includes certain cybersecurity processes covering the Company’s corporate systems and data. These processes include, among other items, the Company’s information technology and risk management departments’ use of an internal set of applications and control activities to actively monitor potential threats to the Company’s corporate IT environment and to regularly conduct internal testing to identify potential vulnerabilities to the Company’s corporate information technology infrastructure and systems. These activities include, but are not limited to, continuous monitoring of network and infrastructure vulnerabilities, automated patching and software updates, redundancy and back-up systems, data protection controls, and incident response planning and handling. The Company’s employees are required to report cybersecurity events, including suspicious activity or emails, to the Company’s information technology department. Should a cybersecurity event occur within its corporate systems, the Company is positioned to coordinate a swift response to mitigate impacts to its information technology infrastructure, systems and data. The Company has in place an incident response plan which provides guidance for leadership and employees to swiftly evaluate and respond to cybersecurity incidents. The Company also carries cybersecurity insurance to further mitigate certain potential losses from a cybersecurity incident affecting its corporate IT infrastructure, systems and data.

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

Cybersecurity Risks

The Company faces a number of cybersecurity risks in connection with its business, although such risks have not materially affected the Company, including its business strategy, results of operations or financial condition, to date. While the Company is not aware of any cybersecurity incidents, including third-party incidents, that have materially affected its business as of December 31, 2025, there can be no guarantee that the Company will not be the subject of future attacks, threats or incidents that may have a material impact on its business strategy, results of operations or financial condition. Notwithstanding the extensive approach the Company takes to address cybersecurity, it may not be successful in preventing or mitigating all cybersecurity incidents or threats. For more information about the cybersecurity risks the Company faces, see the risk factor entitled “Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology from cyber-attacks or other events could harm the Company’s business” in Item 1A. Risk Factors.

Item 2. Properties

As of December 31, 2025, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in 37 states and the District of Columbia and substantially all of the Company’s hotels operated under Marriott or Hilton brands. As of December 31, 2025, the hotels are operated and managed under separate management agreements with one of 16 hotel management companies, none of which are affiliated with the Company. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and guest rooms by brand. The following table summarizes the number of hotels and guest rooms by state:

Number of Hotels and Guest Rooms by State
	Number of	Number of
State	Hotels	Guest Rooms
Alabama	13	1,246
Alaska	2	304
Arizona	13	1,776
California	24	3,553
Colorado	4	567
Florida	23	2,970
Georgia	5	585
Idaho	1	186
Illinois	7	1,255
Indiana	3	349
Iowa	1	103
Kansas	2	230
Kentucky	1	156
Louisiana	3	422
Maine	3	514
Maryland	2	233
Massachusetts	3	330
Michigan	1	148
Minnesota	3	405
Mississippi	2	168
Missouri	4	544
Nebraska	4	621
Nevada	1	300
New Jersey	5	629
New York	4	558
North Carolina	7	799
Ohio	3	406
Oklahoma	4	545
Oregon	1	243
Pennsylvania	4	525
South Carolina	5	590
Tennessee	10	1,424
Texas	25	3,005
Utah	6	919
Virginia	11	1,667
Washington	4	636
Wisconsin	2	438
Washington D.C.	1	234
Total	217	29,583

The following table summarizes the location, brand, manager, date acquired or completed and number of guest rooms for each of the 217 hotels that the Company owned as of December 31, 2025. As noted below, 14 of the Company’s properties are subject to ground leases and 10 of its hotels are encumbered by mortgage debt.

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(2)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(2)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(2)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(2)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(2)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(3)
Burbank	CA	Residence Inn	Marriott	3/1/2014	166	(4)
Burbank	CA	SpringHill Suites	Marriott	7/13/2015	170	(3)(4)
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Marriott	9/1/2016	142	(4)
Oceanside	CA	Residence Inn	Marriott	3/1/2014	125	(4)
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(3)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(3)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	122
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(3)
San Juan Capistrano	CA	Residence Inn	Marriott	9/1/2016	130	(2)(5)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(3)

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Marriott	9/1/2016	145	(4)
Tustin	CA	Residence Inn	Marriott	9/1/2016	149	(4)
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(2)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Marriott	7/1/2009	200	(6)
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Marriott	7/1/2009	200	(6)
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(2)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Tampa	FL	Homewood Suites	HHM	6/10/2025	126
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(2)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(2)
Davenport	IA	Hampton	Chartwell	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(3)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(2)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft Hotels	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(3)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	HHM	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(2)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Highgate	12/27/2023	300
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	212	(2)(7)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Motto	Chartwell	12/19/2025	260
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Western	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	Dimension	11/2/2010	145
Austin	TX	Fairfield	Dimension	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106

City	State	Brand	Manager (1)	Date Acquired or Completed	Guest Rooms
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	North Central	3/1/2014	114
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
Salt Lake City	UT	Residence Inn	North Central	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	North Central	11/2/2010	143
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	HHM	3/1/2014	178
Alexandria	VA	SpringHill Suites	HHM	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(3)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(2)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(3)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Madison	WI	Embassy Suites	Raymond	6/20/2024	262
Washington, D.C.	-	AC Hotels	HHM	3/25/2024	234
Total					29,583

(1)
The management companies are defined in Note 9 titled “Management and Franchise Agreements” in Part II, Item 8 in this Annual Report on Form 10-K.
(2)
Property is subject to ground lease.
(3)
Hotel is encumbered by mortgage.
(4)
Manager noted is as of December 31, 2025. In January 2026, management responsibility of this property was transferred from Marriott to Huntington.
(5)
Manager noted is as of December 31, 2025. In January 2026, management responsibility of this property was transferred from Marriott to Dimension.
(6)
Manager noted is as of December 31, 2025. In January 2026, management responsibility of this property was transferred from Marriott to Crestline.
(7)
As of December 31, 2025, this property was included in the Company’s hotel and guest room counts. On April 4, 2025, the Company recovered possession of the New York Property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator’s failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company. In December 2025, the Company added three guest rooms bringing the total guest room count to 212 as of December 31, 2025.

The Company’s investment in real estate as of December 31, 2025 consisted of the following (in thousands):

Land	$841,027
Building and improvements	5,137,909
Furniture, fixtures and equipment	649,910
Finance ground lease assets	102,084
Franchise fees	29,198
6,760,128
Less accumulated depreciation and amortization	(1,972,264)
Investment in real estate, net	$4,787,864

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 18, 2015, the Company’s common shares were listed and began trading on the NYSE under the ticker symbol “APLE” (the “Listing”). Prior to that time, there was no public market for the Company’s common shares. As of December 31, 2025 and February 17, 2026, the last reported closing price per share for the Company’s common shares as reported on the NYSE was $11.85 and $12.29, respectively.

Share Return Performance

The following graph compares the five-year cumulative total shareholder return of the Company’s common shares to the cumulative total returns of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), the FTSE Nareit Equity Lodging/Resorts Index and the Dow Jones U.S. Real Estate Hotels Index. The FTSE Nareit Equity Lodging/Resorts Index and the Dow Jones U.S. Real Estate Hotels Index are comprised of publicly traded REITs which focus on investments in hotel properties. The graph assumes an initial investment of $100 in the Company’s common shares and in each of the indices, and also assumes the reinvestment of dividends.

	Value of Initial Investment at
Name	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Apple Hospitality REIT, Inc.	$100.00	$125.42	$128.44	$144.25	$142.43	$118.77
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
FTSE Nareit Equity Lodging/Resorts Index (1)	$100.00	$117.97	$97.06	$117.25	$108.56	$98.17
Dow Jones U.S. Real Estate Hotels Index (1)	$100.00	$114.53	$96.92	$111.16	$108.23	$106.05

(1)
The Company is replacing the Dow Jones U.S. Real Estate Hotels Index with the FTSE Nareit Equity Lodging/Resorts Index as its comparative index, as the FTSE Nareit Equity Lodging/Resorts Index more closely represents the industry in which the Company operates.

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

Shareholder Information

As of February 17, 2026, the Company had approximately 95 holders of record of its common shares and there were approximately 236 million common shares outstanding. Because many of the Company’s common shares are held by brokers and other institutions on behalf of shareholders, the Company believes there are substantially more beneficial holders of its common shares than record holders. In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s Charter provides that, subject to certain exceptions, no person or entity (other than a person or entity who has been granted an exemption) may directly or indirectly, beneficially or constructively, own more than 9.8% of the aggregate of its outstanding common shares or 9.8% of the aggregate of the outstanding preferred shares of any class or series.

Distribution Information

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. For the years ended December 31, 2025 and 2024, the Company paid distributions of $1.01 per common share, including a special distribution of $0.05 per common share, in each period for a total of approximately $240.4 million and $243.7 million, respectively. The Company’s current annual distribution rate, payable monthly, is $0.96 per common share. While management currently expects monthly cash distributions to continue at $0.08 per common share, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on certain items, including, but not limited to, the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, and capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under U.S. federal income tax provisions for qualification as a REIT. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the distribution rate during the year, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles.

Share Repurchases

In May 2025, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $262.6 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 4.6 million of its common shares at a weighted-average market purchase price of approximately $12.55 per common share for an aggregate purchase price, including commissions, of approximately $58.3 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2025, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

Additionally, during 2025, certain of the Company’s employees surrendered common shares to satisfy their tax withholding obligations associated with the vesting of common shares issued under the 2014 Omnibus Incentive Plan as described in Note 8 titled “Compensation Plans” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

The following is a summary of all share repurchases during the fourth quarter of 2025:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2025	256,266	$11.86	256,266	$252,522
November 1 - November 30, 2025	85,754	$11.89	85,754	$251,502
December 1 - December 31, 2025 (2)	869,024	$11.77	766,409	$242,507
Total	1,211,044		1,108,429

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

Equity Compensation Plans

The Company’s Board of Directors adopted and the Company’s shareholders approved the 2024 Omnibus Incentive Plan (“2024 Omnibus Plan”), which provides for the issuance of up to 7.25 million common shares, subject to adjustments, to employees, officers, and directors of the Company or affiliates of the Company, consultants or advisers currently providing services to the Company or affiliates of the Company, and any other person whose participation in the 2024 Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The Company’s Board of Directors previously adopted, and the Company’s shareholders approved, the 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”), which similarly provided for the issuance of common shares. In May 2024, the 2014 Omnibus Plan was terminated effective upon shareholder approval of the 2024 Omnibus Plan, and no further grants can be made under the 2014 Omnibus Plan, provided however, that the termination did not affect any outstanding incentive awards or deferred stock units from the Non-Employee Director Deferral Program previously issued under the 2014 Omnibus Plan.

The following is a summary of securities issued under the Company’s equity compensation plans as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3)
Equity compensation plans approved by security holders	92,169	$-	7,189,593
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	92,169	$-	7,189,593

(1)
Consists of 16,207 fully vested deferred stock units from the Amended and Restated Non-Employee Director Deferral Program under the 2024 Omnibus Plan and 75,962 fully vested deferred stock units from the Non-Employee Director Deferral Program under the 2014 Omnibus Plan, including quarterly dividends earned, that are not included in the calculation of the weighted-average exercise price of outstanding options.
(2)
As of December 31, 2025, there are no outstanding exercisable securities, therefore, there is no weighted-average exercise price of outstanding securities.
(3)
Consists only of shares available under the 2024 Omnibus Plan, which is net of the 16,207 fully vested deferred stock units from the Amended and Restated Non-Employee Director Deferral Program under the 2024 Omnibus Plan included in the first column.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of December 31, 2025, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia and substantially all of the Company’s hotels operated under Marriott or Hilton brands. As of December 31, 2025, the hotels are operated and managed under separate management agreements with one of 16 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, during the year ended December 31, 2025, the Company acquired two hotels for an aggregate purchase price of approximately $117.0 million: an existing 126-guest-room Homewood Suites in Tampa, Florida and a newly constructed 260-guest-room Motto in Nashville, Tennessee that was purchased at the completion of development. The Company utilized its available cash, proceeds from the sales of properties, which included proceeds from two separate 1031 Exchanges, and borrowings under its unsecured credit facilities to fund these acquisitions. The Company plans to utilize its available cash, net proceeds from the sale of shares under the ATM program, proceeds from the sales of properties or borrowings under its unsecured credit facilities for any future hotel acquisitions.

As of December 31, 2025, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of December 31, 2025, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

During the third quarter of 2025, the Company entered into a contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the year ended December 31, 2025, the Company sold seven hotels to five unrelated parties for a combined gross sales price of approximately $73.3 million, resulting in a combined gain on the sales of approximately $13.1 million, net of transaction costs. The Company used a portion of the net proceeds from the sale of the one hotel in March 2025 to complete a 1031 Exchange for the acquisition of the Homewood Suites in Tampa, Florida, which was completed in June 2025. Similarly, a portion of the proceeds from the sale of two hotels in November 2025 were used to complete a 1031 Exchange for the acquisition of the Motto in Nashville, Tennessee, which was completed in December 2025. The net proceeds from the sale of the other four hotels were used for share repurchases and general corporate purposes.

New York Independent Boutique Hotel Lease

On April 4, 2025, the Company recovered possession of the New York Property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator’s failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company.

See Note 2 titled “Investment in Real Estate,” Note 3 titled “Dispositions” and Note 13 titled “Contract Commitments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these transactions.

Hotel Operations

As of December 31, 2025, the Company owned 217 hotels with a total of 29,583 guest rooms as compared to 221 hotels with a total of 29,764 guest rooms as of December 31, 2024. Results of operations are included only for the period of ownership for hotels acquired or disposed of during all periods presented. During 2025, the Company acquired two hotels and sold seven hotels. During 2024, the Company acquired two hotels and sold six hotels. On April 4, 2025, the Company recovered possession from a third-party hotel operator and reinstated operations of its 209-guest-room New York Property through a third-party manager engaged by the Company. Results of the hotel operations of the New York Property are included only after April 4, 2025. See further discussion in Note 2 titled “Investments in Real Estate” and Note 3 titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K. As a result, the comparability of results for the years ended December 31, 2025 and 2024, as discussed below, is also impacted by these transactions.

Management Company Transitions

The Company continually evaluates the performance of each property and may transfer management responsibilities to a different third-party manager to improve operational efficiency and maximize asset value. In markets or regions where the Company owns multiple properties, it may consolidate hotels under specific third-party managers to leverage regional expertise, gain operating efficiencies, and enhance overall portfolio performance. In 2025, the Company transitioned the management responsibilities for nine hotels to different third-party management companies with which it already had existing management agreements for other properties. In January 2026, the Company transitioned the nine hotels managed by affiliates of Marriott, as of December 31, 2025, to separate management companies that are not affiliated with Marriott, Hilton or Hyatt.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company.

	Year Ended December 31,
(in thousands, except statistical data)	2025	Percent of Revenue	2024	Percent of Revenue	Change 2024 to 2025	2023	Percent of Revenue	Change 2023 to 2024
Total revenue	$1,412,386	100.0%	$1,431,468	100.0%	-1.3%	$1,343,800	100.0%	6.5%
Hotel operating expense	847,322	60.0%	837,871	58.5%	1.1%	780,725	58.1%	7.3%
Property taxes, insurance and other expense	89,732	6.4%	84,382	5.9%	6.3%	79,307	5.9%	6.4%
General and administrative expense	32,293	2.3%	42,542	3.0%	-24.1%	47,401	3.5%	-10.3%

Impairment of depreciable real estate	5,724		3,055		87.4%	5,644		-45.9%
Depreciation and amortization expense	192,627		190,603		1.1%	183,242		4.0%
Gain on sale of real estate	13,116		19,744		-33.6%	-		n/a
Interest and other expense, net	81,481		77,748		4.8%	68,857		12.9%
Income tax expense	959		947		1.3%	1,135		-16.6%

Net income	175,364		214,064		-18.1%	177,489		20.6%
Adjusted Hotel EBITDA (1)	476,525		509,544		-6.5%	481,892		5.7%

Number of hotels owned at end of period	217		221		-1.8%	225		-1.8%
ADR	$159.06		$158.01		0.7%	$155.76		1.4%
Occupancy	74.1%		75.0%		-1.2%	74.2%		1.1%
RevPAR	$117.90		$118.54		-0.5%	$115.60		2.5%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 216 hotels owned as of December 31, 2025, and excludes the New York Property (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 216 hotels owned as of the end of the reporting period, excluding the New York Property. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. For dispositions and the New York Property, results have been excluded for the Company’s period of ownership.

	Year Ended December 31,
	2025	2024	Change 2024 to 2025	2023	Change 2023 to 2024
ADR	$159.09	$159.31	-0.1%	$158.42	0.6%
Occupancy	74.1%	75.3%	-1.6%	74.6%	0.9%
RevPAR	$117.95	$119.92	-1.6%	$118.22	1.4%

Same Store Operating Results

The following table reflects certain operating statistics for the 206 hotels owned by the Company as of January 1, 2023 and during the entirety of the reporting periods being compared, excluding the New York Property (“Same Store Hotels”).

	Year Ended December 31,
	2025	2024	Change 2024 to 2025	2023	Change 2023 to 2024
ADR	$157.07	$157.23	-0.1%	$156.81	0.3%
Occupancy	74.2%	75.3%	-1.5%	74.6%	0.9%
RevPAR	$116.54	$118.34	-1.5%	$116.94	1.2%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. During the year ended December 31, 2025, demand was modestly impacted across the portfolio by weather related travel disruption in January and February, reduced government travel, the prolonged government shutdown and heightened macroeconomic uncertainty in the U.S. As a result, the Company’s Comparable Hotels and Same Store Hotels revenue and operating results decreased slightly during the year ended December 31, 2025, compared to the year ended December 31, 2024. For the year ended December 31, 2025, the Company’s hotels, in general, have shown results that have been broadly consistent with applicable industry, brand and chain scale averages. In 2026, the Company expects RevPAR to be similar for its Comparable Hotels as compared to 2025, which is consistent with broader expectations for applicable industry chain scale averages, and assuming the current macroeconomic environment continues.

Results of Operations

A discussion regarding the Company’s results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under the section titled “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025, which is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Information section of the Company’s website at www.applehospitalityreit.com.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the years ended December 31, 2025 and 2024, the Company had total revenue of $1.4 billion in each respective year. For the years ended December 31, 2025 and 2024, respectively, Comparable Hotels achieved combined average occupancy of 74.1% and 75.3%, ADR of $159.09 and $159.31 and RevPAR of $117.95 and $119.92. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to 2024, the Company’s Comparable Hotels ADR generally remained unchanged while occupancy decreased by 1.6%, resulting in a decrease in Comparable Hotels RevPAR of 1.6%. The decline in revenue for the year ended December 31, 2025, as compared to 2024, was primarily due to weather-related travel disruption in January and February, reduced government travel, heightened macroeconomic uncertainty in the U.S., the lack of the additional day of revenues that existed in 2024 from the leap year and a decrease in available rooms due to the sale of seven hotels. Government demand softened late in the first quarter of 2025 following the current administration’s efforts to curtail government spending; it remained soft through the rest of the year, particularly in October and November, due to the extended government shutdown. Markets with significantly above-average growth in 2025, compared to 2024, for the Company included Anchorage, Chicago, Fort Lauderdale, Kansas City, Richmond, Salt Lake City, St. Louis and Syracuse. In 2026, the Company expects RevPAR to be similar for its Comparable Hotels as compared to 2025, which is consistent with broader expectations for applicable industry chain scale averages, and assuming the current macroeconomic environment continues. Future revenues could be negatively impacted by, among other things, historical seasonal trends, deterioration of consumer sentiment, a recessionary macroeconomic environment, inflationary pressures or a continuation of reduced government travel.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2025 and 2024, hotel operating expense totaled $847.3 million and $837.9 million, respectively, or 60.0% and 58.5% of total revenue, respectively.

The increase in hotel operating expense for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by increased labor costs, utility costs, repair and maintenance costs and general inflationary pressures throughout the overall economy. The Company continues to feel upward pressure on total payroll costs given a competitive labor market where the demand for strong hotel talent remains high. However, the rate of wage growth has slowed, and management companies have made progress in reducing their use of contract labor. The Company anticipates a similar operating expense environment in 2026. The Company continues to monitor its management companies’ efforts to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and a tight labor market. The Company will continue to support its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including their efforts to maximize operational efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the years ended December 31, 2025 and 2024 totaled $89.7 million and $84.4 million, respectively, or 6.4% and 5.9% of total revenue, respectively. The increase in property taxes, insurance, and other expense was primarily due to increases in property taxes in certain markets and liability insurance premiums, partially offset by decreases in property insurance premiums. The Company will continue to proactively pursue tax assessment appeals in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2025 and 2024 was $32.3 million and $42.5 million, respectively, or 2.3% and 3.0% of total revenue, respectively. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The decrease in general and administrative expense in 2025 as compared to 2024 was primarily due to a decrease in the Company’s executive incentive compensation plan accrual.

Impairment of Depreciable Real Estate

Impairment of depreciable real estate was approximately $5.7 million for the year ended December 31, 2025, consisting of impairment losses at two hotel properties identified by the Company in the third quarter of 2025. Impairment of depreciable real estate was $3.1 million for the year ended December 31, 2024, consisting of impairment losses at two hotel properties identified by the Company in the third quarter of 2024, and one property identified in the fourth quarter of 2024. See Note 3, titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $192.6 million and $190.6 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for their respective periods owned. The increase was primarily due to the capitalization of newly acquired hotels in 2024 and 2025, which had higher purchase prices compared to the carrying values of the hotels disposed of during the same periods, as well as renovations completed throughout 2024 and 2025. Additionally, the timing of the acquisitions, reclassifications to held for sale, disposals and renovations impacted depreciation, as assets acquired or placed into service earlier in the year contributed more to each respective year’s depreciation than those acquired or renovated later in the year or disposed of earlier.

Interest and Other Expense, net

Interest and other expense, net for the years ended December 31, 2025 and 2024 was $81.5 million and $77.7 million, respectively, and is net of approximately $1.6 million and $1.4 million, respectively, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 as a result of higher average borrowings associated with variable-rate debt and higher average interest rates on the Company’s variable-rate debt. The average proportion of variable-rate debt that is fixed by interest rate swaps was lower over the year ended December 31, 2025 compared to the same period of 2024, as the Company had three interest rate swaps in effect on $150.0 million of variable-rate debt mature during 2025 and six interest rate swaps in effect on $285.0 million of variable-rate debt mature during 2024. However, this was partially offset as the Company entered into two new interest rate swaps in effect on $100.0 million of variable-rate debt during the third quarter of 2025 and four new interest rate swaps in effect on $200.0 million of variable-rate debt during 2024, but at higher fixed rates than the swap agreements that expired. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to generally be at higher rates than the expiring swap agreements. Interest expense related to the Company’s unsecured credit facilities in 2026 is expected to be similar to or slightly lower than in 2025, with similar borrowings and slightly lower average interest rates.

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

The Company calculates MFFO by further adjusting FFO for the exclusion of amortization of finance ground lease assets, amortization of favorable and unfavorable operating leases, net and non-cash straight-line operating ground lease expense, as these expenses do not reflect the underlying performance of the related hotels. The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance. In addition, MFFO is a component of a key compensation measure of operational performance within the 2025 Incentive Plan. Effective January 1, 2026, in calculating MFFO, the Company expects to exclude share-based compensation expense, as it represents a non-cash transaction, consistent with the MFFO presentation of the majority of other public lodging REITs. For the year ended December 31, 2025, the expense recorded for share-based compensation totaled $7.7 million.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Net income	$175,364	$214,064	$177,489
Depreciation of real estate owned	189,589	187,555	180,185
Gain on sale of real estate	(13,116)	(19,744)	-
Impairment of depreciable real estate	5,724	3,055	5,644
Funds from operations	357,561	384,930	363,318
Amortization of finance ground lease assets	3,038	3,038	3,038
Amortization of favorable and unfavorable operating leases, net	408	408	383
Non-cash straight-line operating ground lease expense	126	135	145
Modified funds from operations	$361,133	$388,511	$366,884

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

The Company further excludes actual corporate-level general and administrative expense for the Company as well as Adjusted EBITDAre from the non-hotel property (the New York Property) from Adjusted EBITDAre (Adjusted Hotel EBITDA) to isolate property-level operational performance over which the Company’s hotel operators have direct control. The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance and it is used by management to measure the performance of the Company’s hotels and effectiveness of the operators of the hotels. In addition, Adjusted EBITDAre and Adjusted Hotel EBITDA are both components of key compensation measures of operational performance within the 2025 Incentive Plan. Effective January 1, 2026, in calculating Adjusted EBITDAre, the Company expects to exclude share-based compensation expense, as it represents a non-cash transaction and the add back to net income is consistent with the calculation of Adjusted EBITDA for the Company’s financial covenant ratios under its credit facilities and consistent with the presentation of Adjusted EBITDA for the majority of other public lodging REITs. For the year ended December 31, 2025, the expense recorded for share-based compensation totaled $7.7 million.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Net income	$175,364	$214,064	$177,489
Depreciation and amortization	192,627	190,603	183,242
Amortization of favorable and unfavorable operating leases, net	408	408	383
Interest and other expense, net	81,481	77,748	68,857
Income tax expense	959	947	1,135
EBITDA	450,839	483,770	431,106
Gain on sale of real estate	(13,116)	(19,744)	-
Impairment of depreciable real estate	5,724	3,055	5,644
EBITDAre	443,447	467,081	436,750
Non-cash straight-line operating ground lease expense	126	135	145
Adjusted EBITDAre	443,573	467,216	436,895
General and administrative expense	32,293	42,542	47,401
Adjusted EBITDAre from non-hotel property (1)	659	(214)	(2,404)
Adjusted Hotel EBITDA	$476,525	$509,544	$481,892

(1)
Non-hotel property consists of the results of the New York Property that was leased to a third-party hotel operator before possession was recovered and operations reinstated through a third-party manager on April 4, 2025. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA beginning with the second half of 2023 through the first quarter of 2025.

Hotels Owned

As of December 31, 2025, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in 37 states and the District of Columbia. See “Management and Franchise Agreements” in Part I, Item 1, Business, appearing elsewhere in this Annual Report on Form 10-K, for a table summarizing the number of hotels and guest rooms by brand. Refer to Part I, Item 2, of this Annual

Report on Form 10-K for tables summarizing the number of hotels and guest rooms by state, and summarizing the location, brand, manager, date acquired or completed and number of guest rooms for each of the 217 hotels the Company owned as of December 31, 2025.

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

As of December 31, 2025, the Company had approximately $1.5 billion of total outstanding debt consisting of $184.3 million of mortgage debt and $1.4 billion outstanding under its credit facilities, excluding unamortized debt issuance costs and fair value adjustments. As of December 31, 2025, the Company had available corporate cash on hand of approximately $8.5 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $586.9 million after taking a $2.1 million letter of credit into account.

The credit agreements governing the unsecured credit facilities contain customary affirmative and negative covenants and events of default. The covenants include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of December 31, 2025.

On July 24, 2025, the Company entered into a new term loan facility with a principal amount of $385 million and a maturity date of July 31, 2030. At closing, the Company repaid all amounts outstanding under an existing $225 million term loan facility with proceeds from the $385 million term loan facility, resulting in an additional $160 million funded at closing, which was used to repay the balance outstanding under the Revolving Credit Facility and for general corporate purposes. The outstanding principal under the $385 million term loan facility bears interest at an annual variable rate equal to a term SOFR, depending on the interest period options elected by the Company, plus a margin ranging from 1.35% to 2.20%, based on the Company’s leverage ratio as calculated under the terms of the credit agreement. Historically, the Company has elected to pay interest monthly at an annual rate equal to the one-month SOFR plus the applicable margin.

See Note 4, titled “Debt” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for a description of the Company’s debt instruments as of December 31, 2025 and a summary of the financial and restrictive covenants as defined in the credit agreements.

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under the ATM Program under the Company’s current shelf registration statement. During the years ended December 31, 2025 and 2024, the Company did not sell any common shares under the ATM Program, and no common shares were sold during the year ended December 31, 2024 under the previous $300 million at-the-market offering program, which was terminated in February 2024 in connection with the commencement of the current ATM Program. As of December 31, 2025, approximately $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. Distributions paid for the years ended December 31, 2025, 2024 and 2023 were $1.01, $1.01 and $1.04 per common share, respectively, for a total of approximately $240.4 million, $243.7 million and $238.3 million, respectively. Over this three-year period, distributions paid consisted of a regular monthly cash distribution rate of $0.08 per common share as well as special cash distributions of $0.05, $0.05 and $0.08 per common share, paid in January of 2025, 2024 and 2023, respectively, that were approved by the Board of Directors in each preceding December. No special distribution was declared in December 2025 for payment in January 2026.

The Company’s current annual distribution rate, payable monthly, is $0.96 per common share. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. While management currently expects monthly cash distributions to continue at $0.08 per common share, any distribution will be subject to approval of the Company’s Board of Directors, and there can be no assurance of the classification, timing or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company or to the extent required to maintain the Company’s REIT status. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a REIT. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2025, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $262.6 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 4.6 million of its common shares at a weighted-average market purchase price of approximately $12.55 per common share for an aggregate purchase price, including commissions, of approximately $58.3 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2025, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan and management agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishing of furniture, fixtures, and equipment at the applicable hotels, based on a percentage of the hotel’s gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to those hotels. As of December 31, 2025, the Company held approximately $28.0 million in reserves related to these properties. During 2025, the Company invested approximately $88.2 million in capital expenditures. The Company anticipates spending approximately $80 million to $90 million during 2026, which includes various comprehensive renovation projects for approximately 21 properties, however, inflationary pressures, supply chain shortages or tariffs, among other issues, may result in increased costs and delays for anticipated projects.

During the third quarter of 2025, the Company entered into a contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively.

Upcoming Debt Maturities and Debt Service Payments

As of December 31, 2025, the Company had approximately $335.4 million of principal and interest payments due on its debt over the next 12 months. Included in this total is a $19.6 million mortgage that matures in the second quarter of 2026, a $51.6 million mortgage covering three properties that matures in the fourth quarter of 2026, a $61.0 million Revolving Credit Facility balance at December 31, 2025, and a $130.0 million unsecured term loan, both of which mature in the third quarter of 2026. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using one or a combination of any of the following: funds from operations, borrowings under its Revolving Credit Facility, proceeds from new financing, available credit extensions under its unsecured credit facilities or by refinancing the maturing debt. The Company may also pursue amendments with its lenders to extend the maturity date of any expiring loans. Both the $130 million term loan facility and the Revolving Credit Facility mature on July 25, 2026, but they can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise both of these extensions, however, it plans to pursue refinancing of the maturing debt.

Interest expense related to the Company’s unsecured credit facilities over the next 12 months is expected to be similar to or slightly less than the previous 12 months, with similar borrowings and slightly lower average interest rates. The average proportion of variable-rate debt that is fixed by interest rate swaps is expected to be lower over the next 12 months compared to the year ended December 31, 2025. The Company had three interest rate swaps in effect on $150.0 million of variable-rate debt mature during the second quarter of 2025, partially offset as the Company entered into two new interest rate swaps in effect on $100.0 million of variable-rate debt during the third quarter of 2025, but at higher fixed rates than the swap agreements that expired. In 2026, the Company has two interest rate swaps in effect on $200.0 million of variable-rate debt that will mature. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to generally be at higher rates than the expiring swap agreements. See Note 4 titled “Debt” and Note 5 titled “Fair Value of Financial Instruments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for more detail regarding future maturities of the Company’s debt instruments and interest rate swap agreements as of December 31, 2025.

Hotel Purchase Contract Commitments

As of December 31, 2025, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of December 31, 2025, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

As mentioned in the “Capital Improvements” section above, during the third quarter of 2025, the Company entered into a contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. See Note 13, titled “Contract Commitments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for more detail regarding this development project.

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2025, the Company had 14 properties subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 13 to 93 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years. As of December 31, 2025, the Company had total remaining minimum lease payments of $268.7 million, including $7.4 million due in the next year. Refer to Note 10, titled “Lease Commitments” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K for additional details.

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

Management and Franchise Agreements

Each of the Company’s 217 hotels owned as of December 31, 2025 is operated and managed under separate management agreements with one of 16 hotel management companies, none of which are affiliated with the Company. As of December 31, 2025, nine of the Company’s hotels are managed by affiliates of Marriott. The remainder of the Company’s hotels are managed by companies that are not affiliated with Marriott, Hilton or Hyatt, and, as a result, those branded hotels they manage are required to obtain separate franchise agreements with each respective franchisor.

The Company continually evaluates the performance of each property and may transfer management responsibilities to a different third-party manager to improve operational efficiency and maximize asset value. In markets or regions where the Company owns multiple properties, it may consolidate hotels under specific third-party managers to leverage regional expertise, gain operating efficiencies, and enhance overall portfolio performance. In 2025, the Company transitioned the management responsibilities for nine hotels to different third-party management companies with which it already had existing management agreements for other properties. In January 2026, the Company transitioned the nine hotels managed by affiliates of Marriott, as of December 31, 2025, to separate management companies that are not affiliated with Marriott, Hilton or Hyatt.

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

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and regional scale. Although management believes the Company has adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

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

Investment Policy

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable asset sales and other information which is subjective in nature, including comparable land sales as well as industry and Company data regarding building and furniture, fixtures and equipment costs, including adjustments for estimated depreciation based on the age of the property acquired and time since its most recent renovation. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled two properties, for a combined purchase price of approximately $117.0 million for the year ended December 31, 2025 and two properties for a combined purchase price of approximately $196.3 million for the year ended December 31, 2024.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be disposed of before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs quarterly recoverability analyses by comparing each property’s net book value to its estimated operating income based on assumptions and estimates about the property’s future revenues, expenses and capital expenditures after disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on two properties recorded in 2025, three properties recorded in 2024 and two properties recorded in 2023 totaling approximately $5.7 million, $3.1 million and $5.6 million, respectively, as discussed in Note 3, titled “Dispositions” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K.

New Accounting Standards

See Note 1, titled “Organization and Summary of Significant Accounting Policies” of the Consolidated Financial Statements and Notes thereto in Part II, Item 8, in this Annual Report on Form 10-K, for information on the anticipated adoption of recently issued accounting standards.

Subsequent Events

On January 15, 2026, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of December 31, 2025.

On January 20, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution was paid on February 17, 2026, to shareholders of record as of January 30, 2026.

On February 17, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 16, 2026, to shareholders of record as of February 27, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2025, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate term debt that is not fixed by interest rate swaps. As of December 31, 2025, after giving effect to interest rate swaps, as described below, approximately $551.0 million, or approximately 36% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2025, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $5.5 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of December 31, 2025, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $61.0 million in borrowings outstanding under its Revolving Credit Facility and $1.2 billion of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of December 31, 2025, the Company had 11 interest rate swap agreements that effectively fix the interest payments on approximately $685.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from May 2026 to December 2029. Under the terms of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR with nine out of eleven swaps also including an additional 0.10% SOFR spread adjustment. See Note 5, titled “Fair Value of Financial Instruments” in Part II, Item 8, of the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, for a description of the Company’s interest rate swaps as of December 31, 2025.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at December 31, 2025. All dollar amounts are in thousands.

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$265,649	$278,602	$334,066	$162,294	$460,016	$44,638	$1,545,265	$1,527,828
Average interest rates (1)	4.7%	4.7%	4.6%	4.6%	4.6%	3.7%

Variable-rate debt:
Maturities	$191,000	$275,000	$300,000	$85,000	$385,000	$-	$1,236,000	$1,237,272
Average interest rates (1)	4.9%	4.9%	4.8%	4.9%	5.0%	n/a

Fixed-rate debt:
Maturities	$74,649	$3,602	$34,066	$77,294	$75,016	$44,638	$309,265	$290,556
Average interest rates	4.0%	4.1%	4.1%	3.9%	3.6%	3.7%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 8. Financial Statements and Supplementary Data

Report of Management
on Internal Control over Financial Reporting

February 23, 2026

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Opinion on Internal Control Over Financial Reporting

We have audited Apple Hospitality REIT, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement Schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Apple Hospitality REIT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apple Hospitality REIT, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement Schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of investments in hotel properties for impairment

As discussed in Notes 1 and 2 to the consolidated financial statements, investment in real estate, net as of December 31, 2025, was $4,787.9 million, which primarily consists of investments in hotel properties. The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be disposed of before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

We identified the evaluation of investments in hotel properties for impairment as a critical audit matter. Identifying and evaluating the Company’s judgments about events or changes in circumstances that indicate the carrying amount of a hotel property may not be recoverable involved a high degree of auditor judgment. This included judgments regarding the likelihood that a property will be sold significantly before the end of its previously estimated useful life. Changes in this judgment could have a significant impact on the determination of whether the carrying amount of the investments in hotel properties may not be recoverable.

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

February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Apple Hospitality REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”) of Apple Hospitality REIT, Inc. (the Company). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Richmond, Virginia

February 22, 2024

Apple Hospitality REIT , Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	As of December 31,
	2025	2024

Assets
Investment in real estate, net of accumulated depreciation and amortization of $1,972,264 and $1,821,344, respectively	$4,787,864	$4,820,748
Assets held for sale	-	17,015
Cash and cash equivalents	8,515	10,253
Restricted cash-furniture, fixtures and other escrows	30,903	33,814
Due from third party managers, net	32,952	34,522
Other assets, net	41,944	53,568
Total Assets	$4,902,178	$4,969,920

Liabilities
Debt, net	$1,538,584	$1,471,452
Finance lease liabilities	111,094	111,585
Accounts payable and other liabilities	103,905	121,024
Total Liabilities	1,753,583	1,704,061

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 235,635,813 and 239,765,905 shares, respectively	4,719,900	4,771,005
Accumulated other comprehensive income	2,251	15,587
Accumulated distributions greater than net income	(1,573,556)	(1,520,733)
Total Shareholders’ Equity	3,148,595	3,265,859

Total Liabilities and Shareholders’ Equity	$4,902,178	$4,969,920

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Room	$1,278,423	$1,298,525	$1,226,159
Food and beverage	65,676	65,804	56,968
Other	68,287	67,139	60,673
Total revenue	1,412,386	1,431,468	1,343,800

Expenses:
Hotel operating expense:
Operating	361,994	357,352	332,714
Hotel administrative	125,943	123,086	114,071
Sales and marketing	127,031	126,938	117,538
Utilities	51,434	50,065	47,422
Repair and maintenance	71,313	69,697	65,412
Franchise fees	62,550	64,017	59,315
Management fees	47,057	46,716	44,253
Total hotel operating expense	847,322	837,871	780,725
Property taxes, insurance and other	89,732	84,382	79,307
General and administrative	32,293	42,542	47,401
Impairment of depreciable real estate	5,724	3,055	5,644
Depreciation and amortization	192,627	190,603	183,242
Total expense	1,167,698	1,158,453	1,096,319

Gain on sale of real estate	13,116	19,744	-

Operating income	257,804	292,759	247,481

Interest and other expense, net	(81,481)	(77,748)	(68,857)

Income before income taxes	176,323	215,011	178,624

Income tax expense	(959)	(947)	(1,135)

Net income	$175,364	$214,064	$177,489

Other comprehensive loss:
Interest rate derivatives	(13,336)	(4,817)	(16,477)

Comprehensive income	$162,028	$209,247	$161,012

Basic and diluted net income per common share	$0.74	$0.89	$0.77

Weighted average common shares outstanding - basic and diluted	237,789	241,258	229,329

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

			Accumulated	Accumulated
	Common Stock		Other	Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total
Balance at December 31, 2022	228,645	$4,577,022	$36,881	$(1,435,508)	$3,178,395
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	525	8,772	-	-	8,772
Issuance of common shares, net	12,826	215,890	-	-	215,890
Common shares repurchased	(480)	(6,880)	-	-	(6,880)
Interest rate derivatives	-	-	(16,477)	-	(16,477)
Net income	-	-	-	177,489	177,489
Distributions declared to shareholders ($1.01 per share)	-	-	-	(233,208)	(233,208)
Balance at December 31, 2023	241,516	4,794,804	20,404	(1,491,227)	3,323,981
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	695	11,370	-	-	11,370
Equity issuance costs	-	(517)	-	-	(517)
Common shares repurchased	(2,445)	(34,652)	-	-	(34,652)
Interest rate derivatives	-	-	(4,817)	-	(4,817)
Net income	-	-	-	214,064	214,064
Distributions declared to shareholders ($1.01 per share)	-	-	-	(243,570)	(243,570)
Balance at December 31, 2024	239,766	4,771,005	15,587	(1,520,733)	3,265,859
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	512	7,724	-	-	7,724
Equity issuance costs	-	(542)	-	-	(542)
Common shares repurchased	(4,642)	(58,287)	-	-	(58,287)
Interest rate derivatives	-	-	(13,336)	-	(13,336)
Net income	-	-	-	175,364	175,364
Distributions declared to shareholders ($0.96 per share)	-	-	-	(228,187)	(228,187)
Balance at December 31, 2025	235,636	$4,719,900	$2,251	$(1,573,556)	$3,148,595

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December, 31
	2025	2024	2023
Cash flows from operating activities:
Net income	$175,364	$214,064	$177,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,627	190,603	183,242
Impairment of depreciable real estate	5,724	3,055	5,644
Gain on sale of real estate	(13,116)	(19,744)	-
Other non-cash expenses, net	6,980	8,361	8,708
Changes in operating assets and liabilities:
Decrease in due from third party managers, net	1,558	1,351	7,098
Decrease (increase) in other assets, net	882	1,634	(6,088)
Increase in accounts payable and other liabilities	203	6,026	22,951
Net cash provided by operating activities	370,222	405,350	399,044

Cash flows from investing activities:
Acquisition of hotel properties, net	(116,634)	(197,364)	(291,388)
Disbursements for potential acquisitions, net	(3,411)	(349)	(1,177)
Capital improvements	(87,411)	(80,340)	(72,066)
Net proceeds from sale of real estate	72,075	62,343	-
Net cash used in investing activities	(135,381)	(215,710)	(364,631)

Cash flows from financing activities:
Net (disbursements) proceeds related to issuance of common shares	(504)	(483)	215,923
Repurchases of common shares	(58,287)	(34,652)	(6,880)
Common shares surrendered to satisfy employee withholding requirements	(4,519)	(7,794)	(8,008)
Distributions paid to common shareholders	(240,425)	(243,722)	(238,283)
Proceeds from revolving credit facility	234,000	407,900	385,000
Payments on revolving credit facility	(255,500)	(325,400)	(385,000)
Proceeds from term loans and senior notes	385,000	45,000	50,000
Payments on term loans and senior notes	(225,000)	-	-
Payments of mortgage debt and other loans	(70,035)	(28,702)	(46,213)
Principal payments on finance leases	(703)	(515)	(340)
Financing costs	(3,517)	(823)	(506)
Net cash used in financing activities	(239,490)	(189,191)	(34,307)

Net change in cash, cash equivalents and restricted cash	(4,649)	449	106

Cash, cash equivalents and restricted cash, beginning of period	44,067	43,618	43,512

Cash, cash equivalents and restricted cash, end of period	$39,418	$44,067	$43,618

Supplemental cash flow information:
Interest paid, net	$79,758	$75,559	$67,835
Income taxes paid	$1,038	$876	$1,293

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$18,851	$31,170	$31,397
Accrued capital expenditures	$14,577	$13,738	$15,816

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$10,253	$10,287	$4,077
Restricted cash-furniture, fixtures and other escrows, beginning of period	33,814	33,331	$39,435
Cash, cash equivalents and restricted cash, beginning of period	$44,067	$43,618	$43,512

Cash and cash equivalents, end of period	$8,515	$10,253	$10,287
Restricted cash-furniture, fixtures and other escrows, end of period	30,903	33,814	33,331
Cash, cash equivalents and restricted cash, end of period	$39,418	$44,067	$43,618

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities; therefore, the Company does not consolidate the entities. As of December 31, 2025, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in 37 states and the District of Columbia (“D.C.”). All information related to the number of guest rooms included in these notes to the consolidated financial statements and Schedule III - Real Estate and Accumulated Depreciation and Amortization listed in the Index at Item 15 has not been audited. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

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

Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, and assumed debt based on the evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable asset sales and other information which is subjective in nature, including comparable land sales as well as industry and Company data regarding building and furniture, fixtures and equipment costs, including adjustments for estimated depreciation based on the age of the property acquired and time since its most recent renovation. The Company has not assigned any value to management contracts and franchise agreements as such contracts are generally at current market rates based on the remaining terms of the contracts and any other value attributable to these contracts is not considered material. Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions and other related costs, being capitalized as part of the cost of the assets acquired, instead of accounted for separately as expenses in the period that they are incurred.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be disposed of before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The Company performs quarterly recoverability analyses by comparing each property’s net book value to its estimated operating income based on assumptions and estimates about the property’s future revenues, expenses and capital expenditures after disruptive events such as renovations or newly opened hotels in the same market. The Company’s planned initial hold period for each property is generally 39 years. If events or circumstances change, such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable, and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. The Company’s ongoing analyses and annual recoverability analyses have identified impairment losses on two properties recorded in 2025, three properties recorded in 2024 and two properties recorded in 2023 totaling approximately $5.7 million, $3.1 million and $5.6 million, respectively, as discussed in Note 3.

Assets Held for Sale

The Company classifies assets as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant contingencies exist which could prevent the transaction from being completed in a timely manner, and the sale is expected to close within one year. If these criteria are met, the Company will cease recording depreciation and amortization and will record an impairment charge if the fair value less costs to sell is less than the carrying amount of the disposal group. The Company will generally classify the impairment charge, together with the related operating results, as continuing operations in the Company’s consolidated statements of operations and classify the assets and related liabilities as held for sale in the Company’s consolidated balance sheets. If the Company’s plan of sale changes and the Company subsequently decides not to sell a property that is classified as held for sale, the property will be reclassified as held and used in the period the change occurs. As of December 31, 2025, the Company did not have any hotels classified as held for sale. As of December 31, 2024, the Company had two hotels classified as held for sale, which were sold to unrelated parties in the first quarter of 2025.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive loss, which is comprised of unrealized gains or losses resulting from hedging activity.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted net income per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. The Company does not have any potential common shares that were dilutive and outstanding for the year ended December 31, 2025. Basic and diluted net income per common share were the same for each of the periods presented.

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

The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements. As of December 31, 2025, the tax years that remain subject to examination by major tax jurisdictions generally include 2022-2025. The Company evaluates whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has reviewed its tax positions for open tax years and has concluded no provision for income taxes for uncertain tax positions is required in the Company’s consolidated financial statements as of December 31, 2025 and 2024. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expense.

The Company has and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Code, for the exchange of like-kind property to defer taxable gains on the sale of real estate properties (“1031 Exchange”).

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

Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU only impacted disclosures with no impact on the Company’s consolidated financial statements. See Note 11 for the Company’s income tax disclosures in accordance with the adoption of this ASU.

Accounting Standards Recently Issued

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which focuses on improving the disclosures about a public business entity’s amounts and types of expenses. The update mandates that an entity disclose the amounts of specific natural expense categories—such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion—within relevant expense captions presented on the face of the income statement. Additionally, an entity must disclose qualitative descriptions of the composition of any remaining expense not separately disaggregated and disclose the total amount of selling expenses, and in annual reporting periods, its definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2027 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2025, the Company has not adopted this ASU and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Land	$841,027	$839,187
Building and improvements	5,137,909	5,064,866
Furniture, fixtures and equipment	649,910	610,062
Finance ground lease assets	102,084	102,084
Franchise fees	29,198	25,893
	6,760,128	6,642,092
Less accumulated depreciation and amortization	(1,972,264)	(1,821,344)
Investment in real estate, net	$4,787,864	$4,820,748

As of December 31, 2025, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in 37 states and the District of Columbia. Included in the Company’s hotel and guest room counts as of December 31, 2025 is its independent boutique hotel in New York, New York (the “New York Property”). On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator's failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company.

The Company leases all of its 217 hotels to a wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under master hotel lease agreements.

2025 and 2024 Acquisitions

During the year ended December 31, 2025, the Company acquired two hotels. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Guest Rooms	Gross Purchase Price
Tampa	FL	Homewood Suites	HHM	6/10/2025	126	$18,800
Nashville	TN	Motto	Chartwell	12/19/2025	260	98,183
					386	$116,983

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

In 2025, the Company utilized available cash, proceeds from the sales of properties, which included proceeds from two separate 1031 Exchanges, and borrowings under its unsecured credit facilities to purchase the Tampa, Florida and Nashville, Tennessee hotels. In 2024, the Company utilized proceeds from the sale of hotels and borrowings under its Revolving Credit Facility (as defined below) to purchase the Washington, D.C. and Madison, Wisconsin hotels. The acquisitions of these properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired. For the two hotels acquired during 2025, the amount of revenue and operating loss included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2025 were approximately $2.6 million and $0.2 million, respectively. For the two hotels acquired during 2024, the amount of revenue and operating income included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2024 were approximately $24.7 million and $4.7 million, respectively.

Note 3

Dispositions

2025 Dispositions

During the year ended December 31, 2025, the Company sold seven hotels to five unrelated parties for a combined gross sales price of approximately $73.3 million, resulting in a combined gain on the sales of approximately $13.1 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the year ended December 31, 2025. The seven hotels had a total carrying value of approximately $58.9 million at their respective times of sale. The following table lists the seven hotels sold in 2025:

City	State	Brand	Date Sold	Guest Rooms
Chattanooga	TN	Homewood Suites	2/12/2025	76
Indianapolis	IN	SpringHill Suites	3/19/2025	130
Houston	TX	Marriott	8/18/2025	206
Clovis	CA	Hampton	11/5/2025	86
Clovis	CA	Homewood Suites	11/5/2025	83
Cedar Rapids	IA	Hampton	11/25/2025	103
Cedar Rapids	IA	Homewood Suites	11/25/2025	95
Total				779

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

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $(3.7) million, $0.4 million and $(2.5) million for the years ended December 31, 2025, 2024 and 2023, respectively, relating to the results of operations of the 13 hotels discussed above (the seven hotels sold in 2025 and the six hotels sold in 2024) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore the operating results for the period of ownership of these properties are included in income from continuing operations for the three years ended December 31, 2025, as applicable. A portion of the proceeds from the sale of the hotel in March 2025 was used to complete a 1031 Exchange for the acquisition of the Homewood Suites in Tampa, Florida, as discussed above in Note 2, which resulted in the deferral of taxable gains of approximately $2.4 million. Similarly, a portion of the proceeds from the sale of two hotels in the fourth quarter was used to complete a 1031 Exchange for the acquisition of the Motto in Nashville, Tennessee, as discussed above in Note 2, which resulted in the deferral of taxable gains of approximately $4.0 million. A portion of the proceeds from the sale of the two hotels in February 2024 was used to complete a 1031 Exchange, for the acquisition of the AC Hotel in Washington, D.C., as discussed above in Note 2, which resulted in the deferral of taxable gains of $15.1 million. The net proceeds from the sales of the remaining four hotels in 2025 and the remaining four hotels in 2024 were used for share repurchases and other general corporate purposes.

Impairment of Depreciable Real Estate

During the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment losses totaling approximately $5.7 million, $3.1 million and $5.6 million, respectively.

During the third quarter of 2025, the Company identified indicators of impairment at two properties. The properties were identified for potential sale in August 2025, and the Company entered into a purchase and sale agreement with an unrelated party for the sale of the hotels for an aggregate gross sales price of $16.1 million. As a result, the Company recognized a total impairment loss of approximately $5.7 million for these properties in the third quarter of 2025, to adjust the carrying values of the hotels to their respective estimated fair values less costs to sell, which were based on the contracted sales prices, Level 2 inputs under the fair value hierarchy. The Company completed the sale of the hotels in the fourth quarter of 2025.

During the third and fourth quarters of 2024, the Company identified indicators of impairment at three properties, resulting in a combined loss on impairment for the year ended December 31, 2024 of $3.1 million. The three properties were separately identified for potential sale in either the third or fourth quarters of 2024, and the Company entered into separate purchase and sale agreements with separate unrelated parties for the sale of the hotels for a combined gross sales price of $21.7 million. As a result, the Company recognized impairment losses of approximately $2.9 million in the third quarter of 2024 and $0.2 million in the fourth quarter of 2024, for these properties to adjust the carrying value of these hotels to their estimated fair values less costs to sell, which were based on the contracted sales prices, Level 2 inputs under the fair value hierarchy. The Company completed the sale of one of these hotels in November 2024 and another in December 2024. For the third hotel impaired in 2024, the Company completed the sale in February 2025, therefore, the hotel was classified as assets held for sale on the Company’s consolidated balance sheet at December 31, 2024.

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

Note 4

Debt

Summary

As of December 31, 2025 and 2024, the Company’s debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Revolving credit facility	$61,000	$82,500
Term loans and senior notes, net	1,293,841	1,135,175
Mortgage debt, net	183,743	253,777
Debt, net	$1,538,584	$1,471,452

The aggregate amounts of principal payable under the Company’s total debt obligations as of December 31, 2025 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the five years subsequent to December 31, 2025 and thereafter are as follows (in thousands):

2026	$265,649
2027	278,602
2028	334,066
2029	162,294
2030	460,016
Thereafter	44,638
1,545,265
Unamortized debt issuance costs	(6,681)
Total	$1,538,584

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual Secured Overnight Financing Rate (“SOFR”) for a one-month term (“one-month SOFR”) with nine out of the eleven swaps also including an additional 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect at December 31, 2025 and 2024, is set forth below. All dollar amounts are in thousands.

	December 31, 2025	Percentage	December 31, 2024	Percentage
Fixed-rate debt (1)	$994,265	64%	$1,114,300	75%
Variable-rate debt	551,000	36%	362,500	25%
Total	$1,545,265		$1,476,800
Weighted-average interest rate of debt	4.70%		4.71%

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

Subject to certain conditions, including covenant compliance and payment of additional fees, the Revolving Credit Facility maturity date may be extended up to one year. The credit agreement for the $1.2 billion credit facility contains customary affirmative and negative covenants (as described below), restrictions on certain investments and events of default. The Company may make voluntary prepayments, in whole or in part, at any time. Interest on the $1.2 billion credit facility, subject to certain exceptions, is generally payable monthly, with interest rates that have historically been equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.25%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. As of December 31, 2025, the Company had availability of $586.9 million under its Revolving Credit Facility after taking a $2.1 million letter of credit into account. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter.

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

$385 Million Term Loan Facility

On July 24, 2025, the Company entered into a new term loan facility with a principal amount of $385 million and a maturity date of July 31, 2030 (the “$385 million term loan facility”). At closing, the Company repaid all amounts outstanding under the $225 million term loan facility with proceeds from the $385 million term loan facility, resulting in an additional $160 million funded at closing, which was used to repay the balance outstanding under the Revolving Credit Facility and for general corporate purposes. The outstanding principal under the $385 million term loan facility bears interest at an annual variable rate equal to a term SOFR, depending on the interest period options elected by the Company, plus a margin ranging from 1.35% to 2.20%, based on the Company’s leverage ratio as calculated under the terms of the credit agreement. Historically, the Company has elected to pay interest monthly at an annual rate equal to the one-month SOFR plus the applicable margin. The credit agreement for the $385 million term loan facility contains customary affirmative and negative covenants, restrictions on certain investments and customary events of default, which are the same terms as those under the previous credit agreement for the $225 million term loan facility. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions.

$130 Million Term Loan Facility

On July 25, 2017, the Company entered into an unsecured $85 million term loan facility with an initial maturity date of July 25, 2024, consisting of one term loan (the “2017 $85 million term loan facility”) that was funded at closing. Interest payments on the 2017 $85 million term loan facility were due monthly, and the interest rate, subject to certain exceptions, was equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.30% to 2.10%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. On July 17, 2024, the Company amended the 2017 $85 million term loan facility, which increased the amount of the term loan facility to $130 million, with the additional $45 million funded at closing (the "$130 million term loan facility"), and extended the maturity date to July 25, 2026. Interest on the $130 million term loan facility, subject to certain exceptions, is generally payable monthly, with interest rates that have historically been equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.35% to 2.20%, depending on the Company’s leverage ratio, as calculated under the terms of the amended credit agreement. Subject to certain conditions, including covenant compliance and payment of additional fees, the maturity date of the $130 million term loan facility may be extended by the Company to July 25, 2027. The credit agreement for the $130 million term loan facility contains customary affirmative and negative covenants, restrictions on certain investments and customary events of default. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions.

$85 Million Term Loan Facility

On December 31, 2019, the Company entered into an unsecured $85 million term loan facility with a maturity date of December 31, 2029, consisting of one term loan funded at closing (the “$85 million term loan facility”). Interest on the $85 million term loan facility, subject to certain exceptions, is generally payable monthly, with interest rates that have historically been equal to an annual rate of the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin ranging from 1.70% to 2.55%, depending upon the Company’s leverage ratio, as calculated under the terms of the credit agreement. The credit agreement for the $85 million term loan facility contains customary affirmative and negative covenants, restrictions on certain investments and customary events of default. The Company may make voluntary prepayments, in whole or in part, subject to certain conditions.

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

As of December 31, 2025 and 2024, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

				Outstanding Balance
	Interest Rate	Maturity Date		December 31, 2025	December 31, 2024
Revolving credit facility (1)	SOFR + 0.10% + 1.40% to 2.25%	7/25/2026	(2)	$61,000	$82,500

Term loans and senior notes
$275 million term loan	SOFR + 0.10% + 1.35% to 2.20%	7/25/2027		275,000	275,000
$300 million term loan	SOFR + 0.10% + 1.35% to 2.20%	1/31/2028		300,000	300,000
$50 million term loan	SOFR + 0.10% + 1.35% to 2.20%	8/2/2025	(3)	-	50,000
$175 million term loan	SOFR + 0.10% + 1.65% to 2.50%	8/2/2025	(3)	-	175,000
$385 million term loan	SOFR + 1.35% to 2.20%	7/31/2030		385,000	-
$130 million term loan	SOFR + 0.10% + 1.35% to 2.20%	7/25/2026	(4)	130,000	130,000
$85 million term loan	SOFR + 0.10% + 1.70% to 2.55%	12/31/2029		85,000	85,000
$50 million senior notes	3.60% to 4.35%	3/31/2030		50,000	50,000
$75 million senior notes	4.88% to 5.63%	6/2/2029		75,000	75,000
Term loans and senior notes at stated value				1,300,000	1,140,000
Unamortized debt issuance costs				(6,159)	(4,825)
Term loans and senior notes, net				1,293,841	1,135,175

Credit facilities, net (1)				$1,354,841	$1,217,675
Weighted-average interest rate (5)				4.83%	4.88%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility totaling approximately $0.8 million and $2.1 million as of December 31, 2025 and December 31, 2024, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
The Revolving Credit Facility matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension, however, it plans to pursue refinancing of the maturing debt.
(3)
On July 24, 2025, the Company repaid all amounts outstanding under the $225 million term loan facility and entered into a new term loan facility with a principal amount of $385 million and a maturity date of July 31, 2030. See the "$385 Million Term Loan Facility" section above for details.
(4)
This loan matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension, however, it plans to pursue refinancing of the maturing debt.
(5)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $685.0 million and $735.0 million of the outstanding variable-rate debt as of December 31, 2025 and 2024, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR at December 31, 2025 and December 31, 2024 was 3.69% and 4.33%, respectively.

Credit Facilities Covenants

The credit agreements governing the unsecured credit facilities (collectively, the “credit agreements”) contain customary affirmative and negative covenants, restrictions on certain investments and events of default, including the following financial and restrictive covenants (capitalized terms not defined below are defined in the credit agreements):

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

The Company was in compliance with the applicable covenants at December 31, 2025.

Mortgage Debt

As of December 31, 2025, the Company had approximately $184.3 million in outstanding mortgage debt secured by 10 properties with maturity dates ranging from June 2026 to May 2038, and both stated interest rates and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any fair value adjustments or debt issuance costs as of December 31, 2025 and 2024 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate (1)	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of December 31, 2025	Outstanding balance as of December 31, 2024
Westford, MA	Residence Inn	4.28%	3/18/2015	4/11/2025	(2)	10,000	-	7,391
Denver, CO	Hilton Garden Inn	4.46%	9/1/2016	6/11/2025	(2)	34,118	-	26,229
Oceanside, CA	Courtyard	4.28%	9/1/2016	10/1/2025	(2)	13,655	-	11,381
Omaha, NE	Hilton Garden Inn	4.28%	9/1/2016	10/1/2025	(2)	22,681	-	18,904
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	(3)	24,000	19,601	20,156
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	(3)	25,564	18,839	19,698
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	(3)	25,473	18,772	19,628
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	(3)	18,963	13,975	14,611
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	22,498	23,385
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	12,272	12,756
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	13,174	13,509
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	13,174	13,509
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032		33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038		30,000	21,460	22,643
						$311,854	184,265	254,300
Unamortized fair value adjustment of assumed debt							-	192
Unamortized debt issuance costs							(522)	(715)
Total							$183,743	$253,777

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

The total fair value, net premium adjustment for all of the Company’s debt assumptions were amortized as a reduction to interest expense over the remaining term of the respective mortgages using a method approximating the effective interest rate method, and totaled approximately $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value net premium adjustment of assumed debt was fully amortized as of December 31, 2025.

Debt issuance costs related to the assumption or origination of debt are amortized over the period to maturity of the applicable debt instrument, as an addition to interest expense, and totaled approximately $3.9 million, $3.8 million and $3.6 million for the three years ended December 31, 2025, 2024 and 2023, respectively.

The Company’s interest expense in 2025, 2024 and 2023 is net of interest capitalized in conjunction with hotel renovations totaling approximately $1.6 million, $1.4 million and $1.5 million, respectively.

Note 5

Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of December 31, 2025, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. As of December 31, 2024, the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion and $1.4 billion, respectively. Both the carrying value and the estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR with nine out of the eleven swaps also including an additional 0.10% SOFR spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of December 31, 2025 and 2024. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at December 31, 2025	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	December 31, 2025	December 31, 2024
Active interest rate swaps designated as cash flow hedges at December 31, 2025:
$75,000	8/21/2019	5/18/2021	5/18/2026	1.29%	688	2,924
125,000	11/3/2023	11/3/2023	11/18/2026	4.51%	(1,061)	(860)
50,000	8/2/2024	8/2/2024	8/18/2027	3.63%	(196)	590
50,000	8/1/2024	8/5/2024	8/31/2027	3.84%	(373)	344
50,000	3/17/2023	3/20/2023	3/18/2028	3.50%	(133)	910
50,000	3/17/2023	3/20/2023	3/20/2028	3.49%	(144)	900
50,000	8/1/2024	8/5/2024	8/18/2028	3.75%	(491)	554
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	(114)	-
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	(117)	-
50,000	7/11/2024	7/18/2024	7/18/2029	3.96%	(890)	270
85,000	12/31/2019	12/31/2019	12/31/2029	1.87%	5,082	8,510
685,000					2,251	14,142

Matured interest rate swaps at December 31, 2025:
75,000	8/21/2019	5/18/2020	5/18/2025	1.26%	-	887
50,000	6/1/2018	1/31/2019	6/30/2025	2.88%	-	361
25,000	12/6/2018	1/31/2020	6/30/2025	2.74%	-	197
$150,000					-	1,445
					$2,251	$15,587

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of December 31, 2025, all 11 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $0.5 million of net unrealized gains included in accumulated other comprehensive income at December 31, 2025 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following tables present the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Loss
	2025	2024	2023
Interest rate derivatives in cash flow hedging relationships	$(5,318)	$15,200	$5,870

	Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	2025	2024	2023
Interest rate derivatives in cash flow hedging relationships	$8,018	$20,017	$22,347

Note 6

Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed as being at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (including the relationships discussed in this section) and are required to approve any significant modifications to the existing relationships, as well as any new significant related party transactions. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction. Below is a summary of the significant related party relationships in effect and transactions that occurred during each of the three years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office-related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the years ended December 31, 2025, 2024 and 2023 totaled approximately $1.4 million, $1.5 million and $1.2 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of December 31, 2025 and 2024, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.5 million for each year, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns an aircraft used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft may from time to time be leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity that is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during 2025, 2024 and 2023 were less than $0.1 million in each respective year and are included in general and administrative expenses in the Company’s consolidated statements of operations.

Note 7

Shareholders’ Equity

Distributions

For the three years ended December 31, 2025, 2024 and 2023, the Company paid distributions of $1.01, $1.01 and $1.04 per common share, respectively, for a total of approximately $240.4 million, $243.7 million and $238.3 million, respectively. Additionally, in December 2025, the Company declared a monthly cash distribution of $0.08 per common share, totaling $18.9 million, which was recorded as a payable as of December 31, 2025 and paid on January 15, 2026. For the year ended December 31, 2024, in addition to the regular monthly cash distribution of $0.08 per common share approved by the Board of Directors in December 2024, the Board of Directors approved a special one-time distribution of $0.05 per common share for a combined distribution of $0.13 per common share, totaling $31.2 million, which was recorded as a payable as of December 31, 2024 and paid in January 2025. These accrued distributions were included in accounts payable and other liabilities in the Company’s consolidated balance sheets at December 31, 2025 and 2024, respectively.

Issuance of Shares

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s current shelf registration statement. During the years ended December 31, 2025 and 2024, the Company did not sell any common shares under the ATM Program, and no common shares were sold during the year ended December 31, 2024 under the previous $300 million at-the-market offering program, which was terminated in February 2024 in connection with the commencement of the current ATM Program. As of December 31, 2025, approximately $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties.

Share Repurchases

In May 2025, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $262.6 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into and expects to continue to enter into written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 4.6 million of its common shares at a weighted-average market purchase price of approximately $12.55 per common share for an aggregate purchase price, including commissions, of approximately $58.3 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of December 31, 2025, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

Preferred Shares

No preferred shares of the Company are issued and outstanding. The Company’s amended and restated articles of incorporation authorize issuance of up to 30 million preferred shares.

Note 8

Compensation Plans

In March 2024, the Board of Directors adopted the Company’s 2024 Omnibus Incentive Plan (the “2024 Omnibus Plan”), and in May 2024, the Company’s shareholders approved the 2024 Omnibus Plan, terminating the 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”) with respect to any common shares that were not subject to any outstanding awards under the plan. Following its termination, no additional awards can be made under the 2014 Omnibus Plan, but the terms and conditions of any outstanding awards granted under the 2014 Omnibus Plan (which, as of December 31, 2025, consists of a remaining 75,962 fully vested deferred stock units from the Non-Employee Director Deferral Program) were not affected. Upon termination of the 2014 Omnibus Plan on May 23, 2024, approximately 1.1 million shares were subject to outstanding awards (which included an estimated number of common shares based on “target” performance with respect to February 2024 awards authorized under the 2014 Omnibus Plan in February 2024, which were outstanding but not yet earned under the 2014 Omnibus Plan).

The 2024 Omnibus Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards to any employee, officer, or director of the Company or an affiliate of the Company, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the 2024 Omnibus Plan is determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) to be in the best interests of the Company. The maximum number of the Company’s common shares available for issuance under the 2024 Omnibus Plan is 7.25 million. As of December 31, 2025, there were approximately 7.19 million common shares available for issuance under the 2024 Omnibus Plan.

The Company annually establishes an incentive plan for its executive management team, which is approved by the Compensation Committee. Under the incentive plan for 2025 (the “2025 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2025 performance measures, with one-half (50%) of incentive compensation based on operational metrics and performance goals and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target was based on shareholder return relative to a peer group and 25% was based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational metrics and performance goals, 75% of the operational performance target was based on the following metrics: Comparable Hotels RevPAR growth, Comparable Hotels Adjusted Hotel EBITDA margin, Adjusted EBITDAre and Modified Funds from Operations per share, equally weighted at 18.75% (non-GAAP financial measures are defined elsewhere within this Annual Report on Form 10-K). The remaining 25% of the operational performance target was based on an operational performance goal focused on the management of balance sheet maturities and allocation of capital to drive shareholder returns. As of December 31, 2025, the range of potential aggregate payouts under the 2025 Incentive Plan was $0 - $29.8 million. Based on performance during 2025, the Company accrued approximately $6.7 million as a liability for executive incentive compensation payments under the 2025 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2025 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2025. Additionally, approximately $1.2 million, which is subject to vesting on December 11, 2026, will be recognized proportionally throughout 2026. Approximately 25% of target awards under the 2025 Incentive Plan will be paid in cash, and 75% will be issued in common shares under the Company’s 2024 Omnibus Plan. The portion of awards under the 2025 Incentive Plan payable in common shares will be issued under the Company’s 2024 Omnibus Plan during the first quarter of 2026, approximately two-thirds of which will be unrestricted and one-third of which will be restricted and is subject to vesting on December 11, 2026.

Under the incentive plan for 2024 (the “2024 Incentive Plan”), the Company accrued approximately $15.0 million including $9.3 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of December 31, 2024 and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2024. Under the incentive plan for 2023 (the “2023 Incentive Plan”), the Company accrued approximately $20.9 million, including $14.8 million in share-based compensation as noted below, as a liability for executive incentive compensation payments, which was included in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2023.

Share-Based Compensation Awards

The following table sets forth information pertaining to the share-based compensation issued under the 2024 Incentive Plan, the 2023 Incentive Plan and the incentive plan for 2022 (the “2022 Incentive Plan”):

	2024 Incentive Plan		2023 Incentive Plan		2022 Incentive Plan
Period common shares issued	First Quarter 2025		First Quarter 2024		First Quarter 2023

Common shares earned under each incentive plan	766,601		1,110,664		935,189
Common shares surrendered on issuance date to satisfy tax withholding obligations	221,309		306,346		263,026
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	545,292		804,318		672,163
Average of the high and low stock price on issuance date	$14.48		$16.27		$16.70
Total share-based compensation earned, including the surrendered shares (in millions)	$11.1	(1)	$18.1	(2)	$15.6	(3)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	302,438		399,842		360,176
Of the total common shares earned and issued, total common shares restricted at time of issuance	242,854		404,476		311,987

Restricted common shares vesting date	December 12, 2025		December 13, 2024		December 8, 2023
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	102,615		170,970		134,085

(1)
Of the total 2024 share-based compensation, approximately $9.3 million was recognized as share-based compensation expense during the year ended December 31, 2024, and included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2024, and the remaining $1.8 million, which vested on December 12, 2025 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2025.
(2)
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
(3)
Of the total 2022 share-based compensation, approximately $2.6 million, which vested on December 8, 2023 and excludes any restricted shares forfeited or vested prior to that date, was recognized as share-based compensation expense during the year ended December 31, 2023.

Additionally, in conjunction with the appointment of five new officers of the Company on April 1, 2020, the Company issued to the new officer group a total of approximately 200,000 restricted common shares with an aggregate grant date fair value of approximately $1.8 million. For each grantee, the restricted shares vested on March 31, 2023. The expense associated with the awards was amortized over the 3-year vesting period. For the year ended December 31, 2023, the Company recognized approximately $0.1 million of share-based compensation expense related to these awards. Upon vesting on March 31, 2023, approximately 83,000 shares were surrendered to satisfy tax withholding obligations.

Non-Employee Director Deferral Program

In 2018, the Board of Directors adopted the Non-Employee Director Deferral Program (the “Director Deferral Program”) under the Omnibus Plan for the purpose of providing non-employee members of the Board of Directors the opportunity to elect to defer receipt of all or a portion of the annual retainer payable to them for their service on the Board of Directors, including amounts payable in both cash and fully vested shares of the Company’s common shares, in the form of deferred cash fees (“DCFs”) and/or deferred stock units (“DSUs”). DCFs and DSUs that are issued to the Company’s non-employee directors are fully vested and non-forfeitable on the grant date. The grant date fair values of DCFs are equal to the dollar value of the deferred fee on the grant date, while the grant date fair values of DSUs are equal to the fair market value of the Company’s common shares on the grant date. DCFs are settled for cash and DSUs are settled for shares of the Company’s common stock, which are deliverable upon either: i) termination of the director’s service from the Board of Directors, ii) a date previously elected by the director, or iii) the earlier of the two dates, as determined by the director at the time he or she makes the election. The deferred amounts will also be paid if prior to the date specified by the director, the Company experiences a change in control or upon the death of the director. During the years ended December 31, 2025, 2024 and 2023, non-employee directors participating in the Director Deferral Program deferred approximately $0.2 million, $0.1 million and $0.2 million, respectively, which is recorded as deferred compensation expense in general and administrative expenses in the Company’s consolidated statements of operations for the years then ended. On each quarterly deferral date (the date that a portion of the annual retainer would be paid), dividends earned on DSUs are credited to the deferral account in the form of additional DSUs based on dividends declared by the Company on its outstanding common shares during the quarter and the fair value of the common shares on such date. Outstanding DSUs at December 31, 2025 and 2024 were approximately 92,000 and 81,000, with weighted-average grant date fair value of $14.79 and $15.48, respectively, valued at approximately $1.4 million and $1.3 million, respectively, which is included in common stock, a component of shareholders’ equity in the Company’s consolidated balance sheets as of December 31, 2025 and 2024.

In 2024, the Director Deferral Program was amended and restated for the purpose of continuing the plan with respect to awards under the 2024 Omnibus Plan.

Note 9

Management and Franchise Agreements

Each of the Company’s 217 hotels owned as of December 31, 2025 is operated and managed under a separate management agreement with one of the following management companies or one of their affiliates, none of which are affiliated with the Company:

Manager	Number of Hotels
LBAM-Investor Group, LLC (“LBA”)	32
Dimension Hospitality, LLC (“Dimension”)	30
Crestline Hotels & Resorts, LLC (“Crestline”)	25
Raymond Management Company, Inc. (“Raymond”)	21
Hersha Hospitality Management L.P. (“HHM”)	19
Texas Western Management Partners, LP (“Western”)	16
North Central Hospitality, LLC (“North Central”)	14
MHH Management, LLC (“McKibbon”)	13
Newport Hospitality Group, Inc. (“Newport”)	10
InnVentures IVI, LP (“InnVentures”)(1)	9
Marriott International, Inc. (“Marriott”)	9
Chartwell Hospitality, LLC (“Chartwell”)	8
Concord Hospitality Enterprises Company, LLC (“Concord”)	4
White Lodging Services Corporation (“White Lodging”)	3
Highgate Hotels, L.P. ("Highgate")	2
Huntington Hotel Group, LP (“Huntington”)	2
Total	217

(1)
InnVentures is a subsidiary of Highgate.

The management agreements generally provide for initial terms of one to 30 years and are terminable by the Company for either failure to achieve performance thresholds, certain events of default, upon sale of the property or without cause. As of December 31, 2025, approximately 81% of the Company’s hotels operated under a variable management fee agreement, with an average initial term of approximately one to two years, which the Company believes better aligns incentives for each hotel manager to maximize each property’s performance than a base-plus-incentive management fee structure, as described below, which is more common throughout the industry. Under the variable fee structure, the management fee earned for each hotel is generally within a range of 2.5% to 3.5% of gross revenues. The performance measures are based on various financial and quality performance metrics. The Company’s remaining hotels operate under a management fee structure which generally includes the payment of base management fees and an opportunity for incentive management fees. Under this structure, base management fees are calculated as a percentage of gross revenues and the incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. In addition to the above, management fees for all of the Company’s hotels generally include accounting fees and other fees for centralized services, which are allocated among all of the hotels that receive the benefit of such services. For the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $47.1 million, $46.7 million and $44.3 million, respectively, in management fees.

Nine of the Company’s hotels are managed by affiliates of Marriott as of December 31, 2025; however, all of these hotels subsequently transitioned, in January 2026, to management companies not affiliated with Marriott, Hilton or Hyatt. The remainder of the Company’s hotels are also managed by companies that are not affiliated with Marriott, Hilton or Hyatt, and as a result, the branded hotels are required to obtain and maintain separate franchise agreements with each respective franchisor. The franchise agreements generally provide for initial terms of approximately 10 to 30 years and the Company has historically been able to renew the franchise agreements upon the expiration of the terms. The Company pays various fees under these agreements, including the payment of royalty fees, marketing fees, reservation fees, a communications support fee, brand loyalty program fees and other similar fees based on room revenues. For the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $62.6 million, $64.0 million and $59.3 million, respectively, in franchise royalty fees.

Note 10

Lease Commitments

The Company is the lessee on certain ground leases, hotel equipment leases and office space leases. As of December 31, 2025, the Company had 14 properties subject to ground leases and three parking lot ground leases with remaining terms ranging from approximately 13 to 93 years, excluding renewal options. Certain of its ground leases have options to extend beyond the initial lease term by periods ranging from five to 120 years.

Leases with durations greater than 12 months are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. The Company’s leases are classified as operating or finance leases. For leases with terms greater than 12 months, at inception of the lease the Company recognizes an ROU asset and lease liability at the estimated present value of the minimum lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Many of the Company’s leases include rental escalation clauses (including fixed scheduled rent increases) and renewal options that are factored into the determination of lease payments, when appropriate, which adjusts the present value of the remaining lease payments. The Company determines the present value of the lease payments utilizing interest rates implicit in the lease if determinable or, if not, it estimates its incremental borrowing rate from information available at lease commencement, such as estimates of rates the Company would pay for senior collateralized loans with terms similar to each lease.

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

Finance Leases

Five of the Company’s ground leases are classified as finance leases, for which the Company recorded ROU assets and lease liabilities. The ROU assets are recorded as finance ground lease assets within investment in real estate, net and the lease liabilities are recorded as finance lease liabilities in the Company’s consolidated balance sheet. In addition, the Company’s ROU asset balance includes intangible assets for below market ground leases and intangible liabilities for above market ground leases related to these finance leases. The ROU asset and value of each lease intangible are amortized over the term of the respective lease. Costs related to finance ground leases are included in depreciation and amortization expense and interest and other expense, net in the Company’s consolidated statement of operations.

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

Lease Position as of December 31, 2025 and 2024

The following table sets forth the lease-related assets and liabilities included in the Company’s consolidated balance sheet as of December 31, 2025 and 2024. All dollar amounts are in thousands.

		December 31,
	Consolidated Balance Sheet Classification	2025	2024
Assets
Operating lease assets, net	Other assets, net	$23,259	$24,331
Finance ground lease assets, net (1)	Investment in real estate, net	80,916	83,954
Total lease assets		$104,175	$108,285

Liabilities
Operating lease liabilities	Accounts payable and other liabilities	$10,452	$10,962
Finance lease liabilities	Finance lease liabilities	111,094	111,585
Total lease liabilities		$121,546	$122,547

Weighted-average remaining lease term
Operating leases			37 years
Finance leases			28 years

Weighted-average discount rate
Operating leases			5.53%
Finance leases			5.32%

(1)
Finance ground lease assets are net of accumulated amortization of approximately $21.2 million and $18.1 million as of December 31, 2025 and 2024, respectively.

Lease Costs for the Years Ended December 31, 2025, 2024 and 2023

The following table sets forth the lease costs related to the Company’s operating and finance ground leases included in the Company’s consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

		Year Ended December 31,
	Consolidated Statement of Operations Classification	2025	2024	2023
Operating lease costs (1)	Property taxes, insurance and other expense	$1,885	$1,886	$1,776
Finance lease costs:
Amortization of lease assets	Depreciation and amortization expense	3,038	3,038	3,038
Interest on lease liabilities	Interest and other expense, net	5,847	5,867	5,877
Total lease costs		$10,770	$10,791	$10,691

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

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the operating lease liabilities and finance lease liabilities included in the Company’s consolidated balance sheet as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$899	$6,500
2027	730	6,700
2028	714	6,879
2029	742	7,056
2030	745	7,275
Thereafter	28,147	202,344
Total minimum lease payments	31,977	236,754
Less: amount of lease payments representing interest	21,525	125,660
Present value of lease liabilities	$10,452	$111,094

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information related to the Company’s operating and finance leases for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,113	$1,100	$1,106
Operating cash flows for finance leases	5,635	5,659	5,651
Financing cash flows for finance leases	703	515	340

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

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$-	$-	$-
State	959	947	1,135
Deferred:
Federal	-	-	-
State	-	-	-
Income tax expense	$959	$947	$1,135

Income tax expense for the years ended December 31, 2025, 2024 and 2023 was $1.0 million, $0.9 million and $1.1 million, respectively. Texas franchise tax comprises more than 50% of the Company’s total state income tax expense. No other state or jurisdiction represented more than 20% of the Company’s total income tax expense.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes (in thousands):

	Year Ended December 31,
	2025	Percent of income before income taxes	2024	Percent of income before income taxes	2023	Percent of income before income taxes
Statutory federal tax expense	$37,028	21%	$44,954	21%	$37,273	21%
Federal tax impact of REIT election	(46,325)	-26%	(50,456)	-23%	(39,865)	-22%
Statutory federal tax expense (benefit) at TRS	(9,297)	-5%	(5,502)	-3%	(2,592)	-1%
State income tax expense (benefit), net of federal tax benefit	758	0%	748	0%	897	1%
Change in valuation allowance	9,498	5%	5,701	3%	2,830	2%
Income tax expense	$959	1%	$947	0%	$1,135	1%

Income taxes paid are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for income taxes:
Federal	$-	$-	$-
Texas	682	666	619
Oregon	260	87	290
Ohio	*	54	*
Illinois	*	*	70
Other state and local jurisdictions	96	69	314
Total income taxes paid, net	$1,038	$876	$1,293

* Indicates the amount of income taxes paid for this jurisdiction does not meet the 5% disaggregation threshold for the period.

As of December 31, 2025, the Company had deferred tax assets of approximately $43 million consisting primarily of net operating loss carryforwards. A portion of the federal loss carryforwards expire beginning in 2029; however, a portion of the federal loss carryforwards do not expire. The state loss carryforwards have various expiration dates; however, for certain states some loss carryforwards do not expire. The TRS had a net operating loss carryforward for U.S. federal income tax purposes of approximately $155 million as of December 31, 2025, and $110 million as of December 31, 2024. The TRS has historical cumulative operating losses and is expected to be in a cumulative loss for the foreseeable future. As a result, the realizability of the Company’s deferred tax assets as of December 31, 2025 and 2024 is not reasonably assured. Therefore, the Company has recorded a valuation allowance equal to the full 100% of the net deferred tax assets as of December 31, 2025 and 2024.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2025, 2024 and 2023, distributions per share were characterized as follows (unaudited):

	Year Ended December 31,
	2025		2024	2023
Amount of distributions per share	$0.96		$1.01	$1.01
Characterized as:
Ordinary income	100%		100%	97%
Capital gain distributions	0%		0%	0%
Return of capital	0%	(1)	0%	3%

(1)
Percentage is less than 1%.

Distributions of $0.13 per common share declared in December 2023 and paid in January 2024 were treated as 2023 distributions for tax purposes. Distributions of $0.13 per common share declared in December 2024 and paid in January 2025 were treated as 2024 distributions for tax purposes. Distributions of $0.08 per common share declared in December 2025 and paid in January 2026 were treated as 2025 distributions for tax purposes.

No provision for U.S. federal income taxes has been included in the Company’s financial statements for the years ended December 31, 2025, 2024 and 2023 related to its REIT activities.

Note 12

Reportable Segments

The Company owns hotel properties throughout the U.S. that generate guest room rental, food and beverage, and other property-related income. There are no foreign operations from which the Company derives revenues and no assets are held in a foreign country. There are no material concentrations of 10% or more of total revenues allocated to a single customer for the reporting periods presented. The Chief Operating Decision Maker (“CODM”) separately evaluates the performance, allocates capital resources and manages the overall operating and investing strategy of each of its hotel properties individually; therefore, the Company considers each hotel to be an operating segment. However, because each hotel is not individually significant, serves a similar class and mix of business and leisure customers, has similar economic characteristics and risks, facilities, and services, utilizes similar methods to distribute their products and services through third-party management companies, and is subject to similar regulatory environments, the properties have been combined into a single operating segment for reporting purposes. The CODM, who is the Chief Executive Officer of the Company, assesses the performance of each operating segment on a monthly basis using adjusted hotel earnings (loss) before interest expense, income taxes and depreciation and amortization (“Adjusted Hotel EBITDA”), the measure by which the CODM makes day-to-day operating decisions, compares actual results with budgeted and prior year results, invests in capital improvements, and performs competitive analysis over the Company’s operating performance against industry peers.

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

The following table reconciles the Company’s single reportable segment Adjusted Hotel EBITDA to GAAP net income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$1,412,386	$1,431,468	$1,343,800

Less:
Significant hotel operating expenses
Operating	361,994	357,352	332,714
Hotel administrative	125,943	123,086	114,071
Sales and marketing	127,031	126,938	117,538
Utilities	51,434	50,065	47,422
Repair and maintenance	71,313	69,697	65,412
Franchise fees	62,550	64,017	59,315
Management fees	47,057	46,716	44,253
Total significant hotel operating expenses	847,322	837,871	780,725

Other expenses
Property taxes, insurance & other	89,732	84,382	79,307
Other (1)	(1,193)	(329)	1,876
	88,539	84,053	81,183

Adjusted Hotel EBITDA	476,525	509,544	481,892

General and administrative	(32,293)	(42,542)	(47,401)
Impairment of depreciable real estate	(5,724)	(3,055)	(5,644)
Depreciation and amortization	(192,627)	(190,603)	(183,242)
Gain on sale of real estate	13,116	19,744	-
Other (1)	(1,193)	(329)	1,876
Interest expense, net	(81,481)	(77,748)	(68,857)
Income tax expense	(959)	(947)	(1,135)

Net income	$175,364	$214,064	$177,489

(1)
Includes operating results of the New York Property when classified as a non-hotel property from May 2023 through March 2025. On April 4, 2025, the Company recovered possession of the New York Property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. Additionally, for the twelve months ended December 31, 2025, 2024 and 2023, expenses relating to amortization of favorable and unfavorable operating leases and non-cash straight-line operating ground lease expense are included. These items have been included for the purpose of ensuring their exclusion from Adjusted Hotel EBITDA, as they do not reflect the underlying operating performance of the Company’s hotels.

Disclosure of the reportable segment’s revenue and profit or loss is included in the Company’s consolidated statements of operations and comprehensive income, disclosure of the reportable segment’s assets is presented in the Company’s consolidated balance sheets, and disclosure of the reportable segment’s significant noncash items is provided in the Company’s consolidated statements of cash flows, all within this Annual Report on Form 10-K. For the years ended December 31, 2025, 2024 and 2023, the Company invested approximately $88.2 million, $78.3 million and $76.8 million in capital expenditures, respectively.

Note 13

Contract Commitments

Purchase Contract Commitments

As of December 31, 2025, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of December 31, 2025, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

Development Project

During the third quarter of 2025, the Company entered into a contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively. As of December 31, 2025, the Company has paid $1.6 million in refundable (if contracted developer does not meet its obligation under the contract) deposits.

Note 14

Subsequent Events

On January 15, 2026, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of December 31, 2025.

On January 20, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution was paid on February 17, 2026, to shareholders of record as of January 30, 2026.

On February 17, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on March 16, 2026, to shareholders of record as of February 27, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated herein by reference.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5), and 408(b) of Regulation S-K will be set forth in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2026 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2026 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2026 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2026 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2026 Proxy Statement is incorporated herein by this reference.

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

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm—KPMG LLP (PCAOB ID: 185)

Report of Independent Registered Public Accounting Firm—KPMG LLP (PCAOB ID: 185)

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

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

10.7*	Form of Restricted Stock Agreement (2024 Omnibus Incentive Plan) (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed May 28, 2024)

10.8*	Amended and Restated Non-Employee Director Deferral Program (Incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K (SEC File No. 001-37389) filed February 24, 2025)

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

10.11	The Company’s Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (SEC File No. 001-37389) filed May 21, 2025)

19	The Company’s Policy on Inside Information and Insider Trading (Incorporated by reference to Exhibit 19 to the Company’s annual report on Form 10-K (SEC File No. 001-37389) filed February 24, 2025)

21.1	Subsidiaries of the Company (FILED HEREWITH)

23.1	Consent of KPMG LLP (FILED HEREWITH)

23.2	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.3	Certification of the Company’s Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

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

101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s annual report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL and contained in Exhibit 101.

* Denotes Management Contract or Compensation Plan.

Item 16. Form 10-K Summary

None.

SCHEDULE III

Real Estate and Accumulated Depreciation and Amortization

As of December 31, 2025

(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Anchorage	AK	Embassy Suites	$-	$2,955	$39,053	$5,473	$47,481	$(21,632)	2008	Apr-10	3 - 39 yrs.	169
Anchorage	AK	Home2 Suites	-	2,683	21,606	1,832	26,121	(6,187)	2015	Dec-17	3 - 39 yrs.	135
Auburn	AL	Hilton Garden Inn	-	1,580	9,659	4,480	15,719	(4,996)	2001	Mar-14	3 - 39 yrs.	101
Birmingham	AL	Courtyard	-	2,310	6,425	2,008	10,743	(3,669)	2007	Mar-14	3 - 39 yrs.	84
Birmingham	AL	Hilton Garden Inn	-	3,425	15,555	132	19,112	(4,770)	2017	Sep-17	3 - 39 yrs.	104
Birmingham	AL	Home2 Suites	-	3,491	15,603	112	19,206	(4,607)	2017	Sep-17	3 - 39 yrs.	106
Birmingham	AL	Homewood Suites	-	1,010	12,981	5,693	19,684	(6,705)	2005	Mar-14	3 - 39 yrs.	95
Dothan	AL	Hilton Garden Inn	-	1,037	10,581	2,129	13,747	(6,757)	2009	Jun-09	3 - 39 yrs.	104
Dothan	AL	Residence Inn	-	970	13,185	1,813	15,968	(5,554)	2008	Mar-14	3 - 39 yrs.	84
Huntsville	AL	Hampton	-	550	11,962	1,670	14,182	(4,042)	2013	Sep-16	3 - 39 yrs.	98
Huntsville	AL	Hilton Garden Inn	-	890	11,227	4,244	16,361	(5,333)	2005	Mar-14	3 - 39 yrs.	101
Huntsville	AL	Home2 Suites	-	490	10,840	1,537	12,867	(3,672)	2013	Sep-16	3 - 39 yrs.	77
Huntsville	AL	Homewood Suites	-	210	15,654	5,060	20,924	(7,326)	2006	Mar-14	3 - 39 yrs.	107
Mobile	AL	Hampton	-	-	11,452	2,108	13,560	(4,331)	2006	Sep-16	3 - 39 yrs.	101
Prattville	AL	Courtyard	-	2,050	9,101	1,947	13,098	(4,290)	2007	Mar-14	3 - 39 yrs.	84
Chandler	AZ	Courtyard	-	1,061	16,008	3,625	20,694	(8,833)	2009	Nov-10	3 - 39 yrs.	150
Chandler	AZ	Fairfield	-	778	11,272	2,328	14,378	(6,029)	2009	Nov-10	3 - 39 yrs.	110
Phoenix	AZ	Courtyard	-	1,413	14,669	3,306	19,388	(9,008)	2007	Nov-10	3 - 39 yrs.	164
Phoenix	AZ	Hampton	-	-	15,209	2,525	17,734	(5,683)	2008	Sep-16	3 - 39 yrs.	125
Phoenix	AZ	Hampton	-	3,406	41,174	267	44,847	(10,907)	2018	May-18	3 - 39 yrs.	210
Phoenix	AZ	Homewood Suites	-	-	18,907	2,732	21,639	(7,013)	2008	Sep-16	3 - 39 yrs.	134
Phoenix	AZ	Residence Inn	-	1,111	12,953	3,854	17,918	(7,932)	2008	Nov-10	3 - 39 yrs.	129
Scottsdale	AZ	Hilton Garden Inn	-	6,000	26,811	3,138	35,949	(8,578)	2005	Sep-16	3 - 39 yrs.	122
Tempe	AZ	Hyatt House	-	-	24,001	7	24,008	(4,872)	2020	Aug-20	3 - 39 yrs.	105
Tempe	AZ	Hyatt Place	-	-	34,893	53	34,946	(6,930)	2020	Aug-20	3 - 39 yrs.	154
Tucson	AZ	Hilton Garden Inn	-	1,005	17,925	2,900	21,830	(11,022)	2008	Jul-08	3 - 39 yrs.	125
Tucson	AZ	Residence Inn	-	2,080	12,424	2,963	17,467	(6,181)	2008	Mar-14	3 - 39 yrs.	124
Tucson	AZ	TownePlace Suites	-	992	14,543	1,587	17,122	(6,828)	2011	Oct-11	3 - 39 yrs.	124
Agoura Hills	CA	Homewood Suites	-	3,430	21,290	3,019	27,739	(9,465)	2007	Mar-14	3 - 39 yrs.	125
Burbank	CA	Courtyard	18,839	12,916	41,218	6,048	60,182	(15,442)	2002	Aug-15	3 - 39 yrs.	190
Burbank	CA	Residence Inn	-	32,270	41,559	6,758	80,587	(17,351)	2007	Mar-14	3 - 39 yrs.	166
Burbank	CA	SpringHill Suites	22,498	10,734	49,181	675	60,590	(15,188)	2015	Jul-15	3 - 39 yrs.	170
Cypress	CA	Courtyard	-	4,410	35,033	6,743	46,186	(15,472)	1988	Mar-14	3 - 39 yrs.	180

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Cypress	CA	Hampton	-	3,209	16,749	2,592	22,550	(7,226)	2006	Jun-15	3 - 39 yrs.	110
Oceanside	CA	Courtyard	-	3,080	25,769	2,719	31,568	(8,765)	2011	Sep-16	3 - 39 yrs.	142
Oceanside	CA	Residence Inn	-	7,790	24,048	4,229	36,067	(10,039)	2007	Mar-14	3 - 39 yrs.	125
Rancho Bernardo/San Diego	CA	Courtyard	-	16,380	28,952	4,061	49,393	(12,588)	1987	Mar-14	3 - 39 yrs.	210
Sacramento	CA	Hilton Garden Inn	-	5,920	21,515	4,250	31,685	(10,965)	1999	Mar-14	3 - 39 yrs.	153
San Bernardino	CA	Residence Inn	-	1,490	13,662	3,998	19,150	(8,015)	2006	Feb-11	3 - 39 yrs.	95
San Diego	CA	Courtyard	18,772	11,268	44,851	5,609	61,728	(16,329)	2002	Sep-15	3 - 39 yrs.	245
San Diego	CA	Hampton	13,975	13,570	36,644	7,384	57,598	(14,986)	2001	Mar-14	3 - 39 yrs.	177
San Diego	CA	Hilton Garden Inn	-	8,020	29,151	5,890	43,061	(13,565)	2004	Mar-14	3 - 39 yrs.	200
San Diego	CA	Residence Inn	-	22,400	20,640	3,411	46,451	(9,460)	1999	Mar-14	3 - 39 yrs.	122
San Jose	CA	Homewood Suites	21,460	12,860	28,084	8,343	49,287	(15,182)	1991	Mar-14	3 - 39 yrs.	140
San Juan Capistrano	CA	Residence Inn	-	-	32,292	2,231	34,523	(10,259)	2012	Sep-16	3 - 39 yrs.	130
Santa Ana	CA	Courtyard	12,272	3,082	21,051	2,686	26,819	(10,885)	2011	May-11	3 - 39 yrs.	155
Santa Clarita	CA	Courtyard	-	4,568	18,721	5,496	28,785	(12,372)	2007	Sep-08	3 - 39 yrs.	140
Santa Clarita	CA	Fairfield	-	1,864	7,753	3,548	13,165	(5,710)	1997	Oct-08	3 - 39 yrs.	66
Santa Clarita	CA	Hampton	-	1,812	15,761	6,616	24,189	(13,016)	1988	Oct-08	3 - 39 yrs.	128
Santa Clarita	CA	Residence Inn	-	2,539	14,493	6,715	23,747	(11,558)	1997	Oct-08	3 - 39 yrs.	90
Tustin	CA	Fairfield	-	7,700	26,580	1,962	36,242	(8,064)	2013	Sep-16	3 - 39 yrs.	145
Tustin	CA	Residence Inn	-	11,680	33,645	2,310	47,635	(10,531)	2013	Sep-16	3 - 39 yrs.	149
Colorado Springs	CO	Hampton	-	1,780	15,860	2,337	19,977	(5,318)	2008	Sep-16	3 - 39 yrs.	101
Denver	CO	Hilton Garden Inn	-	9,940	57,536	7,447	74,923	(19,095)	2007	Sep-16	3 - 39 yrs.	221
Highlands Ranch	CO	Hilton Garden Inn	-	5,480	20,465	3,099	29,044	(8,005)	2006	Mar-14	3 - 39 yrs.	128
Highlands Ranch	CO	Residence Inn	-	5,350	19,167	4,257	28,774	(10,386)	1996	Mar-14	3 - 39 yrs.	117
Boca Raton	FL	Hilton Garden Inn	-	7,220	22,177	3,069	32,466	(7,924)	2002	Sep-16	3 - 39 yrs.	149
Cape Canaveral	FL	Hampton	-	2,594	20,951	117	23,662	(4,448)	2020	Apr-20	3 - 39 yrs.	116
Cape Canaveral	FL	Home2 Suites	-	2,415	19,668	78	22,161	(4,274)	2020	Apr-20	3 - 39 yrs.	108
Cape Canaveral	FL	Homewood Suites	-	2,780	23,967	766	27,513	(7,896)	2016	Sep-16	3 - 39 yrs.	153
Fort Lauderdale	FL	Hampton	-	1,793	21,357	8,327	31,477	(11,498)	2002	Jun-15	3 - 39 yrs.	156
Fort Lauderdale	FL	Residence Inn	-	5,760	26,727	2,812	35,299	(8,610)	2014	Sep-16	3 - 39 yrs.	156
Gainesville	FL	Hilton Garden Inn	-	1,300	17,322	2,360	20,982	(5,950)	2007	Sep-16	3 - 39 yrs.	104
Gainesville	FL	Homewood Suites	-	1,740	16,329	2,984	21,053	(6,278)	2005	Sep-16	3 - 39 yrs.	103
Jacksonville	FL	Homewood Suites	-	9,480	21,247	4,882	35,609	(11,077)	2005	Mar-14	3 - 39 yrs.	119
Jacksonville	FL	Hyatt Place	-	2,013	13,533	1,377	16,923	(4,350)	2009	Dec-18	3 - 39 yrs.	127
Miami	FL	Courtyard	-	-	31,488	2,388	33,876	(12,149)	2008	Mar-14	3 - 39 yrs.	118
Miami	FL	Hampton	-	1,972	9,987	6,703	18,662	(10,187)	2000	Apr-10	3 - 39 yrs.	121
Miami	FL	Homewood Suites	-	18,820	25,375	10,027	54,222	(15,001)	2000	Mar-14	3 - 39 yrs.	162
Orlando	FL	Fairfield	-	3,140	22,580	3,445	29,165	(13,324)	2009	Jul-09	3 - 39 yrs.	200

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Orlando	FL	Home2 Suites	-	2,731	18,063	215		21,009	(5,087)	2019	Mar-19	3 - 39 yrs.	128
Orlando	FL	SpringHill Suites	-	3,141	25,779	3,668		32,588	(15,006)	2009	Jul-09	3 - 39 yrs.	200
Panama City	FL	Hampton	-	1,605	9,995	1,645		13,245	(6,159)	2009	Mar-09	3 - 39 yrs.	95
Panama City	FL	TownePlace Suites	-	908	9,549	970		11,427	(4,963)	2010	Jan-10	3 - 39 yrs.	103
Pensacola	FL	TownePlace Suites	-	1,770	12,562	1,890		16,222	(4,234)	2008	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Fairfield	-	960	11,734	1,219		13,913	(3,823)	2011	Sep-16	3 - 39 yrs.	97
Tallahassee	FL	Hilton Garden Inn	-	-	10,938	2,125		13,063	(4,556)	2006	Mar-14	3 - 39 yrs.	85
Tampa	FL	Embassy Suites	-	1,824	20,034	4,839		26,697	(12,077)	2007	Nov-10	3 - 39 yrs.	147
Tampa	FL	Homewood Suites	-	4,057	14,985	475		19,517	(282)	2006	Jun-25	3 - 39 yrs.	126
Atlanta	GA	Home2 Suites	-	740	23,122	1,870		25,732	(7,820)	2016	Jul-16	3 - 39 yrs.	128
Atlanta / Downtown	GA	Hampton	-	7,861	16,374	4,294		28,529	(6,860)	1999	Feb-18	3 - 39 yrs.	119
Atlanta / Perimeter Dunwoody	GA	Hampton	-	3,228	26,498	270		29,996	(6,669)	2016	Jun-18	3 - 39 yrs.	132
Macon	GA	Hilton Garden Inn	-	-	15,043	2,946		17,989	(6,071)	2007	Mar-14	3 - 39 yrs.	101
Savannah	GA	Hilton Garden Inn	-	-	14,716	2,804		17,520	(7,111)	2004	Mar-14	3 - 39 yrs.	105
Davenport	IA	Hampton	-	400	16,867	1,161		18,428	(5,675)	2007	Sep-16	3 - 39 yrs.	103
Boise	ID	Hampton	19,601	1,335	21,114	4,445		26,894	(12,664)	2007	Apr-10	3 - 39 yrs.	186
Des Plaines	IL	Hilton Garden Inn	-	10,000	38,116	4,473		52,589	(12,739)	2005	Sep-16	3 - 39 yrs.	253
Hoffman Estates	IL	Hilton Garden Inn	-	1,770	14,371	(84)	(3)	16,057	(5,631)	2000	Sep-16	3 - 39 yrs.	184
Mettawa	IL	Hilton Garden Inn	-	2,246	28,328	3,044		33,618	(14,505)	2008	Nov-10	3 - 39 yrs.	170
Mettawa	IL	Residence Inn	-	1,722	21,843	2,531		26,096	(11,100)	2008	Nov-10	3 - 39 yrs.	130
Rosemont	IL	Hampton	-	3,410	23,594	406		27,410	(7,483)	2015	Sep-16	3 - 39 yrs.	158
Skokie	IL	Hampton	-	2,593	31,284	4,612		38,489	(11,351)	2000	Sep-16	3 - 39 yrs.	225
Warrenville	IL	Hilton Garden Inn	-	1,171	20,894	3,146		25,211	(11,391)	2008	Nov-10	3 - 39 yrs.	135
Merrillville	IN	Hilton Garden Inn	-	1,860	17,755	2,508		22,123	(6,433)	2008	Sep-16	3 - 39 yrs.	124
Mishawaka	IN	Residence Inn	-	898	12,862	2,138		15,898	(7,031)	2007	Nov-10	3 - 39 yrs.	106
South Bend	IN	Fairfield	-	2,090	23,361	1,920		27,371	(7,496)	2010	Sep-16	3 - 39 yrs.	119
Overland Park	KS	Fairfield	-	1,230	11,713	2,249		15,192	(5,480)	2008	Mar-14	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	-	1,790	20,633	5,704		28,127	(11,178)	2000	Mar-14	3 - 39 yrs.	120
Louisville	KY	AC Hotel	-	5,004	46,548	69		51,621	(4,618)	2018	Oct-22	3 - 39 yrs.	156
Lafayette	LA	Hilton Garden Inn	-	-	17,898	6,893		24,791	(12,309)	2006	Jul-10	3 - 39 yrs.	153
Lafayette	LA	SpringHill Suites	-	709	9,400	1,201		11,310	(4,764)	2011	Jun-11	3 - 39 yrs.	103
New Orleans	LA	Homewood Suites	-	4,150	52,258	14,875		71,283	(24,809)	2002	Mar-14	3 - 39 yrs.	166
Marlborough	MA	Residence Inn	-	3,480	17,341	4,345		25,166	(7,966)	2006	Mar-14	3 - 39 yrs.	112
Westford	MA	Hampton	-	3,410	16,320	2,000		21,730	(6,948)	2007	Mar-14	3 - 39 yrs.	110
Westford	MA	Residence Inn	-	1,760	20,791	4,734		27,285	(10,726)	2001	Mar-14	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	4,350	13,974	3,453		21,777	(6,915)	2007	Mar-14	3 - 39 yrs.	126
Silver Spring	MD	Hilton Garden Inn	-	1,361	16,094	1,822		19,277	(8,577)	2010	Jul-10	3 - 39 yrs.	107

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Portland	ME	AC Hotel	-	6,767	61,602	155		68,524	(8,311)	2018	Aug-21	3 - 39 yrs.	178
Portland	ME	Aloft Hotel	-	6,002	47,177	83		53,262	(7,082)	2021	Sep-21	3 - 39 yrs.	157
Portland	ME	Residence Inn	30,500	4,440	51,534	3,399		59,373	(13,271)	2009	Oct-17	3 - 39 yrs.	179
Novi	MI	Hilton Garden Inn	-	1,213	15,052	3,112		19,377	(8,941)	2008	Nov-10	3 - 39 yrs.	148
Maple Grove	MN	Hilton Garden Inn	-	1,560	13,717	3,701		18,978	(6,570)	2003	Sep-16	3 - 39 yrs.	121
Rochester	MN	Hampton	-	916	13,225	2,935		17,076	(8,615)	2009	Aug-09	3 - 39 yrs.	124
St. Paul	MN	Hampton	-	2,523	29,365	582		32,470	(7,010)	2016	Mar-19	3 - 39 yrs.	160
Kansas City	MO	Hampton	-	727	9,363	2,870		12,960	(6,141)	1999	Aug-10	3 - 39 yrs.	122
Kansas City	MO	Residence Inn	-	2,000	20,818	4,601		27,419	(10,437)	2002	Mar-14	3 - 39 yrs.	106
St. Louis	MO	Hampton	-	1,758	20,954	11,703		34,415	(18,026)	2003	Aug-10	3 - 39 yrs.	190
St. Louis	MO	Hampton	-	758	15,287	4,245		20,290	(9,496)	2006	Apr-10	3 - 39 yrs.	126
Hattiesburg	MS	Courtyard	-	1,390	11,324	2,034		14,748	(5,156)	2006	Mar-14	3 - 39 yrs.	84
Hattiesburg	MS	Residence Inn	-	906	9,151	1,901		11,958	(5,743)	2008	Dec-08	3 - 39 yrs.	84
Carolina Beach	NC	Courtyard	-	7,490	31,588	7,689		46,767	(14,399)	2003	Mar-14	3 - 39 yrs.	144
Charlotte	NC	Fairfield	-	1,030	11,111	1,675		13,816	(4,256)	2010	Sep-16	3 - 39 yrs.	94
Durham	NC	Homewood Suites	-	1,232	18,343	9,419		28,994	(14,298)	1999	Dec-08	3 - 39 yrs.	122
Fayetteville	NC	Home2 Suites	-	746	10,563	1,854		13,163	(6,093)	2011	Feb-11	3 - 39 yrs.	118
Jacksonville	NC	Home2 Suites	-	910	12,527	1,554		14,991	(4,404)	2012	Sep-16	3 - 39 yrs.	105
Wilmington	NC	Fairfield	-	1,310	13,034	1,959		16,303	(5,775)	2008	Mar-14	3 - 39 yrs.	122
Winston-Salem	NC	Hampton	-	2,170	14,268	1,455		17,893	(4,634)	2010	Sep-16	3 - 39 yrs.	94
Omaha	NE	Courtyard	-	6,700	36,829	7,347		50,876	(17,532)	1999	Mar-14	3 - 39 yrs.	181
Omaha	NE	Hampton	-	1,710	22,636	2,837		27,183	(7,216)	2007	Sep-16	3 - 39 yrs.	139
Omaha	NE	Hilton Garden Inn	-	1,620	35,962	3,078		40,660	(11,693)	2001	Sep-16	3 - 39 yrs.	178
Omaha	NE	Homewood Suites	-	1,890	22,014	2,779		26,683	(7,663)	2008	Sep-16	3 - 39 yrs.	123
Cranford	NJ	Homewood Suites	-	4,550	23,828	7,889		36,267	(12,031)	2000	Mar-14	3 - 39 yrs.	108
Mahwah	NJ	Homewood Suites	-	3,220	22,742	5,288		31,250	(11,790)	2001	Mar-14	3 - 39 yrs.	110
Mount Laurel	NJ	Homewood Suites	-	1,589	13,476	6,797		21,862	(10,751)	2006	Jan-11	3 - 39 yrs.	118
Somerset	NJ	Courtyard	-	-	27,133	5,117		32,250	(16,885)	2002	Mar-14	3 - 25 yrs.	162
West Orange	NJ	Courtyard	-	2,054	19,513	4,535		26,102	(11,356)	2005	Jan-11	3 - 39 yrs.	131
Las Vegas	NV	SpringHill Suites	-	10,097	65,179	178		75,454	(4,626)	2009	Dec-23	3 - 39 yrs.	300
Islip/Ronkonkoma	NY	Hilton Garden Inn	-	6,510	28,718	7,027		42,255	(14,757)	2003	Mar-14	3 - 39 yrs.	166
New York	NY	Independent	-	-	102,832	(71,242)	(3)(6)	31,590	(22,716)	1916	Mar-14	3 - 32 yrs.	212
Syracuse	NY	Courtyard	-	812	23,278	1,807		25,897	(7,593)	2013	Oct-15	3 - 39 yrs.	102
Syracuse	NY	Residence Inn	-	621	17,589	1,428		19,638	(5,991)	2013	Oct-15	3 - 39 yrs.	78
Cleveland	OH	Courtyard	-	3,212	30,118	245		33,575	(3,131)	2023	Jun-23	3 - 39 yrs.	154
Mason	OH	Hilton Garden Inn	-	1,120	16,770	1,604		19,494	(5,691)	2010	Sep-16	3 - 39 yrs.	110
Twinsburg	OH	Hilton Garden Inn	-	1,419	16,614	4,865		22,898	(11,932)	1999	Oct-08	3 - 39 yrs.	142

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &	Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E	Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Oklahoma City	OK	Hampton	-	1,430	31,327	3,352	36,109	(16,091)	2009	May-10	3 - 39 yrs.	200
Oklahoma City	OK	Hilton Garden Inn	-	1,270	32,700	3,040	37,010	(9,926)	2014	Sep-16	3 - 39 yrs.	155
Oklahoma City	OK	Homewood Suites	-	760	20,056	1,694	22,510	(6,154)	2014	Sep-16	3 - 39 yrs.	100
Oklahoma City (West)	OK	Homewood Suites	-	1,280	13,340	870	15,490	(5,023)	2008	Sep-16	3 - 39 yrs.	90
Portland	OR	Hampton	-	10,813	64,433	330	75,576	(8,051)	2017	Nov-21	3 - 39 yrs.	243
Collegeville/Philadelphia	PA	Courtyard	-	2,115	17,953	5,402	25,470	(11,517)	2005	Nov-10	3 - 39 yrs.	132
Malvern/Philadelphia	PA	Courtyard	-	996	20,374	4,316	25,686	(10,856)	2007	Nov-10	3 - 39 yrs.	127
Pittsburgh	PA	AC Hotel	-	3,305	31,605	114	35,024	(3,397)	2018	Oct-22	3 - 39 yrs.	134
Pittsburgh	PA	Hampton	-	2,503	18,537	5,224	26,264	(13,132)	1991	Dec-08	3 - 39 yrs.	132
Charleston	SC	Home2 Suites	-	3,250	16,778	2,409	22,437	(6,091)	2011	Sep-16	3 - 39 yrs.	122
Columbia	SC	Hilton Garden Inn	-	3,540	16,399	3,199	23,138	(7,850)	2006	Mar-14	3 - 39 yrs.	143
Columbia	SC	TownePlace Suites	-	1,330	10,839	1,614	13,783	(4,193)	2009	Sep-16	3 - 39 yrs.	91
Greenville	SC	Hyatt Place	-	2,802	27,700	182	30,684	(3,995)	2018	Sep-21	3 - 39 yrs.	130
Hilton Head	SC	Hilton Garden Inn	-	3,600	11,386	4,445	19,431	(6,346)	2001	Mar-14	3 - 39 yrs.	104
Franklin	TN	Courtyard	-	2,510	31,341	1,061	34,912	(9,325)	2008	Sep-16	3 - 39 yrs.	126
Franklin	TN	Residence Inn	-	2,970	29,208	1,891	34,069	(9,223)	2009	Sep-16	3 - 39 yrs.	124
Knoxville	TN	Homewood Suites	-	2,160	14,704	2,834	19,698	(5,662)	2005	Sep-16	3 - 39 yrs.	103
Knoxville	TN	SpringHill Suites	-	1,840	12,441	2,000	16,281	(4,659)	2006	Sep-16	3 - 39 yrs.	103
Memphis	TN	Hampton	-	2,449	37,097	5,305	44,851	(12,242)	2000	Feb-18	3 - 39 yrs.	144
Memphis	TN	Hilton Garden Inn	-	4,501	33,688	214	38,403	(4,718)	2019	Oct-21	3 - 39 yrs.	150
Nashville	TN	Hilton Garden Inn	-	2,754	39,997	4,841	47,592	(21,062)	2009	Sep-10	3 - 39 yrs.	194
Nashville	TN	Home2 Suites	-	1,153	15,206	1,975	18,334	(7,534)	2012	May-12	3 - 39 yrs.	119
Nashville	TN	Motto	-	8,073	92,043	-	100,116	(281)	2025	Dec-25	3 - 39 yrs.	260
Nashville	TN	TownePlace Suites	-	7,390	13,929	1,549	22,868	(5,020)	2012	Sep-16	3 - 39 yrs.	101
Addison	TX	SpringHill Suites	-	1,210	19,700	3,688	24,598	(10,070)	2003	Mar-14	3 - 39 yrs.	159
Arlington	TX	Hampton	-	1,217	8,738	2,141	12,096	(5,444)	2007	Dec-10	3 - 39 yrs.	98
Austin	TX	Courtyard	-	1,579	18,487	2,600	22,666	(9,827)	2009	Nov-10	3 - 39 yrs.	145
Austin	TX	Fairfield	-	1,306	16,504	2,419	20,229	(8,978)	2009	Nov-10	3 - 39 yrs.	150
Austin	TX	Hampton	-	1,459	17,184	6,128	24,771	(12,508)	1996	Apr-09	3 - 39 yrs.	124
Austin	TX	Homewood Suites	-	1,898	16,462	6,813	25,173	(12,782)	1997	Apr-09	3 - 39 yrs.	97
Austin/Round Rock	TX	Hampton	-	865	10,999	4,843	16,707	(8,777)	2001	Mar-09	3 - 39 yrs.	94
Austin/Round Rock	TX	Homewood Suites	-	2,180	25,644	2,678	30,502	(8,119)	2010	Sep-16	3 - 39 yrs.	115
Dallas	TX	Homewood Suites	-	4,920	29,427	4,995	39,342	(9,840)	2013	Sep-16	3 - 39 yrs.	130
Denton	TX	Homewood Suites	-	990	14,895	716	16,601	(5,307)	2009	Sep-16	3 - 39 yrs.	107
El Paso	TX	Homewood Suites	-	2,800	16,657	2,450	21,907	(7,582)	2008	Mar-14	3 - 39 yrs.	114
Fort Worth	TX	Courtyard	-	2,313	15,825	391	18,529	(5,114)	2017	Feb-17	3 - 39 yrs.	124
Fort Worth	TX	Hilton Garden Inn	-	4,637	25,073	2,731	32,441	(3,844)	2012	Nov-21	3 - 39 yrs.	157

						Subsequently
				Initial Cost		Capitalized
					Bldg./ FF&E	Bldg. Imp. &		Total Gross	Acc.	Date of	Date	Depreciable	# of Guest
City	State	Description	Encumbrances	Land (1)	/Other	FF&E		Cost (2)	Deprec.	Construction	Acquired	Life	Rooms
Fort Worth	TX	Homewood Suites	-	3,309	18,397	754		22,460	(2,503)	2013	Nov-21	3 - 39 yrs.	112
Fort Worth	TX	TownePlace Suites	-	2,104	16,311	2,287		20,702	(8,748)	2010	Jul-10	3 - 39 yrs.	140
Frisco	TX	Hilton Garden Inn	-	2,507	12,981	1,932		17,420	(8,018)	2008	Dec-08	3 - 39 yrs.	102
Grapevine	TX	Hilton Garden Inn	-	1,522	15,543	2,363		19,428	(8,718)	2009	Sep-10	3 - 39 yrs.	110
Houston	TX	Courtyard	-	2,080	21,836	1,580		25,496	(7,125)	2012	Sep-16	3 - 39 yrs.	124
Houston	TX	Residence Inn	-	12,070	19,769	3,711		35,550	(9,346)	2006	Mar-14	3 - 39 yrs.	129
Houston	TX	Residence Inn	-	2,070	11,186	1,871		15,127	(4,451)	2012	Sep-16	3 - 39 yrs.	120
Lewisville	TX	Hilton Garden Inn	-	3,361	23,919	6,466		33,746	(15,232)	2007	Oct-08	3 - 39 yrs.	165
San Antonio	TX	TownePlace Suites	-	2,220	9,610	1,784		13,614	(4,798)	2007	Mar-14	3 - 39 yrs.	106
Shenandoah	TX	Courtyard	-	3,350	17,256	296		20,902	(5,347)	2014	Sep-16	3 - 39 yrs.	124
Stafford	TX	Homewood Suites	-	1,880	10,969	2,208		15,057	(4,981)	2006	Mar-14	3 - 39 yrs.	78
Texarkana	TX	Hampton	-	636	8,723	2,790		12,149	(5,390)	2004	Jan-11	3 - 39 yrs.	81
Provo	UT	Residence Inn	-	1,150	18,277	5,420		24,847	(9,353)	1996	Mar-14	3 - 39 yrs.	114
Salt Lake City	UT	Courtyard	-	2,635	45,851	186		48,672	(2,986)	2015	Oct-23	3 - 39 yrs.	175
Salt Lake City	UT	Hyatt House	-	4,312	39,534	210	(5)	44,056	(3,188)	2015	Oct-23	3 - 39 yrs.	159
Salt Lake City	UT	Residence Inn	-	1,515	24,214	2,307		28,036	(6,855)	2014	Oct-17	3 - 39 yrs.	136
Salt Lake City	UT	SpringHill Suites	-	1,092	16,465	2,284		19,841	(8,876)	2009	Nov-10	3 - 39 yrs.	143
South Jordan	UT	Embassy Suites	-	1,533	35,490	73		37,096	(2,336)	2017	Nov-23	3 - 39 yrs.	192
Alexandria	VA	Courtyard	-	6,860	19,681	5,181		31,722	(10,794)	1987	Mar-14	3 - 39 yrs.	178
Alexandria	VA	SpringHill Suites	-	5,968	-	21,566		27,534	(10,386)	2011	Mar-09	3 - 39 yrs.	155
Charlottesville	VA	Courtyard	-	21,130	27,737	3,966		52,833	(12,163)	2000	Mar-14	3 - 39 yrs.	139
Manassas	VA	Residence Inn	-	1,395	14,962	3,985		20,342	(8,692)	2006	Feb-11	3 - 39 yrs.	107
Richmond	VA	Courtyard	13,174	2,003	-	25,209		27,212	(8,759)	2014	Jul-12	3 - 39 yrs.	135
Richmond	VA	Marriott	-	-	83,698	27,705		111,403	(48,333)	1984	Mar-14	3 - 39 yrs.	413
Richmond	VA	Residence Inn	13,174	1,113	-	13,885		14,998	(4,742)	2014	Jul-12	3 - 39 yrs.	75
Suffolk	VA	Courtyard	-	940	5,186	1,853		7,979	(3,438)	2007	Mar-14	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	-	710	5,241	1,964		7,915	(2,958)	2007	Mar-14	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	-	10,580	29,140	7,485		47,205	(13,592)	1999	Mar-14	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	12,000	40,556	9,231		61,787	(18,067)	2002	Mar-14	3 - 39 yrs.	160
Kirkland	WA	Courtyard	-	18,950	25,028	2,946		46,924	(10,906)	2006	Mar-14	3 - 39 yrs.	150
Renton	WA	Residence Inn	-	6,746	49,185	137		56,068	(3,638)	2019	Oct-23	3 - 39 yrs.	146
Seattle	WA	Residence Inn	-	63,484	92,786	8,099		164,369	(39,590)	1991	Mar-14	3 - 39 yrs.	234
Tukwila	WA	Homewood Suites	-	8,130	16,659	5,497		30,286	(10,443)	1992	Mar-14	3 - 39 yrs.	106
Madison	WI	Embassy Suites	-	3,946	78,399	133		82,478	(4,818)	2024	Jun-24	3 - 39 yrs.	262
Madison	WI	Hilton Garden Inn	-	2,593	47,152	45		49,790	(8,101)	2021	Feb-21	3 - 39 yrs.	176
Washington D.C.	-	AC Hotel	-	15,681	104,953	313		120,947	(6,188)	2020	Mar-24	3 - 39 yrs.	234
Richmond	VA	Corporate Office	-	682	3,723	3,041		7,446	(4,288)	1893	May-13	3 - 39 yrs.	N/A
			$184,265	$841,027	$5,127,129	$689,888		$6,658,044	$(1,951,096)				29,583

Investment in Real Estate:	2025	2024	2023
Balance as of January 1	$6,540,008	$6,338,232	$6,000,975
Acquisitions	119,158	203,074	293,802
Improvements	88,250	78,262	76,832
Dispositions	(112,975)	(74,684)	(227)
Assets held for sale (4)	29,327	(1,821)	(27,506)
Impairment of depreciable real estate	(5,724)	(3,055)	(5,644)
Total gross cost as of December 31	6,658,044	6,540,008	6,338,232
Finance ground lease assets as of December 31	102,084	102,084	102,084
Total investment in real estate	$6,760,128	$6,642,092	$6,440,316

Accumulated Depreciation and Amortization:	2025	2024	2023
Accumulated depreciation as of January 1	$(1,803,214)	$(1,647,850)	$(1,480,043)
Depreciation expense	(189,589)	(187,555)	(180,185)
Accumulated depreciation on dispositions	54,019	32,102	155
Assets held for sale (4)	(12,312)	89	12,223
Accumulated depreciation as of December 31	(1,951,096)	(1,803,214)	(1,647,850)
Accumulated amortization of finance leases as of December 31	(21,168)	(18,130)	(15,092)
Accumulated depreciation and amortization as of December 31	$(1,972,264)	$(1,821,344)	$(1,662,942)

(1)
Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.
(2)
The aggregate cost for U.S. federal income tax purposes is approximately $6.3 billion at December 31, 2025 (unaudited).
(3)
Amount includes a reduction in cost due to recognition of an impairment loss.
(4)
As of December 31, 2025, the Company had no hotels classified as held for sale.
(5)
As part of the acquisition of the Courtyard and Hyatt House hotels in Salt Lake City, Utah, a corresponding free-standing parking garage that serves both hotels and the surrounding area was also acquired. All costs for the parking garage are presented with the Salt Lake City Hyatt House.
(6)
On April 4, 2025, the Company recovered possession of this property and reinstated operations. As of December 31, 2025, the property was included in the Company’s guest room counts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality REIT, Inc.
By:	/s/ Justin G. Knight	Date: February 23, 2026
Justin G. Knight, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 23, 2026
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 23, 2026
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: February 23, 2026
Glade M. Knight, Executive Chairman and Director

By:	/s/ Justin G. Knight	Date: February 23, 2026
Justin G. Knight, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: February 23, 2026
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Rachel S. Labrecque	Date: February 23, 2026
Rachel S. Labrecque,
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Glenn W. Bunting, Jr.	Date: February 23, 2026
Glenn W. Bunting, Jr., Director

By:	/s/ Jon A. Fosheim	Date: February 23, 2026
Jon A. Fosheim, Director

By:	/s/ Carolyn B. Handlon	Date: February 23, 2026
Carolyn B. Handlon, Director

By:	/s/ Blythe J. McGarvie	Date: February 23, 2026
Blythe J. McGarvie, Director

By:	/s/ L. Hugh Redd	Date: February 23, 2026
L. Hugh Redd, Director

By:	/s/ Howard E. Woolley	Date: February 23, 2026
Howard E. Woolley, Director