Form 10-Q
period 2026-03-31
Apple Hospitality REIT, Inc.
filed 2026-05-04
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of registrant’s common shares outstanding as of April 27, 2026: 236,067,554

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $2,012,971 and $1,972,264, respectively	$4,757,452	$4,787,864
Assets held for sale	8,346	-
Cash and cash equivalents	7,837	8,515
Restricted cash-furniture, fixtures and other escrows	12,944	30,903
Due from third-party managers, net	64,622	32,952
Other assets, net	43,024	41,944
Total Assets	$4,894,225	$4,902,178

Liabilities
Debt, net	$1,565,680	$1,538,584
Finance lease liabilities	110,944	111,094
Accounts payable and other liabilities	91,091	103,905
Total Liabilities	1,767,715	1,753,583

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 236,067,554 and 235,635,813 shares, respectively	4,723,977	4,719,900
Accumulated other comprehensive income	5,082	2,251
Accumulated distributions greater than net income	(1,602,549)	(1,573,556)
Total Shareholders’ Equity	3,126,510	3,148,595

Total Liabilities and Shareholders’ Equity	$4,894,225	$4,902,178

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Room	$304,657	$296,864
Food and beverage	16,300	15,511
Other	16,784	15,327
Total revenue	337,741	327,702

Expenses:
Hotel operating expense:
Operating	88,665	84,510
Hotel administrative	30,970	29,673
Sales and marketing	29,823	30,286
Utilities	13,232	12,479
Repair and maintenance	17,840	17,142
Franchise fees	16,039	14,553
Management fees	10,368	11,227
Total hotel operating expense	206,937	199,870
Property taxes, insurance and other	22,458	23,361
General and administrative	10,796	9,228
Depreciation and amortization	49,537	47,941
Total expense	289,728	280,400

Gain on sale of real estate	-	3,557

Operating income	48,013	50,859

Interest and other expense, net	(20,072)	(19,397)

Income before income taxes	27,941	31,462

Income tax expense	(242)	(241)

Net income	$27,699	$31,221

Other comprehensive income (loss):
Interest rate derivatives	2,831	(7,034)

Comprehensive income	$30,530	$24,187

Basic and diluted net income per common share	$0.12	$0.13

Weighted average common shares outstanding - basic and diluted	236,112	240,067

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

(in thousands, except per share data)

	Common Stock		Accumulated Other	Accumulated Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2025	235,636	$4,719,900	$2,251	$(1,573,556)	$3,148,595
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	410	3,930	-	-	3,930
Issuance of common shares, net	22	147	-	-	147
Interest rate derivatives	-	-	2,831	-	2,831
Net income	-	-	-	27,699	27,699
Distributions declared to shareholders ($0.24 per share)	-	-	-	(56,692)	(56,692)
Balance at March 31, 2026	236,068	$4,723,977	$5,082	$(1,602,549)	$3,126,510

Balance at December 31, 2024	239,766	$4,771,005	$15,587	$(1,520,733)	$3,265,859
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	573	6,931	-	-	6,931
Equity issuance costs	-	(272)	-	-	(272)
Common shares repurchased	(1,931)	(26,306)	-	-	(26,306)
Interest rate derivatives	-	-	(7,034)	-	(7,034)
Net income	-	-	-	31,221	31,221
Distributions declared to shareholders ($0.24 per share)	-	-	-	(57,579)	(57,579)
Balance at March 31, 2025	238,408	$4,751,358	$8,553	$(1,547,091)	$3,212,820

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$27,699	$31,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,537	47,941
Gain on sale of real estate	-	(3,557)
Other non-cash expenses, net	1,704	1,707
Changes in operating assets and liabilities:
Increase in due from third-party managers, net	(31,670)	(24,458)
(Increase) decrease in other assets, net	(551)	670
Increase (decrease) in accounts payable and other liabilities	2,138	(4,385)
Net cash provided by operating activities	48,857	49,139

Cash flows from investing activities:
Disbursements for potential acquisitions, net	-	(432)
Capital improvements	(35,775)	(27,289)
Net proceeds from sale of real estate	-	20,645
Net cash used in investing activities	(35,775)	(7,076)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	211	(142)
Repurchases of common shares	-	(26,306)
Common shares surrendered to satisfy employee withholding requirements	(1,615)	(3,275)
Distributions paid to common shareholders	(56,608)	(69,615)
Proceeds from revolving credit facility	70,100	92,500
Payments on revolving credit facility	(42,000)	(27,000)
Payments of mortgage debt and other loans	(1,602)	(2,034)
Principal payments on finance leases	(205)	(156)
Net cash used in financing activities	(31,719)	(36,028)

Net change in cash, cash equivalents and restricted cash	(18,637)	6,035

Cash, cash equivalents and restricted cash, beginning of period	39,418	44,067

Cash, cash equivalents and restricted cash, end of period	$20,781	$50,102

Supplemental cash flow information:
Interest paid, net	$19,264	$18,579
Income taxes paid	$50	$39

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$18,870	$19,053
Accrued capital expenditures	$6,267	$6,010

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$8,515	$10,253
Restricted cash-furniture, fixtures and other escrows, beginning of period	30,903	33,814
Cash, cash equivalents and restricted cash, beginning of period	$39,418	$44,067

Cash and cash equivalents, end of period	$7,837	$14,917
Restricted cash-furniture, fixtures and other escrows, end of period	12,944	35,185
Cash, cash equivalents and restricted cash, end of period	$20,781	$50,102

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities; therefore, the Company does not consolidate the entities. As of March 31, 2026, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in 37 states and the District of Columbia (“D.C.”), including one hotel with 124 guest rooms classified as held for sale, which was sold in April 2026. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2026.

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

Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This update requires disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU had the option of being applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments had the option of being applied retrospectively by providing the revised disclosures for all periods presented. The Company adopted this ASU within the 2025 Form 10-K using the retrospective approach for all periods presented. The adoption of this ASU only impacted disclosures with no impact on the Company’s consolidated financial statements.

Accounting Standards Recently Issued

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which focuses on improving the disclosures about a public business entity’s amounts and types of expenses. The update mandates that an entity disclose the amounts of specific natural expense categories—such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion—within relevant expense captions presented on the face of the income statement. Additionally, an entity must disclose qualitative descriptions of the composition of any remaining expense not separately disaggregated and disclose the total amount of selling expenses, and in annual reporting periods, its definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2027 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of March 31, 2026, the Company has not adopted this ASU and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Land	$840,101	$841,027
Building and improvements	5,142,663	5,137,909
Furniture, fixtures and equipment	650,945	649,910
Finance ground lease assets	102,084	102,084
Franchise fees	34,630	29,198
	6,770,423	6,760,128
Less accumulated depreciation and amortization	(2,012,971)	(1,972,264)
Investment in real estate, net	$4,757,452	$4,787,864

As of March 31, 2026, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in 37 states and the District of Columbia, including one hotel with 124 guest rooms classified as held for sale, which was sold in April 2026.

As of March 31, 2026, the Company leases all of its 217 hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under a master hotel lease agreement.

Acquisitions

The Company did not acquire any hotels during the three months ended March 31, 2026. During the year ended December 31, 2025, the Company acquired two hotels. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Guest Rooms	Gross Purchase Price
Tampa	FL	Homewood Suites	HHM	6/10/2025	126	$18,800
Nashville	TN	Motto	Chartwell	12/19/2025	260	98,183
					386	$116,983

During 2025, the Company utilized available cash, proceeds from the sales of properties, which included proceeds from two separate like-kind exchanges, in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“1031 Exchange”), and borrowings under its unsecured credit facilities to purchase the Tampa, Florida and Nashville, Tennessee hotels. The acquisitions of these properties were accounted for as acquisitions of asset groups, whereby costs incurred to effect the acquisitions (which were not significant) were capitalized as part of the cost of the assets acquired.

3. Assets Held for Sale and Dispositions

Assets Held for Sale

During the first quarter of 2026, the Company entered into a purchase and sale agreement with an unrelated party for the sale of one hotel for a gross sales price of $8.7 million. Since the buyer under the contract completed its due diligence and made a non-refundable deposit, as of March 31, 2026, the Company classified this hotel as assets held for sale on its consolidated balance sheet at its carrying value (which is less than the contract price, net of costs to sell). The Company completed the sale of the hotel in April 2026.

Dispositions

There were no dispositions during the three months ended March 31, 2026. During the year ended December 31, 2025, the Company sold seven hotels to five unrelated parties for a combined gross sales price of approximately $73.3 million, resulting in a combined gain on the sales of approximately $13.1 million, net of transaction costs, which was included in the Company’s consolidated statement of operations for the year ended December 31, 2025. The seven hotels had a total carrying value of approximately $58.9 million at their respective times of sale. The following table lists the seven hotels sold in 2025:

City	State	Brand	Date Sold	Guest Rooms
Chattanooga	TN	Homewood Suites	2/12/2025	76
Indianapolis	IN	SpringHill Suites	3/19/2025	130
Houston	TX	Marriott	8/18/2025	206
Clovis	CA	Hampton	11/5/2025	86
Clovis	CA	Homewood Suites	11/5/2025	83
Cedar Rapids	IA	Hampton	11/25/2025	103
Cedar Rapids	IA	Homewood Suites	11/25/2025	95
Total				779

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating income (loss) of approximately $(0.1) million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, relating to the results of operations of the eight hotels noted above (the one hotel classified as held for sale at March 31, 2026 and the seven hotels sold in 2025) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results; therefore, the operating results for the period of ownership of these properties are included in income from continuing operations for the three months ended March 31, 2026 and 2025, as applicable. A portion of the proceeds from the sale of the hotel in March 2025 was used to complete a 1031 Exchange for the acquisition of the Homewood Suites in Tampa, Florida, as discussed above in Note 2, which resulted in the deferral of taxable gains of approximately $2.4 million. Similarly, a portion of the proceeds from the sale of two hotels in the fourth quarter was used to complete a 1031 Exchange for the acquisition of the Motto in Nashville, Tennessee, as discussed above in Note 2, which resulted in the deferral of taxable gains of approximately $4.0 million. The net proceeds from the sales of the remaining four hotels in 2025 were used for share repurchases and other general corporate purposes.

4. Debt

Summary

As of March 31, 2026 and December 31, 2025, the Company’s debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility	$89,100	$61,000
Term loans and senior notes, net	1,294,394	1,293,841
Mortgage debt, net	182,186	183,743
Debt, net	$1,565,680	$1,538,584

The aggregate amounts of principal payable under the Company’s total debt obligations as of March 31, 2026 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2026 (April - December)	$292,147
2027	278,602
2028	334,066
2029	162,294
2030	460,016
Thereafter	44,638
1,571,763
Unamortized debt issuance costs	(6,083)
Total	$1,565,680

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual Secured Overnight Financing Rate (“SOFR”) for a one-month term (“one-month SOFR”). Prior to March 2026, nine out of the eleven swaps also included an additional 0.10% SOFR spread adjustment. In March 2026, the Company amended the nine interest rate swaps to remove the 0.10% SOFR spread adjustment. Therefore, as of March 31, 2026, all eleven interest rate swaps receive a floating rate of interest equal to the one-month SOFR with no additional spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect as of March 31, 2026 and December 31, 2025, is set forth below. All dollar amounts are in thousands.

	March 31, 2026	Percentage	December 31, 2025	Percentage
Fixed-rate debt (1)	$992,663	63%	$994,265	64%
Variable-rate debt	579,100	37%	551,000	36%
Total	$1,571,763		$1,545,265
Weighted-average interest rate of debt	4.65%		4.70%

(1)
Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

As of March 31, 2026 and December 31, 2025, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

					Outstanding Balance
	Interest Rate		Maturity Date		March 31, 2026	December 31, 2025
Revolving credit facility (1)	SOFR + 1.40% to 2.25%	(2)	7/25/2026	(3)	$89,100	$61,000

Term loans and senior notes
$275 million term loan	SOFR + 1.35% to 2.20%	(2)	7/25/2027		275,000	275,000
$300 million term loan	SOFR + 1.35% to 2.20%	(2)	1/31/2028		300,000	300,000
$385 million term loan	SOFR + 1.35% to 2.20%		7/31/2030		385,000	385,000
$130 million term loan	SOFR + 1.35% to 2.20%	(2)	7/25/2026	(4)	130,000	130,000
$85 million term loan	SOFR + 1.70% to 2.55%	(2)	12/31/2029		85,000	85,000
$50 million senior notes	3.60% to 4.35%		3/31/2030		50,000	50,000
$75 million senior notes	4.88% to 5.63%		6/2/2029		75,000	75,000
Term loans and senior notes at stated value					1,300,000	1,300,000
Unamortized debt issuance costs					(5,606)	(6,159)
Term loans and senior notes, net					1,294,394	1,293,841

Credit facilities, net (1)					$1,383,494	$1,354,841
Weighted-average interest rate (5)					4.77%	4.83%

(1)
Excludes unamortized debt issuance costs related to the Revolving Credit Facility (as defined below) totaling approximately $0.5 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
In March 2026, the Company amended the terms of the Revolving Credit Facility and each unsecured term loan, as applicable, to remove the 0.10% SOFR spread adjustment.
(3)
The Revolving Credit Facility matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension; however, it plans to pursue refinancing of the maturing debt.
(4)
This loan matures on July 25, 2026, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise this extension; however, it plans to pursue refinancing of the maturing debt.
(5)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $685.0 million of the outstanding variable-rate debt as of March 31, 2026 and December 31, 2025. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR on March 31, 2026 and December 31, 2025 was 3.66% and 3.69%, respectively.

For the unsecured credit facilities noted in the table above, the Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. The revolving credit facility has a maximum borrowing capacity of $650 million (the “Revolving Credit Facility”). Subject to certain conditions, including covenant compliance and payment of additional fees, the Revolving Credit Facility maturity date may be extended up to one year. As of March 31, 2026, the Company had availability of approximately $558.8 million under the Revolving Credit Facility after taking into account a $2.1 million letter of credit. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter. Interest on the Revolving Credit Facility and the unsecured term loans, subject to certain exceptions, is generally payable monthly, with interest rates that have historically been equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin (margin ranges shown in the table above), based upon the Company’s leverage ratio, as calculated under the terms of each respective credit agreement. In March 2026, the Company amended the terms of the Revolving Credit Facility and each unsecured term loan to remove the 0.10% SOFR spread adjustment, with the exception of the $385 million term loan facility, which did not include the 0.10% SOFR spread adjustment. Interest payments on the senior notes are due quarterly, and the interest rates, subject to certain exceptions, have a range of annual rates (shown in the table above) based on the Company’s leverage ratio, as calculated under the terms of each respective note agreement.

Credit Facilities Covenants

The credit agreements governing the unsecured credit facilities contain customary affirmative and negative covenants, restrictions on certain investments and events of default. The credit agreements require that the Company comply with various covenants, which include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. Refer to Note 4 of the Company’s 2025 Form 10-K for additional details. The Company was in compliance with the applicable covenants as of March 31, 2026.

Mortgage Debt

As of March 31, 2026, the Company had approximately $182.7 million in outstanding mortgage debt secured by 10 properties with maturity dates ranging from June 2026 to May 2038, and both stated interest rates and effective interest rates ranging from 3.40% to 4.37%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any debt issuance costs as of March 31, 2026 and December 31, 2025 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of March 31, 2026	Outstanding balance as of December 31, 2025
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	(1)	24,000	19,455	19,601
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	(1)	25,564	18,620	18,839
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	(1)	25,473	18,553	18,772
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	(1)	18,963	13,812	13,975
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	22,271	22,498
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	12,148	12,272
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	13,087	13,174
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	13,087	13,174
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032		33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038		30,000	21,130	21,460
						$231,400	182,663	184,265
Unamortized debt issuance costs							(477)	(522)
Total							$182,186	$183,743

(1)
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

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of March 31, 2026, both the carrying value and the estimated fair value of the Company’s debt were approximately $1.6 billion. As of December 31, 2025, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. Both the carrying value and the estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR. Prior to March 2026, nine out of the eleven swaps also included an additional 0.10% SOFR spread adjustment. In March 2026, the Company amended the nine interest rate swaps to remove the 0.10% SOFR spread adjustment. Therefore, as of March 31, 2026, all eleven interest rate swaps receive a floating rate of interest equal to the one-month SOFR with no additional spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of March 31, 2026 and December 31, 2025. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at March 31, 2026	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	March 31, 2026	December 31, 2025
Active interest rate swaps designated as cash flow hedges at March 31, 2026:
$75,000	8/21/2019	5/18/2021	5/18/2026	1.19%	$242	$688
125,000	11/3/2023	11/3/2023	11/18/2026	4.41%	(586)	(1,061)
50,000	8/2/2024	8/2/2024	8/18/2027	3.53%	64	(196)
50,000	8/1/2024	8/5/2024	8/31/2027	3.74%	(73)	(373)
50,000	3/17/2023	3/20/2023	3/18/2028	3.40%	173	(133)
50,000	3/17/2023	3/20/2023	3/20/2028	3.39%	175	(144)
50,000	8/1/2024	8/5/2024	8/18/2028	3.65%	(124)	(491)
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	203	(114)
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	212	(117)
50,000	7/11/2024	7/18/2024	7/18/2029	3.86%	(513)	(890)
85,000	12/31/2019	12/31/2019	12/31/2029	1.77%	5,309	5,082
$685,000					$5,082	$2,251

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of March 31, 2026, all 11 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $1.7 million of net unrealized gains included in accumulated other comprehensive income at March 31, 2026 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025 (in thousands):

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Interest rate derivatives in cash flow hedging relationships	$3,625	$(4,490)	$794	$2,544

6. Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed as being at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2025 Form 10-K. Below is a summary of the significant related party relationships in effect during the three months ended March 31, 2026 and 2025.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the three months ended March 31, 2026 and 2025 totaled approximately $0.3 million for each respective period, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of March 31, 2026 and December 31, 2025, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.3 million and $0.5 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns an aircraft used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft may from time to time be leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity that is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during the three months ended March 31, 2026 were less than $0.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations. The Company did not use these aircraft during the three months ended March 31, 2025.

7. Shareholders’ Equity

Distributions

For the three months ended March 31, 2026, the Company paid distributions of $0.24 per common share for a total of $56.6 million. During the three months ended March 31, 2025, the Company paid distributions of $0.29 per common share, for a total of $69.6 million. Additionally, in March 2026, the Company declared a monthly cash distribution of $0.08 per common share, totaling $18.9 million, which was recorded as a payable as of March 31, 2026 and paid on April 15, 2026. Distributions declared but not paid at the balance sheet date are included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Issuance of Shares

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s current shelf registration statement. The Company did not sell any common shares under the ATM Program during the three months ended March 31, 2026 or during the year ended December 31, 2025. As of March 31, 2026, $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties.

Share Repurchases

In May 2025, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $262.6 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into, and expects to continue to enter into, written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company did not repurchase any common shares during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 1.9 million of its common shares at a weighted-average market purchase price of approximately $13.61 per common share for an aggregate purchase price, including commissions, of approximately $26.3 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of March 31, 2026, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

8. Compensation Plans

The Company annually establishes an incentive compensation plan for its executive management team, which is approved by the Compensation Committee. Under the incentive compensation plan for 2026 (the “2026 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2026 performance measures, with one-half (50%) of incentive compensation based on operational metrics and performance goals and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational metrics and performance goals, 75% of the operational performance target will be based on the following metrics: Comparable Hotels RevPAR growth, Comparable Hotels Adjusted Hotel EBITDA margin, Adjusted EBITDAre and Modified Funds from Operations per share, equally weighted at 18.75% (non-GAAP financial measures are defined elsewhere within this Quarterly Report on Form 10-Q). The remaining 25% of the operational performance target will be based on the management of balance sheet maturities and allocation of capital to drive shareholder returns. As of March 31, 2026, the range of potential aggregate payouts under the 2026 Incentive Plan was $0 - $30.3 million. Based on performance through March 31, 2026, the Company has accrued approximately $3.8 million as a liability for potential executive incentive compensation payments under the 2026 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of March 31, 2026 and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2026. Approximately 25% of target awards under the 2026 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2024 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2027.

Under the incentive compensation plan for 2025 (the “2025 Incentive Plan”), the Company recorded approximately $3.4 million for executive incentive compensation in general and administrative expenses in its consolidated statement of operations for the three months ended March 31, 2025.

Share-Based Compensation Awards

The following table sets forth information pertaining to the executive share-based compensation issued under the 2025 Incentive Plan and the incentive plan for 2024 (the “2024 Incentive Plan”).

	2025 Incentive Plan		2024 Incentive Plan
Period common shares issued	First Quarter 2026		First Quarter 2025

Common shares earned under each incentive plan	496,996		766,601
Common shares surrendered on issuance date to satisfy tax withholding obligations	128,757		221,309
Common shares earned and issued under each incentive plan, net of common shares surrendered on issuance date to satisfy tax withholding obligations	368,239		545,292
Average of the high and low stock price on issuance date	$12.10		$14.48
Total share-based compensation earned, including the surrendered shares (in millions)	$6.0	(1)	$11.1	(2)
Of the total common shares earned and issued, total common shares unrestricted at time of issuance	175,519		302,438
Of the total common shares earned and issued, total common shares restricted at time of issuance	192,720		242,854

Restricted common shares vesting date	December 11, 2026		December 12, 2025
Common shares surrendered on vesting date to satisfy tax withholding requirements resulting from vesting of restricted common shares	n/a		102,615

(1)
Of the total 2025 executive share-based compensation, approximately $4.8 million was recorded as a liability as of December 31, 2025 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2025. Another $1.2 million, which is subject to vesting on December 11, 2026 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2026. For the three months ended March 31, 2026, the Company recognized approximately $0.3 million of share-based compensation expense related to restricted share awards.
(2)
Of the total 2024 executive share-based compensation, approximately $1.8 million, which vested on December 12, 2025, was recognized as share-based compensation expense proportionately throughout 2025. For the three months ended March 31, 2025, the Company recognized approximately $0.4 million of share-based compensation expense related to restricted share awards.

9. Reportable Segments

The Company owns hotel properties throughout the U.S. that generate guest room rental, food and beverage, and other property-related income. There are no foreign operations from which the Company derives revenues and no assets are held in a foreign country. There are no material concentrations of 10% or more of total revenues allocated to a single customer for the reporting periods presented. The Chief Operating Decision Maker (“CODM”) separately evaluates the performance, allocates capital resources and manages the overall operating and investing strategy of each of its hotel properties individually; therefore, the Company considers each hotel to be an operating segment. However, because each hotel is not individually significant, serves a similar class and mix of business and leisure customers, has similar economic characteristics and risks, facilities, and services, utilizes similar methods to distribute their products and services through third-party management companies, and is subject to similar regulatory environments, the properties have been combined into a single operating segment for reporting purposes. The CODM, who is the Chief Executive Officer of the Company, assesses the performance of each operating segment on a monthly basis using adjusted hotel earnings (loss) before interest expense, income taxes and depreciation and amortization (“Adjusted Hotel EBITDA”), the measure by which the CODM makes day-to-day operating decisions, compares actual results with budgeted and prior year results, invests in capital improvements, and performs competitive analysis of the Company’s operating performance against industry peers.

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
•
actual corporate-level general and administrative expense for the Company, including share-based compensation expense; and
•
operating results from the non-hotel property, prior to recovering possession on April 4, 2025.

The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance, and it is used by management to measure the performance of the Company’s hotels and the effectiveness of the operators of the hotels.

The following table reconciles the Company’s single reportable segment Adjusted Hotel EBITDA to GAAP net income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total revenue	$337,741	$327,702

Less:
Significant hotel operating expenses
Operating	88,665	84,510
Hotel administrative	30,970	29,673
Sales and marketing	29,823	30,286
Utilities	13,232	12,479
Repair and maintenance	17,840	17,142
Franchise fees	16,039	14,553
Management fees	10,368	11,227
Total significant hotel operating expenses	206,937	199,870

Property taxes, insurance & other	22,458	23,361
Other segment items (1)	(133)	(794)

Adjusted Hotel EBITDA	108,479	105,265

General and administrative	(10,796)	(9,228)
Depreciation and amortization	(49,537)	(47,941)
Gain on sale of real estate	-	3,557
Other segment items (1)	(133)	(794)
Interest expense, net	(20,072)	(19,397)
Income tax expense	(242)	(241)

Net income	$27,699	$31,221

(1)
Includes operating results of the New York Property when classified as a non-hotel property through March 2025. On April 4, 2025, the Company recovered possession of the New York Property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. Additionally, for the three months ended March 31, 2026 and 2025, expenses relating to amortization of favorable and unfavorable operating leases and non-cash straight-line operating ground lease expense are included. These items have been included for the purpose of ensuring their exclusion from Adjusted Hotel EBITDA, as they do not reflect the underlying operating performance of the Company's hotels.

Disclosure of the reportable segment’s revenue and profit or loss is included in the Company’s consolidated statements of operations and comprehensive income; its assets are presented in the consolidated balance sheets; and its significant noncash items are provided in its consolidated statements of cash flows, all within this Quarterly Report on Form 10-Q. For the three months ended March 31, 2026 and 2025, the Company invested approximately $27.5 million and $19.6 million in capital expenditures, respectively.

10. Contract Commitments

Purchase Contract Commitments

As of March 31, 2026, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected fixed purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of March 31, 2026, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

Development Project

During the third quarter of 2025, the Company entered into a fixed-price contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively. As of March 31, 2026, the Company has paid $1.6 million in refundable (if the contracted developer does not meet its obligation under the contract) deposits.

11. Subsequent Events

On April 15, 2026, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of March 31, 2026.

On April 15, 2026, the Company completed the sale of its 124-room Hampton located in Rochester, Minnesota, for a gross sales price of approximately $8.7 million.

On April 20, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on May 15, 2026, to shareholders of record as of April 30, 2026.

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

Such factors include, but are not limited to, the ability of the Company to effectively acquire and dispose of properties and redeploy proceeds; the anticipated timing and frequency of shareholder distributions; the ability of the Company to fund capital obligations; the ability of the Company to successfully integrate pending transactions and implement its operating strategy; changes in general political, economic and competitive conditions and specific market conditions (including the potential effects of tariffs, inflation or a recessionary environment); reduced business and leisure travel due to geopolitical uncertainty, including terrorism and acts of war; travel-related health concerns, including widespread outbreaks of infectious or contagious diseases in the U.S.; inclement weather conditions, including natural disasters such as hurricanes, earthquakes and wildfires; government shutdowns, airline strikes or equipment failures, or other disruptions; adverse changes in the real estate and real estate capital markets; financing risks; changes in interest rates; litigation risks; regulatory proceedings or inquiries; and changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust (“REIT”). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), including but not limited to those discussed in the section titled “Risk Factors” in the 2025 Form 10-K. Any forward-looking statement that the Company makes speaks only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the 2025 Form 10-K.

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of March 31, 2026, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia, including one hotel with 124 guest rooms classified as held for sale, which was sold in April 2026. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. The hotels are operated and managed under separate management agreements with 15 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, as of March 31, 2026, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected fixed purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of March 31, 2026, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

During the third quarter of 2025, the Company entered into a fixed-price contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the three months ended March 31, 2026, the Company entered into a purchase and sale agreement with an unrelated party for the sale of one hotel for a gross sales price of $8.7 million. Since the buyer under the contract completed its due diligence and made a non-refundable deposit, as of March 31, 2026, the Company classified this hotel as assets held for sale on its consolidated balance sheet at its carrying value (which is less than the contract price, net of costs to sell). The Company completed the sale of the hotel in April 2026.

See Note 3 titled “Assets Held for Sale and Dispositions” and Note 10 titled “Contract Commitments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

As of March 31, 2026, the Company’s independent boutique hotel in New York, New York (the “New York Property”) was included in the Company’s hotel and guest room counts. On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel's 209 guest rooms through a third-party manager engaged by the Company. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator. Following the third-party hotel operator's failure to make lease payments, the Company commenced legal proceedings in 2024 to remove the third-party hotel operator from possession of the property. In April 2025, the Company and the third-party hotel operator entered into an agreement to mutually release all claims, to terminate the lease and for the third-party hotel operator to voluntarily surrender possession of the property back to the Company.

Hotel Operations

As of March 31, 2026, the Company owned 217 hotels, including one hotel classified as held for sale, with a total of 29,583 guest rooms as compared to 219 hotels with a total of 29,558 guest rooms as of March 31, 2025. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and the prior year. During the three months ended March 31, 2026, the Company did not acquire or dispose of any properties. During the three months ended March 31, 2025, the Company did not acquire any properties, but sold two properties, including one property sold on February 12, 2025 and one property sold on March 19, 2025. On April 4, 2025, the Company recovered possession from a third-party hotel operator and reinstated operations of its 209-guest-room New York Property through a third-party manager engaged by the Company.

Management Company Transitions

The Company continually evaluates the performance of each property and may transfer management responsibilities to a different third-party manager to improve operational efficiency and maximize asset value. In markets or regions where the Company owns multiple properties, it may consolidate hotels under specific third-party managers to leverage regional expertise, gain operating efficiencies, and enhance overall portfolio performance. During the three months ended March 31, 2026, the Company transitioned the remaining nine hotels managed by affiliates of Marriott, as of December 31, 2025, to separate management companies that are not affiliated with Marriott, Hilton or Hyatt. In 2025, the Company transitioned the management responsibilities for nine other hotels to different third-party management companies with which it already had existing management agreements for other properties, a portion of which involved transitions from hotels previously managed by affiliates of Marriott to management companies unaffiliated with Marriott, Hilton, or Hyatt.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended March 31,
(in thousands, except statistical data)	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change
Total revenue	$337,741	100.0%	$327,702	100.0%	3.1%
Hotel operating expense	206,937	61.3%	199,870	61.0%	3.5%
Property taxes, insurance and other expense	22,458	6.6%	23,361	7.1%	-3.9%
General and administrative expense	10,796	3.2%	9,228	2.8%	17.0%

Depreciation and amortization expense	49,537		47,941		3.3%
Gain on sale of real estate	-		3,557		n/a
Interest and other expense, net	20,072		19,397		3.5%
Income tax expense	242		241		0.4%

Net income	27,699		31,221		-11.3%
Adjusted Hotel EBITDA (1)	108,479		105,265		3.1%

Number of hotels owned at end of period	217		219		-0.9%
ADR	$157.19		$156.24		0.6%
Occupancy	72.8%		71.1%		2.4%
RevPAR	$114.43		$111.04		3.1%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 216 hotels owned and held for use as of March 31, 2026 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 216 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Three Months Ended March 31,
	2026	2025	Percent Change
ADR	$157.35	$157.26	0.1%
Occupancy	72.8%	71.3%	2.1%
RevPAR	$114.61	$112.14	2.2%

Same Store Operating Results

The following table reflects certain operating statistics for the 213 hotels owned and held for use by the Company as of January 1, 2025 and during the entirety of the reporting periods being compared, excluding the New York Property (“Same Store Hotels”).

	Three Months Ended March 31,
	2026	2025	Percent Change
ADR	$157.24	$157.06	0.1%
Occupancy	73.2%	71.3%	2.7%
RevPAR	$115.04	$111.91	2.8%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. The Company’s Comparable Hotels and Same Store Hotels revenue and operating results increased modestly for the three months ended March 31, 2026, compared to the same period in 2025, reflecting improvement in demand beyond the impact of prior-year headwinds, including reduced government travel following the current administration's efforts to curtail government spending and broader macroeconomic uncertainty in the U.S. The Company expects RevPAR to improve seasonally over the remainder of the year. Prior expectations were for full-year 2026 RevPAR to be in line with 2025, consistent with broader industry chain-scale outlooks; however, based on performance through the first quarter, the Company currently expects full-year 2026 RevPAR to modestly exceed 2025 levels, assuming no material changes in the macroeconomic environment.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended March 31, 2026 and 2025, the Company had total revenue of $337.7 million and $327.7 million, respectively. For the three months ended March 31, 2026 and 2025, respectively, Comparable Hotels achieved combined average occupancy of 72.8% and 71.3%, ADR of $157.35 and $157.26, and RevPAR of $114.61 and $112.14. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same period in 2025, during the three months ended March 31, 2026, the Company’s Comparable Hotels ADR generally remained unchanged while occupancy increased by 2.1% resulting in an increase in Comparable Hotels RevPAR of 2.2%. Revenue increased for the three months ended March 31, 2026 compared to the same period in 2025, reflecting improved demand beyond the impact of prior-year headwinds, including reduced government travel and broader U.S. macroeconomic uncertainty in the first quarter of 2025 following the current administration’s efforts to curtail government spending. Markets with significantly above-average growth in the first quarter of 2026, compared to the same period in 2025, for the Company included Anchorage, Chicago, Fort Lauderdale, Las Vegas, Madison, Miami, Oklahoma City and Seattle. For the remainder of 2026, the Company expects RevPAR to be similar for its Comparable Hotels as compared to 2025, which is consistent with broader expectations for applicable industry chain scale averages assuming the current macroeconomic environment continues. Future revenues could be negatively impacted by, among other things, historical seasonal trends, deterioration of consumer sentiment, a recessionary macroeconomic environment, inflationary pressures, a continuation of reduced government travel or continued geopolitical uncertainty.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended March 31, 2026 and 2025, hotel operating expense totaled $206.9 million and $199.9 million, respectively, or 61.3% and 61.0% of total revenue for the respective periods. The increase in hotel operating expense for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily driven by higher occupancy levels, which resulted in increased variable operating expenses, including labor, utilities and administrative costs. While these costs naturally increase with improved operating performance, such expenses have been well controlled by the Company relative to the additional occupancy-driven activity. Additionally, ongoing inflationary pressures across the broader economy contributed to the increase in operational costs for the period. While payroll costs remain elevated due to a competitive labor market, wage growth has moderated, and management companies have continued to reduce their use of contract labor. For the remainder of 2026, the Company anticipates a similar operating expense environment. The Company continues to monitor its management companies’ efforts to realize operational efficiencies and mitigate the impact of cost pressures resulting from inflation and a tight labor market. The Company will continue to support its management companies to implement adjustments to the hotel operating model in response to continued changes in the operating environment and guest preferences, including their efforts to maximize operational efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the three months ended March 31, 2026 and 2025 totaled $22.5 million and $23.4 million, respectively, or 6.6% and 7.1% of total revenue for the respective periods. The decrease in property taxes, insurance and other expense for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to decreases in property insurance premiums and successful appeals of real estate tax assessments from prior periods in certain jurisdictions. The Company will continue to proactively pursue tax assessment appeals in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2026 and 2025 was $10.8 million and $9.2 million, respectively, or 3.2% and 2.8% of total revenue for the respective periods. The principal components of general and administrative expense are payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The increase in general and administrative expense for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to increased accruals for anticipated performance under the Company’s executive incentive compensation plan.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $49.5 million and $47.9 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods owned. For the three months ended March 31, 2026, depreciation and amortization expense slightly increased by approximately $1.6 million as compared to the same period in 2025, primarily due to the acquisitions of two hotels in the second and fourth quarters of 2025, which had higher purchase prices compared to the carrying values of the seven hotels disposed of in 2025, as well as renovations completed throughout 2025 and the first quarter of 2026.

Interest and Other Expense, net

Interest and other expense, net, for the three months ended March 31, 2026 and 2025 was $20.1 million and $19.4 million, respectively. Interest and other expense, net, for the three months ended March 31, 2026 and 2025 is net of approximately $0.8 million, in each respective period, of interest capitalized associated with renovation projects.

Interest expense related to the Company’s debt instruments for the three months ended March 31, 2026 increased slightly compared to the same period of 2025 as a result of higher average borrowings associated with variable-rate debt, partially offset by lower average interest rates on the Company's fixed and variable-rate debt and lower average borrowings associated with fixed-rate debt. The Company anticipates interest expense for the remainder of 2026 will be relatively similar to the interest expense for the same period of 2025 as a result of increased borrowings being offset by lower average interest rates. The proportion of variable-rate debt that is fixed by interest rate swaps was lower over the three months ended March 31, 2026 compared to the same period of 2025, as the Company had three interest rate swaps in effect on $150.0 million of variable-rate debt mature during 2025. However, this was partially offset as the Company entered into two new interest rate swaps in effect on $100.0 million of variable-rate debt during the third quarter of 2025, but at higher fixed rates than the swap agreements that expired. If the Company continues to replace expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to be at higher rates than the expiring swap agreements.

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

The Company calculates MFFO by further adjusting FFO for the exclusion of amortization of finance ground lease assets, amortization of favorable and unfavorable operating leases, net, non-cash straight-line operating ground lease expense and share-based compensation expense, as these expenses do not reflect the underlying performance of the related hotels. The Company presents MFFO when evaluating its performance because it believes that it provides further useful supplemental information to investors regarding its ongoing operating performance. In addition, MFFO is a component of a key compensation measure of operational performance within the 2026 Incentive Plan.

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$27,699	$31,221
Depreciation of real estate owned	48,778	47,181
Gain on sale of real estate	-	(3,557)
Funds from operations	76,477	74,845
Amortization of finance ground lease assets	759	759
Amortization of favorable and unfavorable operating leases, net	102	102
Non-cash straight-line operating ground lease expense	31	33
Share-based compensation expense (1)	2,914	3,068
Modified funds from operations	$80,283	$78,807

(1)
Effective January 1, 2026, in calculating MFFO, the Company began to exclude share-based compensation expense, as it represents a non-cash transaction, consistent with the MFFO presentation of the majority of other public lodging REITs. Prior year results have been updated to conform with the current year presentation.

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

The Company also considers the exclusion of non-cash straight-line operating ground lease expense and share-based compensation expense from EBITDAre useful, as these expenses do not reflect the underlying performance of the related hotels (Adjusted EBITDAre).

The Company further excludes corporate expense, defined as actual corporate-level general and administrative expense, excluding share-based compensation expense, for the Company as well as Adjusted EBITDAre from the non-hotel property (the New York Property) from Adjusted EBITDAre (Adjusted Hotel EBITDA) to isolate property-level operational performance over which the Company’s hotel operators have direct control. The Company believes Adjusted Hotel EBITDA provides useful supplemental information to investors regarding operating performance and it is used by management to measure the performance of the Company’s hotels and effectiveness of the operators of the hotels. In addition, Adjusted EBITDAre and Adjusted Hotel EBITDA are both components of key compensation measures of operational performance within the 2026 Incentive Plan.

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$27,699	$31,221
Depreciation and amortization	49,537	47,941
Amortization of favorable and unfavorable operating leases, net	102	102
Interest and other expense, net	20,072	19,397
Income tax expense	242	241
EBITDA	97,652	98,902
Gain on sale of real estate	-	(3,557)
EBITDAre	97,652	95,345
Non-cash straight-line operating ground lease expense	31	33
Share-based compensation expense (1)	2,914	3,068
Adjusted EBITDAre	100,597	98,446
Corporate expense	7,882	6,160
Adjusted EBITDAre from non-hotel property (2)	-	659
Adjusted Hotel EBITDA	$108,479	$105,265

(1)
Effective January 1, 2026, in calculating Adjusted EBITDAre, the Company began to exclude share-based compensation expense, as it represents a non-cash transaction and the add back to net income is consistent with the calculation of Adjusted EBITDA for the Company’s financial covenant ratios under its credit facilities and consistent with the presentation of Adjusted EBITDA for the majority of other public lodging REITs. Prior year results have been updated to conform with the current year presentation.
(2)
Non-hotel property consists of the results of the New York Property that was leased to a third-party hotel operator before possession was recovered and operations reinstated through a third-party manager on April 4, 2025. This property’s Adjusted EBITDAre results are not included in Adjusted Hotel EBITDA beginning with the second half of 2023 through the first quarter of 2025.

Hotels Owned

As of March 31, 2026, the Company owned 217 hotels with an aggregate of 29,583 guest rooms located in 37 states and the District of Columbia, including one hotel with 124 guest rooms classified as held for sale which was sold in April 2026. The following tables summarize the number of hotels and guest rooms by brand and by state:

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

The following table summarizes the location, brand, manager, date acquired or completed and number of guest rooms for each of the 217 hotels that the Company owned as of March 31, 2026. As noted below, as of March 31, 2026, 14 of the Company’s properties are subject to ground leases and 10 of its hotels are encumbered by mortgage debt.

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(1)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(1)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(1)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(1)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(1)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(2)
Burbank	CA	Residence Inn	Huntington	3/1/2014	166
Burbank	CA	SpringHill Suites	Huntington	7/13/2015	170	(2)
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Huntington	9/1/2016	142
Oceanside	CA	Residence Inn	Huntington	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(2)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(2)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	122
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(2)
San Juan Capistrano	CA	Residence Inn	Dimension	9/1/2016	130	(1)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(2)

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90
Tustin	CA	Fairfield	Huntington	9/1/2016	145
Tustin	CA	Residence Inn	Huntington	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(1)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Crestline	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Crestline	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(1)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Tampa	FL	Homewood Suites	HHM	6/10/2025	126
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(1)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(1)
Davenport	IA	Hampton	Chartwell	9/1/2016	103
Boise	ID	Hampton	Raymond	4/30/2010	186	(2)
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(1)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft Hotels	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(2)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
Rochester	MN	Hampton	Raymond	8/3/2009	124	(3)
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	HHM	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Highgate	12/27/2023	300
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	212	(1)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Motto	Chartwell	12/19/2025	260
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Western	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	Dimension	11/2/2010	145
Austin	TX	Fairfield	Dimension	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Shenandoah	TX	Courtyard	LBA	9/1/2016	124
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	North Central	3/1/2014	114
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
Salt Lake City	UT	Residence Inn	North Central	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	North Central	11/2/2010	143
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	HHM	3/1/2014	178
Alexandria	VA	SpringHill Suites	HHM	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(2)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(1)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(2)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Madison	WI	Embassy Suites	Raymond	6/20/2024	262
Washington, D.C.	-	AC Hotels	HHM	3/25/2024	234
Total					29,583

(1)
Property is subject to a ground lease.
(2)
Hotel is encumbered by a mortgage.
(3)
Hotel is classified as held for sale as of March 31, 2026, and was sold in April 2026.

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

As of March 31, 2026, the Company had $1.6 billion of total outstanding debt consisting of $182.7 million of mortgage debt and $1.4 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs. As of March 31, 2026, the Company had available corporate cash on hand of approximately $7.8 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $558.8 million after taking into account a $2.1 million letter of credit.

The credit agreements governing the unsecured credit facilities contain customary affirmative and negative covenants and events of default. The covenants include, among others, a minimum tangible net worth, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of March 31, 2026.

See Note 4, titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for details regarding the Company’s debt agreements as of March 31, 2026.

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

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under the ATM Program. No common shares were sold under the Company’s ATM Program during the three months ended March 31, 2026 or during the year ended December 31, 2025. As of March 31, 2026, $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. On March 19, 2026, the Company declared a monthly cash distribution of $0.08 per common share, paid on April 15, 2026, to shareholders of record as of March 31, 2026. For the three months ended March 31, 2026, the Company paid distributions of $0.24 per common share for a total of $56.6 million. Subsequent to quarter end, on April 20, 2026, the Company declared a monthly cash distribution of $0.08 per common share, payable on May 15, 2026, to shareholders of record as of April 30, 2026.

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

Share Repurchases

In May 2025, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $262.6 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2026 if not terminated or extended earlier. The Company previously entered into, and expects to continue to enter into, written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company did not repurchase any common shares during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company purchased, under its Share Repurchase Program, approximately 1.9 million of its common shares at a weighted-average market purchase price of approximately $13.61 per common share for an aggregate purchase price, including commissions, of approximately $26.3 million. Purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of March 31, 2026, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishment of furniture, fixtures, and equipment at the applicable hotels, based on a percentage of the hotel’s gross revenues, provided that such amount may be used for the Company’s capital expenditures with respect to those hotels. As of March 31, 2026, the Company held approximately $8.8 million in reserves related to these properties. During the three months ended March 31, 2026, the Company invested approximately $27.5 million in capital expenditures. The Company anticipates spending approximately $80 million to $90 million during 2026, which includes various comprehensive renovation projects for approximately 21 properties, however, inflationary pressures, supply chain shortages or tariffs, among other issues, may result in increased costs and delays for anticipated projects.

During the third quarter of 2025, the Company entered into a fixed-price contract to develop a dual-branded property which will include an AC Hotel and a Residence Inn in Las Vegas, Nevada on land the Company owns that is adjacent to its SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the hotels, which are currently planned to be completed and opened for business in the second quarter of 2028.

Upcoming Debt Maturities and Debt Service Payments

As of March 31, 2026, the Company had approximately $359.7 million of principal and interest payments due on its debt over the next 12 months. Included in this total is a $19.5 million mortgage that matures in the second quarter of 2026, a $51.0 million mortgage covering three properties that matures in the fourth quarter of 2026, an $89.1 million Revolving Credit Facility balance at March 31, 2026, and a $130.0 million unsecured term loan, both of which mature in the third quarter of 2026. The Company plans to pay outstanding amounts and service payments due upon the upcoming debt maturity dates using one or a combination of any of the following: funds from operations, borrowings under its Revolving Credit Facility, proceeds from new financing, available credit extensions under its unsecured credit facilities or by refinancing the maturing debt. The Company may also pursue amendments with its lenders to extend the maturity date of any expiring loans. Both the $130 million term loan facility and the Revolving Credit Facility mature on July 25, 2026, but they can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees. The Company presently has the ability to exercise both of these extensions; however, it plans to pursue refinancing of the maturing debt.

Interest expense related to the Company’s unsecured credit facilities over the next 12 months is expected to be similar to the previous 12 months, with similar borrowings and slightly lower average interest rates. The average proportion of variable-rate debt that is fixed by interest rate swaps is expected to be lower over the next 12 months compared to the three months ended March 31, 2026. The Company has two interest rate swaps in effect on $200.0 million of variable-rate debt that will mature in 2026. If the Company replaces expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to generally be at higher rates than the expiring swap agreements. See Note 4 titled “Debt” and Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more detail regarding future maturities of the Company’s debt instruments and interest rate swap agreements as of March 31, 2026.

Purchase Contract Commitments

As of March 31, 2026, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected fixed purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of March 31, 2026, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

As mentioned in the “Capital Improvements” section above, during the third quarter of 2025, the Company entered into a fixed-price contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. See Note 10 titled “Contract Commitments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q for more detail regarding this development project.

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

Impact of Inflation

The Company relies on the performance of its hotels and the ability of its hotel operators to increase revenue to keep pace with inflation. Hotel operators, in general, possess the ability to adjust room rates daily to reflect the effects of inflation on the Company’s operating expenses. However, competitive pressures and other factors could limit the operators’ ability to raise room rates and, as a result, the Company may not be able to offset such increased operating expenses with increases in revenue. Additionally, tariff-induced inflation could increase certain operating and renovation costs, as some supplies, furniture, fixtures and equipment and construction materials are imported, as well as negatively impact leisure travel by reducing the discretionary income of consumers.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Company’s financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the Company’s Unaudited Consolidated Financial Statements and Notes thereto. The Company has discussed those policies and estimates that it believes are critical and require the use of complex judgment in their application in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 23, 2026. There have been no material changes to the Company’s critical accounting policies or the methods or assumptions applied.

Subsequent Events

On April 15, 2026, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of March 31, 2026.

On April 15, 2026, the Company completed the sale of its 124-room Hampton located in Rochester, Minnesota, for a gross sales price of approximately $8.7 million.

On April 20, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on May 15, 2026, to shareholders of record as of April 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate debt that is not fixed by interest rate swaps. As of March 31, 2026, after giving effect to interest rate swaps, as described below, approximately $579.1 million, or approximately 37% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of March 31, 2026, every 100 basis point change in interest rates will impact the Company’s annual net income by approximately $5.8 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of March 31, 2026, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $89.1 million in borrowings outstanding under its Revolving Credit Facility and $1.2 billion of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of March 31, 2026, the Company had 11 interest rate swap agreements that effectively fix the interest payments on approximately $685.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from May 2026 to December 2029. Under the terms of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of March 31, 2026.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at March 31, 2026. All dollar amounts are in thousands.

	April 1 - December 31, 2026	2027	2028	2029	2030	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$292,147	$278,602	$334,066	$162,294	$460,016	$44,638	$1,571,763	$1,552,811
Average interest rates (1)	4.7%	4.7%	4.6%	4.6%	4.6%	3.7%

Variable-rate debt:
Maturities	$219,100	$275,000	$300,000	$85,000	$385,000	$-	$1,264,100	$1,265,253
Average interest rates (1)	4.8%	4.8%	4.8%	4.9%	5.0%	n/a

Fixed-rate debt:
Maturities	$73,047	$3,602	$34,066	$77,294	$75,016	$44,638	$307,663	$287,558
Average interest rates	4.0%	4.1%	4.1%	3.9%	3.6%	3.7%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

The Company’s senior management evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Company’s senior management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of all share repurchases during the first quarter of 2026.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2026	-	-	-	$242,507
February 1 - February 28, 2026	-	-	-	$242,507
March 1 - March 31, 2026 (2)	133,475	$12.10	-	$242,507
Total	133,475		-

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

Item 5. Other Information.

Trading Arrangements

No director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

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

10.1

First Amendment dated as of March 18, 2026, to the Third Amended and Restated Credit Agreement dated as of July 25, 2022, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as Administrative Agent, KeyBank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Regions Bank as Managing Agent, the Lenders and Letter of Credit Issuers party thereto, and BofA Securities, Inc., KeyBanc Capital Markets, Wells Fargo Securities, LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners (FILED HEREWITH)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: May 4, 2026
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: May 4, 2026
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial Officer)