Form 10-Q
period 2026-09-30
Apple Hospitality REIT, Inc.
filed 2026-11-05
CIK 1418121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of registrant’s common shares outstanding as of October 26, 2026: 236,102,620

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Apple Hospitality REIT, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation and amortization of $2,074,366 and $1,972,264, respectively	$4,660,396	$4,787,864
Assets held for sale	38,121	-
Cash and cash equivalents	42,674	8,515
Restricted cash-furniture, fixtures and other escrows	8,444	30,903
Due from third-party managers, net	61,915	32,952
Other assets, net	58,597	41,944
Total Assets	$4,870,147	$4,902,178

Liabilities
Debt, net	$1,479,113	$1,538,584
Finance lease liabilities	110,610	111,094
Accounts payable and other liabilities	129,374	103,905
Total Liabilities	1,719,097	1,753,583

Shareholders’ Equity
Preferred stock, authorized 30,000,000 shares; none issued and outstanding	-	-
Common stock, no par value, authorized 800,000,000 shares; issued and outstanding 236,102,620 and 235,635,813 shares, respectively	4,725,135	4,719,900
Accumulated other comprehensive income	14,272	2,251
Accumulated distributions greater than net income	(1,588,357)	(1,573,556)
Total Shareholders’ Equity	3,151,050	3,148,595

Total Liabilities and Shareholders’ Equity	$4,870,147	$4,902,178

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Room	$362,027	$339,986	$1,031,858	$985,439
Food and beverage	16,724	15,734	51,467	49,419
Other	19,581	18,158	55,301	51,092
Total revenue	398,332	373,878	1,138,626	1,085,950

Expenses:
Hotel operating expense:
Operating	97,287	93,958	283,195	272,611
Hotel administrative	32,594	32,742	96,957	95,056
Sales and marketing	33,580	32,994	97,047	96,880
Utilities	15,642	14,928	41,517	39,251
Repair and maintenance	19,138	18,210	56,130	53,658
Franchise fees	19,064	16,659	54,284	48,287
Management fees	12,169	12,469	34,863	36,651
Total hotel operating expense	229,474	221,960	663,993	642,394
Property taxes, insurance and other	21,619	22,449	65,876	68,679
General and administrative	10,915	7,528	34,870	24,820
Impairment of depreciable real estate	4,317	5,724	6,636	5,724
Depreciation and amortization	49,809	48,100	148,998	144,063
Total expense	316,134	305,761	920,373	885,680

Gain on sale of real estate	-	4,380	112	7,937

Operating income	82,198	72,497	218,365	208,207

Interest and other expense, net	(21,467)	(21,375)	(62,356)	(61,735)

Income before income taxes	60,731	51,122	156,009	146,472

Income tax expense	(258)	(242)	(760)	(723)

Net income	$60,473	$50,880	$155,249	$145,749

Other comprehensive income (loss):
Interest rate derivatives	5,883	(1,386)	12,021	(12,743)

Comprehensive income	$66,356	$49,494	$167,270	$133,006

Basic and diluted net income per common share	$0.26	$0.21	$0.66	$0.61

Weighted average common shares outstanding - basic and diluted	236,171	237,072	236,145	238,255

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands, except per share data)

Three Months Ended September 30, 2026 and 2025
	Common Stock		Accumulated Other	Accumulated Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at June 30, 2026	236,083	$4,724,605	$8,389	$(1,592,148)	$3,140,846
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	8	502	-	-	502
Issuance of common shares, net	12	28	-	-	28
Interest rate derivatives	-	-	5,883	-	5,883
Net income	-	-	-	60,473	60,473
Distributions declared to shareholders ($0.24 per share)	-	-	-	(56,682)	(56,682)
Balance at September 30, 2026	236,103	$4,725,135	$14,272	$(1,588,357)	$3,151,050

Balance at June 30, 2025	236,990	$4,735,003	$4,230	$(1,540,448)	$3,198,785
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	12	663	-	-	663
Equity issuance costs	-	(77)	-	-	(77)
Common shares repurchased	(170)	(2,039)	-	-	(2,039)
Interest rate derivatives	-	-	(1,386)	-	(1,386)
Net income	-	-	-	50,880	50,880
Distributions declared to shareholders ($0.24 per share)	-	-	-	(56,885)	(56,885)
Balance at September 30, 2025	236,832	$4,733,550	$2,844	$(1,546,453)	$3,189,941

Nine Months Ended September 30, 2026 and 2025
	Common Stock		Accumulated Other	Accumulated Distributions
	Number of Shares	Amount	Comprehensive Income (Loss)	Greater Than Net Income	Total

Balance at December 31, 2025	235,636	$4,719,900	$2,251	$(1,573,556)	$3,148,595
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	433	5,106	-	-	5,106
Issuance of common shares, net	34	129	-	-	129
Interest rate derivatives	-	-	12,021	-	12,021
Net income	-	-	-	155,249	155,249
Distributions declared to shareholders ($0.72 per share)	-	-	-	(170,050)	(170,050)
Balance at September 30, 2026	236,103	$4,725,135	$14,272	$(1,588,357)	$3,151,050

Balance at December 31, 2024	239,766	$4,771,005	$15,587	$(1,520,733)	$3,265,859
Share-based compensation, net of common shares surrendered to satisfy employee tax withholding requirements	599	8,256	-	-	8,256
Equity issuance costs	-	(482)	-	-	(482)
Common shares repurchased	(3,533)	(45,229)	-	-	(45,229)
Interest rate derivatives	-	-	(12,743)	-	(12,743)
Net income	-	-	-	145,749	145,749
Distributions declared to shareholders ($0.72 per share)	-	-	-	(171,469)	(171,469)
Balance at September 30, 2025	236,832	$4,733,550	$2,844	$(1,546,453)	$3,189,941

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$155,249	$145,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,998	144,063
Impairment of depreciable real estate	6,636	5,724
Gain on sale of real estate	(112)	(7,937)
Other non-cash expenses, net	5,092	5,132
Changes in operating assets and liabilities:
Increase in due from third-party managers, net	(28,963)	(18,320)
Increase in other assets, net	(3,207)	(1,513)
Increase in accounts payable and other liabilities	25,754	11,481
Net cash provided by operating activities	309,447	284,379

Cash flows from investing activities:
Acquisition of hotel properties, net	-	(18,871)
Disbursements for potential acquisitions, net	(8)	(3,661)
Capital improvements	(66,706)	(58,809)
Net proceeds from sale of real estate	8,644	36,242
Net cash used in investing activities	(58,070)	(45,099)

Cash flows from financing activities:
Net proceeds (disbursements) related to issuance of common shares	177	(422)
Repurchases of common shares	-	(45,229)
Common shares surrendered to satisfy employee withholding requirements	(1,907)	(3,275)
Distributions paid to common shareholders	(169,843)	(183,477)
Proceeds from revolving credit facility	89,100	173,000
Payments on revolving credit facility	(150,100)	(255,500)
Proceeds from term loans and senior notes	30,000	385,000
Payments on term loans and senior notes	-	(225,000)
Payments of mortgage debt and other loans	(24,003)	(39,071)
Principal payments on finance leases	(651)	(501)
Financing costs	(12,450)	(3,517)
Net cash used in financing activities	(239,677)	(197,992)

Net change in cash, cash equivalents and restricted cash	11,700	41,288

Cash, cash equivalents and restricted cash, beginning of period	39,418	44,067

Cash, cash equivalents and restricted cash, end of period	$51,118	$85,355

Supplemental cash flow information:
Interest paid, net	$59,180	$59,895
Income taxes paid	$1,102	$1,009

Supplemental disclosure of noncash investing and financing activities:
Accrued distribution to common shareholders	$18,874	$18,927
Accrued capital expenditures	$22,615	$4,576

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$8,515	$10,253
Restricted cash-furniture, fixtures and other escrows, beginning of period	30,903	33,814
Cash, cash equivalents and restricted cash, beginning of period	$39,418	$44,067

Cash and cash equivalents, end of period	$42,674	$50,290
Restricted cash-furniture, fixtures and other escrows, end of period	8,444	35,065
Cash, cash equivalents and restricted cash, end of period	$51,118	$85,355

See notes to consolidated financial statements.

Apple Hospitality REIT, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Apple Hospitality REIT, Inc., formed in November 2007 as a Virginia corporation, together with its wholly-owned subsidiaries (the “Company”), is a self-advised real estate investment trust (“REIT”) that invests in income-producing real estate, primarily in the lodging sector, in the United States (“U.S.”). The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes only one reportable segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Although the Company has interests in potential variable interest entities through its purchase commitments, it is not the primary beneficiary as the Company does not have any elements of power in the decision-making process of these entities; therefore, the Company does not consolidate the entities. As of September 30, 2026, the Company owned 216 hotels with an aggregate of 29,459 guest rooms located in 37 states and the District of Columbia (“D.C.”), including four hotels with 387 guest rooms classified as held for sale, which are expected to be sold in the fourth quarter of 2026. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “APLE.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2026.

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

Accounting Standards Recently Issued

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which focuses on improving the disclosures about a public business entity’s amounts and types of expenses. The update mandates that an entity disclose the amounts of specific natural expense categories—such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion—within relevant expense captions presented on the face of the income statement. Additionally, an entity must disclose qualitative descriptions of the composition of any remaining expense not separately disaggregated and disclose the total amount of selling expenses, and in annual reporting periods, its definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2027 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2026, the Company has not adopted this ASU and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

2. Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Land	$833,315	$841,027
Building and improvements	5,091,600	5,137,909
Furniture, fixtures and equipment	656,558	649,910
Finance ground lease assets	102,084	102,084
Franchise fees	34,290	29,198
Construction in progress	16,915	-
	6,734,762	6,760,128
Less accumulated depreciation and amortization	(2,074,366)	(1,972,264)
Investment in real estate, net	$4,660,396	$4,787,864

As of September 30, 2026, the Company owned 216 hotels with an aggregate of 29,459 guest rooms located in 37 states and the District of Columbia, including four hotels with 387 guest rooms classified as held for sale, which are expected to be sold in the fourth quarter of 2026. The Company’s hotel and guest room counts as of September 30, 2026 include its independent boutique hotel in New York, New York (the “New York Property”). On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. Therefore, starting in April 2025, the New York Property was included in the Company’s hotel and guest room counts. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator.

The Company leases all of its 216 hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under a master hotel lease agreement.

Acquisitions

The Company did not acquire any hotels during the nine months ended September 30, 2026. During the year ended December 31, 2025, the Company acquired two hotels. The following table sets forth the location, brand, manager, date acquired, number of guest rooms and gross purchase price, excluding transaction costs, for each property. All dollar amounts are in thousands.

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

3. Assets Held for Sale and Dispositions

Assets Held for Sale

During the third quarter of 2026, the Company entered into three purchase and sale agreements with two unrelated parties to sell four hotels for an aggregate gross sales price of $50.3 million. Because the buyer under each contract made a non-refundable deposit, as of September 30, 2026, the Company classified the four hotels as assets held for sale on its consolidated balance sheet. As of September 30, 2026, three of the hotels were recorded at their respective carrying values, each of which was less than its contracted sales price, net of costs to sell. The fourth hotel held for sale was recorded at its estimated fair value less costs to sell, which was based on its contracted sales price, resulting in an impairment loss recognized during the third quarter of 2026, as described below. All four hotels are expected to be sold in the fourth quarter of 2026.

Dispositions

The Company sold one hotel, a 124-guest-room Hampton in Rochester, Minnesota, during the nine months ended September 30, 2026. The hotel was sold on April 15, 2026, to an unrelated party for a gross sales price of approximately $8.7 million, resulting in a gain on the sale of approximately $0.2 million, net of transaction costs, which is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2026. The hotel had a total carrying value of approximately $8.3 million at the time of the sale. During the year ended December 31, 2025, the Company sold seven hotels to five unrelated parties for a combined gross sales price of approximately $73.3 million, resulting in a combined gain on the sales of approximately $13.1 million, net of transaction costs, which was included in the Company’s consolidated statement of operations for the year ended December 31, 2025. The seven hotels had a total carrying value of approximately $58.9 million at their respective times of sale. The following table lists the seven hotels sold in 2025:

City	State	Brand	Date Sold	Guest Rooms
Chattanooga	TN	Homewood Suites	2/12/2025	76
Indianapolis	IN	SpringHill Suites	3/19/2025	130
Houston	TX	Marriott	8/18/2025	206
Clovis	CA	Hampton	11/5/2025	86
Clovis	CA	Homewood Suites	11/5/2025	83
Cedar Rapids	IA	Hampton	11/25/2025	103
Cedar Rapids	IA	Homewood Suites	11/25/2025	95
Total				779

Excluding gains on sale of real estate, the Company’s consolidated statements of operations include operating losses of approximately $2.5 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively, relating to the results of operations of the 12 hotels noted above (the four hotels held for sale at September 30, 2026, one hotel sold in the first nine months of 2026 and the seven hotels sold in 2025) for the period of ownership. The sale of these properties does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results; therefore, the operating results for the period of ownership of these properties are included in income from continuing operations for the three and nine months ended September 30, 2026 and 2025, as applicable. The net proceeds from the sale of the one hotel in April 2026 were used to repay amounts outstanding under the $650 million revolving credit facility, as defined in Note 4 below. A portion of the proceeds from the sale of the hotel in March 2025 was used to complete a 1031 Exchange for the acquisition of the Homewood Suites in Tampa, Florida, as discussed above in Note 2, which resulted in the deferral of taxable gains of approximately $2.4 million. Similarly, a portion of the proceeds from the sale of two hotels in the fourth quarter of 2025 was used to complete a 1031 Exchange for the acquisition of the Motto in Nashville, Tennessee, as discussed above in Note 2, which resulted in the deferral of taxable gains of approximately $4.0 million. The net proceeds from the sales of the remaining four hotels in 2025 were used for share repurchases and other general corporate purposes.

Hotel Sale Contracts and Impairment of Depreciable Real Estate

In September 2026, the Company entered into a purchase and sale agreement with an unrelated party to sell one hotel for a gross sales price of $8.3 million. The Company classified the hotel as held for sale as of September 30, 2026 and identified indicators of impairment in connection with the anticipated sale. As a result, the Company recognized an impairment loss of approximately $4.3 million in the third quarter of 2026 to adjust the carrying value of the hotel to its estimated fair value less costs to sell, which was based on the contracted sales price, a Level 2 input under the fair value hierarchy. During the second quarter of 2026, the Company designated another hotel for potential sale. The Company identified indicators of impairment in connection with the anticipated sale and determined that the carrying value of the hotel was not recoverable. As a result, the Company recognized an impairment loss of approximately $2.3 million in the second quarter of 2026 to adjust the carrying value of the hotel to its estimated fair value, which was based on the anticipated sales price, a Level 2 input under the fair value hierarchy.

In August 2025, the Company entered into a purchase and sale agreement with an unrelated party to sell two hotels for an aggregate gross sales price of $16.1 million. The Company classified the hotels as held for sale as of September 30, 2025 and identified indicators of impairment in connection with the anticipated sale. As a result, the Company recognized an aggregate impairment loss of approximately $5.7 million in the third quarter of 2025 to adjust the carrying values of the hotels to their respective estimated fair values less costs to sell, which were based on the contracted sales prices, Level 2 inputs under the fair value hierarchy. The Company completed the sale of the hotels in November 2025.

4. Debt

Summary

As of September 30, 2026 and December 31, 2025, the Company’s debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility	$-	$61,000
Term loans and senior notes, net	1,319,243	1,293,841
Mortgage debt, net	159,870	183,743
Debt, net	$1,479,113	$1,538,584

The aggregate amounts of principal payable under the Company’s total debt obligations as of September 30, 2026 (including the Revolving Credit Facility (if any) (as defined below), term loans, senior notes and mortgage debt), for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows (in thousands):

2026 (October - December)	$50,646
2027	3,602
2028	34,066
2029	162,294
2030	460,016
Thereafter	779,638
1,490,262
Unamortized debt issuance costs	(11,149)
Total	$1,479,113

The Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual Secured Overnight Financing Rate (“SOFR”) for a one-month term (“one-month SOFR”). Prior to March 2026, nine out of the eleven swaps then outstanding also included an additional 0.10% SOFR spread adjustment. In March 2026, the Company amended the nine interest rate swaps to remove the 0.10% SOFR spread adjustment. Following the amendments and through September 30, 2026, all interest rate swaps received a floating rate of interest equal to the one-month SOFR with no additional spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. See Note 5 for more information on the interest rate swap agreements. The Company’s total fixed-rate and variable-rate debt, after giving effect to its interest rate swaps in effect as of September 30, 2026 and December 31, 2025, is set forth below. All dollar amounts are in thousands.

	September 30, 2026	Percentage	December 31, 2025	Percentage
Fixed-rate debt (1)	$895,262	60%	$994,265	64%
Variable-rate debt	595,000	40%	551,000	36%
Total	$1,490,262		$1,545,265
Weighted-average interest rate of debt	4.87%		4.70%

(1)
Fixed-rate debt includes the portion of variable-rate debt where the interest payments have been effectively fixed by interest rate swaps as of the respective balance sheet date. See Note 5 for more information on the interest rate swap agreements.

Credit Facilities

$1.3 Billion Credit Facility

Prior to the Company’s debt refinancing in July 2026, the Company utilized an unsecured credit facility, entered into on July 25, 2022 (the “$1.2 billion credit facility”), comprised of (i) a revolving credit facility with a maximum borrowing capacity of $650 million with an initial maturity date of July 25, 2026 (the “$650 million revolving credit facility”), (ii) a $275 million term loan with a maturity date of July 25, 2027 and (iii) a $300 million term loan with a maturity date of January 31, 2028. On July 23, 2026, the Company amended and restated the credit agreement for its existing $1.2 billion credit facility, which among other things, extended the maturity dates and increased the borrowing capacity of the $650 million revolving credit facility by $50 million to $700 million, resulting in a total borrowing capacity of approximately $1.3 billion (the “$1.3 billion credit facility”). The $1.3 billion credit facility is comprised of (i) a $700 million revolving credit facility with a maturity date of July 24, 2030 (the “Revolving Credit Facility”), (ii) a $275 million term loan with a maturity date of July 24, 2031 and (iii) a $300 million term loan with a maturity date of January 23, 2032.

Subject to certain conditions, including covenant compliance and additional fees, the Revolving Credit Facility maturity date may be extended up to one year. The credit agreement for the $1.3 billion credit facility contains customary affirmative and negative covenants and events of default, which are substantially the same terms as the previous credit agreement for the $1.2 billion credit facility, except for certain changes to the financial covenants as described under “Credit Facilities Covenants” below. The Company may make voluntary prepayments in whole or in part, at any time. Interest payments on the $1.3 billion credit facility are due monthly, and the interest rate, subject to certain exceptions, is equal to an annual SOFR rate for the selected interest period plus a margin ranging from 1.35% to 2.30%, depending upon the specific loan and the Company’s consolidated leverage ratio, as calculated under the terms of the amended and restated credit agreement. This reflects improved pricing within most pricing level categories as compared to the prior range of 1.35% to 2.25% under the $1.2 billion credit facility. The Company is also required to pay quarterly an unused facility fee at an annual rate of 0.20% or 0.25% on the unused portion of the Revolving Credit Facility, based on the amount of borrowings outstanding during the quarter. As of September 30, 2026, the Company had availability of approximately $699.5 million under the Revolving Credit Facility after taking into account a $0.5 million outstanding letter of credit.

$385 Million Term Loan Facility

On July 28, 2026, the Company entered into an amendment to its existing $385 million term loan facility to align the interest rate margin range with the amended $1.3 billion credit facility. The amendment modified the applicable margin to a range of 1.35% to 2.25%, depending on the Company’s consolidated leverage ratio, as calculated under the terms of the amended credit agreement. This reflects improved pricing within most pricing level categories compared to a range of 1.35% to 2.20% prior to the amendment. The amount of the loan and the maturity date of July 31, 2030, remained unchanged.

$160 Million Term Loan Facility

On July 24, 2026, the Company amended and restated the credit agreement for its existing $130 million term loan facility, which increased the amount of the term loan facility to $160 million, with the additional $30 million funded at closing (the “$160 million term loan facility”) and extended the maturity date to July 24, 2033. In connection with the seven-year maturity extension, the interest rate margin was increased, with interest rates on the $160 million term loan facility, subject to certain exceptions, generally payable monthly, equal to an annual rate of the one-month SOFR plus a margin ranging from 1.70% to 2.65%, depending on the Company’s consolidated leverage ratio, as calculated under the terms of the amended and restated credit agreement, as compared to a range of 1.35% to 2.20% prior to the amendment and restatement. The credit agreement for the $160 million term loan facility contains customary affirmative and negative covenants and events of default. The Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions, including the payment of certain prepayment premiums in the event that the loan is prepaid on or prior to the second anniversary of the closing date of the amended and restated credit agreement.

$85 Million Term Loan Facility

On July 24, 2026, the Company entered into an amendment to its existing $85 million term loan facility, which updated the interest rate margin to a range of 1.35% to 2.25%, depending on the Company’s consolidated leverage ratio, as calculated under the terms of the amended credit agreement, as compared to a range of 1.70% to 2.55% prior to the amendment. The amount of the loan and maturity date of December 31, 2029, remained unchanged.

As of September 30, 2026 and December 31, 2025, the details of the Company’s unsecured credit facilities were as set forth in the table below. All dollar amounts are in thousands.

					Outstanding Balance
	Interest Rate		Maturity Date		September 30, 2026	December 31, 2025
Revolving credit facility (1) (2)	SOFR + 1.40% to 2.30%	(8)	7/24/2030	(9)	$-	$61,000

Term loans and senior notes
$275 million term loan (3)	SOFR + 1.35% to 2.25%	(8)	7/24/2031		275,000	275,000
$300 million term loan (4)	SOFR + 1.35% to 2.25%	(8)	1/23/2032		300,000	300,000
$385 million term loan (5)	SOFR + 1.35% to 2.25%		7/31/2030		385,000	385,000
$160 million term loan (6)	SOFR + 1.70% to 2.65%	(8)	7/24/2033		160,000	130,000
$85 million term loan (7)	SOFR + 1.35% to 2.25%	(8)	12/31/2029		85,000	85,000
$50 million senior notes	3.60% to 4.35%		3/31/2030		50,000	50,000
$75 million senior notes	4.88% to 5.63%		6/2/2029		75,000	75,000
Term loans and senior notes at stated value					1,330,000	1,300,000
Unamortized debt issuance costs					(10,757)	(6,159)
Term loans and senior notes, net					1,319,243	1,293,841

Credit facilities, net (1)					$1,319,243	$1,354,841
Weighted-average interest rate (10)					5.02%	4.83%

(1)
Excludes unamortized debt issuance costs of approximately $5.9 million related to the Revolving Credit Facility as of September 30, 2026 and $0.8 million related to the $650 million revolving credit facility as of December 31, 2025, which are included in other assets, net in the Company’s consolidated balance sheets.
(2)
On July 23, 2026, as part of the amendment and restatement of the existing $1.2 billion credit facility, the borrowing capacity of the existing $650 million revolving credit facility was increased by $50 million to $700 million, the maturity date was extended to July 24, 2030 and the applicable interest rate margin was modified to a range of 1.40% to 2.30% from a range of 1.40% to 2.25%. See the “$1.3 Billion Credit Facility” section above for details.
(3)
On July 23, 2026, as part of the amendment and restatement of the existing $1.2 billion credit facility, the maturity date of the existing $275 million term loan facility was extended to July 24, 2031 and the applicable interest rate margin was modified to a range of 1.35% to 2.25% from a range of 1.35% to 2.20%. See the “$1.3 Billion Credit Facility” section above for details.
(4)
On July 23, 2026, as part of the amendment and restatement of the existing $1.2 billion credit facility, the maturity date of the existing $300 million term loan facility was extended to January 23, 2032 and the applicable interest rate margin was modified to a range of 1.35% to 2.25% from a range of 1.35% to 2.20%. See the “$1.3 Billion Credit Facility” section above for details.
(5)
On July 28, 2026, the Company entered into an amendment of its existing $385 million term loan facility, which modified its applicable interest rate margin to a range of 1.35% to 2.25% from a range of 1.35% to 2.20%. See the “$385 Million Term Loan Facility” section above for details.
(6)
On July 24, 2026, the Company amended and restated the credit agreement for its existing $130 million term loan facility, which increased the amount of the term loan facility by $30 million to $160 million, extended its maturity date to July 24, 2033 and modified its applicable interest rate margin to a range of 1.70% to 2.65% from a range of 1.35% to 2.20%. See the “$160 Million Term Loan Facility” section above for details.
(7)
On July 24, 2026, the Company entered into an amendment of its existing $85 million term loan facility, which modified its applicable interest rate margin to a range of 1.35% to 2.25% from a range of 1.70% to 2.55%. See the “$85 Million Term Loan Facility” section above for details.
(8)
In March 2026, the Company amended the terms of the $650 million revolving credit facility and each unsecured term loan, as applicable, to remove the 0.10% SOFR spread adjustment.
(9)
The Revolving Credit Facility matures on July 24, 2030, but it can be extended up to one year, subject to certain conditions including covenant compliance and payment of additional fees.
(10)
Interest rate represents the weighted-average effective annual interest rate at the balance sheet date which includes the effect of interest rate swaps in effect on $610.0 million and $685.0 million of the outstanding variable-rate debt as of September 30, 2026 and December 31, 2025, respectively. See Note 5 for more information on the interest rate swap agreements. The one-month SOFR on September 30, 2026 and December 31, 2025 was 3.91% and 3.69%, respectively.

For the unsecured credit facilities noted in the table above, the Company may make voluntary prepayments, in whole or in part, at any time, subject to certain conditions. Interest on the Revolving Credit Facility and the unsecured term loans, subject to certain exceptions, is generally payable monthly, with interest rates that have historically been equal to the one-month SOFR plus a 0.10% SOFR spread adjustment plus a margin (margin ranges shown in the table above), based upon the Company’s consolidated leverage ratio, as calculated under the terms of each respective credit agreement. In March 2026, the Company amended the terms of the $650 million revolving credit facility and each unsecured term loan to remove the 0.10% SOFR spread adjustment, with the exception of the $385 million term loan facility, which did not include the 0.10% SOFR spread adjustment. Interest payments on the senior notes are due quarterly, and the interest rates, subject to certain exceptions, have a range of annual rates (shown in the table above) based on the Company’s consolidated leverage ratio, as calculated under the terms of each respective note agreement.

Credit Facilities Covenants

The credit agreements governing the unsecured credit facilities (collectively, the “credit agreements”) contain customary affirmative and negative covenants, restrictions on certain investments and events of default. After giving effect to the July 2026 amendments, the credit agreements contain the following financial covenants, as of September 30, 2026 (capitalized terms not defined below are defined in the credit agreements):

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
•
A ratio of Consolidated Unsecured Indebtedness (net of the amount of unrestricted cash and cash equivalents in excess of $10.0 million) to Unencumbered Asset Value (“Maximum Unsecured Leverage Ratio”) of not more than 60% (subject to a higher level in certain circumstances); and
•
A ratio of Consolidated Secured Recourse Indebtedness to Consolidated Total Assets (“Maximum Secured Recourse Indebtedness”) of not more than 10%.

In connection with the July 2026 amendment and restatement of the $1.2 billion credit facility, the financial covenants were modified as follows: (i) the 5% implied minimum interest rate floor previously used in calculating Consolidated Implied Interest Expense for the Minimum Unsecured Interest Coverage Ratio was removed, (ii) Consolidated Unsecured Indebtedness used in calculating the Maximum Unsecured Leverage Ratio was revised to be net of unrestricted cash and cash equivalents in excess of $10.0 million, and (iii) the Minimum Tangible Net Worth covenant was removed. In July 2026, the Company amended its other credit agreements to align their affirmative and negative covenants, restrictions on certain investments, and events of default, including the financial covenants described above, with those of the amended $1.3 billion credit facility. The Company was in compliance with the applicable covenants at September 30, 2026.

Mortgage Debt

As of September 30, 2026, the Company had approximately $160.3 million in outstanding mortgage debt secured by nine properties with maturity dates ranging from December 2026 to May 2038, and both stated interest rates and effective interest rates ranging from 3.40% to 4.22%. The loans generally provide for monthly payments of principal and interest on an amortized basis and defeasance or prepayment penalties if prepaid. The following table sets forth the hotel properties securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance prior to any debt issuance costs as of September 30, 2026 and December 31, 2025 for each of the Company’s mortgage debt obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Loan Assumption or Origination Date	Maturity Date		Principal Assumed or Originated	Outstanding balance as of September 30, 2026	Outstanding balance as of December 31, 2025
Boise, ID	Hampton	4.37%	5/26/2016	6/11/2026	(1)	24,000	$-	$19,601
Burbank, CA	Courtyard	3.55%	11/3/2016	12/1/2026	(2)	25,564	18,175	18,839
San Diego, CA	Courtyard	3.55%	11/3/2016	12/1/2026	(2)	25,473	18,110	18,772
San Diego, CA	Hampton	3.55%	11/3/2016	12/1/2026	(2)	18,963	13,482	13,975
Burbank, CA	SpringHill Suites	3.94%	3/9/2018	4/1/2028		28,470	21,810	22,498
Santa Ana, CA	Courtyard	3.94%	3/9/2018	4/1/2028		15,530	11,897	12,272
Richmond, VA	Courtyard	3.40%	2/12/2020	3/11/2030		14,950	12,915	13,174
Richmond, VA	Residence Inn	3.40%	2/12/2020	3/11/2030		14,950	12,915	13,174
Portland, ME	Residence Inn	3.43%	3/2/2020	3/1/2032		33,500	30,500	30,500
San Jose, CA	Homewood Suites	4.22%	12/22/2017	5/1/2038		30,000	20,458	21,460
						$231,400	160,262	184,265
Unamortized debt issuance costs							(392)	(522)
Total							$159,870	$183,743

(1)
Loan was repaid in full on June 11, 2026.
(2)
Loan was repaid in full on October 14, 2026.

5. Fair Value of Financial Instruments

Except as described below, the carrying value of the Company’s financial instruments approximates fair value due to the short-term nature of these financial instruments.

Debt

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity. As of September 30, 2026, both the carrying value and the estimated fair value of the Company’s debt were approximately $1.5 billion. As of December 31, 2025, both the carrying value and estimated fair value of the Company’s debt were approximately $1.5 billion. Both the carrying value and the estimated fair value of the Company’s debt (as discussed above) are net of unamortized debt issuance costs related to term loans, senior notes and mortgage debt for each specific year.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk on variable-rate debt. Throughout the terms of these interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the one-month SOFR. Prior to March 2026, nine out of the eleven swaps then outstanding also included an additional 0.10% SOFR spread adjustment. In March 2026, the Company amended the nine interest rate swaps to remove the 0.10% SOFR spread adjustment. Following the amendments and through September 30, 2026, all interest rate swaps received a floating rate of interest equal to the one-month SOFR with no additional spread adjustment. The swaps are designed to effectively fix the interest payments on variable-rate debt instruments. These swap instruments are recorded at fair value and, if in an asset position, are included in other assets, net, and, if in a liability position, are included in accounts payable and other liabilities in the Company’s consolidated balance sheets. The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The following table sets forth information for each of the Company’s interest rate swap agreements outstanding as of September 30, 2026 and December 31, 2025. All dollar amounts are in thousands.

					Fair Value Asset (Liability)
Notional Amount at September 30, 2026	Origination Date	Effective Date	Maturity Date	Swap Fixed Interest Rate	September 30, 2026	December 31, 2025
Active interest rate swaps designated as cash flow hedges at September 30, 2026:
$125,000	11/3/2023	11/3/2023	11/18/2026	4.41%	$(78)	$(1,061)
50,000	8/2/2024	8/2/2024	8/18/2027	3.53%	380	(196)
50,000	8/1/2024	8/5/2024	8/31/2027	3.74%	307	(373)
50,000	3/17/2023	3/20/2023	3/18/2028	3.40%	844	(133)
50,000	3/17/2023	3/20/2023	3/20/2028	3.39%	852	(144)
50,000	8/1/2024	8/5/2024	8/18/2028	3.65%	898	(491)
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	1,174	(114)
50,000	8/1/2025	8/1/2025	8/31/2028	3.38%	1,183	(117)
50,000	7/11/2024	7/18/2024	7/18/2029	3.86%	1,112	(890)
85,000	12/31/2019	12/31/2019	12/31/2029	1.77%	7,600	5,082
610,000					14,272	1,563

Matured interest rate swaps at September 30, 2026:
75,000	8/21/2019	5/18/2021	5/18/2026	1.19%	-	688
$685,000					$14,272	$2,251

The Company assesses, both at inception and on an ongoing basis, the effectiveness of its qualifying cash flow hedges. As of September 30, 2026, all 10 active interest rate swap agreements listed above were designated as cash flow hedges. The change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Amounts reported in accumulated other comprehensive income will be reclassified to interest and other expense, net, as interest payments are made or received on the Company’s variable-rate derivatives. The Company estimates that approximately $5.6 million of net unrealized gains included in accumulated other comprehensive income at September 30, 2026 will be reclassified as a decrease to interest and other expense, net within the next 12 months.

The following table presents the effect of derivative instruments in cash flow hedging relationships in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Net Unrealized Gain Recognized in Other Comprehensive Income (Loss)		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Interest rate derivatives in cash flow hedging relationships	$6,218	$457	$335	$1,843

	Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Net Unrealized Gain Reclassified from Accumulated Other Comprehensive Income to Interest and Other Expense, net
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate derivatives in cash flow hedging relationships	$13,665	$(6,076)	$1,644	$6,667

6. Related Parties

The Company has engaged in, and is expected to continue to engage in, transactions with related parties. These transactions cannot be construed as being at arm’s length, and the results of the Company’s operations may have been different if these transactions were conducted with non-related parties. There have been no changes to the contracts and relationships discussed in the 2025 Form 10-K. Below is a summary of the significant related party relationships in effect during the nine months ended September 30, 2026 and 2025.

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

The Company provides support services, including the use of the Company’s employees and corporate office, to ARG and is reimbursed by ARG for the cost of these services. Under this cost sharing structure, amounts reimbursed to the Company include both compensation for personnel and office related costs (including office rent, utilities, office supplies, etc.) used by ARG. The amounts reimbursed to the Company are based on the actual costs of the services and a good faith estimate of the proportionate amount of time incurred by the Company’s employees on behalf of ARG. Total reimbursed costs allocated by the Company to ARG for the nine months ended September 30, 2026 and 2025 totaled approximately $1.0 million and $0.9 million, respectively, and are recorded as a reduction to general and administrative expenses in the Company’s consolidated statements of operations.

As part of the cost sharing arrangement, certain day-to-day transactions may result in amounts due to or from the Company and ARG. To efficiently manage cash disbursements, the Company or ARG may make payments for the other company. Under this cash management process, each company may advance or defer up to $1 million at any time. Each quarter, any outstanding amounts are settled between the companies. This process allows each company to minimize its cash on hand and reduces the cost for each company. The amounts outstanding at any point in time are not significant to either of the companies. As of September 30, 2026 and December 31, 2025, total amounts due from ARG for reimbursements under the cost sharing structure totaled approximately $0.4 million and $0.5 million, respectively, and are included in other assets, net in the Company’s consolidated balance sheets.

The Company, through its wholly-owned subsidiary, Apple Air Holding, LLC, owns an aircraft used primarily for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes. The aircraft may from time to time be leased to affiliates of the Company based on third-party rates. Lease activity was not significant during the reporting periods.

From time to time, the Company utilizes aircraft, owned by an entity that is owned by the Company’s Executive Chairman, for acquisition, asset management, renovation, investor, corporate and public relations and other business purposes, and reimburses this entity at third-party rates. Total costs incurred for the use of the aircraft during the nine months ended September 30, 2026 and 2025 were less than $0.1 million in each period and are included in general and administrative expenses in the Company’s consolidated statements of operations.

7. Shareholders’ Equity

Distributions

For the three and nine months ended September 30, 2026, the Company paid distributions of $0.24 and $0.72 per common share, respectively, for a total of $56.6 million and $169.8 million, respectively. During the three and nine months ended September 30, 2025, the Company paid distributions of $0.24 and $0.77 per common share, respectively, for a total of $56.8 million and $183.5 million, respectively. Additionally, in September 2026, the Company declared a monthly cash distribution of $0.08 per common share, totaling $18.9 million, which was recorded as a payable as of September 30, 2026 and paid on October 15, 2026. Distributions declared but not paid at the balance sheet date are included in accounts payable and other liabilities in the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Issuance of Shares

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under an at-the-market offering program (the “ATM Program”) under the Company’s current shelf registration statement. The Company did not sell any common shares under the ATM Program during the three and nine months ended September 30, 2026 or during the year ended December 31, 2025. As of September 30, 2026, $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties.

Share Repurchases

In May 2026, the Company’s Board of Directors approved a one-year extension of its existing share repurchase program, authorizing share repurchases up to an aggregate of $242.5 million (the “Share Repurchase Program”). The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2027 if not terminated or extended earlier. The Company previously entered into, and expects to continue to enter into, written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company did not repurchase any common shares under the Share Repurchase Program during the three and nine months ended September 30, 2026. During the three months ended September 30, 2025, the Company purchased, under its Share Repurchase Program, approximately 0.2 million of its common shares at a weighted-average market purchase price of approximately $11.99 per common share for an aggregate purchase price, including commissions, of approximately $2.0 million, bringing the total share repurchases for the nine months ended September 30, 2025, to approximately 3.5 million common shares at a weighted-average market purchase price of approximately $12.79 per common share for an aggregate purchase price, including commissions, of approximately $45.2 million. Past purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of September 30, 2026, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

8. Compensation Plans

The Company annually establishes an incentive compensation plan for its executive management team, which is approved by the Compensation Committee. Under the incentive compensation plan for 2026 (the “2026 Incentive Plan”), participants are eligible to receive incentive compensation based on the achievement of certain 2026 performance measures, with one-half (50%) of incentive compensation based on operational metrics and performance goals and one-half (50%) of incentive compensation based on shareholder return metrics. With respect to the shareholder return metrics, 75% of the target will be based on shareholder return relative to a peer group and 25% will be based on total shareholder return metrics over one-year, two-year, and three-year periods. With respect to the operational metrics and performance goals, 75% of the operational performance target will be based on the following metrics: Comparable Hotels RevPAR growth, Comparable Hotels Adjusted Hotel EBITDA margin, Adjusted EBITDAre and Modified Funds from Operations per share, equally weighted at 18.75% (non-GAAP financial measures are defined elsewhere within this Quarterly Report on Form 10-Q). The remaining 25% of the operational performance target will be based on the management of balance sheet maturities and allocation of capital to drive shareholder returns. As of September 30, 2026, the range of remaining potential aggregate payouts under the 2026 Incentive Plan was $0 - $28.0 million. Based on performance through

September 30, 2026, the Company has accrued approximately $13.4 million as a liability for remaining potential executive incentive compensation payments under the 2026 Incentive Plan, which is included in accounts payable and other liabilities in the Company’s consolidated balance sheet as of September 30, 2026. Compensation expense recognized by the Company related to executive incentive compensation under the 2026 Incentive Plan is included in general and administrative expenses in the Company’s consolidated statement of operations and totaled approximately $4.4 million and $14.0 million for the three and nine months ended September 30, 2026, respectively. Approximately 25% of target awards under the 2026 Incentive Plan, if any, will be paid in cash, and 75% will be issued in common shares under the Company’s 2024 Omnibus Incentive Plan, approximately two-thirds of which will be unrestricted and one-third of which will vest in December 2027.

Under the incentive compensation plan for 2025 (the “2025 Incentive Plan”), the Company recorded approximately $1.1 million and $5.5 million, respectively, for executive incentive compensation in general and administrative expenses in its consolidated statement of operations for the three and nine months ended September 30, 2025.

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

(1)
Of the total 2025 executive share-based compensation, approximately $4.8 million was recorded as a liability as of December 31, 2025 and is included in accounts payable and other liabilities in the Company’s consolidated balance sheet at December 31, 2025. Another $1.1 million, which is subject to vesting on December 11, 2026 and excludes any restricted shares forfeited or vested prior to that date, will be recognized as share-based compensation expense proportionately throughout 2026. For the three and nine months ended September 30, 2026, the Company recognized approximately $0.3 million and $0.9 million, respectively, of share-based compensation expense related to restricted share awards.
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

The following table reconciles the Company’s single reportable segment Adjusted Hotel EBITDA to GAAP net income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$398,332	$373,878	$1,138,626	$1,085,950

Less:
Significant hotel operating expenses
Operating	97,287	93,958	283,195	272,611
Hotel administrative	32,594	32,742	96,957	95,056
Sales and marketing	33,580	32,994	97,047	96,880
Utilities	15,642	14,928	41,517	39,251
Repair and maintenance	19,138	18,210	56,130	53,658
Franchise fees	19,064	16,659	54,284	48,287
Management fees	12,169	12,469	34,863	36,651
Total significant hotel operating expenses	229,474	221,960	663,993	642,394

Property taxes, insurance & other	21,619	22,449	65,876	68,679
Other segment items (1)	(130)	(133)	(393)	(1,060)

Adjusted Hotel EBITDA	147,369	129,602	409,150	375,937

General and administrative	(10,915)	(7,528)	(34,870)	(24,820)
Impairment of depreciable real estate	(4,317)	(5,724)	(6,636)	(5,724)
Depreciation and amortization	(49,809)	(48,100)	(148,998)	(144,063)
Gain on sale of real estate	-	4,380	112	7,937
Other segment items (1)	(130)	(133)	(393)	(1,060)
Interest expense, net	(21,467)	(21,375)	(62,356)	(61,735)
Income tax expense	(258)	(242)	(760)	(723)

Net income	$60,473	$50,880	$155,249	$145,749

(1)
Includes operating results of the New York Property when classified as a non-hotel property through March 2025. On April 4, 2025, the Company recovered possession of the New York Property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. Additionally, for the three and nine months ended September 30, 2026 and 2025, expenses relating to amortization of favorable and unfavorable operating leases and non-cash straight-line operating ground lease expense are included. These items have been included for the purpose of ensuring their exclusion from Adjusted Hotel EBITDA, as they do not reflect the underlying operating performance of the Company’s hotels.

Disclosure of the reportable segment’s revenue and profit or loss is included in the Company’s consolidated statements of operations and comprehensive income; its assets are presented in the consolidated balance sheets; and its significant noncash items are provided in its consolidated statements of cash flows, all within this Quarterly Report on Form 10-Q. For the nine months ended September 30, 2026 and 2025, the Company invested approximately $57.8 million and $49.6 million in capital expenditures, respectively.

10. Contract Commitments

Purchase Contract Commitments

As of September 30, 2026, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected fixed purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of September 30, 2026, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

Development Project

During the third quarter of 2025, the Company entered into a fixed-price contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the AC Hotel and Residence Inn, which are currently planned to be completed and opened for business in the third quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively. As of September 30, 2026, the Company has capitalized $16.9 million related to the construction of the AC Hotel and Residence Inn, with such costs included in investment in real estate, net and accounts payable and other liabilities in the Company’s consolidated balance sheet. Additionally, the Company has paid $1.6 million in refundable (if the contracted third-party developer does not meet its obligation under the contract) deposits.

11. Subsequent Events

On October 14, 2026, the Company paid $49.6 million to repay in full a mortgage loan secured by three of its properties. The Company funded the repayment with cash on hand, including proceeds from the July 2026 increase in its $160 million term loan facility and cash flow from operations. See Note 4 for additional information concerning this transaction.

On October 15, 2026, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of September 30, 2026.

On October 19, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on November 16, 2026, to shareholders of record as of October 30, 2026.

In October 2026, the Company entered into a purchase and sale agreement with an unrelated party for the sale of one hotel for a gross sales price of approximately $21.5 million. The Company expects to complete the sale of this hotel in the fourth quarter of 2026. There are many conditions to closing on the sale of this hotel that have not yet been satisfied, and there can be no assurance that closing on the sale of this hotel will occur under the outstanding purchase and sale agreement.

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

Overview

The Company is a Virginia corporation that has elected to be treated as a REIT for U.S. federal income tax purposes. The Company is self-advised and invests in income-producing real estate, primarily in the lodging sector, in the U.S. As of September 30, 2026, the Company owned 216 hotels with an aggregate of 29,459 guest rooms located in urban, high-end suburban and developing markets throughout 37 states and the District of Columbia, including four hotels with 387 guest rooms classified as held for sale, which are expected to be sold in the fourth quarter of 2026. Substantially all of the Company’s hotels operate under Marriott or Hilton brands. As of September 30, 2026, the hotels were operated and managed under separate management agreements with 15 hotel management companies, none of which are affiliated with the Company. The Company’s common shares are listed on the NYSE under the ticker symbol “APLE.”

Recent Hotel Portfolio Activities

The Company continually monitors market conditions and attempts to maximize shareholder value by investing in properties that it believes provide superior value over the long term. Consistent with this strategy and the Company’s focus on investing in rooms-focused hotels, as of September 30, 2026, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected fixed purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of September 30, 2026, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

As of September 30, 2026, the Company had one outstanding development project. During the third quarter of 2025, the Company entered into a fixed-price contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the AC Hotel and Residence Inn, which are currently planned to be completed and opened for business in the third quarter of 2028. Upon completion, the AC Hotel and Residence Inn are expected to contain approximately 237 and 160 guest rooms, respectively. As of September 30, 2026, the Company has capitalized $16.9 million related to the construction of the AC Hotel and Residence Inn.

For its existing portfolio, the Company monitors each property’s profitability, market conditions and capital requirements and attempts to maximize shareholder value by disposing of properties when it believes that superior value can be provided from the sale of the property. As a result, during the nine months ended September 30, 2026, the Company sold one hotel to an unrelated party for a gross sales price of approximately $8.7 million, resulting in a gain on the sale of approximately $0.2 million, net of transaction costs. The Company used the net proceeds from the sale to repay amounts outstanding under the $650 million revolving credit facility. In addition, during the three months ended September 30, 2026, the Company entered into three purchase and sale agreements with two unrelated parties to sell four hotels for an aggregate gross sales price of $50.3 million. Because the buyer under each contract made a non-refundable deposit, as of September 30, 2026, the Company classified the four hotels as assets held for sale on its consolidated balance sheet. As of September 30, 2026, three of the hotels were recorded at their respective carrying values, each of which was less than its contracted sales price, net of costs to sell. The fourth hotel held for sale was recorded at its estimated fair value less costs to sell, which was based on the contracted sales price, resulting in an impairment loss recognized during the third quarter of 2026. All four hotels are expected to be sold in the fourth quarter of 2026. Subsequent to the end of the quarter, in October 2026, the Company entered into a purchase and sale agreement with an unrelated party for the sale of one hotel for a gross sales price of approximately $21.5 million. The Company expects to complete the sale of this hotel in the fourth quarter of 2026. There are many conditions to closing on the sale of this hotel that have not yet been satisfied, and there can be no assurance that closing on the sale of this hotel will occur under the outstanding purchase and sale agreement.

See Note 3 titled “Assets Held for Sale and Dispositions” and Note 10 titled “Contract Commitments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these transactions.

As of September 30, 2026, the Company’s New York Property was included in the Company’s hotel and guest room counts. On April 4, 2025, the Company recovered possession of this property and reinstated operations of the hotel’s 209 guest rooms through a third-party manager engaged by the Company. Therefore, starting in April 2025, the New York Property was included in the Company’s hotel and guest room counts. From May 2023 through March 2025, the Company classified the property as a “non-hotel property” and excluded it from hotel and guest room counts, as it was leased to a third-party hotel operator.

Hotel Operations

As of September 30, 2026, the Company owned 216 hotels, including four hotels classified as held for sale, with a total of 29,459 guest rooms as compared to 220 hotels with a total of 29,687 guest rooms as of September 30, 2025. Results of operations are included only for the period of ownership for hotels acquired or disposed of during the current reporting period and the prior year. During the nine months ended September 30, 2026, the Company did not acquire any properties and sold one property on April 15, 2026. During the nine months ended September 30, 2025, the Company acquired one existing hotel on June 10, 2025, and sold three properties, including one property sold on February 12, 2025, one property sold on March 19, 2025, and one property sold on August 18, 2025. On April 4, 2025, the Company recovered possession from a third-party hotel operator and reinstated operations of its 209-guest-room New York Property through a third-party manager engaged by the Company.

Management Company Transitions

The Company continually evaluates the performance of each property and may transfer management responsibilities to a different third-party manager to improve operational efficiency and maximize asset value. In markets or regions where the Company owns multiple properties, it may consolidate hotels under specific third-party managers to leverage regional expertise, gain operating efficiencies, and enhance overall portfolio performance. In 2025, the Company transitioned the management responsibilities for nine hotels to different third-party management companies with which it already had existing management agreements for other properties, a portion of which involved transitions from hotels previously managed by affiliates of Marriott to management companies unaffiliated with Marriott, Hilton, or Hyatt. In January 2026, the Company transitioned the remaining nine hotels managed by affiliates of Marriott, as of December 31, 2025, to separate management companies that are not affiliated with Marriott, Hilton or

Hyatt. Effective October 1, 2026, the Company transitioned the management responsibilities of one hotel to a new third-party management company.

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

The following is a summary of the results from operations of the Company’s hotels for their respective periods of ownership by the Company:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except statistical data)	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change
Total revenue	$398,332	100.0%	$373,878	100.0%	6.5%	$1,138,626	100.0%	$1,085,950	100.0%	4.9%
Hotel operating expense	229,474	57.6%	221,960	59.4%	3.4%	663,993	58.3%	642,394	59.2%	3.4%
Property taxes, insurance and other expense	21,619	5.4%	22,449	6.0%	-3.7%	65,876	5.8%	68,679	6.3%	-4.1%
General and administrative expense	10,915	2.7%	7,528	2.0%	45.0%	34,870	3.1%	24,820	2.3%	40.5%

Impairment of depreciable real estate	4,317		5,724		-24.6%	6,636		5,724		15.9%
Depreciation and amortization expense	49,809		48,100		3.6%	148,998		144,063		3.4%
Gain on sale of real estate	-		4,380		n/a	112		7,937		-98.6%
Interest and other expense, net	21,467		21,375		0.4%	62,356		61,735		1.0%
Income tax expense	258		242		6.6%	760		723		5.1%

Net income	60,473		50,880		18.9%	155,249		145,749		6.5%
Adjusted Hotel EBITDA (1)	147,369		129,602		13.7%	409,150		375,937		8.8%

Number of hotels owned at end of period	216		220		-1.8%	216		220		-1.8%
ADR	$170.25		$162.70		4.6%	$166.04		$161.00		3.1%
Occupancy	78.5%		76.2%		3.0%	77.2%		75.3%		2.5%
RevPAR	$133.58		$124.03		7.7%	$128.10		$121.28		5.6%

(1)
See reconciliation of Adjusted Hotel EBITDA to net income in “Non-GAAP Financial Measures” below.

Comparable Hotels Operating Results

The following table reflects certain operating statistics for the Company’s 212 hotels owned and held for use as of September 30, 2026 (“Comparable Hotels”). The Company defines metrics from Comparable Hotels as results generated by the 212 hotels owned and held for use as of the end of the reporting period. For the hotels acquired during the reporting periods shown, the Company has included, as applicable, results of those hotels for periods prior to the Company’s ownership using information provided by the properties’ prior owners at the time of acquisition and not adjusted by the Company. For dispositions and assets held for sale, results have been excluded for the Company’s period of ownership.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percent Change	2026	2025	Percent Change
ADR	$170.53	$163.45	4.3%	$166.38	$161.82	2.8%
Occupancy	78.3%	76.2%	2.8%	77.1%	75.4%	2.3%
RevPAR	$133.60	$124.55	7.3%	$128.24	$122.00	5.1%

Same Store Operating Results

The following table reflects certain operating statistics for the 209 hotels owned and held for use by the Company as of January 1, 2025 and during the entirety of the reporting periods being compared, excluding the New York Property (“Same Store Hotels”).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percent Change	2026	2025	Percent Change
ADR	$169.74	$163.22	4.0%	$165.71	$161.63	2.5%
Occupancy	78.5%	76.1%	3.2%	77.3%	75.3%	2.7%
RevPAR	$133.26	$124.28	7.2%	$128.04	$121.77	5.1%

As discussed above, hotel performance is impacted by many factors, including the economic conditions in the U.S. as well as each individual locality. The Company’s Comparable Hotels and Same Store Hotels revenue and operating results increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, reflecting broad-based improvement in both business and leisure travel demand beyond the impact of prior-year headwinds, including reduced government travel following the current administration’s efforts to curtail government spending and broader U.S. macroeconomic uncertainty in 2025. Additionally, the 2026 FIFA World Cup events hosted in the U.S. drove incremental short-term demand and average daily rates across a number of markets during the months of June and July. The Company expects RevPAR to continue to show improvement as compared to 2025 for the remainder of the year. Based on performance through the third quarter, the Company currently expects full-year 2026 RevPAR to exceed 2025 levels, assuming no material changes in the macroeconomic environment.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room, food and beverage, and other related revenue. For the three months ended September 30, 2026 and 2025, the Company had total revenue of $398.3 million and $373.9 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company had total revenue of $1.1 billion in each respective period. For the three months ended September 30, 2026 and 2025, respectively, Comparable Hotels achieved combined average occupancy of 78.3% and 76.2%, ADR of $170.53 and $163.45, and RevPAR of $133.60 and $124.55. For the nine months ended September 30, 2026 and 2025, respectively, Comparable Hotels achieved combined average occupancy of 77.1% and 75.4%, ADR of $166.38 and $161.82, and RevPAR of $128.24 and $122.00. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Compared to the same periods in 2025, during the three and nine months ended September 30, 2026, respectively, the Company’s Comparable Hotels ADR increased by 4.3% and 2.8%, while occupancy increased by 2.8% and 2.3%, resulting in an increase in RevPAR of 7.3% and 5.1%. Revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, reflecting improved demand beyond the impact of prior-year headwinds, including reduced government travel following the current administration’s efforts to curtail government spending and broader U.S. macroeconomic uncertainty in 2025. Revenue growth for the third quarter of 2026 was further driven by markets that hosted FIFA World Cup events in July, as well as broad-based RevPAR improvement across the portfolio throughout the quarter, including markets that did not host FIFA World Cup events, reflecting growth in both business and leisure travel demand. Markets with significantly above-average growth in the third quarter of 2026, compared to the same period in 2025, for the Company included Anchorage, Chicago, Dallas, Pittsburgh, Richmond, San Diego, South Bend and Washington, D.C. For the remainder of 2026, the Company expects RevPAR to exceed 2025 levels for its Comparable Hotels, which is consistent with broader expectations for applicable industry chain scale averages assuming the current macroeconomic environment continues. Future revenues could be negatively impacted by, among other things, historical seasonal trends, deterioration of consumer sentiment, a recessionary macroeconomic environment, inflationary pressures, reduced government travel or continued geopolitical uncertainty.

Hotel Operating Expense

Hotel operating expense consists of direct room operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operating expense for the three months ended September 30, 2026 and 2025 totaled $229.5 million and $222.0 million, respectively, or 57.6% and 59.4% of total revenue for the respective periods. For the nine months ended September 30, 2026 and 2025, hotel operating expense totaled $664.0 million and $642.4 million, respectively, or 58.3% and 59.2% of total revenue for the respective periods. The increases in hotel operating expense for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily driven by higher occupancy levels, which resulted in increased variable operating expenses, including labor and maintenance costs. Utilities expense increased due to a combination of increased occupancy and increases in overall utility rates. Additionally, ongoing inflationary pressures across the broader economy contributed to the increase in operational costs for these periods. While total payroll costs reflect a competitive labor market, wage growth has moderated. For the remainder of 2026, the Company anticipates a similar operating expense environment. The Company continues to monitor and support its management companies’ efforts to realize operational efficiencies and mitigate the impact of various cost pressures while responding effectively to changes in guest preferences and the overall operating environment to maximize operational efficiency.

Property Taxes, Insurance and Other Expense

Property taxes, insurance and other expense for the three months ended September 30, 2026 and 2025 was $21.6 million and $22.4 million, respectively, or 5.4% and 6.0% of total revenue for the respective periods. For the nine months ended September 30, 2026 and 2025, property taxes, insurance and other expense totaled $65.9 million and $68.7 million, respectively, or 5.8% and 6.3% of total revenue for the respective periods. The decreases in property taxes, insurance and other expense for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily due to decreases in property insurance premiums and successful appeals of real estate tax assessments from prior periods in certain jurisdictions. The Company will continue to proactively pursue tax assessment appeals in certain jurisdictions in an attempt to minimize tax increases, as warranted.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2026 and 2025 was $10.9 million and $7.5 million, respectively, or 2.7% and 2.0% of total revenue for the respective periods. For the nine months ended September 30, 2026 and 2025, general and administrative expense was $34.9 million and $24.8 million, respectively, or 3.1% and 2.3% of total revenue for the respective periods. The principal components of general and administrative expense are corporate payroll and related benefit costs, executive incentive compensation, legal fees, accounting fees and reporting expenses. The increases in general and administrative expense for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily due to increased accruals based on anticipated operating performance under the Company’s executive incentive compensation plan.

Impairment of Depreciable Real Estate

Impairment of depreciable real estate expense was approximately $4.3 million and $6.6 million for the three and nine months ended September 30, 2026, respectively, related to two properties the Company identified for potential sale, one in the second quarter and one in the third quarter of 2026. See Note 3 titled “Assets Held for Sale and Dispositions” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information concerning these impairment losses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $49.8 million and $48.1 million, respectively. For the nine months ended September 30, 2026 and 2025, depreciation and amortization expense was $149.0 million and $144.1 million, respectively. Depreciation and amortization expense primarily represents expense of the Company’s hotel buildings and related improvements, and associated personal property (furniture, fixtures, and equipment) for the respective periods of ownership. The increases of approximately $1.7 million and $4.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, were primarily due to renovations completed throughout 2025 and the first three quarters of 2026, as well as the acquisition of two hotels in the second and fourth quarters of 2025 totaling approximately $117.0 million, partially offset by the disposition of eight hotels in 2025 and 2026 with a combined carrying value of approximately $67.2 million at their respective times of sale.

Interest and Other Expense, net

Interest and other expense, net, for the three months ended September 30, 2026 and 2025 was $21.5 million and $21.4 million, respectively. For the nine months ended September 30, 2026 and 2025, interest and other expense, net, was $62.4 million and $61.7 million, respectively, and was net of approximately $1.0 million of capitalized interest associated with renovation projects for each respective period.

Interest expense related to the Company’s debt instruments for the three and nine months ended September 30, 2026 remained relatively unchanged compared to the same periods of 2025 as a result of higher average borrowings associated with variable-rate debt, offset by lower average interest rates on the Company’s variable-rate debt and lower average borrowings associated with fixed-rate debt. The Company anticipates interest expense for the remainder of 2026 will be relatively similar to the interest expense for the same period of 2025. The proportion of variable-rate debt that is fixed by interest rate swaps was lower over the nine months ended September 30, 2026 compared to the same period of 2025, as the Company had one interest rate swap in effect on $75.0 million of variable-rate debt mature during the first three quarters of 2026 and three interest rate swaps in effect on $150.0 million of variable-rate debt mature during 2025. However, this was partially offset as the Company entered into two new interest rate swaps in effect on $100.0 million of variable-rate debt during the third quarter of 2025, but at higher fixed rates than the swap agreements that expired.

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

The following table reconciles the Company’s GAAP net income to FFO and MFFO for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$60,473	$50,880	$155,249	$145,749
Depreciation of real estate owned	49,041	47,341	146,650	141,784
Gain on sale of real estate	-	(4,380)	(112)	(7,937)
Impairment of depreciable real estate	4,317	5,724	6,636	5,724
Funds from operations	113,831	99,565	308,423	285,320
Amortization of finance ground lease assets	759	759	2,278	2,278
Amortization of favorable and unfavorable operating leases, net	102	102	306	306
Non-cash straight-line operating ground lease expense	28	31	87	95
Share-based compensation expense (1)	3,230	1,264	10,509	5,736
Modified funds from operations	$117,950	$101,721	$321,603	$293,735

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

The following table reconciles the Company’s GAAP net income to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted Hotel EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$60,473	$50,880	$155,249	$145,749
Depreciation and amortization	49,809	48,100	148,998	144,063
Amortization of favorable and unfavorable operating leases, net	102	102	306	306
Interest and other expense, net	21,467	21,375	62,356	61,735
Income tax expense	258	242	760	723
EBITDA	132,109	120,699	367,669	352,576
Gain on sale of real estate	-	(4,380)	(112)	(7,937)
Impairment of depreciable real estate	4,317	5,724	6,636	5,724
EBITDAre	136,426	122,043	374,193	350,363
Non-cash straight-line operating ground lease expense	28	31	87	95
Share-based compensation expense (1)	3,230	1,264	10,509	5,736
Adjusted EBITDAre	139,684	123,338	384,789	356,194
Corporate expense	7,685	6,264	24,361	19,084
Adjusted EBITDAre from non-hotel property (2)	-	-	-	659
Adjusted Hotel EBITDA	$147,369	$129,602	$409,150	$375,937

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

Hotels Owned

As of September 30, 2026, the Company owned 216 hotels with an aggregate of 29,459 guest rooms located in 37 states and the District of Columbia, including four hotels with 387 guest rooms classified as held for sale, which are expected to be sold in the fourth quarter of 2026. The following tables summarize the number of hotels and guest rooms by brand and by state:

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

The following table summarizes the location, brand, manager, date acquired or completed and number of guest rooms for each of the 216 hotels that the Company owned as of September 30, 2026. As noted below, as of September 30, 2026, 14 of the Company’s properties are subject to ground leases and nine of its hotels are encumbered by mortgage debt.

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Anchorage	AK	Embassy Suites	InnVentures	4/30/2010	169
Anchorage	AK	Home2 Suites	InnVentures	12/1/2017	135
Auburn	AL	Hilton Garden Inn	LBA	3/1/2014	101
Birmingham	AL	Courtyard	LBA	3/1/2014	84
Birmingham	AL	Hilton Garden Inn	LBA	9/12/2017	104
Birmingham	AL	Home2 Suites	LBA	9/12/2017	106
Birmingham	AL	Homewood Suites	McKibbon	3/1/2014	95
Dothan	AL	Hilton Garden Inn	LBA	6/1/2009	104
Dothan	AL	Residence Inn	LBA	3/1/2014	84
Huntsville	AL	Hampton	LBA	9/1/2016	98
Huntsville	AL	Hilton Garden Inn	LBA	3/1/2014	101
Huntsville	AL	Home2 Suites	LBA	9/1/2016	77
Huntsville	AL	Homewood Suites	LBA	3/1/2014	107
Mobile	AL	Hampton	McKibbon	9/1/2016	101	(1)
Prattville	AL	Courtyard	LBA	3/1/2014	84
Chandler	AZ	Courtyard	North Central	11/2/2010	150
Chandler	AZ	Fairfield	North Central	11/2/2010	110
Phoenix	AZ	Courtyard	North Central	11/2/2010	164
Phoenix	AZ	Hampton	North Central	9/1/2016	125	(1)
Phoenix	AZ	Hampton	North Central	5/2/2018	210
Phoenix	AZ	Homewood Suites	North Central	9/1/2016	134	(1)
Phoenix	AZ	Residence Inn	North Central	11/2/2010	129
Scottsdale	AZ	Hilton Garden Inn	North Central	9/1/2016	122
Tempe	AZ	Hyatt House	Crestline	8/13/2020	105	(1)
Tempe	AZ	Hyatt Place	Crestline	8/13/2020	154	(1)
Tucson	AZ	Hilton Garden Inn	Western	7/31/2008	125
Tucson	AZ	Residence Inn	Western	3/1/2014	124
Tucson	AZ	TownePlace Suites	Western	10/6/2011	124
Agoura Hills	CA	Homewood Suites	Dimension	3/1/2014	125
Burbank	CA	Courtyard	Huntington	8/11/2015	190	(2)
Burbank	CA	Residence Inn	Huntington	3/1/2014	166
Burbank	CA	SpringHill Suites	Huntington	7/13/2015	170	(2)
Cypress	CA	Courtyard	Dimension	3/1/2014	180
Cypress	CA	Hampton	Dimension	6/29/2015	110
Oceanside	CA	Courtyard	Huntington	9/1/2016	142
Oceanside	CA	Residence Inn	Huntington	3/1/2014	125
Rancho Bernardo/San Diego	CA	Courtyard	InnVentures	3/1/2014	210
Sacramento	CA	Hilton Garden Inn	Dimension	3/1/2014	153
San Bernardino	CA	Residence Inn	InnVentures	2/16/2011	95
San Diego	CA	Courtyard	Huntington	9/1/2015	245	(2)
San Diego	CA	Hampton	Dimension	3/1/2014	177	(2)
San Diego	CA	Hilton Garden Inn	InnVentures	3/1/2014	200
San Diego	CA	Residence Inn	Dimension	3/1/2014	122
San Jose	CA	Homewood Suites	Dimension	3/1/2014	140	(2)
San Juan Capistrano	CA	Residence Inn	Dimension	9/1/2016	130	(1)
Santa Ana	CA	Courtyard	Dimension	5/23/2011	155	(2)

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Santa Clarita	CA	Courtyard	Dimension	9/24/2008	140
Santa Clarita	CA	Fairfield	Dimension	10/29/2008	66	(3)
Santa Clarita	CA	Hampton	Dimension	10/29/2008	128	(3)
Santa Clarita	CA	Residence Inn	Dimension	10/29/2008	90	(3)
Tustin	CA	Fairfield	Huntington	9/1/2016	145
Tustin	CA	Residence Inn	Huntington	9/1/2016	149
Colorado Springs	CO	Hampton	Chartwell	9/1/2016	101
Denver	CO	Hilton Garden Inn	InnVentures	9/1/2016	221
Highlands Ranch	CO	Hilton Garden Inn	Dimension	3/1/2014	128
Highlands Ranch	CO	Residence Inn	Dimension	3/1/2014	117
Boca Raton	FL	Hilton Garden Inn	Dimension	9/1/2016	149
Cape Canaveral	FL	Hampton	LBA	4/30/2020	116
Cape Canaveral	FL	Homewood Suites	LBA	9/1/2016	153
Cape Canaveral	FL	Home2 Suites	LBA	4/30/2020	108
Fort Lauderdale	FL	Hampton	Dimension	6/23/2015	156
Fort Lauderdale	FL	Residence Inn	LBA	9/1/2016	156
Gainesville	FL	Hilton Garden Inn	McKibbon	9/1/2016	104
Gainesville	FL	Homewood Suites	McKibbon	9/1/2016	103
Jacksonville	FL	Homewood Suites	McKibbon	3/1/2014	119
Jacksonville	FL	Hyatt Place	Crestline	12/7/2018	127
Miami	FL	Courtyard	Dimension	3/1/2014	118	(1)
Miami	FL	Hampton	HHM	4/9/2010	121
Miami	FL	Homewood Suites	Dimension	3/1/2014	162
Orlando	FL	Fairfield	Crestline	7/1/2009	200
Orlando	FL	Home2 Suites	LBA	3/19/2019	128
Orlando	FL	SpringHill Suites	Crestline	7/1/2009	200
Panama City	FL	Hampton	LBA	3/12/2009	95
Panama City	FL	TownePlace Suites	LBA	1/19/2010	103
Pensacola	FL	TownePlace Suites	McKibbon	9/1/2016	97
Tallahassee	FL	Fairfield	LBA	9/1/2016	97
Tallahassee	FL	Hilton Garden Inn	LBA	3/1/2014	85	(1)
Tampa	FL	Embassy Suites	HHM	11/2/2010	147
Tampa	FL	Homewood Suites	HHM	6/10/2025	126
Atlanta/Downtown	GA	Hampton	McKibbon	2/5/2018	119
Atlanta/Perimeter Dunwoody	GA	Hampton	LBA	6/28/2018	132
Atlanta	GA	Home2 Suites	McKibbon	7/1/2016	128
Macon	GA	Hilton Garden Inn	LBA	3/1/2014	101	(1)
Savannah	GA	Hilton Garden Inn	Newport	3/1/2014	105	(1)
Davenport	IA	Hampton	Chartwell	9/1/2016	103	(3)
Boise	ID	Hampton	Raymond	4/30/2010	186
Des Plaines	IL	Hilton Garden Inn	Raymond	9/1/2016	253
Hoffman Estates	IL	Hilton Garden Inn	HHM	9/1/2016	184
Mettawa	IL	Hilton Garden Inn	HHM	11/2/2010	170
Mettawa	IL	Residence Inn	HHM	11/2/2010	130
Rosemont	IL	Hampton	Raymond	9/1/2016	158
Skokie	IL	Hampton	Raymond	9/1/2016	225
Warrenville	IL	Hilton Garden Inn	HHM	11/2/2010	135
Merrillville	IN	Hilton Garden Inn	HHM	9/1/2016	124

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Mishawaka	IN	Residence Inn	HHM	11/2/2010	106
South Bend	IN	Fairfield	HHM	9/1/2016	119
Overland Park	KS	Fairfield	Raymond	3/1/2014	110
Overland Park	KS	Residence Inn	Raymond	3/1/2014	120
Louisville	KY	AC Hotels	Concord	10/25/2022	156
Lafayette	LA	Hilton Garden Inn	LBA	7/30/2010	153	(1)
Lafayette	LA	SpringHill Suites	LBA	6/23/2011	103
New Orleans	LA	Homewood Suites	Dimension	3/1/2014	166
Marlborough	MA	Residence Inn	Crestline	3/1/2014	112
Westford	MA	Hampton	Crestline	3/1/2014	110
Westford	MA	Residence Inn	Crestline	3/1/2014	108
Annapolis	MD	Hilton Garden Inn	Crestline	3/1/2014	126
Silver Spring	MD	Hilton Garden Inn	Crestline	7/30/2010	107
Portland	ME	AC Hotels	Crestline	8/20/2021	178
Portland	ME	Aloft Hotels	Crestline	9/10/2021	157
Portland	ME	Residence Inn	Crestline	10/13/2017	179	(2)
Novi	MI	Hilton Garden Inn	HHM	11/2/2010	148
Maple Grove	MN	Hilton Garden Inn	North Central	9/1/2016	121
St. Paul	MN	Hampton	Raymond	3/4/2019	160
Kansas City	MO	Hampton	Raymond	8/31/2010	122
Kansas City	MO	Residence Inn	Raymond	3/1/2014	106
St. Louis	MO	Hampton	Raymond	8/31/2010	190
St. Louis	MO	Hampton	Raymond	4/30/2010	126
Hattiesburg	MS	Courtyard	LBA	3/1/2014	84
Hattiesburg	MS	Residence Inn	LBA	12/11/2008	84
Carolina Beach	NC	Courtyard	Crestline	3/1/2014	144
Charlotte	NC	Fairfield	Newport	9/1/2016	94
Durham	NC	Homewood Suites	McKibbon	12/4/2008	122
Fayetteville	NC	Home2 Suites	LBA	2/3/2011	118
Jacksonville	NC	Home2 Suites	LBA	9/1/2016	105
Wilmington	NC	Fairfield	Crestline	3/1/2014	122
Winston-Salem	NC	Hampton	McKibbon	9/1/2016	94
Omaha	NE	Courtyard	HHM	3/1/2014	181
Omaha	NE	Hampton	HHM	9/1/2016	139
Omaha	NE	Hilton Garden Inn	HHM	9/1/2016	178
Omaha	NE	Homewood Suites	HHM	9/1/2016	123
Cranford	NJ	Homewood Suites	Dimension	3/1/2014	108
Mahwah	NJ	Homewood Suites	Dimension	3/1/2014	110
Mount Laurel	NJ	Homewood Suites	Newport	1/11/2011	118
Somerset	NJ	Courtyard	Newport	3/1/2014	162	(1)
West Orange	NJ	Courtyard	Newport	1/11/2011	131
Las Vegas	NV	SpringHill Suites	Highgate	12/27/2023	300
Islip/Ronkonkoma	NY	Hilton Garden Inn	Crestline	3/1/2014	166
New York	NY	Independent	Highgate	3/1/2014	212	(1)
Syracuse	NY	Courtyard	Crestline	10/16/2015	102
Syracuse	NY	Residence Inn	Crestline	10/16/2015	78
Cleveland	OH	Courtyard	Concord	6/30/2023	154
Mason	OH	Hilton Garden Inn	Raymond	9/1/2016	110

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Twinsburg	OH	Hilton Garden Inn	Concord	10/7/2008	142
Oklahoma City	OK	Hampton	Raymond	5/28/2010	200
Oklahoma City	OK	Hilton Garden Inn	Raymond	9/1/2016	155
Oklahoma City	OK	Homewood Suites	Raymond	9/1/2016	100
Oklahoma City (West)	OK	Homewood Suites	Chartwell	9/1/2016	90
Portland	OR	Hampton	Raymond	11/17/2021	243
Collegeville/Philadelphia	PA	Courtyard	Newport	11/15/2010	132
Malvern/Philadelphia	PA	Courtyard	Newport	11/30/2010	127
Pittsburgh	PA	AC Hotels	Concord	10/25/2022	134
Pittsburgh	PA	Hampton	Newport	12/31/2008	132
Charleston	SC	Home2 Suites	LBA	9/1/2016	122
Columbia	SC	Hilton Garden Inn	Newport	3/1/2014	143
Columbia	SC	TownePlace Suites	Newport	9/1/2016	91
Greenville	SC	Hyatt Place	Crestline	9/1/2021	130	(4)
Hilton Head	SC	Hilton Garden Inn	McKibbon	3/1/2014	104
Franklin	TN	Courtyard	Chartwell	9/1/2016	126
Franklin	TN	Residence Inn	Chartwell	9/1/2016	124
Knoxville	TN	Homewood Suites	McKibbon	9/1/2016	103
Knoxville	TN	SpringHill Suites	McKibbon	9/1/2016	103
Memphis	TN	Hampton	Crestline	2/5/2018	144
Memphis	TN	Hilton Garden Inn	Crestline	10/28/2021	150
Nashville	TN	Motto	Chartwell	12/19/2025	260
Nashville	TN	Hilton Garden Inn	Dimension	9/30/2010	194
Nashville	TN	Home2 Suites	Dimension	5/31/2012	119
Nashville	TN	TownePlace Suites	Chartwell	9/1/2016	101
Addison	TX	SpringHill Suites	Western	3/1/2014	159
Arlington	TX	Hampton	Western	12/1/2010	98
Austin	TX	Courtyard	Dimension	11/2/2010	145
Austin	TX	Fairfield	Dimension	11/2/2010	150
Austin	TX	Hampton	Dimension	4/14/2009	124
Austin	TX	Homewood Suites	Dimension	4/14/2009	97
Austin/Round Rock	TX	Hampton	Dimension	3/6/2009	94
Austin/Round Rock	TX	Homewood Suites	Dimension	9/1/2016	115
Dallas	TX	Homewood Suites	Western	9/1/2016	130
Denton	TX	Homewood Suites	Chartwell	9/1/2016	107
El Paso	TX	Homewood Suites	Western	3/1/2014	114
Fort Worth	TX	Courtyard	LBA	2/2/2017	124
Fort Worth	TX	Hilton Garden Inn	Raymond	11/17/2021	157
Fort Worth	TX	Homewood Suites	Raymond	11/17/2021	112
Fort Worth	TX	TownePlace Suites	Western	7/19/2010	140
Frisco	TX	Hilton Garden Inn	Western	12/31/2008	102
Grapevine	TX	Hilton Garden Inn	Western	9/24/2010	110
Houston	TX	Courtyard	LBA	9/1/2016	124
Houston	TX	Residence Inn	Western	3/1/2014	129
Houston	TX	Residence Inn	Western	9/1/2016	120
Lewisville	TX	Hilton Garden Inn	Western	10/16/2008	165
San Antonio	TX	TownePlace Suites	Western	3/1/2014	106
Shenandoah	TX	Courtyard	LBA	9/1/2016	124

City	State	Brand	Manager	Date Acquired or Completed	Guest Rooms
Stafford	TX	Homewood Suites	Western	3/1/2014	78
Texarkana	TX	Hampton	Western	1/31/2011	81
Provo	UT	Residence Inn	North Central	3/1/2014	114
Salt Lake City	UT	Courtyard	North Central	10/11/2023	175
Salt Lake City	UT	Hyatt House	North Central	10/11/2023	159
Salt Lake City	UT	Residence Inn	North Central	10/20/2017	136
Salt Lake City	UT	SpringHill Suites	North Central	11/2/2010	143
South Jordan	UT	Embassy Suites	HHM	11/21/2023	192
Alexandria	VA	Courtyard	HHM	3/1/2014	178
Alexandria	VA	SpringHill Suites	HHM	3/28/2011	155
Charlottesville	VA	Courtyard	Crestline	3/1/2014	139
Manassas	VA	Residence Inn	Crestline	2/16/2011	107
Richmond	VA	Courtyard	White Lodging	12/8/2014	135	(2)
Richmond	VA	Marriott	White Lodging	3/1/2014	413	(1)
Richmond	VA	Residence Inn	White Lodging	12/8/2014	75	(2)
Suffolk	VA	Courtyard	Crestline	3/1/2014	92
Suffolk	VA	TownePlace Suites	Crestline	3/1/2014	72
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	141
Virginia Beach	VA	Courtyard	Crestline	3/1/2014	160
Kirkland	WA	Courtyard	InnVentures	3/1/2014	150
Renton	WA	Residence Inn	InnVentures	10/18/2023	146
Seattle	WA	Residence Inn	InnVentures	3/1/2014	234
Tukwila	WA	Homewood Suites	Dimension	3/1/2014	106
Madison	WI	Hilton Garden Inn	Raymond	2/18/2021	176
Madison	WI	Embassy Suites	Raymond	6/20/2024	262
Washington, D.C.	-	AC Hotels	HHM	3/25/2024	234
Total					29,459

(1)
Property is subject to a ground lease.
(2)
Hotel is encumbered by a mortgage.
(3)
Hotels are classified as held for sale as of September 30, 2026, and are expected to be sold in the fourth quarter of 2026.
(4)
Manager is as of September 30, 2026. Effective October 1, 2026, management responsibility of this property was transferred from Crestline to Auro Hotels Management, LLC (“Auro”).

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

As of September 30, 2026, the Company had $1.5 billion of total outstanding debt consisting of $160.3 million of mortgage debt and $1.3 billion outstanding under its unsecured credit facilities, excluding unamortized debt issuance costs. As of September 30, 2026, the Company had available corporate cash on hand of approximately $42.7 million, and unused borrowing capacity under its Revolving Credit Facility of approximately $699.5 million after taking into account a $0.5 million outstanding letter of credit.

The credit agreements governing the unsecured credit facilities contain customary affirmative and negative covenants and events of default. As of September 30, 2026, the covenants included, among others, maximum debt limits, minimum interest and fixed charge coverage ratios, and restrictions on certain investments. The Company was in compliance with the applicable covenants as of September 30, 2026.

On July 23, 2026, the Company amended and restated the credit agreement for its existing $1.2 billion credit facility, extending the maturity dates and increasing the borrowing capacity of the existing $650 million revolving credit facility by $50 million to $700 million, resulting in a total borrowing capacity of approximately $1.3 billion. The amended and restated credit agreement extended the maturity dates, modified certain financial covenants and changed the interest rate margin range to 1.35% to 2.30% as compared to a range of 1.35% to 2.25% prior to the amendment and restatement. The Company also entered into conforming amendments for its other unsecured credit facilities to align with the revised financial covenants.

On July 28, 2026, the Company entered into an amendment to its existing $385 million term loan facility which updated the interest rate margin to a range of 1.35% to 2.25% as compared to a range of 1.35% to 2.20% prior to the amendment.

On July 24, 2026, the Company amended and restated the credit agreement for its existing $130 million term loan facility, which increased the amount of the term loan facility to $160 million, with the additional $30 million funded at closing, extended the maturity date seven years to July 24, 2033 and, as a result of the longer tenor, changed the interest rate margin range to 1.70% to 2.65% as compared to a range of 1.35% to 2.20% prior to the amendment and restatement.

On July 24, 2026, the Company entered into an amendment to its existing $85 million term loan facility which updated the interest rate margin to a range of 1.35% to 2.25% as compared to a range of 1.70% to 2.55% prior to the amendment.

See Note 4 titled “Debt” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for details regarding the Company’s debt agreements as of September 30, 2026.

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

On February 23, 2024, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate of $500 million of its common shares under the ATM Program. No common shares were sold under the Company’s ATM Program during the three and nine months ended September 30, 2026 or during the year ended December 31, 2025. As of September 30, 2026, $500 million remained available for issuance under the ATM Program. The Company plans to use future net proceeds from the sale of shares under the ATM Program, or under a similar successor program, for general corporate purposes, which may include, among other things, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, improvement of properties in its portfolio and working capital. The Company may also use the future net proceeds to acquire another REIT or other company that invests in income-producing properties. Future offerings will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common shares and opportunities for uses of any proceeds.

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

Distributions

The Company generally must distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order to maintain its REIT status. On September 17, 2026, the Company declared a monthly cash distribution of $0.08 per common share, paid on October 15, 2026, to shareholders of record as of September 30, 2026. For the three and nine months ended September 30, 2026, the Company paid distributions of $0.24 and $0.72 per common share, respectively, for a total of $56.6 million and $169.8 million, respectively. Subsequent to quarter end, on October 19, 2026, the Company declared a monthly cash distribution of $0.08 per common share, payable on November 16, 2026, to shareholders of record as of October 30, 2026.

The Company’s current annual distribution rate, payable monthly, is $0.96 per common share. As it has done historically, due to seasonality, the Company may use its Revolving Credit Facility to maintain the consistency of the monthly distribution rate, taking into consideration any acquisitions, dispositions, capital improvements and economic cycles. While management currently expects monthly cash distributions to continue at $0.08 per common share, any distribution will be subject to approval by the Company’s Board of Directors, and there can be no assurance of the classification, timing or duration of distributions at any particular distribution rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of its hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company or to the extent required to maintain the Company’s REIT status. If cash flows from operations and the Revolving Credit Facility are not adequate to meet liquidity requirements, the Company may utilize additional financing sources to make distributions. Although the Company has relatively low levels of debt, there can be no assurance it will be successful with this strategy, and it may need to reduce its distributions to minimum levels required to maintain its qualification as a REIT. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions.

Share Repurchases

In May 2026, the Company’s Board of Directors approved a one-year extension of its existing Share Repurchase Program, authorizing share repurchases up to an aggregate of $242.5 million. The Share Repurchase Program may be suspended or terminated at any time by the Company and will end in July 2027 if not terminated or extended earlier. The Company previously entered into, and expects to continue to enter into, written trading plans as part of the Share Repurchase Program that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Exchange Act. The Company did not repurchase any common shares under the Share Repurchase Program during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company purchased, under its Share Repurchase Program, approximately 3.5 million of its common shares at a weighted-average market purchase price of approximately $12.79 per common share for an aggregate purchase price, including commissions, of approximately $45.2 million. Past purchases under the Share Repurchase Program have been funded, and the Company intends to fund future share repurchases, with cash on hand, proceeds from dispositions or availability under its unsecured credit facilities, subject to applicable restrictions under the Company’s unsecured credit facilities (if any). The timing of share repurchases and the number of common shares to be purchased under the Share Repurchase Program will also depend upon prevailing market conditions, regulatory requirements and other factors. As of September 30, 2026, approximately $242.5 million remained available for purchase under the Share Repurchase Program.

Capital Improvements

Management routinely monitors the condition and operations of its hotels and plans renovations and other improvements as it deems prudent. The Company is committed to maintaining and enhancing each property’s competitive position in its market. The Company has invested in and plans to continue to reinvest in its hotels. Under certain loan agreements, the Company is required to place in escrow funds for the repair, replacement and refurbishment of furniture, fixtures, and equipment at the applicable hotels, based on a percentage of the hotel’s gross revenues, to be used for capital expenditures with respect to those hotels. As of September 30, 2026, the Company held approximately $5.4 million in reserves related to these properties. During the nine months ended September 30, 2026, the Company invested approximately $57.8 million in capital expenditures. The Company anticipates spending approximately $85 million to $95 million during 2026, which includes various comprehensive renovation projects for approximately 18 properties. The Company’s expectations reflect its ongoing prioritization and management of its overall capital spending to keep its hotels competitive, while weighing larger investments toward the highest return opportunities. Estimates of future capital expenditures are subject to change, and inflationary pressures, supply chain disruptions, tariffs, or other factors could result in additional cost increases or delays to anticipated projects.

As of September 30, 2026, the Company had one outstanding development project. During the third quarter of 2025, the Company entered into a fixed-price contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. The Company expects to spend a total of approximately $143.7 million to develop the AC Hotel and Residence Inn, which are currently planned to be completed and opened for business in the third quarter of 2028. As of September 30, 2026, the Company has capitalized $16.9 million related to the construction of the AC Hotel and Residence Inn.

Upcoming Debt Maturities and Debt Service Payments

As of September 30, 2026, the Company had approximately $124.6 million of principal and interest payments due on its debt over the next 12 months. This amount includes $49.6 million that the Company paid on October 14, 2026 to repay in full a mortgage loan secured by three of its properties. The Company funded the repayment with cash on hand, including proceeds from the July 2026 increase in its $160 million term loan facility and cash flow from operations.

Interest expense related to the Company’s unsecured credit facilities over the next 12 months is expected to be similar to the previous 12 months, with lower expected borrowings, offset by higher expected average interest rates. The average proportion of variable-rate debt that is fixed by interest rate swaps is expected to be lower over the next 12 months compared to the nine months ended September 30, 2026. The Company has one interest rate swap in effect on $125.0 million of variable-rate debt that will mature in the fourth quarter of 2026 and two interest rate swaps in effect on $100.0 million of variable-rate debt that will mature in the third quarter of 2027. If the Company replaces expiring interest rate swaps in the current interest rate environment with new agreements, the Company anticipates those new agreements to generally be at higher rates than the expiring swap agreements. See Note 4 titled “Debt” and Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for more detail regarding future maturities of the Company’s debt instruments and interest rate swap agreements as of September 30, 2026.

Purchase Contract Commitments

As of September 30, 2026, the Company had one outstanding contract, which was entered into during the third quarter of 2025, for the potential purchase of a hotel in Anchorage, Alaska for an expected fixed purchase price of approximately $65.5 million. The hotel is under development as a 160-guest-room AC Hotel and is currently planned to be completed and opened for business in the fourth quarter of 2027. As of September 30, 2026, a $2.0 million contract deposit (refundable if the seller does not meet its obligations under the contract) had been paid. If the closing occurs, the Company plans to utilize its available cash or borrowings, including borrowings under its unsecured credit facilities available at closing, to purchase the hotel under contract. Although the Company is working towards acquiring this hotel, there are a number of conditions to closing that have not yet been satisfied, and there can be no assurance that closing on this hotel will occur under the outstanding purchase contract. If the seller meets all of the conditions to closing, the Company is obligated to specifically perform under the purchase contract and acquire this hotel. As this hotel is under development, at this time, the seller has not met all of the conditions to closing.

As mentioned in the “Capital Improvements” section above, during the third quarter of 2025, the Company entered into a fixed-price contract with a third party to develop a dual-branded property, consisting of an AC Hotel and a Residence Inn, on Company-owned land in Las Vegas, Nevada, adjacent to its existing SpringHill Suites. See Note 10 titled “Contract Commitments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for more detail regarding this development project.

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

Impact of Inflation

The Company relies on the performance of its hotels and the ability of its hotel operators to increase revenue to keep pace with inflation. Hotel operators, in general, possess the ability to adjust room rates daily to reflect the effects of inflation on the Company’s operating expenses. However, competitive pressures and other factors could limit the operators’ ability to raise room rates and, as a result, the Company may not be able to offset such increased operating expenses with increases in revenue. Additionally, tariff-induced inflation and increases in fuel and transportation costs could increase certain operating and renovation costs, as some supplies, furniture, fixtures and equipment and construction materials are imported, as well as negatively impact leisure travel by reducing the discretionary income of consumers.

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

Subsequent Events

On October 14, 2026, the Company paid $49.6 million to repay in full a mortgage loan secured by three of its properties. The Company funded the repayment with cash on hand, including proceeds from the July 2026 increase in its $160 million term loan facility and cash flow from operations. See Note 4 for additional information concerning this transaction.

On October 15, 2026, the Company paid approximately $18.9 million, or $0.08 per common share, in distributions to shareholders of record as of September 30, 2026.

On October 19, 2026, the Company declared a monthly cash distribution of $0.08 per common share. The distribution is payable on November 16, 2026, to shareholders of record as of October 30, 2026.

In October 2026, the Company entered into a purchase and sale agreement with an unrelated party for the sale of one hotel for a gross sales price of approximately $21.5 million. The Company expects to complete the sale of this hotel in the fourth quarter of 2026. There are many conditions to closing on the sale of this hotel that have not yet been satisfied, and there can be no assurance that closing on the sale of this hotel will occur under the outstanding purchase and sale agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2026, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. However, the Company is exposed to interest rate risk due to possible changes in short-term interest rates as it invests its cash or borrows on its Revolving Credit Facility and due to the portion of its variable-rate debt that is not fixed by interest rate swaps. As of September 30, 2026, after giving effect to interest rate swaps, as described below, approximately $595.0 million, or approximately 40% of the Company’s total debt outstanding, was subject to variable interest rates. Based on the Company’s variable-rate debt outstanding as of September 30, 2026, every 100 basis point change in interest rates will impact the Company’s annual net income by approximately $6.0 million, all other factors remaining the same. With the exception of interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.

As of September 30, 2026, the Company’s variable-rate debt consisted of its unsecured credit facilities, including $1.2 billion of term loans. Currently, the Company uses interest rate swaps to manage its interest rate risk on a portion of its variable-rate debt. As of September 30, 2026, the Company had 10 interest rate swap agreements that effectively fix the interest payments on approximately $610.0 million of the Company’s variable-rate debt outstanding with swap maturity dates ranging from November 2026 to December 2029. Under the terms of the Company’s interest rate swaps, the Company pays a fixed rate of interest and receives a floating rate of interest equal to the annual rate of the one-month SOFR. See Note 5 titled “Fair Value of Financial Instruments” in the Company’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for a description of the Company’s interest rate swaps as of September 30, 2026.

In addition to its variable-rate debt and interest rate swaps discussed above, the Company has assumed or originated fixed interest rate mortgages payable to lenders under permanent financing arrangements as well as two fixed-rate senior notes facilities totaling $125 million. The following table summarizes the annual maturities and average interest rates of the Company’s mortgage debt and borrowings outstanding under its unsecured credit facilities at September 30, 2026. All dollar amounts are in thousands.

	October 1 - December 31, 2026	2027	2028	2029	2030	Thereafter	Total	Fair Market Value
Total debt:
Maturities	$50,646	$3,602	$34,066	$162,294	$460,016	$779,638	$1,490,262	$1,466,808
Average interest rates (1)	4.9%	4.9%	5.0%	5.1%	5.2%	5.2%

Variable-rate debt:
Maturities	$-	$-	$-	$85,000	$385,000	$735,000	$1,205,000	$1,205,000
Average interest rates (1)	5.1%	5.0%	5.1%	5.2%	5.3%	5.3%

Fixed-rate debt:
Maturities	$50,646	$3,602	$34,066	$77,294	$75,016	$44,638	$285,262	$261,808
Average interest rates	4.0%	4.1%	4.1%	3.9%	3.6%	3.7%

(1)
The average interest rate gives effect to interest rate swaps, as applicable.

Item 4. Controls and Procedures

The Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common shares during the third quarter of 2026.

Item 5. Other Information

Trading Arrangements

No director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality REIT, Inc.

By:	/s/ Justin G. Knight	Date: November 5, 2026
Justin G. Knight,
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Elizabeth S. Perkins	Date: November 5, 2026
Elizabeth S. Perkins,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)